Form 10-K
period 2014-12-31
Business First Bancshares, Inc.
filed 2015-05-08
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE

SECURITIES EXCHANGE ACT OF 1934

Contains only financial statements for the fiscal year ended December 31, 2014

Commission file number: 333-200112

BUSINESS FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Louisiana	20-5340628
(State of incorporation or organization)	(I.R.S. Employer Identification Number)

8440 Jefferson Highway, Suite 101 Baton Rouge, Louisiana	70809
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (225) 248-7600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established public trading market for the registrant’s common stock. As of March 31, 2015, there were 5,314,925 outstanding shares of the registrant’s common stock, $1.00 par value per share.

BUSINESS FIRST BANCSHARES, INC.

SPECIAL FINANCIAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

On February 18, 2015, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 of Business First Bancshares, Inc. (“Company”), relating to the Company’s offering of common stock in connection with its acquisition of American Gateway Financial Corporation. A detailed description of the offering is included in the Form S-4 Registration Statement.

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company’s registration statement under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Form S-4 Registration Statement did not contain the certified financial statements of the Company for the year ended December 31, 2014; therefore, as required by Rule 15d-2, the Company is hereby filing its certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

Baton Rouge, Louisiana

March 30, 2015

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
ASSETS
Cash and Due from Banks	$26,015	$10,074
Federal Funds Sold	817	9,195
Securities Available for Sale, at Fair Values	74,503	102,286
Loans and Lease Receivable, Net of Allowance for Loan Losses of $6,632 in 2014 and $6,043 in 2013	551,754	530,002
Premises and Equipment, Net	2,180	2,772
Accrued Interest Receivable	1,772	1,906
Other Equity Securities	1,799	2,984
Other Real Estate Owned	3,028	900
Cash Value of Life Insurance	17,376	16,807
Other Assets	5,258	7,254

Total Assets	$684,502	$684,180

LIABILITIES
Deposits:
Noninterest Bearing	$108,965	$121,066
Interest Bearing	478,287	473,110

Total Deposits	587,252	594,176
Federal Home Loan Bank Borrowings	15,000	15,000
Accrued Interest Payable	416	453
Other Liabilities	2,989	2,628

Total Liabilities	605,657	612,257
STOCKHOLDERS’ EQUITY
Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 5,314,925 Shares Issued at December 31, 2014 and 2013	5,315	5,315
Additional Paid-in Capital	57,225	56,740
Retained Earnings	16,948	12,915
Accumulated Other Comprehensive Income (Loss)	(643)	(3,047)

Total Stockholders’ Equity	78,845	71,923

Total Liabilities and Stockholders’ Equity	$684,502	$684,180

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Interest Income:
Interest and Fees on Loans	$25,731	$25,593
Interest and Dividends on Securities	1,673	3,374
Interest on Federal Funds Sold	71	10

Total Interest Income	27,475	28,977
Interest Expense:
Interest on Deposits	3,641	3,649
Interest on Borrowings	310	1,051

Total Interest Expense	3,951	4,700

Net Interest Income	23,524	24,277
Provision for Loan Losses	700	751

Net Interest Income after Provision for Loan Losses	22,824	23,526
Other Income:
Service Charges on Deposit Accounts	587	595
Gain on Sales of Securities	13	871
Other Income	1,128	705

Total Other Income	1,728	2,171
Other Expenses:
Salaries and Employee Benefits	11,196	10,982
Occupancy and Equipment Expense	2,469	2,358
Other Expenses	5,490	6,736

Total Other Expenses	19,155	20,076

Income Before Income Taxes	5,397	5,621
Provision for Income Taxes	1,364	1,016

Consolidated Net Income from Continuing Operations	4,033	4,605
Discontinued Operations:
Loss from Disposal of Insurance Subsidiaries	—	(565)
Income from Operations of Discontinued Subsidiaries	—	1,359
Income Tax Expense	—	(270)

Gain from Discontinued Operations	—	524

Consolidated Net Income	4,033	5,129
Net Income Attributable to Non-Controlling Interest	—	344

Net Income Attributable to Business First Bancshares, Inc.	$4,033	$4,785

Earnings Per Share:
Basic	$0.76	$0.90
Diluted	$0.72	$0.87

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Consolidated Net Income	$4,033	$5,129
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	3,630	(7,667)
Reclassification Adjustment for Gains included in Net Income	13	871
Income Tax Effect	(1,239)	2,311

Other Comprehensive Income (Loss)	2,404	(4,485)

Consolidated Comprehensive Income	6,437	644
Net Income Attributable to Non-Controlling Interest	—	344

Comprehensive Income Attributable to Business First Bancshares, Inc.	$6,437	$300

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest in Equity	Total Stockholders’ Equity
Balances at December 31, 2012	$5,311	$56,413	$8,113	$1,438	$(121)	$(140)	$71,014
Comprehensive Income:
Net Income	—	—	4,785	—	—	344	5,129
Other Comprehensive Income (Loss)	—	—	—	(4,485)	—	—	(4,485)
Issuance of Common Stock	4	(3)	—	—	—	—	1
Reissuance of Treasury Stock	—	—	—	—	121	—	121
Sale of Subsidiaries	—	(172)	17	—	—	(204)	(359)
Stock Based Compensation Cost	—	502	—	—	—	—	502

Balances at December 31, 2013	5,315	56,740	12,915	(3,047)	—	—	71,923
Comprehensive Income:
Net Income	—	—	4,033	—	—	—	4,033
Other Comprehensive Income (Loss)	—	—	—	2,404	—	—	2,404
Stock Based Compensation Cost	—	485	—	—	—	—	485

Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$—	$—	$78,845

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Cash Flows From Operating Activities:
Consolidated Net Income	$4,033	$5,129
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	700	751
Depreciation and Amortization	810	848
Noncash Compensation Expense	485	502
Net Amortization of Securities	493	1,259
Gain on Sales of Securities	(13)	(871)
(Gain) Loss / Writedown on Other Real Estate Owned	(262)	208
Increase in Cash Value of Life Insurance	(569)	(529)
Credit for Deferred Income Taxes	(764)	(493)
Non-Controlling Interest in Net Income of Consolidated Entity	—	(344)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	134	337
Decrease in Other Assets	1,521	2,059
Decrease in Accrued Interest Payable	(37)	(113)
Increase (Decrease) in Other Liabilities	361	(525)

Net Cash Provided by Operating Activities	6,892	8,218

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(3,699)	(27,789)
Proceeds from Maturities / Sales of Securities Available for Sale	28,846	80,543
Proceeds from Paydowns of Securities Available for Sale	5,799	11,343
Purchases of Other Equity Securities	(681)	(2,818)
Proceeds from Sales of Other Equity Securities	1,866	1,885
Net Increase in Loans	(24,655)	(77,506)
Purchases of Premises and Equipment	(218)	(328)
Proceeds from Sales of Other Real Estate	337	167
Net Decrease in Federal Funds Sold	8,378	2,630

Net Cash Provided by (Used in) Investing Activities	15,973	(11,873)

(CONTINUED)

	2014	2013
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(6,924)	27,847
Net Repayments on Borrowings	—	(25,000)
Issuance of Common Stock	—	1
Proceeds from Reissuance of Treasury Stock	—	121

Net Cash Provided by (Used in) Financing Activities	(6,924)	2,969

Net Increase (Decrease) in Cash and Cash Equivalents	15,941	(686)
Cash and Cash Equivalents at Beginning of Year	10,074	10,760

Cash and Cash Equivalents at End of Year	$26,015	$10,074

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$3,679	$3,690

Interest on Borrowings	$309	$1,123

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$3,643	$(6,797)

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(1,239)	$2,311

Transfer of Loans to Other Real Estate	$2,203	$1,105

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 1 – Nature of Operations and Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. (Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiary, Business First Insurance, LLC, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, Business First Bank (the Bank), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank operates from five full service locations and one loan production office in Louisiana (Baton Rouge, Shreveport, Covington, Lafayette, Lake Charles and Houma (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation.

In addition to the banking operations, the Bank offered insurance products through its wholly-owned subsidiary, Business First Insurance, LLC (the LLC). The LLC consummated a 75% purchase of an insurance agency during 2010 and that insurance agency then purchased 60% of another insurance agency. These insurance agencies are licensed to operate and sell commercial and personal insurance products in the Bank’s markets. As described in Note 21, the LLC sold both of these insurance agencies back to the original owners in 2013.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions in the area.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Securities

Management determines the appropriate classification of debt securities (held to maturity, available for sale or trading) at the time of purchase and re-evaluates this classification periodically. Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are recorded at fair value. Unrealized gains or losses are reported as a component of comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2014 and 2013.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2014 and 2013.

The Bank has invested in Federal Home Loan Bank (FHLB) stock which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

Loans

Loans are stated at principal amounts outstanding less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on non-accrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank classifies loans as impaired when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management’s review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management’s evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting and accelerated methods for tax reporting purposes.

The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its costs or fair value less cost to sell.

Income Taxes

The provision for income taxes is based on amounts reported in the statement of income after exclusion of nontaxable income such as interest on state and municipal securities. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

Deferred taxes are provided utilizing a liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the reported amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company files a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each entity’s income adjusted for permanent differences.

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2014, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Louisiana. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2011. Any interest and penalties assessed by income taxing authorities are not significant and are included in other expenses in these financial statements.

Stock Based Compensation

As described in Note 12, the Company has issued stock warrants and stock options that incorporate stock based compensation. The Company has adopted a fair value based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the required service period, which is usually the vesting period.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and deposits in other financial institutions.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2014 and 2013, the Company expensed costs of $190 thousand and $258 thousand, respectively.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments – Equity Method and Joint Venture – Accounting for Investments in Qualified Affordable Housing Projects, which permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, which clarifies when an in-substance repossession or foreclosure is deemed to occur, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, and the loan should be derecognized and the real estate property should be recognized. This ASU clarifies that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors – Classification of Certain Government-Guaranteed Residential Mortgage Loans Upon Foreclosure, which provides guidance concerning the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs. If certain conditions are met, a residential mortgage loan is derecognized and a separate other receivable is recorded upon foreclosure. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications may have been made to the 2013 financial statements in order to conform to the classifications adopted for reporting in 2014. These reclassifications have no effect on previously reported net income.

Note 2 – Earning per Common Share –

Basic earnings per share (EPS) represents income available to common stockholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock warrants and stock options.

	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares From Continuing Operations	$4,033	$4,261
Net Income (Loss) Available to Common Shares From Discontinued Operations	—	524

Net Income Available to Common Shares	$4,033	$4,785

Denominator:
Weighted Average Common Shares Outstanding	5,314,925	5,311,826
Dilutive Effect of Stock Options and Warrants	293,600	194,888

Weighted Average Dilutive Common Shares	5,608,525	5,506,714

Basic Earnings Per Common Share From Net Income Available to Common Shares From Continuing Operations	$0.76	$0.80
Basic Earnings (Loss) Per Common Share From Net Income Available to Common Shares From Discontinued Operations	—	0.10

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.76	$0.90

Diluted Earnings Per Common Share From Net Income Available to Common Shares From Continuing Operations	$0.72	$0.77
Diluted Earnings (Loss) Per Common Share From Net Income Available to Common Shares From Discontinued Operations	—	0.10

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.72	$0.87

Note 3 – Cash and Due From Banks –

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. There was no required reserve at December 31, 2014 and 2013.

Note 4 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2014 and 2013 are summarized as follows:

	2014
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,260	$31	$(149)	$9,142
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,591	51	(616)	34,026
Municipal Securities	30,324	562	(226)	30,660
Other Securities	1,302	—	(627)	675

	$75,477	$644	$(1,618)	$74,503

	2013
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$8,186	$—	$(437)	$7,749
Corporate Securities	4,500	1	(32)	4,469
Mortgage-Backed Securities	44,022	38	(1,791)	42,269
Municipal Securities	48,865	650	(2,365)	47,150
Other Securities	1,330	—	(681)	649

	$106,903	$689	$(5,306)	$102,286

The amortized cost and fair values of securities available for sale as of December 31, 2014 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$262	$262
One to Five Years	9,006	9,236
Over Five to Ten Years	21,192	21,250
Over Ten Years	45,017	43,755

	$75,477	$74,503

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2014 and 2013, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	2014
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$—	$—	$8,003	$(149)	$8,003	$(149)
Corporate Securities	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	32,714	(616)	32,714	(616)
Municipal Securities	4,703	(20)	9,687	(206)	14,390	(226)
Other Securities	—	—	675	(627)	675	(627)

	$4,703	$(20)	$51,079	$(1,598)	$55,782	$(1,618)

	2013
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$7,749	$(437)	$—	$—	$7,749	$(437)
Corporate Securities	2,485	(15)	1,483	(17)	3,968	(32)
Mortgage-Backed Securities	31,917	(1,233)	8,683	(558)	40,600	(1,791)
Municipal Securities	21,352	(2,013)	2,785	(352)	24,137	(2,365)
Other Securities	—	—	649	(681)	649	(681)

	$63,503	$(3,698)	$13,600	$(1,608)	$77,103	$(5,306)

Management evaluates securities for other than temporary impairment when economic and market conditions warrant such evaluations. Consideration is given to the extent and length of time the fair value has been below cost, the reasons for the decline in value, and the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost. The Company developed a process to identify securities that could potentially have a credit impairment that is other than temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. When the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

Securities available for sale with a fair value of $31.5 million and $52.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2014 and 2013.

There were $530 thousand and $1.2 million realized gross gains from sales or redemptions of securities for the years ended December 31, 2014 and 2013, respectively. There were $517 thousand and $279 thousand realized gross losses from sales or redemptions of securities for the years ended December 31, 2014 and 2013, respectively.

The Bank has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities of $916 thousand and $2.8 million, respectively, approximates fair value at December 31, 2014 and 2013. The Bank also has investments of $100 thousand and $100 thousand in The Independent Banker’s Bank, $647 thousand and $108 thousand in McLarty Capital Partners SBIC, L.P. and $136 thousand and $0 in Bluehenge Capital Secured Debt SBIC, L.P. at December 31, 2014 and 2013, respectively.

Note 5 – Loans and the Allowance for Loan Losses –

Loans receivable as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(Dollars in thousands)
Real estate loans:
Construction and land	$61,062	$54,270
Farmland	16,097	9,999
1-4 family residential	41,552	33,154
Multi-family residential	11,369	11,861
Nonfarm nonresidential	215,797	215,214
Commercial	185,291	185,687
Consumer	27,218	25,860

Total loans held for investment	558,386	536,045

Less:
Allowance for loan losses	(6,632)	(6,043)

Net loans	$551,754	$530,002

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2014 and 2013.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the Balance Sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $37.8 million and $55.3 million at December 31, 2014 and 2013, respectively.

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following table sets forth, as of December 31, 2014 and 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	2014
	(Dollars in thousands)
	Real Estate 1 to 4 Family	Real Estate Commercial and Other	Real Estate Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$836	$974	$315	$3,647	$271	$6,043
Charge-offs	(174)	—	—	(10)	—	(184)
Recoveries	29	—	—	16	28	73
Provision	84	220	210	160	26	700

Ending Balance	$775	$1,194	$525	$3,813	$325	$6,632

Ending Balance:
Individually evaluated for impairment	$—	$—	$505	$41	$—	$546

Collectively evaluated for impairment	$775	$1,194	$20	$3,772	$325	$6,086

Loans receivable:
Ending Balance	$41,552	$243,263	$61,062	$185,291	$27,218	$558,386

Ending Balance:
Individually evaluated for impairment	$977	$4,358	$2,772	$3,714	$47	$11,868

Collectively evaluated for impairment	$40,575	$238,905	$58,290	$181,577	$27,171	$546,518

	2013
	(Dollars in thousands)
	Real Estate 1 to 4 Family	Real Estate Commercial and Other	Real Estate Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,401	$226	$307	$3,671	$280	$5,885
Charge-offs	(842)	(250)	—	(297)	(75)	(1,464)
Recoveries	74	649	—	115	33	871
Provision	203	349	8	158	33	751

Ending Balance	$836	$974	$315	$3,647	$271	$6,043

Ending Balance:
Individually evaluated for impairment	$64	$—	$—	$10	$2	$76

Collectively evaluated for impairment	$772	$974	$315	$3,637	$269	$5,967

Loans receivable:
Ending Balance	$33,154	$237,074	$54,270	$185,687	$25,860	$536,045

Ending Balance:
Individually evaluated for impairment	$1,556	$6,861	$2,452	$3,889	$417	$15,175

Collectively evaluated for impairment	$31,598	$230,213	$51,818	$181,798	$25,443	$520,870

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of December 31, 2014 and 2013, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

	2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction	$50,346	$2,136	$498	$1,290	$54,270
Farmland	9,999	—	—	—	9,999
1-4 family residential	30,339	1,301	1,024	490	33,154
Multi-family residential	10,627	1,234	—	—	11,861
Nonfarm nonresidential	197,188	9,597	8,429	—	215,214
Commercial	175,494	3,473	6,615	105	185,687
Consumer	25,014	243	292	311	25,860

Total	$499,007	$17,984	$16,858	$2,196	$536,045

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

As of December 31, 2014 and 2013, loan balances outstanding more than 90 days past due and still accruing interest amounted to $5 thousand and $0, respectively. As of December 31, 2014 and 2013, loan balances outstanding on non-accrual status amounted to $3.0 million and $2.2 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2014 and 2013:

Aged Analysis of Past Due Loans Receivable

	2014
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction	$—	$—	$182	$182	$60,880	$61,062	$—
Farmland	—	—	—	—	16,097	16,097	—
1-4 family residential	—	—	63	63	41,489	41,552	5
Multi-family residential	—	—	—	—	11,369	11,369	—
Nonfarm nonresidential	—	—	311	311	215,486	215,797	—
Commercial	41	—	—	41	185,250	185,291	—
Consumer	—	—	—	—	27,218	27,218	—

Total	$41	$—	$556	$597	$557,789	$558,386	$5

	2013
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total PAST Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction	$—	$—	$—	$—	$54,270	$54,270	$—
Farmland	—	—	—	—	9,999	9,999	—
1-4 family residential	378	—	216	594	32,560	33,154	—
Multi-family residential	—	—	—	—	11,861	11,861	—
Nonfarm nonresidential	—	180	—	180	215,034	215,214	—
Commercial	40	—	83	123	185,564	185,687	—
Consumer	—	—	226	226	25,634	25,860	—

Total	$418	$180	$525	$1,123	$534,922	$536,045	$—

Loan Receivables on Nonaccrual Status

	2014	2013
	(Dollars in thousands)
Real Estate Loans:
Construction	$1,611	$1,290
Farmland	—	—
1-4 family residential	152	491
Multi-family residential	—	—
Nonfarm nonresidential	1,219	—
Commercial	46	104
Consumer	—	311

Total	$3,028	$2,196

The following is a summary of information pertaining to impaired loans as of December 31, 2014 and 2013. The interest income recognized for impaired loans was insignificant.

Impaired Loans for the Years Ended December 31, 2014 and 2013

	2014
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans
1 to 4 Family	$—	$—	$—	$83
Multifamily	—	—	—	—
Commercial Real Estate	—	—	—	—
Construction	1,428	1,428	505	1,345
Other	—	—	—	—
Other Loans
Commercial	41	41	41	3
Consumer	—	—	—	—

	$1,469	$1,469	$546	$1,431

With no allowance reorded:
Real Estate Loans
1 to 4 Family	$977	$1,020	$—	$1,090
Multifamily	—	—	—	—
Commercial Real Estate	4,358	5,264	—	5,069
Construction	1,344	1,344	—	1,905
Other	—	—	—	—
Other Loans
Commercial	3,673	3,673	—	3,753
Consumer	47	47	—	205

	$10,399	$11,348	$—	$12,022

Total Impaired Loans:
Real Estate Loans
1 to 4 Family	$977	$1,020	$—	$1,173
Multifamily	—	—	—	—
Commercial Real Estate	4,358	5,264	—	5,069
Construction	2,772	2,772	505	3,250
Other	—	—	—	—
Other Loans
Commercial	3,714	3,714	41	3,756
Consumer	47	47	—	205

	$11,868	$12,817	$546	$13,453

	2013
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans
1 to 4 Family	$165	$165	$64	$347
Multifamily	—	—	—	—
Commercial Real Estate	—	—	—	—
Construction	—	—	—	—
Other	—	—	—	—
Other Loans
Commercial	10	10	10	2
Consumer	85	85	2	56

	$260	$260	$76	$405

With no allowance reorded:
Real Estate Loans
1 to 4 Family	$1,391	$1,563	$—	$1,899
Multifamily	—	—	—	272
Commercial Real Estate	6,861	6,861	—	7,115
Construction	2,452	3,358	—	2,824
Other	—	—	—	—
Other Loans
Commercial	3,879	3,879	—	3,506
Consumer	332	333	—	274

	$14,915	$15,994	$—	$15,890

Total Impaired Loans:
Real Estate Loans
1 to 4 Family	$1,556	$1,728	$64	$2,246
Multifamily	—	—	—	272
Commercial Real Estate	6,861	6,861	—	7,115
Construction	2,452	3,358	—	2,824
Other	—	—	—	—
Other Loans
Commercial	3,889	3,889	10	3,508
Consumer	417	418	2	330

	$15,175	$16,254	$76	$16,295

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the years ended December 31, 2014 and 2013, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The following tables present informative data regarding loan modifications occurring during the years ended December 31, 2014 and 2013.

Modifications as of December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1 - 4 Family	5	$1,519	$973
Multifamily		—	—
Commercial Real Estate	5	7,201	4,047
Construction	1	1,586	1,162
Other		—	—
Other Loans:
Commercial	6	3,888	3,658
Consumer	2	139	47

Total Loans	19	$14,333	$9,887

Modifications as of December 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1 - 4 Family	6	$1,579	$1,129
Multifamily		—	—
Commercial Real Estate	6	7,061	6,861
Construction	3	3,441	2,452
Other		—	—
Other Loans:
Commercial	6	3,888	3,730
Consumer	3	254	177

Total Loans	24	$16,223	$14,349

The Bank had no troubled debt restructurings that defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 6 – Premises and Equipment –

Bank premises and equipment at December 31, 2014 and 2013 consist of the following:

	2014	2013
	(Dollars in thousands)
Bank Premises	$2,156	$2,156
Furniture and Equipment	3,869	3,651

	6,025	5,807
Less: Accumulated Depreciation	(3,845)	(3,035)

	$2,180	$2,772

The provision for depreciation and amortization charged to operating expenses was $810 thousand and $848 thousand for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Deposits –

Deposit accounts at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(Dollars in thousands)
Noninterest Bearing - DDA	$35,650	$37,206
Noninterest Bearing - Money Market Account	73,315	83,860

Noninterest Bearing Deposits	108,965	121,066

Interest Bearing - DDA	9,869	6,824
NOW and Super NOW Accounts	3,229	3,927
Money Market Accounts	241,087	235,955
Certificates of Deposit Over $100,000	166,771	183,137
Other Certificates of Deposit	57,331	43,267

Interest Bearing Deposits	478,287	473,110

Total Deposits	$587,252	$594,176

Approximately 73.9% of certificates of deposit as of December 31, 2014 have stated maturity dates during 2015 and the remaining 26.1% have stated maturity dates during 2016 and beyond. Interest expense on certificates of deposit over $100 thousand for the years ended December 31, 2014 and 2013 amounted to $1.8 million and $1.6 million, respectively.

At December 31, 2014 and 2013, total deposits for the top three customer relationships was approximately $93.1 million and $74.1 million, respectively, which represented 15.9% and 12.5% of total deposits, respectively. Brokered deposits were approximately $86.8 million and $120.4 million at December 31, 2014 and 2013, respectively. Included in these brokered deposits are public fund deposits of approximately $20.9 million and $28.1 million at December 31, 2014 and 2013, respectively. Other public fund deposits were approximately $43.3 million and $56.7 million at December 31, 2014 and 2013, respectively.

Note 8 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $15.0 million at December 31, 2014 and 2013 consisting of:

One fixed rate loan of $15.0 million, at December 31, 2014 and 2013, with interest at 1.90% paid monthly. Principal is due at maturity in December 2018 with quarterly call options beginning in 2013.

These advances are collateralized by the Bank’s loan portfolio with an available collateral blanket of approximately $211.0 million. Total unused advances and letters of credit available from FHLB at December 31, 2014 were approximately $180.0 million with a pledge of the Bank’s loan portfolio.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2014 and 2013 were $84.7 million and $84.6 million, respectively. There was no balance on these lines at December 31, 2014 and 2013.

Note 9 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following:

	2014	2013
	(Dollars in thousands)
Continuing Operations:
Provision (Credit) for Current Taxes - Federal	$2,128	$1,509
Provision (Credit) for Deferred Taxes	(764)	(493)

	$1,364	$1,016

Discontinued Operations:
Provision (Credit) for Current Taxes - Federal	$—	$270

Total Taxes:
Provision (Credit) for Current Taxes - Federal	$2,128	$1,779
Provision (Credit) for Deferred Taxes	(764)	(493)

	$1,364	$1,286

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis:

	2014	2013
	(Dollars in thousands)
Federal Statutory Income Tax at 34%	$1,835	$2,064
Tax Exempt Income	(707)	(719)
Other - Net	236	(59)

	$1,364	$1,286

The deferred tax provision (credit) consists of the following timing differences:

	2014	2013
	(Dollars in thousands)
Allowance for Loan Losses	$(200)	$(54)
Amortization of Start-Up Costs	13	14
Stock Warrants and Options	(170)	(181)
Depreciation	(204)	(155)
Other Real Estate	(67)	—
Deferred Compensation	(136)	(117)

Net Deferred Tax Provision (Credit)	$(764)	$(493)

The net deferred tax asset at December 31, 2014 and 2013 is included in other assets. The components of the deferred tax assets (liabilities) are as follows:

	2014	2013
	(Dollars in thousands)
Allowance for Loan Losses	$2,255	$2,055
Amortization of Start-Up Costs	82	95
Stock Warrants and Options	1,055	885
Depreciation	(172)	(376)
Unrealized (Gain) Loss on Securities	331	1,570
Other Real Estate	73	6
Deferred Compensation	679	543

Net Deferred Tax Asset	$4,303	$4,778

Note 10 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:
Balance at Beginning of Year	$(3,047)	$1,438
Other Comprehensive Income (Loss) Before Reclassifications - Net of Tax	2,395	(5,060)
Reclassification Adjustments for (Gains) Losses Realized - Net of Tax	9	575

Other Comprehensive Income (Loss)	2,404	(4,485)

Balance at End of Year	$(643)	$(3,047)

Note 11 – Stockholders’ Equity and Regulatory Matters –

Stockholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. There were no dividends declared or paid by the Company for the years ended December 31, 2014 and 2013.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.

Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2014 and 2013, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Bank’s actual capital amounts and ratios at December 31, 2014 and 2013 which approximate the amounts and ratios for the Company (consolidated) at December 31, 2014 and 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$83,637	12.96%	$51,615	8.00%	$64,519	10.00%
Tier I Capital (to Risk-Weighted Assets)	$77,005	11.94%	$25,808	4.00%	$38,711	6.00%
Tier I Leveraged Capital (to Average Assets)	$77,005	10.87%	$28,341	4.00%	$35,426	5.00%

December 31, 2013:
Total Capital (to Risk-Weighted Assets)	$78,295	12.69%	$49,352	8.00%	$61,691	10.00%
Tier I Capital (to Risk-Weighted Assets)	$72,252	11.71%	$24,676	4.00%	$37,014	6.00%
Tier I Leveraged Capital (to Average Assets)	$72,252	10.46%	$27,632	4.00%	$34,540	5.00%

Note 12 – Stock Based Compensation –

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants may be exercised by the holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). The warrants were fully vested on February 1, 2011 and will expire in 2016.

At December 31, 2014 and 2013, warrants for 89,125 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2014, warrants for 89,125 shares were exercisable, and there were no nonvested and no unrecognized compensation.

As provided in the warrant agreement for 3,000 shares (warrants), the holder has the option to receive cash for each warrant equal to the difference between the book value per share of common stock of the Company (as of the end of the quarter immediately preceding the date on which the exercise notice was delivered to be Company) less the exercise price. These warrants are considered liability awards and will be recorded at the intrinsic value at each reporting date. At December 31, 2014 and 2013, no expenses have been recognized for these awards.

Using the Black-Scholes pricing model for the remaining 86,125 shares (warrants) outstanding, the calculated value of $2.50 per share (warrant) was estimated on the date of grant using the following assumptions: expected dividends of 1%, expected life or term of 6.5 years, risk-free interest rate of 5.04%, and expected volatility of 13.19%. The expected volatility was estimated considering the historical volatility of an appropriate industry sector.

Stock Options

The Company has a stock option plan with 1,500,000 shares available to be granted as options under the plan. Under the provisions of the plan, the option price cannot be less than the fair value of the underlying common stock as of option grant date and the maximum option term cannot exceed ten years.

During the year ended December 31, 2014, total options of 45,900 were granted to officers and other key employees. The stock options granted were issued at an exercise price of $17.11 per share with a vesting period of three years. There were no options granted during the year ended December 31, 2013. Compensation expense of approximately $485 thousand and $502 thousand was recognized in 2014 and 2013, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards with the following assumptions for the year ended December 31, 2014.

2014
Risk-Free Interest Rate	1.66% - 1.76%
Expected Dividend Yield	0.00%
Expected Volatility	29.38% - 31.10%
Expected Life in Years	5 years
Weighted Average Calculated Value of Options Granted	$5.20

The following is an analysis of the activity related to the stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding Options, December 31, 2013	919,350	$12.30
Granted	45,900	17.11
Exercised	—	—
Forfeited or Expired	(13,130)	15.00

Outstanding Options, December 31, 2014	952,120	$12.50

At December 31, 2014, options for 727,889 shares at a weighted average exercise price of $12.12 were vested and exercisable, and there were 224,231 nonvested options and approximately $592 thousand of unrecognized compensation costs related to these options which is expected to be recognized in the future.

Note 13 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $274 thousand and $283 thousand and is included in salaries and employees benefits for the years ended December 31, 2014 and 2013, respectively.

Deferred Compensation

During the year ended December 31, 2009, the Company established unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2014 and 2013, the Company had recorded accrued liabilities of $1.7 million and $1.4 million, respectively. The expense related to the deferred compensation agreements was $300 thousand and $250 thousand for the years ended December 31, 2014 and 2013, respectively.

Note 14 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Business Development	$526	$499
Data Processing Fees	699	601
Directors Fees	366	235
Insurance	168	183
Legal and Professional Fees	1,193	1,034
Office Supplies and Printing	147	260
Regulatory Assessments	425	1,094
Taxes and Licenses	21	28
Other	1,945	2,802

	$5,490	$6,736

Note 15 – Financial Instruments with Off-Balance-Sheet Risk –

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not included in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the Balance Sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $152.8 million and standby and commercial letters of credit of approximately $8.2 million at December 31, 2014.

Note 16 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne and adjacent parishes. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 5. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $215.8 million and $215.2 million, which accounted for 38.7% and 40.1% of total loans at December 31, 2014 and 2013, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $61.1 million and $54.3 million, respectively; these loans represented 10.9% and 10.1% of total loans at December 31, 2014 and 2013, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 17 – Commitments and Contingencies –

Leases

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from four to five years and renewal options for certain of the leases. Rental expense under these agreements was $1.2 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
2015	$1,121
2016	983
2017	850
2018	819
2019 and Thereafter	559

$4,332

SBIC Capital Commitment

The SBIC is a program initiated by the Small Business Administration (SBA) in 1958 to assist in the funding of small business loans. The program is a joint venture between investors with venture capital, the SBA, and small business borrowers. Investors are responsible for funding the first portion of the capital requirements with the remaining requirement being funded by the SBA. The funds are then lent to small business borrowers.

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty) and Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge); details of these commitments at December 31, 2014 are below.

	McLarty	Bluehenge
	(Dollars in thousands)
Total Capital Commitment	$2,000	$1,500
Capital Called	$647	$136
Remaining Unfunded Capital Commitment	$1,353	$1,364

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $16.0 million and $0 at December 31, 2014 and 2013, respectively.

One letter of credit of $11.0 million expires in March 2015.

One letter of credit of $5.0 million expires in April 2015.

Other

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 18 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $28.7 million and $39.2 million at December 31, 2014 and 2013, respectively.

The activity in loans to directors, officers and their affiliates is as follows:

	2014	2013
	(Dollars in thousands)
Balance - Beginning of Year	$39,202	$36,013
New Loans	18,756	23,555
Repayments	(29,294)	(20,366)

Balance - End of Year	$28,664	$39,202

Related party deposits totaled $19.3 million and $24.4 million as of December 31, 2014 and 2013, respectively.

Note 19 – Fair Value of Financial Instruments –

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 – Includes unobservable inputs and should be used only when observable inputs are unavailable.

Recurring Basis

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2014 and 2013. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Available for Sale:
U.S. Government Agency Securities	$9,142	$—	$9,142	$—
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,026	—	34,026	—
Municipal Securities	30,660	—	30,660	—
Other Securities	675	—	675	—

Total	$74,503	$—	$74,503	$—

December 31, 2013
Available for Sale:
U.S. Government Agency Securities	$7,749	$—	$7,749	$—
Corporate Securities	4,469	—	4,469	—
Mortgage-Backed Securities	42,269	—	42,269	—
Municipal Securities	47,150	—	47,150	—
Other Securities	649	—	649	—

Total	$102,286	$—	$102,286	$—

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated cost to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 2.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Assets:
Impaired Loans	$11,322	$—	$11,322	$—
Repossessed Assets	3,028	—	3,028	—

Total	$14,350	$—	$14,350	$—

December 31, 2013
Assets:
Impaired Loans	$15,100	$—	$15,100	$—
Repossessed Assets	941	—	941	—

Total	$16,041	$—	$16,041	$—

Fair Value Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with generally accepted accounting principles, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – Fair value of securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans – The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

Cash Value of Bank-Owned Life Insurance (BOLI) – The carrying amount approximates its fair value.

Deposits – The fair value of demand deposits and certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

Borrowings – The fair value of FHLB advances and other long-term borrowings is estimated using the rates currently offered for advances of similar maturities. The carrying amount of short-term borrowings maturing within ninety days approximates the fair value.

Commitments to Extend Credit and Standby and Commercial Letters of Credit – The fair values of commitments to extend credit and standby and commercial letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2014 and 2013 are as follows:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Financial Assets:
Cash and Short-Term Investments	$26,832	$26,832	$26,832	$—	$—
Securities	74,503	74,503	—	74,503	—
Loans-Net	551,754	551,037	—	—	551,037
Cash Value of BOLI	17,376	17,376	—	17,376	—

	$670,465	$669,748	$26,832	$91,879	$551,037

Financial Liabilities:
Deposits	$587,252	$581,239	$—	$—	$581,239
Borrowings	15,000	14,986	—	14,986	—

	$602,252	$596,225	$—	$14,986	$581,239

December 31, 2013
Financial Assets:
Cash and Short-Term Investments	$19,269	$19,269	$19,269	$—	$—
Securities	102,286	102,286	—	102,286	—
Loans-Net	530,002	529,415	—	—	529,415
Cash Value of BOLI	16,807	16,807	—	16,807	—

	$668,364	$667,777	$19,269	$119,093	$529,415

Financial Liabilities:
Deposits	$594,176	$577,083	$—	$—	$577,083
Borrowings	15,000	14,985	—	14,985	—

	$609,176	$592,068	$—	$14,985	$577,083

Note 20 – Financial Statements – Parent Company Only –

The financial statements for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Assets:
Cash	$950	$1,556
Investment in Subsidiaries	76,362	69,205
Other Assets	1,533	1,162

Total Assets	$78,845	$71,923

Stockholders’ Equity:
Common Stock	$5,315	$5,315
Additional Paid-in Capital	57,225	56,740
Retained Earnings	16,305	9,868

Total Liabilities and Stockholders’ Equity	$78,845	$71,923

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Income:
Interest	$4	$4
Expenses:
Other Operating Expenses	1,095	653

Income (Loss) before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	(1,091)	(649)
Income Tax Expense (Benefit)	(371)	(221)

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(720)	(428)
Equity in Undistributed Net Income of Subsidiaries	4,753	5,213

Net Income	$4,033	$4,785

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
Cash Flows From Operating Activities:
Net Income	$4,033	$4,785
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(4,753)	(5,213)
Noncash Compensation Expense	485	502
Changes in Assets and Liabilities:
Increase in Other Assets	(371)	(222)

Net Cash Used in Operating Activities	(606)	(148)

Cash Flows From Financing Activities:
Issuance of Common Stock	—	1
Proceeds from Reissuance of Treasury Stock	—	121

Net Cash Provided by Financing Activities	—	122

Net Decrease in Cash	(606)	(26)
Cash—Beginning of Year	1,556	1,582

Cash—End of Year	$950	$1,556

Note 21 – Disposal of Insurance Subsidiaries –

On June 13, 2013 the LLC’s 75% interest in an insurance company sold its 60% ownership interest in the insurance company it owned. A summary of the discontinued operations of this insurance entity is as follows:

2013 5 1/2 Months
(Dollars in thousands)
Other Income:
Commission Income	$546
Other Expenses:
Salaries and Employee Benefits	441
Occupancy Expense	20
Other Expenses	69

Total Expenses	530

Net Income from Operations	$16

At December 31, 2013, there were no assets or liabilities included on the consolidated balance sheet that were related to this entity.

On December 1, 2013 the LLC sold its 75% ownership interest in the insurance company it owned. A summary of the discontinued operations of this insurance entity is as follows:

2013 11 Months
(Dollars in thousands)
Other Income:
Commission Income	$1,265
Forgiveness of Debt	1,448

Total Income	2,713
Other Expenses:
Salaries and Employee Benefits	595
Fixed Asset Expense	39
Other Expenses	736

Total Expenses	1,370

Net Income (Loss) from Operations	$1,343

At December 31, 2013, there were no assets or liabilities included on the consolidated balance sheet that were related to this entity.

Note 22 – Subsequent Events –

During 2014, the Company entered into a definitive agreement with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, to which the operations of AGFC will be merged with the Company. AGFC is a full service bank with 11 branches located in the Baton Rouge metro region. As part of the merger, the Company will issue common stock, as well as cash, for the outstanding shares of AGFC. The Company believes with this merger, it will not only increase its presence in the Baton Rouge region, but also in Louisiana statewide, by being able to offer more services to its customers. The Company also believes that merging with AGFC will increase its core deposits and allow the opportunity to further increase the loan portfolio. Subsequent to December 31, 2014, the shareholders of AGFC approved the merger transaction. The merger is projected to take place during the second quarter of 2015.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 8, 2015	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

	Signature	Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	May 8, 2015

	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Steven Champney	Chief Financial Officer	May 8, 2015

	Steven Champney	(Principal Financial and Accounting Officer)

By	/s/ Lloyd Benny Alford	Director	May 8, 2015

Lloyd Benny Alford

By:	/s/ John Graves	Director	May 8, 2015

John Graves

By:	/s/ Robert S. Greer Jr.	Chairman of the Board and Director	May 8, 2015

Robert S. Greer Jr.

By	/s/ Rolfe Hood McCollister Jr.	Director	May 8, 2015

Rolfe Hood McCollister Jr.

By:	/s/ Andrew D. McLindon	Director	May 8, 2015

Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	May 8, 2015

Patrick E. Mockler

	Signature	Title

By:	/s/ David A. Montgomery	Director	May 8, 2015

David A. Montgomery

By:		Director	May 8, 2015

Nanette Noland

By:	/s/ Arthur Price	Director	May 8, 2015

Arthur Price

By:		Director	May 8, 2015

Fayez K. Shamieh

By:	/s/ Stewart Slack	Director	May 8, 2015

Stewart Slack

By:	/s/ Kenneth Smith	Director	May 8, 2015

Kenneth Smith

By:	/s/ Thomas Everett Stewart Jr.	Director	May 8, 2015

Thomas Everett Stewart Jr.

By:		Director	May 8, 2015

Steve White

By:	/s/ Robert Yarborough	Director	May 8, 2015

Robert Yarborough

EXHIBIT INDEX

NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.