Form 10-Q
period 2015-03-31
Business First Bancshares, Inc.
filed 2015-05-15
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Commission file number: 333-200112

BUSINESS FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

For the transition period from              to

Louisiana	20-5340628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Business First Bank Plaza 8440 Jefferson Highway, Suite 101 Baton Rouge, Louisiana 70809	70809
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (225) 248-7600)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 15, 2015 the issuer has 7,193,098 shares of common stock outstanding.

EXPLANATORY NOTE

Effective after the close of business on March 31, 2015, Business First Bancshares, Inc., the parent company of Business First Bank, Baton Rouge, Louisiana, completed its previously announced acquisition (the “Acquisition”) of American Gateway Financial Corporation (“American Gateway”), the parent company of American Gateway Bank, Baton Rouge, Louisiana. Because the Acquisition became effective after the close of business on March 31, 2015, the financial statements included in this Quarterly Report on Form 10-Q are not consolidated with those of American Gateway and do not otherwise reflect the effects of the Acquisition.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Cash and Due from Banks	$31,483	$26,015
Federal Funds Sold	8,479	817
Securities Available for Sale, at Fair Values	89,428	74,503
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $6,825 at March 31, 2015 and $6,632 at December 31, 2014	572,755	551,754
Premises and Equipment, Net	2,050	2,180
Accrued Interest Receivable	1,691	1,772
Other Equity Securities	3,693	1,799
Other Real Estate Owned	2,957	3,028
Cash Value of Life Insurance	17,513	17,376
Other Assets	4,848	5,258

Total Assets	$734,897	$684,502

LIABILITIES
Deposits:
Noninterest Bearing	$119,383	$108,965
Interest Bearing	506,263	478,287

Total Deposits	625,646	587,252
Federal Home Loan Bank Borrowings	25,000	15,000
Accrued Interest Payable	401	416
Other Liabilities	3,327	2,989

Total Liabilities	654,374	605,657
STOCKHOLDERS’ EQUITY
Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 5,314,925 Shares Issued at March 31, 2015 and December 31, 2014	5,315	5,315
Additional Paid-in Capital	57,346	57,225
Retained Earnings	18,081	16,948
Accumulated Other Comprehensive Loss	(219)	(643)

Total Stockholders’ Equity	80,523	78,845

Total Liabilities and Stockholders’ Equity	$734,897	$684,502

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2015	2014
Interest Income:
Interest and Fees on Loans	$6,633	$6,507
Interest and Dividends on Securities	463	470
Interest on Federal Funds Sold	6	14

Total Interest Income	7,102	6,991
Interest Expense:
Interest on Deposits	850	904
Interest on Borrowings	86	75

Total Interest Expense	936	979

Net Interest Income	6,166	6,012
Provision for Loan Losses	150	150

Net Interest Income after Provision for Loan Losses	6,016	5,862
Other Income:
Service Charges on Deposit Accounts	149	138
Gain on Sales of Securities	—	6
Other Income	280	193

Total Other Income	429	337
Other Expenses:
Salaries and Employee Benefits	2,938	2,726
Occupancy and Equipment Expense	657	630
Other Expenses	1,287	1,307

Total Other Expenses	4,882	4,663

Income Before Income Taxes	1,563	1,536
Provision for Income Taxes	430	397

Net Income	$1,133	$1,139

Earnings Per Share:
Basic	$0.21	$0.21
Diluted	$0.20	$0.21

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2015	2014
Consolidated Net Income	$1,133	$1,139
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	642	1,671
Reclassification Adjustment for Gains included in Net Income	—	6
Income Tax Effect	(218)	(570)

Other Comprehensive Income (Loss)	424	1,107

Consolidated Comprehensive Income (Loss)	$1,557	$2,246

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2013	$5,315	$56,740	$12,915	$(3,047)	$71,923
Comprehensive Income:
Net Income	—	—	1,139	—	1,139
Other Comprehensive Income (Loss)	—	—	—	1,107	1,107
Stock Based Compensation Cost	—	125	—	—	125

Balances at March 31, 2014	5,315	56,865	14,054	(1,940)	74,294
Balances at December 31, 2014	5,315	57,225	16,948	(643)	78,845
Comprehensive Income:
Net Income	—	—	1,133	—	1,133
Other Comprehensive Income (Loss)	—	—	—	424	424
Stock Based Compensation Cost	—	121	—	—	121

Balances at March 31, 2015	$5,315	$57,346	$18,081	$(219)	$80,523

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Consolidated Net Income	$1,133	$1,139
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	150	150
Depreciation and Amortization	202	203
Noncash Compensation Expense	121	125
Net Amortization of Securities	87	136
Gain on Sales of Securities	—	(6)
Gain on Sale of Other Real Estate Owned	(22)	—
Increase in Cash Value of Life Insurance	(137)	(137)
Credit for Deferred Income Taxes	(30)	(20)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	81	6
Decrease in Other Assets	221	1,922
Decrease in Accrued Interest Payable	(15)	(13)
Increase in Other Liabilities	338	362

Net Cash Provided by Operating Activities	2,129	3,867

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(15,820)	—
Proceeds from Maturities / Sales of Securities Available for Sale	—	24,504
Proceeds from Paydowns of Securities Available for Sale	1,451	1,238
Purchases of Other Equity Securities	(1,894)	(542)
Proceeds from Sales of Other Equity Securities	—	1,866
Net Increase (Decrease) in Loans	(21,151)	3,009
Purchases of Premises and Equipment	(72)	(33)
Proceeds from Sales of Other Real Estate	93	—
Net Increase in Federal Funds Sold	(7,662)	(18,397)

Net Cash Provided by (Used in) Investing Activities	(45,055)	11,645

(CONTINUED)

	For The Three Months Ended March 31,
	2015	2014
Cash Flows From Financing Activities:
Net Increase in Deposits	38,394	4,021
Net Advances on Borrowings	10,000	—

Net Cash Provided by Financing Activities	48,394	4,021

Net Increase in Cash and Cash Equivalents	5,468	19,533
Cash and Cash Equivalents at Beginning of Year	26,015	10,074

Cash and Cash Equivalents at End of Year	$31,483	$29,607

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$865	$918

Interest on Borrowings	$86	$74

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$643	$1,678

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(219)	$(570)

Transfer of Loans to Other Real Estate	$—	$—

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company” or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly- owned subsidiary, Business First Insurance, LLC. The Bank operates in five full service locations and one loan production office in Louisiana (Baton Rouge, Shreveport, Covington, Lafayette, Lake Charles and Houma (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these agencies. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated balance sheet, statement of income, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) have been omitted or abbreviated.

Preparation of financial statements in conformity with U.S. GAAP requires management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2015. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 3 – Earnings per Common Share –

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

	For The Three Months Ended March 31,
	2015	2014
	(Dollars in thousands) (except per share data)
Numerator:
Net Income Available to Common Shares	$1,133	$1,139

Denominator:
Weighted Average Common Shares Outstanding	5,314,925	5,314,925
Dilutive Effect of Stock Options and Warrants	293,600	194,888

Weighted Average Dilutive Common Shares	5,608,525	5,509,813

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.21	$0.21

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.20	$0.21

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 4 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$11,336	$36	$20	$11,352
Corporate Securities	8,637	17	30	8,624
Mortgage-Backed Securities	35,068	75	383	34,760
Municipal Securities	33,596	640	155	34,081
Other Securities	1,122	—	511	611

	$89,759	$768	$1,099	$89,428

	December 31, 2014
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,260	$31	$149	$9,142
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,591	51	616	34,026
Municipal Securities	30,324	562	226	30,660
Other Securities	1,302	—	627	675

	$75,477	$644	$1,618	$74,503

The following table is a summary of securities with gross unrealized losses and fair values at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
			(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$1,713	$1	$3,871	$19	$5,584	$20
Corporate Securities	6,547	30	—	—	6,547	30
Mortgage-Backed Securities	—	—	28,015	383	28,015	383
Municipal Securities	6,290	45	4,858	110	11,148	155
Other Securities	—	—	611	511	611	511

	$14,550	$76	$37,355	$1,023	$51,905	$1,099

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
			(Dollars in thousands)
				Gross		Gross
			Fair	Unrealized	Fair	Unrealized
			Value	Losses	Value	Losses
U.S. Government Agencies	$—	$—	$8,003	$149	$8,003	$149
Corporate Securities	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	32,714	616	32,714	616
Municipal Securities	4,703	20	9,687	206	14,390	226
Other Securities	—	—	675	627	675	627

	$4,703	$20	$51,079	$1,598	$55,782	$1,618

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage- backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
Less Than One Year	$696	$701
One to Five Years	11,788	12,091
Over Five to Ten Years	31,072	31,279
Over Ten Years	46,203	45,357

	$89,759	$89,428

Note 5 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Real estate loans:
Construction and land	$65,860	$61,062
Farmland	17,593	16,097
1-4 family residential	43,345	41,552
Multi-family residential	11,291	11,369
Nonfarm nonresidential	226,196	215,797
Commercial	185,179	185,291
Consumer	30,116	27,218

Total loans held for investment	579,580	558,386

Less:
Allowance for loan losses	(6,825)	(6,632)

Net loans	$572,755	$551,754

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general market areas throughout Louisiana. Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following table sets forth, as of March 31, 2015 and December 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2015
	(Dollars in thousands)
		Real Estate
	Real Estate	Commercial and	Real Estate
	1 to 4 Family	Other	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$775	$1,194	$525	$3,813	$325	$6,632
Charge-offs	—	—	—	(41)	—	(41)
Recoveries	4	—	—	2	78	84
Provision	12	46	49	37	6	150

Ending Balance	$791	$1,240	$574	$3,811	$409	$6,825

Ending Balance:
Individually evaluated for impairment	$—	$—	$505	$—	$—	$505

Collectively evaluated for impairment	$791	$1,240	$69	$3,811	$409	$6,320

Loans receivable:
Ending Balance	$43,345	$255,080	$65,860	$185,179	$30,116	$579,580

Ending Balance:
Individually evaluated for impairment	$873	$4,013	$2,750	$3,595	$25	$11,256

Collectively evaluated for impairment	$42,472	$251,067	$63,110	$181,584	$30,091	$568,324

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2014
	(Dollars in thousands)
		Real Estate
	Real Estate	Commercial and	Real Estate
	1 to 4 Family	Other	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$836	$974	$315	$3,647	$271	$6,043
Charge-offs	(174)	—	—	(10)	—	(184)
Recoveries	29	—	—	16	28	73
Provision	84	220	210	160	26	700

Ending Balance	$775	$1,194	$525	$3,813	$325	$6,632

Ending Balance:
Individually evaluated for impairment	$—	$—	$505	$41	$—	$546

Collectively evaluated for impairment	$775	$1,194	$20	$3,772	$325	$6,086

Loans receivable:
Ending Balance	$41,552	$243,263	$61,062	$185,291	$27,218	$558,386

Ending Balance:
Individually evaluated for impairment	$977	$4,358	$2,772	$3,714	$47	$11,868

Collectively evaluated for impairment	$40,575	$238,905	$58,290	$181,577	$27,171	$546,518

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of March 31, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
			(Dollars in thousands)
Real Estate Loans:
Construction	$61,589	$2,052	$631	$1,588	$65,860
Farmland	17,593	—	—	—	17,593
1-4 family residential	41,662	849	775	59	43,345
Multi-family residential	10,346	945	—	—	11,291
Nonfarm nonresidential	206,535	11,021	7,739	901	226,196
Commercial	164,898	9,126	11,154	1	185,179
Consumer	29,414	677	25	—	30,116

Total	$532,037	$24,670	$20,324	$2,549	$579,580

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
			(Dollars in thousands)
Real Estate Loans:
Construction	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2015 and December 31, 2014. All loans greater than 90 days past due are placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2015
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction	$—	$—	$182	$182	$65,678	$65,860	$—
Farmland	—	—	—	—	17,593	17,593	—
1-4 family residential	—	—	59	59	43,286	43,345	—
Multi-family residential	—	—	—	—	11,291	11,291	—
Nonfarm nonresidential	—	—	131	131	226,065	226,196	—
Commercial	—	—	—	—	185,179	185,179	—
Consumer	—	—	—	—	30,116	30,116	—

Total	$—	$—	$372	$372	$579,208	$579,580	$—

	December 31, 2014
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction	$—	$—	182	$182	$60,880	$61,062	$—
Farmland	—	—	—	—	16,097	16,097	—
1-4 family residential	—	—	63	63	41,489	41,552	5
Multi-family residential	—	—	—	—	11,369	11,369	—
Nonfarm nonresidential	—	—	311	311	215,486	215,797	—
Commercial	41	—	—	41	185,250	185,291	—
Consumer	—	—	—	—	27,218	27,218	—

Total	$41	$—	556	$597	$557,789	$558,386	$5

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of March 31, 2015 and December 31, 2014. The interest income recognized for impaired loans was insignificant.

	March 31, 2015
		(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans
1 to 4 Family	$—	$—	$—	$—
Multifamily	—	—	—	—
Commercial Real Estate	—	—	—	—
Construction	1,406	1,406	505	1,413
Other	—	—	—	—
Other Loans
Commercial	—	—	—	14
Consumer	—	—	—	—

	$1,406	$1,406	$505	$1,427

With no allowance recorded:
Real Estate Loans
1 to 4 Family	$873	$942	$—	$907
Multifamily	—	—	—	—
Commercial Real Estate	4,013	4,919	—	4,069
Construction	1,344	1,344	—	1,344
Other	—	—	—	—
Other Loans
Commercial	3,595	3,595	—	3,610
Consumer	25	25	—	36

	$9,850	$10,825	$—	$9,966

Total Impaired Loans:
Real Estate Loans
1 to 4 Family	$873	$942	$—	$907
Multifamily	—	—	—	—
Commercial Real Estate	4,013	4,919	—	4,069
Construction	2,750	2,750	505	2,757
Other	—	—	—	—
Other Loans
Commercial	3,595	3,595	—	3,624
Consumer	25	25	—	36

	$11,256	$12,231	$505	$11,393

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2014
		(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans
1 to 4 Family	$—	$—	$—	$83
Multifamily	—	—	—	—
Commercial Real Estate	—	—	—	—
Construction	1,428	1,428	505	1,345
Other	—	—	—	—
Other Loans
Commercial	41	41	41	3
Consumer	—	—	—	—

	$1,469	$1,469	$546	$1,431

With no allowance recorded:
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2015 and December 31, 2014, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

The following tables present informative data regarding loan modifications occurring as of March 31, 2015 and December 31, 2014.

Modifications as of March 31, 2015:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
		(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1 - 4 Family	4	$1,388	$871
Multifamily		—	—
Commercial Real Estate	5	7,201	3,883
Construction	1	1,586	1,162
Other		—	—
Other Loans:
Commercial	5	3,840	3,576
Consumer	2	139	25

Total Loans	17	$14,154	$9,517

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Modifications as of December 31, 2014:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
		(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1 - 4 Family	5	$1,519	$973
Multifamily		—	—
Commercial Real Estate	5	7,201	4,047
Construction	1	1,586	1,162
Other		—	—
Other Loans:
Commercial	6	3,888	3,658
Consumer	2	139	47

Total Loans	19	$14,333	$9,887

Note 6 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
March 31, 2015
Available for Sale:
U.S. Government Agency Securities	$11,352	$—	$11,352	$—
Corporate Securities	8,624	—	8,624	—
Mortgage-Backed Securities	34,760	—	34,760	—
Municipal Securities	34,081	—	34,081	—
Other Securities	611	—	611	—

Total	$89,428	$—	$89,428	$—

December 31, 2014
Available for Sale:
U.S. Government Agency Securities	$9,142	$—	$9,142	$—
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,026	—	34,026	—
Municipal Securities	30,660	—	30,660	—
Other Securities	675	—	675	—

Total	$74,503	$—	$74,503	$—

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The fair value of the impaired loans is measured at the fair value of the collateral for collateral- dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated cost to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 2.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
March 31, 2015
Assets:
Impaired Loans	$10,751	$—	$10,751	$—
Repossessed Assets	2,957	—	2,957	—

Total	$13,708	$—	$13,708	$—

December 31, 2014
Assets:
Impaired Loans	$11,322	$—	$11,322	$—
Repossessed Assets	3,028	—	3,028	—

Total	$14,350	$—	$14,350	$—

Fair Value Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with generally accepted accounting principles, certain financial instruments and all non- financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(Dollars in thousands)
March 31, 2015
Financial Assets:
Cash and Short-Term Investments	$39,962	$39,962	$39,962	$—	$—
Securities	89,428	89,428	—	89,428	—
Loans- Net	572,755	571,374	—	—	571,374
Cash Value of BOLI	17,513	17,513	—	17,513	—

	$719,658	$718,277	$39,962	$106,941	$571,374

Financial Liabilities:
Deposits	$625,646	$614,682	$—	$—	$614,682
Borrowings	25,000	15,850	—	15,850	—

	$650,646	$630,532	$—	$15,850	$614,682

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(Dollars in thousands)
December 31, 2014
Financial Assets:
Cash and Short-Term Investments	$26,832	$26,832	$26,832	$—	$—
Securities	74,503	74,503	—	74,503	—
Loans - Net	551,754	551,037	—	—	551,037
Cash Value of BOLI	17,376	17,376	—	17,376	—

	$670,465	$669,748	$26,832	$91,879	$551,037

Financial Liabilities:
Deposits	$587,252	$581,239	$—	$—	$581,239
Borrowings	15,000	14,986	—	14,986	—

	$602,252	$596,225	$—	$14,986	$581,239

Note 7 – Recently Issued Accounting Pronouncements –

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments – Equity Method and Joint Venture – Accounting for Investments in Qualified Affordable Housing Projects, which permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, which clarifies when an in-substance repossession of foreclosure is deemed to occur, that is when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, and the loan should be derecognized and the real estate property should be recognized. This ASU clarifies that an in-substance repossession or foreclosure has occurred when either the creditor obtains legal title to the property or the borrower conveys all interest in the property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires the Company to disclose both the amount of foreclosed residential real estate property held and the investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors – Classification of Certain Government-Guaranteed Residential Mortgage Loans Upon Foreclosure, which provides guidance concerning the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs. If certain conditions are met, a residential mortgage loan is derecognized and a separate other receivable is recorded upon foreclosure. ASU No. 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 8 – Other Matters –

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, to which the operations of AGFC merged with the Company. AGFC is a full service bank with 11 branches located in the Baton Rouge metro region. As part of the merger, the Company issued common stock, as well as cash, for the outstanding shares of AGFC. The Company believes with this merger, it will not only increase its presence in the Baton Rouge region, but also in Louisiana statewide, by being able to offer more services to its customers. The Company also believes that merging with AGFC will increase its core deposits and allow the opportunity to further increase the loan portfolio. The merger took place after the close of business on March 31, 2015. Accordingly, the unaudited financial statements do not give affect to the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

NOTE: When we refer in this Form 10-Q to “we,” “our,” “us,” the “Company” and “Business First,” we are referring to Business First Bancshares, Inc., unless the context indicates otherwise.

This Quarterly Report on Form 10-Q, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe that these factors include, but are not limited to, the following: changes in the strength of the United States economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral; changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations; changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio; increased competition for deposits and loans adversely affecting rates and terms; increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio; the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses; changes in the availability of funds resulting in increased costs or reduced liquidity; a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio; increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios; the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; legislative or regulatory developments, including changes in laws and regulations concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making required to be undertaken by various regulatory agencies under the Dodd-Frank Act; further government intervention in the U.S. financial system; changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond our control; and other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis of the financial condition and results of operations of Business First Bancshares, Inc. and subsidiaries (Business First) should be read in conjunction with “Selected Consolidated Financial Data of Business First” and Business First’s consolidated financial statements and the accompanying notes included elsewhere in this proxy statement/prospectus. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this proxy statement/prospectus, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

Business First is a bank holding company headquartered in Baton Rouge, Louisiana. Through its wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, Business First provides a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since its inception in 2006, its priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. Business First considers its primary market to include the State of Louisiana. Business First currently operates out of its main office, four branch locations and one loan production office, all of which are located in Louisiana. As of March 31, 2015, Business First had total assets of $734.9 million, total loans of $579.6 million, total deposits of $625.6 million, and total stockholders’ equity of $80.5 million.

As a bank holding company operating through one market segment, community banking, Business First generates most of its revenues from interest income on loans, customer service and loan fees, and interest income from securities. Business First incurs interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. Business First analyzes its ability to maximize income generated from interest earning assets and expense of its liabilities through its net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

Changes in the market interest rates and the interest rates Business First earns on interest-earning assets or pays on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in Business First’s loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within its target market and throughout the state of Louisiana.

Financial Highlights

The financial highlights for the quarter ended March 31, 2015 include:

•	Total assets of $734.9 million, a $50.4 million or 7.4% increase from December 31, 2014.

•	Total loans of $579.6 million, a $21.2 million or 3.8% increase from December 31, 2014.

•	Demand deposits of $119.4 million, a $10.4 million or 9.6% increase from December 31, 2014.

•	Net income for the three months ended March 31, 2015 of $1.1 million, a $6,000 or .5% decrease from the quarter ended March 31, 2014.

•	Net interest income of $6.0 million, a year-over-year increase of $154,000 or 2.6%, from the three month period ended March 31, 2014.

•	An allowance for loan and lease losses of 1.2% of total loans and a ratio of non-performing loans to total loans of .44%.

•	Return on average assets of 0.72% over the first three months of 2015.

•	Return on average equity of 6.77% over the first three months of 2015.

•	Capital ratios for Tier 1 leverage, Tier 1 risk-based and total risk-based of 10.82%, 11.34% and 12.33%, respectively.

•	Book value per share of $15.15 as of March 31, 2015, an increase of 2.2% from $14.83 at December 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Interest Income

Business First’s operating results depend primarily on its net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

To evaluate net interest income, Business First measures and monitors (1) yields on its loans and other interest-earning assets, (2) the costs of its deposits and other funding sources, (3) its net interest spread and (4) its net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. Business First calculates average assets, liabilities, and capital using a monthly average. For the three months ended March 31, 2015, net interest income totaled $6.2 million, and net interest margin and net interest spread were 3.59%

and 3.43%, respectively. For the three months ended March 31, 2014 net interest income totaled $6.0 million and net interest margin and net interest spread were 3.65% and 3.46%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased 24 basis points from 4.87% as of March 31, 2014 to 4.63% as of March 31, 2015. In addition, the Bank experienced a decrease in borrowing costs of 7 basis points. Business First experienced significant growth in average loan balances, but market yields on new loan originations are below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, Business First anticipates continued pressure on its net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2015 and 2014, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$573,641	$6,633	4.63%	$534,545	$6,507	4.87%
Securities available for sale	85,816	443	2.07%	90,237	458	2.03%
Interest-bearing deposits in other banks	27,557	26	0.38%	34,272	26	0.30%

Total interest-earning assets	687,014	7,102	4.14%	659,054	6,991	4.24%
Allowance for loan losses	(6,730)			(6,015)
Noninterest-earning assets	43,430			38,748

Total assets	$723,714	$7,102		$691,787	$6,991

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$483,832	$850	0.70%	$488,854	$904	0.74%
Advances from FHLB	42,542	85	0.80%	15,000	73	1.95%
Other borrowings	420	1	0.95%	620	2	1.29%

Total interest-bearing liabilities	526,794	936	0.71%	504,474	979	0.78%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	115,883			113,300
Other liabilities	3,620			3,224

Total noninterest-bearing liabilities	119,503			116,524
Stockholders’ equity	77,417			70,789

Total liabilities and stockholders’ equity	$723,714			$691,787

Net interest rate spread(1)			3.43%			3.46%
Net interest income		$6,166			$6,012

Net interest margin(2)			3.59%			3.65%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31, 2015 compared to the Three Months ended March 31, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$486	$(360)	$126
Securities available for sale	(54)	39	(15)
Interest-earning deposits in other banks	(1)	1	—

Total increase (decrease) in interest income	$431	$(320)	$111

Interest-bearing liabilities:
Interest-bearing deposits	$(73)	$19	$(54)
Advances from FHLB	135	(123)	12
Other borrowings	(1)	—	(1)

Total increase (decrease) in interest expense	61	(104)	(43)

Increase (decrease) in net interest income	$370	$(216)	$154

Provision for Loan Losses

Business First’s provision for loan losses is a charge to income in order to bring its allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by Business First’s management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $150,000 for the three months ended March 31, 2015 and for the same period in 2014.

Noninterest Income

Business First’s primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of securities and other real estate owned and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$149	$138	$11
Gain (Loss) on sales of other real estate owned	22	—	22
Bank-owned life insurance income	138	137	1
Gain on sales of investment securities	—	6	(6)
Other	120	56	64

Total noninterest income	$429	$337	$92

Noninterest income for the three months ended March 31, 2015 increased $92,000, or 27.3%, to $429,000 compared to noninterest income of $337,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. Business First earns fees from its customers for deposit-related services, and these fees constitute a significant and predictable component of its noninterest income. Service charges on deposit accounts were $149,000 for the three months ended March 31, 2015, an increase of $11,000 over the same period in 2014.

Gain (Loss) on sales of other real estate owned. Gain on sales of other real estate owned was $22,000 and zero dollars for the three months ended March 31, 2015 and 2014, respectively. There was very little new activity during both time periods.

Bank-owned life insurance income. Business First invests in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of its key employees. Business First records income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $138,000 for the three months ended March 31, 2015 as compared to $137,000 for the same time period in 2014, an increase of $1,000.

Gain on sale of investment securities. The gain on sale of investment securities was zero dollars and $6,000 for the three months ended March 31, 2015 and 2014, respectively. There was very little activity for both time periods.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, and debit card fees. Other income increased $64,000, or 114.3%, to $ 120,000 for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to rental income associated with other real estate in the amount of $60,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating Business First’s facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$2,938	$2,726	$212
Non-staff expenses:
Occupancy of bank premises	363	350	13
Depreciation and amortization	202	203	(1)
Data processing	178	189	(11)
FDIC assessment fees	117	125	(8)
Legal fees	(31)	14	(45)
Other professional fees	277	185	92
Advertising and promotions	104	126	(22)
Utilities and telephone	74	80	(6)
Other real estate owned expenses and write-downs	—	4	(4)
Other	660	661	(1)

Total noninterest expense	$4,882	$4,663	$219

Noninterest expense for the three months ended March 31, 2015 increased $219,000, or 4.7%, to $4.9 million compared to noninterest expense of $4.7 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $2.9 million for the three months ended March 31, 2015, an increase of $212,000, or 7.8%, compared to the same period in 2014. The increase was primarily attributable to additional hires for new positions and the Banks’s merit increase cycle. As of March 31, 2015, Business First had 91 full-time equivalent employees. Salaries and employee benefits included $122,000 and $126,000 for the three months ended March 31, 2015 and 2014, respectively, in stock-based compensation expense.

Occupancy of bank premises. Expense associated with occupancy of premises was $363,000 for the three months ended March 31, 2015 and $350,000 for the same period in 2014. The increase of $13,000 in 2015 can be attributed to slight increases associated with normal operating activities.

Depreciation and amortization. Depreciation and amortization costs were $202,000 and $203,000 for the three months ended March 31, 2015 and 2014, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $202,000 and $203,000 for the three months ended March 31, 2015 and 2014, respectively, there was no amortization of an intangible asset in either period.

Data processing. Data processing expenses were $178,000 for the three months ended March 31, 2015 and $189,000 for the same period in 2014. The decrease of $11,000 was attributable to a slight decrease in service bureau related expenses.

FDIC assessment fees. FDIC assessment fees were $117,000 and $125,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $8,000, or 6.4%, resulted generally from lower assessment fees.

Other professional fees. Other professional fees include audit, loan review, regulatory assessments, and other consultants. These fees were $277,000 and $185,000 for the three months ended March 31, 2015 and 2014, respectively. The increase of $92,000 can be attributed to Business First Bank’s merger with American Gateway Bank.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were zero dollars and $4,000 for the three months ended March 31, 2015 and 2014, respectively. There was very little new activity during both time periods. The decrease of $4,000 was due to a reduction in the expenses associated with the foreclosed properties and in related property write-downs. Business First experienced no other real estate additions or sales during the three months ended March 31, 2015 or the three months ended March 31, 2014.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), insurance, and security expenses. Other noninterest expense decreased $1,000 for the three months ended March 31, 2015 compared to the same period in 2014.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of Business First’s pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the three months ended March 31, 2015, income tax expense totaled $430,000, an increase of $33,000, or 8.3%, compared to $397,000 for the same period in 2014. The increase in income tax expense can be attributed to a decrease in tax exempt earnings on municipal securities for the three months ended March 31, 2015 compared to the same time period in 2014. Business First’s effective tax rates for the three months ended March 31, 2015 and 2014 were 27.5% and 25.8%, respectively. Business First’s effective tax rates for both periods were affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Business First’s assets increased $50.4 million, or 7.4%, from $684.5 million as of December 31, 2014 to $734.9 million as of March 31, 2015. Business First’s asset growth was driven by loan growth during the first three months of 2015.

Loan Portfolio

Business First’s primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in Louisiana. Business First’s loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in its primary market area. Business First’s loan portfolio represents the highest yielding component of its earning asset base.

As of March 31, 2015, total loans were $579.6 million, an increase of $21.2 million compared to $558.4 million as of December 31, 2014. These increases were primarily due to its continued penetration in its primary market area. There were no loans held for sale as of March 31, 2015.

Total loans as a percentage of deposits were 92.6% and 95.1% of March 31, 2015 and December 31, 2014 respectively. Total loans as a percentage of assets were 78.9% and 81.5% as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the loan portfolio of Business First by type of loan as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(Unaudited)		(Dollars in thousands)
Commercial	$185,179	32.0%	$185,291	33.2%
Real estate:
Construction and land	65,860	11.4%	61,062	10.9%
Farmland	17,593	3.0%	16,097	2.9%
1-4 family residential	43,345	7.5%	41,552	7.4%
Multi-family residential	11,291	1.9%	11,369	2.0%
Nonfarm nonresidential	226,196	39.0%	215,797	38.7%
Consumer	30,116	5.2%	27,218	4.9%

Total loans held for investment	$579,580	100%	$558,386	100%

Commercial loans. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

Commercial loans decreased $112,000, or 0.1%, to $185.2 million as of March 31, 2015 from $185.3 million as of December 31, 2014.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $4.8 million, or 7.9%, to $65.9 million as of March 31, 2015 from $61.1 million as of December 31, 2014. The minimal net increase was attributable to opportunities to fund small residential land development with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Business First’s 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Business First’s 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $1.8 million, or 4.3%, to $43.3 million as of March 31, 2015 from $41.6 million as of December 31, 2014. This increase resulted from both conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

Nonfarm nonresidential. Nonfarm nonresidential loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Nonfarm nonresidential loans increased $10.4 million, or 4.8%, to $226.2 million as of March 31, 2015 from $215.8 million as of December 31, 2014. The increase was primarily driven by opportunities from existing customers to fund well supported loans.

Other loan categories. Other categories of loans included in its loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of its total loan portfolio.

The contractual maturity ranges of loans in Business First’s loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$57,341	$86,857	$40,981	$185,179
Real estate:
Construction and land	33,381	21,528	10,951	65,860
Farmland	2,186	7,414	7,993	17,593
1-4 family residential	5,859	30,039	7,447	43,345
Multi-family residential	162	7,099	4,030	11,291
Nonfarm nonresidential	40,016	105,589	80,591	226,196
Consumer	17,876	9,903	2,337	30,116

Total loans	$156,821	$268,429	$154,330	$579,580

Amounts with fixed rates	$69,842	$169,873	$110,858	$350,573
Amounts with floating rates	$86,979	$98,556	$43,472	$229,007

	As of December 31, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$69,025	$77,459	$38,807	$185,291
Real estate:
Construction and land	32,493	21,203	7,366	61,062
Farmland	6,733	2,719	6,645	16,097
1-4 family residential	4,780	32,103	4,669	41,552
Multi-family residential	1,338	7,304	2,727	11,369
Nonfarm nonresidential	43,420	104,275	68,102	215,797
Consumer	11,747	13,537	1,934	27,218

Total loans	$169,536	$258,600	$130,250	$558,386

Amounts with fixed rates	$75,376	$166,007	$102,878	$344,261
Amounts with floating rates	$94,160	$92,593	$27,372	$214,125

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Business First has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. Business First has established underwriting guidelines to be followed by its bankers, and Business First also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that its loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Business First believes its conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. Business First had $5.5 million and $6.1 million in nonperforming assets as of March 31, 2015 and December 31, 2014, respectively. Business First had $2.5 million in nonperforming loans as of March 31, 2015 compared to $3.0 million as of December 31, 2014.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of March 31, 2015 (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans	$2,549	$3,028
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	2,549	3,028

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	2,957	2,957
Residential real estate	—	71

Total other real estate owned	2,957	3,028

Total nonperforming assets	$5,506	$6,056

Restructured loans-nonaccrual	$829	$1,106
Restructured loans-accruing	8,688	8,781
Ratio of nonperforming loans to total loans	0.44%	0.54%
Ratio of nonperforming assets to total assets	0.75%	0.88%

	As of March 31, 2015 (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,588	$1,611
1-4 family residential	59	152
Multi-family residential	—	—
Nonfarm nonresidential	901	1,219
Commercial	1	46
Consumer	—	—

Total	$2,549	$3,028

Potential Problem Loans

From a credit risk standpoint, Business First classifies loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Business First reviews the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Business First’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that Business First generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

The following table summarizes Business First’s internal ratings of its loans as of the dates indicated.

	As of March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction	$61,589	$2,052	$631	$1,588	$65,860
Farmland	17,593	—	—	—	17,593
1-4 family residential	41,662	849	775	59	43,345
Multi-family residential	10,346	945	—	—	11,291
Nonfarm nonresidential	206,535	11,021	7,739	901	226,196
Commercial	164,898	9,126	11,154	1	185,179
Consumer	29,414	677	25	—	30,116

Total	$532,037	$24,670	$20,324	$2,549	$579,580

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

Allowance for loan losses

Business First maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, Business First estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of Business First’s methodology, please refer to “—Critical Accounting Policies—Loans and Allowance for loan losses.”

In connection with its review of the loan portfolio, Business First considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements Business First considers include:

•	for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•	for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•	for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•	for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of March 31, 2015, the allowance for loan losses totaled $6.8 million or 1.18% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.6 million or 1.19% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three months Ended March 31, 2015 (Unaudited)	As of and For the Year Ended December 31, 2014 (Dollars in thousands)
Average loans outstanding(1)	$573,641	$535,725

Gross loans outstanding at end of period(1)	$579,580	$558,386

Allowance for loan losses at beginning of period	6,632	6,043
Provision for loan losses	150	700
Charge-offs:
Real estate:
Construction, land and farmland	—	—
Residential	—	174
Nonfarm non-residential	—	—
Commercial	41	10
Consumer	—	—

Total charge-offs	41	184
Recoveries:
Real estate:
Construction, land and farmland	—	—
Residential	4	29
Nonfarm non-residential	—	—
Commercial	2	16
Consumer	78	28

Total recoveries	84	73

Net charge-offs	(43)	111

Allowance for loan losses at end of period	$6,825	$6,632

Ratio of allowance to end of period loans	1.18%	1.19%
Ratio of net charge-offs to average loans	(0.01%)	0.02%

(1)	Excluding loans held for sale.

Although Business First believes that it has established its allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in its loan portfolio. If Business First experiences economic declines or if asset quality deteriorates, material additional provisions could be required.

The following table shows the allocation of the allowance for loan losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of March 31, 2015		As of December 31, 2014
	Amount	Percent to Total	Amount	Percent to Total
	(Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$574	8.4%	$525	7.9%
Farmland	23	0.3%	20	0.3%
1-4 family residential	791	11.6%	775	11.7%
Multi-family residential	37	0.6%	35	0.5%
Nonfarm nonresidential	1,180	17.3%	1,139	17.2%

Total real estate	2,605	38.2%	2,494	37.6%
Commercial	3,811	55.8%	3,813	57.5%
Consumer	409	6.0%	325	4.9%

Total allowance for loan losses	$6,825	100%	$6,632	100%

Securities

Business First uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2015, the carrying amount of investment securities totaled $89.4 million, an increase of $14.9 million, or 20.0%, compared to $74.5 million as of December 31, 2014. Securities represented 12.2% and 10.9% of total assets as of March 31, 2015 and December 31, 2014, respectively.

Business First’s investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of its investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. The following table summarizes the amortized cost and estimated fair value of investment securities as of the dates shown:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$11,336	$36	$20	$11,352
Corporate bonds	8,637	17	30	8,624
Municipal securities	33,596	640	155	34,081
Mortgage-backed securities	35,068	75	383	34,760
Other securities	1,122	—	511	611

Total	$89,759	$768	$1,099	$89,428

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,260	$31	$149	$9,142
Corporate bonds	—	—	—	—
Municipal securities	30,324	562	226	30,660
Mortgage-backed securities	34,591	51	616	34,026
Other securities	1,302	—	627	675

Total	$75,477	$644	$1,618	$74,503

All of Business First’s mortgage-backed securities are agency securities. Business First does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in its investment portfolio. As of March 31, 2015, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$1,121	1.10%	$8,236	2.14%	$1,995	1.50%	$11,352	1.92%
Corporate bonds	—	—%	—	—%	8,624	1.49%	—	—%	8,624	1.49%
Municipal securities	701	1.61%	10,970	2.03%	8,409	2.24%	14,001	2.56%	34,081	2.30%
Mortgage-backed securities	—	—%	—	—%	6,009	1.41%	28,751	1.75%	34,760	1.69%
Other securities	—	—%	—	—%	—	—%	611	1.58%	611	1.58%

Total	$701	1.61%	$12,091	1.94%	$31,278	1.84%	$45,358	1.98%	$89,428	1.92%

	As of December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$7,179	2.12%	$1,963	1.49%	$9,142	1.99%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Municipal securities	262	1.29%	9,236	2.00%	9,556	2.25%	11,606	2.71%	30,660	2.35%
Mortgage-backed securities	—	—%	—	—%	4,515	1.05%	29,511	1.72%	34,026	1.64%
Other securities	—	—%	—	—%	—	—%	675	1.53%	675	1.53%

Total	$262	1.29%	$9,236	2.00%	$21,250	1.95%	$43,755	1.97%	$74,503	1.96%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of Business First’s investment portfolio was 10.03 years with an estimated effective duration of 56.34 months as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, Business First did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

Business First offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. Business First relies primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2015 were $625.6 million, an increase of $38.4 million compared to $587.3 million as of December 31, 2014. Deposit growth was primarily due to Business First’s continued penetration in its primary market area along with the use of deposit listing services.

Noninterest-bearing deposits as of March 31, 2015 were $119.4 million compared to $109.0 million as of December 31, 2014, an increase of $10.4 million, or 9.6%.

Average deposits for the three months ended March 31, 2015 were $599.7 million, a decrease of $4.9, million or 0.8%, over the full year average for the year ended December 31, 2014 of $604.6 million. The average rate paid on total interest-bearing deposits decreased over this period from 0.75% for the year ended December 31, 2014 to 0.70% for the three months ended March 31, 2015. The decrease in average rates were driven primarily by strategic reductions in limited access money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.60% for the year ended December 31, 2014 to 0.57% for the three months ended March 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three months Ended March 31, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Unaudited)
			(Dollars in thousands)
Interest-bearing demand accounts	$8,199	0.60%	$8,641	0.58%
NOW accounts	67,134	0.25%	60,991	0.24%
Limited access money market accounts	164,509	0.45%	173,335	0.42%
Certificates and other time deposits > $100k	176,946	0.95%	194,456	0.99%
Certificates and other time deposits < $100k	67,044	1.21%	48,294	1.63%

Total interest-bearing deposits	483,832	0.70%	485,717	0.75%

Noninterest-bearing demand accounts	115,883	—%	118,883	—%

Total deposits	$599,715	0.57%	$604,600	0.60%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2015 and the years ended December 31, 2014 was 19.3% and 19.7%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of March 31, 2015 (Unaudited)	As of December 31, 2014
	(Dollars in thousands)
1 year or less	$132,553	$123,299
More than 1 year but less than 3 years	27,976	24,255
3 years or more but less than 5 years	11,271	15,453
5 years or more	3,350	3,764

Total	$175,150	$166,771

Borrowings

Business First utilizes short-term and long-term borrowings to supplement deposits to fund its lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows Business First to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2015 and December 31, 2014, total borrowing capacity of $216.4 million and $211.0 million, respectively, was available under this arrangement and $25 million and $15 million, respectively, was outstanding with a weighted average interest rate of .80% as of March 31, 2015 and 1.90% as of December 31, 2014. Business First’s current FHLB advances mature within five years. Business First utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its portfolio.

The following table presents its FHLB borrowings at the dates indicated. Other than FHLB borrowings, Business First had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
March 31, 2015
Amount outstanding at quarter-end	$25,000
Weighted average interest rate at quarter-end	1.10%
Maximum month-end balance during the quarter	$55,000
Average balance outstanding during the quarter	$42,542
Weighted average interest rate during the quarter	.81%
December 31, 2014
Amount outstanding at year-end	$15,000
Weighted average interest rate at year-end	1.90%
Maximum month-end balance during the year	$15,000
Average balance outstanding during the year	$15,112
Weighted average interest rate during the year	1.90%

Correspondent Bank Federal Funds Purchased Relationships

Business First Bank maintains Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2015:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$27,700
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
March 31, 2015
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	1.01%
Maximum month-end balance during the quarter	$13,034
Average balance outstanding during the quarter	$420
Weighted average interest rate during the quarter	1.01%
December 31, 2014
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$—
Weighted average interest rate during the year	—%

Liquidity and Capital Resources

Liquidity

Liquidity involves Business First’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2015 and the year ended December 31, 2014, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are available and have been utilized on occasion to take advantage of investment opportunities, Business First does not generally rely on these external funding sources. As of March 31, 2015 and December 31, 2014, Business First maintained 5 lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $84.7 million as of March 31, 2015 and $84.7 million as of December 31, 2014. There were no funds under these lines of credit outstanding as of March 31, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of Business First’s funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $723.7 million for the three months ended March 31, 2015 and $696.9 million for the year ended December 31, 2014.

	For the Three Months Ended March 31, 2015	For the Years Ended December 31, 2014
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	16.0%	17.1%
Interest-bearing	66.8%	69.7%
Advances from FHLB	5.9%	2.1%
Other borrowings	0.1%	0.0%
Other liabilities	0.5%	0.5%
Stockholders’ equity	10.7%	10.6%

Total	100%	100%

Uses of Funds:
Loans	78.3%	76.0%
Securities available for sale	11.9%	11.6%
Interest-bearing deposits in other banks	3.8%	6.7%
Other noninterest-earning assets	6.0%	5.7%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	19.3%	19.7%
Average loans to average deposits	95.7%	88.6%

Business First’s primary source of funds is deposits, and its primary use of funds is loans. Business First does not expect a change in the primary source or use of its funds in the foreseeable future. Business First’s average loans increased 7.3% for the three months ended March 31, 2015 compared to the same period in 2014. Business First predominantly invests excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Business First’s securities portfolio had a weighted average life of 10.03 years and an effective duration of 56.34 months as of March 31, 2015 and a weighted average life of 10.74 years and an effective duration of 56.06 months as of December 31, 2014.

As of March 31, 2015, Business First had outstanding $144.4 million in commitments to extend credit and $11.0 in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, Business First had outstanding $134.4 million in commitments to extend credit and $8.2 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2015 and December 31, 2014, Business First had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2015, Business First had cash and cash equivalents of $40.0 million compared to $26.8 million as of December 31, 2014.

Capital Resources

Total stockholders’ equity increased to $80.5 million as of March 31, 2015, compared to $78.8 million as of December 31, 2014, an increase of $1.7 million or 2.2%. This increase was primarily the result of $1.1 million in net income coupled with an increase (gain) in unrealized losses on available-for-sale securities of $424,000. To date, Business First has not declared or paid dividends on its common stock.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. Business First is subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2015 and December 31, 2014, Business First and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As Business First employs its capital and continues to grow its operations, its regulatory capital levels may decrease depending on its level of earnings. However, Business First expects to monitor and control its growth in order to remain in compliance with all regulatory capital standards applicable to it.

The following table presents the actual capital amounts and regulatory capital ratios for Business First and Business First Bank as of the dates indicated.

	As of March 31, 2015		As of December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$87,568	12.66%	$86,437	13.36%
Tier 1 capital (to risk weighted assets)	80,743	11.68%	79,805	12.33%
Common Equity Tier 1 capital (to risk weighted assets)	80,743	11.68%	N/A	N/A
Tier 1 capital (to average assets)	80,743	11.14%	79,805	11.24%
Business First Bank
Total capital (to risk weighted assets)	$85,123	12.33%	$83,637	12.96%
Tier 1 capital (to risk weighted assets)	78,298	11.34%	77,005	11.94%
Common Equity Tier 1 capital (to risk weighted assets)	78,298	11.34%	N/A	N/A
Tier 1 capital (to average assets)	78,298	10.82%	77,005	10.87%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2015 and December 31, 2014 (other than deposit obligations), which consist of future cash payments associated with Business First’s contractual obligations pursuant to its FHLB advances and non-cancelable future operating leases. Payments for FHLB advances will include interest of $1.1 million that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $25 million and $15 million as of March 31, 2014 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.9% and maturities in 2015 and 2018.

	As of March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,166	$1,048	$1,825	$461	$4,500
Time deposits	185,170	45,644	25,705	4,611	261,130
Advances from FHLB	10,000	—	15,000	—	25,000
Other borrowings	—	—	—	—	—
Standby and commercial letters of credit	10,771	247	—	—	11,018
Commitments to extend credit	68,832	61,457	4,576	9,534	144,399

Total	$275,939	$108,396	$47,106	$14,606	$446,047

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,121	$983	$1,669	$559	$4,332
Time deposits	165,669	33,756	19,917	4,760	224,102
Advances from FHLB	—	—	15,000	—	15,000
Other borrowings	—	—	—	—	—
Standby and commercial letters of credit	7,731	455	—	—	8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$244,024	$75,648	$47,003	$19,310	$385,985

Off-Balance Sheet Items

In the normal course of business, Business First enters into various transactions, which, in accordance with generally accepted accounting principles, or GAAP, are not included in its consolidated balance sheets. Business First enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Business First’s commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$10,771	$247	$—	$—	$11,018
Commitments to extend credit	68,832	61,457	4,576	9,534	144,399

Total	$79,603	$61,704	$4,576	$9,534	$155,417

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,731	$455	$—	$—	$8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$77,234	$40,909	$10,417	$13,991	$142,551

Standby and commercial letters of credit are conditional commitments issued by Business First to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, Business First has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The credit risk to Business First in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. Business First evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by Business First, upon extension of credit, is based on management’s credit evaluation of the customer.

Interest Rate Sensitivity and Market Risk

As a financial institution, Business First’s primary component of market risk is interest rate volatility. Business First’s asset liability and funds management policy provides management with the guidelines for effective funds management, and Business First has established a measurement system for monitoring its net interest rate sensitivity position. Business First manages its sensitivity position within its established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of Business First’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

Business First manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Business First does not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of its operations, Business First is not subject to foreign exchange or commodity price risk. Business First does not own any trading assets.

Business First’s exposure to interest rate risk is managed by the asset-liability committee of Business First Bank, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

Business First uses interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On at least a quarterly basis, Business First runs two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 basis point shift, 10% for a 200 basis point shift, and 12.5% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	9.25%	(12.37%)	7.33%	(12.35%)
+200	9.52%	(7.30%)	7.80%	(7.71%)
+100	4.59%	(3.41%)	3.76%	(3.73%)
Base	0.00%	0.00%	0.00%	0.00%
-100.77%		2.28%	.76%	2.46%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. Business First has found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Business First’s consolidated financial statements and related notes included elsewhere in this statement have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of Business First’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Business First’s accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, Business First also evaluates its performance based on certain additional financial measures discussed in this proxy statement/prospectus as being non-GAAP financial measures. Business First classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in its statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that Business First discusses in this proxy statement/prospectus should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which Business First calculates the non-GAAP financial measures that Business First discusses in this proxy statement/prospectus may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures Business First has discussed in this proxy statement/prospectus when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Business First calculates (1) tangible common equity as stockholders’ equity less accumulated other comprehensive income, goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

Business First believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2015	2014	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$80,523	$74,294	$78,845	$71,923	$71,014
Adjustments:
Accumulated other comprehensive (income) loss	219	1,940	643	3,047	(1,438)
Goodwill	—	—	—	—	—
Core deposit and other intangibles	—	—	—	—	(521)

Total tangible common equity	$80,742	$76,234	$79,488	$74,970	$69,055

Common shares outstanding(1)	5,314,925	5,314,925	5,314,925	5,314,925	5,302,870
Book value per common share	$15.15	$13.98	$14.83	$13.53	$13.39
Tangible book value per common share	$15.19	$14.34	$14.96	$14.11	$13.02

(1)	Excludes the dilutive effect, if any, of 952,120, 919,350, 952,120, 919,350 and 962,910 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2015, March 31, 2014, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Business First calculates tangible common equity, as described above, and tangible assets as total assets less gross unrealized gain / loss on securities, goodwill, core deposit intangible and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.

Business First believes that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing its tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2015	As of December 31,
		2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$80,523	$78,845	$71,923	$71,014
Adjustments:
Accumulated other comprehensive income	219	643	3,047	(1,438)
Goodwill	—	—	—	—
Core deposit and other intangibles	—	—	—	(521)

Total tangible common equity	$80,742	$79,488	$74,970	$69,055

Tangible Assets
Total assets	$734,897	$684,502	$684,180	$681,062
Adjustments:
Gross unrealized (gain) loss on investments	331	974	4,617	(2,179)
Goodwill	—	—	—	—
Core deposit and other intangibles	—	—	—	(521)

Total tangible assets	$735,228	$685,476	$688,797	$678,362

Tangible Common Equity to Tangible Assets	11.0%	11.6%	10.9%	10.2%

Critical Accounting Policies

Business First’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Business First bases its estimates on historical experience and on various other assumptions that Business First believes to be reasonable under current circumstances. These assumptions form the basis for its judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. Business First evaluates its estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Business First has identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of its financial statements to those judgments and assumptions, are critical to an understanding of its financial condition and results of operations. Business First believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported in other comprehensive income, net of tax. Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Business First to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

The allowance for loan losses is an estimated amount management believes is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Management’s periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio.

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to Business First. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in Business First’s historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by Business First’s adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Due to the growth of Business First over the past several years, a portion of the loans in its portfolio and its lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in the loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process Business First refers to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of its portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, Business First may be required to increase its provision for loan losses, which would adversely affect its results of operations and financial condition.

Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.

Loans are considered impaired when, based on current information and events, it is probable Business First will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Business First’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, Business First modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by Business First that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. Business First reviews each troubled debt restructured loan and determines on a case by case basis if the loan is subject to impairment and the need for a specific allowance for loan loss allocation. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

Business First has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing Business First’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the state of Louisiana. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

Business First utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. Business First’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of our business. In the normal course of business, we are subject to various types of risk, including interest rate, credit, and liquidity risk. We control and monitor these risks with policies, procedures, and various levels of managerial and board oversight. Our objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. We use our asset liability management policy to control and manage interest rate risk.

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors. We use our asset liability management policy and contingency funding plan to control and manage liquidity risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. Our primary credit risk is directly related to our loan portfolio. We use our credit policy and disciplined approach to evaluate the adequacy of our allowance for loan losses to control and manage credit risk. Our investment policy limits the degree of the amount of credit risk that we may assume in our investment portfolio. Our principal financial market risks are liquidity risks and exposures to interest rate movements. For additional discussion regarding our market risk and interest rate sensitivity, see the section of this report entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15 d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information the we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. During the three months ended March 31, 2015, we were not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on our business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on February  18, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 15, 2015
/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 15, 2015
/s/ Steven Champney
Steven Champney
Chief Financial Officer