Form 10-Q/A
period 2015-03-31
Business First Bancshares, Inc.
filed 2015-05-27
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10 – Q/A

Amendment No. 1

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

(Registrant’s telephone number, including area code: (225) 248-7600

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Original 10-Q”) of Business First Bancshares, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)
3.2	Bylaws of Business First Bancshares, Inc.(2)
4.1	Specimen common stock certificate(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Business First’s Form 10-Q for the period ended March 31, 2015, which was filed with the Securities and Exchange Commission on May 15, 2015.
**	Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.
(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014.
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014.
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 27, 2015	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 27, 2015	/s/ Steven Champney
Steven Champney
Chief Financial Officer