Form 10-Q
period 2015-06-30
Business First Bancshares, Inc.
filed 2015-08-14
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 14, 2015 the issuer has 7,205,913 shares of common stock outstanding.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS

Cash and Due from Banks	$106,508	$26,015
Federal Funds Sold	13,419	817
Securities Available for Sale, at Fair Values	203,652	74,503
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $7,049 at June 30, 2015 and $6,632 at December 31, 2014	725,839	551,754
Premises and Equipment, Net	12,353	2,180
Accrued Interest Receivable	2,587	1,772
Other Equity Securities	4,124	1,799
Other Real Estate Owned	3,502	3,028
Cash Value of Life Insurance	22,012	17,376
Goodwill	2,967	—
Core Deposit Intangible	2,762	—
Other Assets	7,004	5,258

Total Assets	$1,106,729	$684,502

LIABILITIES

Deposits:
Noninterest Bearing	$244,516	$108,965
Interest Bearing	681,548	478,287

Total Deposits	926,064	587,252

Securities Sold Under Agreements to Repurchase	6,781	—
Federal Home Loan Bank Borrowings	55,459	15,000
Accrued Interest Payable	605	416
Other Liabilities	5,213	2,989

Total Liabilities	994,122	605,657

STOCKHOLDERS’ EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,205,913 Shares Issued at June 30, 2015 and 5,314,925 at December 31, 2014	7,206	5,315
Additional Paid-in Capital	87,987	57,225
Retained Earnings	19,104	16,948
Accumulated Other Comprehensive Loss	(1,690)	(643)

Total Stockholders’ Equity	112,607	78,845

Total Liabilities and Stockholders’ Equity	$1,106,729	$684,502

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Interest and Fees on Loans	$8,747	$6,371	$15,380	$12,878
Interest and Dividends on Securities	968	380	1,411	838
Interest on Federal Funds Sold	78	38	104	64

Total Interest Income	9,793	6,789	16,895	13,780

Interest Expense:
Interest on Deposits	1,053	926	1,903	1,829
Interest on Borrowings	178	78	264	153

Total Interest Expense	1,231	1,004	2,167	1,982

Net Interest Income	8,562	5,785	14,728	11,798

Provision for Loan Losses	150	150	300	300

Net Interest Income after Provision for Loan Losses	8,412	5,635	14,428	11,498

Other Income:
Service Charges on Deposit Accounts	440	154	589	292
Gain on Sales of Securities	—	—	—	6
Other Income	541	233	821	426

Total Other Income	981	387	1,410	724

Other Expenses:
Salaries and Employee Benefits	4,236	2,778	7,174	5,504
Occupancy and Equipment Expense	1,105	609	1,762	1,240
Other Expenses	2,643	1,247	3,930	2,554

Total Other Expenses	7,984	4,634	12,866	9,298

Income Before Income Taxes	1,409	1,388	2,972	2,924

Provision for Income Taxes	386	355	816	752

Net Income	$1,023	$1,033	$2,156	$2,172

Earnings Per Share:

Basic	$0.14	$0.19	$0.34	$0.41
Diluted	$0.14	$0.19	$0.33	$0.39

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Net Income	$1,023	$1,033	$2,156	$2,172

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(2,229)	985	(1,587)	2,656
Reclassification Adjustment for Gains included in Net Income	—	—	—	6
Income Tax Effect	758	(335)	540	(905)

Other Comprehensive Income (Loss)	(1,471)	650	(1,047)	1,757

Consolidated Comprehensive Income (Loss)	$(448)	$1,683	$1,109	$3,929

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2013	$5,315	$56,740	$12,915	$(3,047)	$71,923
Comprehensive Income:
Net Income	—	—	2,172	—	2,172
Other Comprehensive Income (Loss)	—	—	—	1,757	1,757
Stock Based Compensation Cost	—	249	—	—	249

Balances at June 30, 2014	$5,315	$56,989	$15,087	$(1,290)	$76,101

Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845
Comprehensive Income:
Net Income	—	—	2,156	—	2,156
Other Comprehensive Income (Loss)	—	—	—	(1,047)	(1,047)
Merger Consideration - net	1,891	30,519	—	—	32,410
Stock Based Compensation Cost	—	243	—	—	243

Balances at June 30, 2015	$7,206	$87,987	$19,104	$(1,690)	$112,607

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Consolidated Net Income	$2,156	$2,172
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	300	300
Depreciation and Amortization	544	404
Amortization of Purchase Accounting Valuations	(205)	—
Noncash Compensation Expense	243	249
Net Amortization of Securities	562	262
Gain on Sales of Securities	—	(6)
Gain on Sale of Other Real Estate Owned Net of Writedowns	(7)	—
Increase in Cash Value of Life Insurance	(310)	(282)
Credit for Deferred Income Taxes	(663)	(55)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(78)	181
(Increase) Decrease in Other Assets	(1,035)	1,206
Increase in Accrued Interest Payable	58	44
Increase in Other Liabilities	526	645

Net Cash Provided by Operating Activities	2,091	5,120

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(32,257)	—
Proceeds from Maturities / Sales of Securities Available for Sale	1,836	25,224
Proceeds from Paydowns of Securities Available for Sale	7,481	2,860
Net Cash Received in Merger	87,377	—
Purchases of Other Equity Securities	(1,898)	(543)
Proceeds from Sales of Other Equity Securities	1,651	1,866
Net Increase in Loans	(31,279)	(1,456)
Purchases of Premises and Equipment	(176)	(169)
Proceeds from Sales of Other Real Estate	413	—
Net Increase in Federal Funds Sold	(12,262)	(4,666)

Net Cash Provided by (Used in) Investing Activities	20,886	23,116

(CONTINUED)

	For The Six Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	55,580	(5,150)
Net Increase in Other Borrowings	2,505	—
Net Payments on Borrowings	(569)	—

Net Cash Provided by Financing Activities	57,516	(5,150)

Net Increase in Cash and Cash Equivalents	80,493	23,086

Cash and Cash Equivalents at Beginning of Year	26,015	10,074

Cash and Cash Equivalents at End of Year	$106,508	$33,160

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$1,805	$1,785

Interest on Borrowings	$145	$153

Income Tax Payments	$1,852	$916

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(1,587)	$2,663

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$540	$(905)

Transfer of Loans to Other Real Estate	$117	$32

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the Company or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates in fifteen full service locations and one loan production office in Louisiana (Baton Rouge metro region, Shreveport, Covington, Lafayette, Lake Charles and Houma (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these agencies. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 3 – Mergers and Acquisitions –

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, to which the operations of AGFC merged with the Company. Prior to the merger, American Gateway Bank was a full service bank with 10 branches located in the Baton Rouge metro region. As part of the merger, the Company issued common stock, as well as cash, for the outstanding shares of AGFC. The Company believes with this merger, it will not only increase its presence in the Baton Rouge region, but also in Louisiana statewide, by being able to offer more services to its customers. The Company also believes the merger with AGFC will increase the Company’s core deposits and allow the opportunity to further increase the loan portfolio. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward.

The following table provides the purchase price calculation as of the merger date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. The purchase price calculation is an estimate, as the cash consideration to shareholders who have exercised their statutory rights of appraisal has not yet been finalized. The fair value measurements are subject to refinement for up to one year after the merger date based on additional information that may be obtained by us that existed as of the merger date.

Cost and Allocation of Purchase Price for American Gateway Financial Corporation (AGFC):

(Dollars in thousands, except per share data)

Purchase Price:
AGFC Shares Outstanding at March 31, 2015	217,944
Gross Business First Shares Issued for AGFC Shares	2,589,174
Exchange Ratio	11.88
Less: Shares Cashed Out Under Terms of Merger	698,186
Net Business First Shares Issued for AGFC Shares		1,890,988
Market Value per Share of Business First stock		17.66

Aggregate Pro Forma Value of Business First Stock Issued in Merger		$33,395
Aggregate Cash Consideration Paid in Merger		1,595
Cash Paid to Shareholders Exercising Appraisal Rights through June 30, 2015		9,176

Total Pro Forma Purchase Price		$44,166

Net Assets Acquired:
Cash and Cash Equivalents		$98,489
Securities Available for Sale		108,358
Loans and Leases Receivable		143,223
Premises and Equipment, Net		10,495
Cash Value of Life Insurance		4,326
Other Real Estate Owned		745
Core Deposit Intangible		2,762
Other Assets		3,588

Total Assets		371,986

Noninterest Bearing Deposits		80,865
Interest Bearing Deposits		202,442

Total Deposits		283,307
Borrowings		45,509
Other Liabilities		1,971

Total Liablilites		330,787
Net Assets Acquired		41,199

Goodwill Resulting from Merger		$2,967

* - Unsettled Appraisal Rights Shares at June 30, 2015 was 58,753 shares.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table provides the unaudited pro forma results of operations for the three and six month periods ended June 30, 2015 and 2014, as if the acquisition occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of AGFC’s loan, securities and deposit portfolios. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest Income	$9,626	$9,934	$19,413	$20,075
Interest Expense	1,019	1,395	2,219	2,785

Net Interest Income	8,607	8,539	17,194	17,290
Provision for Loan Losses	150	225	300	500

Net Interest Income after Provision for Loan Losses	8,457	8,314	16,894	16,790
Noninterest Income	970	1,353	2,071	2,515
Noninterest Expense	8,077	7,772	15,677	15,489

Income Before Income Taxes	1,350	1,895	3,288	3,816
Income Tax Expense	366	342	939	723

Net Income	$984	$1,553	$2,349	$3,093

Earnings Per Common Share
Basic	$0.14	$0.22	$0.33	$0.43
Diluted	$0.13	$0.21	$0.31	$0.42

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 4 – Earnings per Common Share –

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$1,023	$1,033	$2,156	$2,172

Denominator:
Weighted Average Common Shares Outstanding	7,196,883	5,314,925	6,261,103	5,314,925
Dilutive Effect of Stock Options and Warrants	293,600	194,888	293,600	194,888

Weighted Average Dilutive Common Shares	7,490,483	5,509,813	6,554,703	5,509,813

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.14	$0.19	$0.34	$0.41

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.14	$0.19	$0.33	$0.39

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$14,319	$26	$90	$14,255
Corporate Securities	11,191	—	20	11,171
Mortgage-Backed Securities	123,813	58	1,754	122,117
Municipal Securities	55,778	391	736	55,433
Other Securities	1,112	—	436	676

	$206,213	$475	$3,036	$203,652

	December 31, 2014
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$9,260	$31	$149	$9,142
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,591	51	616	34,026
Municipal Securities	30,324	562	226	30,660
Other Securities	1,302	—	627	675

	$75,477	$644	$1,618	$74,503

The following table is a summary of securities with gross unrealized losses and fair values at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$9,272	$51	$3,851	$39	$13,123	$90
Corporate Securities	11,171	20	—	—	11,171	20
Mortgage-Backed Securities	89,302	1,011	26,559	743	115,861	1,754
Municipal Securities	33,074	477	4,702	259	37,776	736
Other Securities	—	—	676	436	676	436

	$142,819	$1,559	$35,788	$1,477	$178,607	$3,036

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$—	$—	$8,003	$149	$8,003	$149
Corporate Securities	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	32,714	616	32,714	616
Municipal Securities	4,703	20	9,687	206	14,390	226
Other Securities	—	—	675	627	675	627

	$4,703	$20	$51,079	$1,598	$55,782	$1,618

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of June 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$2,379	$2,384
One to Five Years	27,081	27,221
Over Five to Ten Years	65,767	65,323
Over Ten Years	110,986	108,724

	$206,213	$203,652

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate loans:
Construction and land	$95,734	$61,062
Farmland	10,055	16,097
1-4 family residential	90,414	41,552
Multi-family residential	18,569	11,369
Nonfarm nonresidential	296,090	215,797
Commercial	194,350	185,291
Consumer	27,676	27,218

Total loans held for investment	732,888	558,386

Less:
Allowance for loan losses	(7,049)	(6,632)

Net loans	$725,839	$551,754

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent the calculated loss is greater than the remaining unaccreted discount, an allowance is recorded for such difference.

The following table sets forth, as of June 30, 2015 and December 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2015
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632
Charge-offs	—	—	(39)	—	(44)	(41)	—	(124)
Recoveries	30	—	16	—	3	108	84	241
Provision	72	4	43	8	74	90	9	300

Ending Balance	$627	$23	$795	$43	$1,173	$3,970	$418	$7,049

Ending Balance:
Individually evaluated for impairment	$505	$—	$—	$—	$—	$470	$—	$975

Collectively evaluated for impairment	$122	$23	$795	$43	$1,173	$3,500	$418	$6,074

Purchased Credit Impaired (1)	$—	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending Balance	$95,734	$10,055	$90,414	$18,569	$296,090	$194,350	$27,676	$732,888

Ending Balance:
Individually evaluated for impairment	$2,727	$—	$855	$—	$3,961	$5,216	$13	$12,772

Collectively evaluated for impairment	$92,707	$10,055	$88,681	$18,321	$288,854	$189,134	$27,663	$715,415

Purchased Credit Impaired (1)	$300	$—	$878	$248	$3,275	$—	$—	$4,701

(1)	Purchased credit impaired loans are evaluated for impairement on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2014
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$315	$6	$836	$22	$946	$3,647	$271	$6,043
Charge-offs	—	—	(174)	—	—	(10)	—	(184)
Recoveries	—	—	29	—	—	16	28	73
Provision	210	13	84	13	194	160	26	700

Ending Balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632

Ending Balance:
Individually evaluated for impairment	$505	$—	$—	$—	$—	$41	$—	$546

Collectively evaluated for impairment	$20	$19	$775	$35	$1,140	$3,772	$325	$6,086

Loans receivable:
Ending Balance	$61,062	$16,097	$41,552	$11,369	$215,797	$185,291	$27,218	$558,386

Ending Balance:
Individually evaluated for impairment	$2,772	$—	$977	$—	$4,358	$3,714	$47	$11,868

Collectively evaluated for impairment	$58,290	$16,097	$40,575	$11,369	$211,439	$181,577	$27,171	$546,518

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$88,413	$2,960	$1,530	$2,831	$95,734
Farmland	10,055	—	—	—	10,055
1-4 family residential	82,490	2,032	3,021	2,871	90,414
Multi-family residential	17,241	945	383	—	18,569
Nonfarm nonresidential	264,130	10,749	19,199	2,012	296,090
Commercial	172,855	7,696	12,111	1,688	194,350
Consumer	27,199	431	46	—	27,676

Total	$662,383	$24,813	$36,290	$9,402	$732,888

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2015 and December 31, 2014. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2015
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$71	$14	$1,441	$1,526	$94,208	$95,734	$—
Farmland	—	—	—	—	10,055	10,055	—
1-4 family residential	946	348	1,127	2,421	87,993	90,414	—
Multi-family residential	—	—	—	—	18,569	18,569	—
Nonfarm nonresidential	47	127	542	716	295,374	296,090	—
Commercial	28	1,661	20	1,709	192,641	194,350	—
Consumer	7	—	—	7	27,669	27,676	—

Total	$1,099	$2,150	$3,130	$6,379	$726,509	$732,888	$—

	December 31, 2014
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$—	$—	$182	$182	$60,880	$61,062	$—
Farmland	—	—	—	—	16,097	16,097	—
1-4 family residential	—	—	63	63	41,489	41,552	5
Multi-family residential	—	—	—	—	11,369	11,369	—
Nonfarm nonresidential	—	—	311	311	215,486	215,797	—
Commercial	41	—	—	41	185,250	185,291	—
Consumer	—	—	—	—	27,218	27,218	—

Total	$41	$—	$556	$597	$557,789	$558,386	$5

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of June 30, 2015 and December 31, 2014. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was insignificant.

	June 30, 2015
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,383	$1,383	$505	$1,402
Farmland	—	—	—	—
1-4 family residential	—	—	—	—
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	1,661	1,661	470	284
Consumer	—	—	—	—

	$3,044	$3,044	$975	$1,686

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,344	$1,344	$—	$1,344
Farmland	—	—	—	—
1-4 family residential	855	898	—	884
Multi-family residential	—	—	—	—
Nonfarm nonresidential	3,961	4,867	—	4,024
Other Loans:
Commercial	3,555	3,555	—	3,590
Consumer	13	13	—	26

	$9,728	$10,677	$—	$9,868

Total Impaired Loans:
Real Estate Loans:
Construction and land	$2,727	$2,727	$505	$2,746
Farmland	—	—	—	—
1-4 family residential	855	898	—	884
Multi-family residential	—	—	—	—
Nonfarm nonresidential	3,961	4,867	—	4,024
Other Loans:
Commercial	5,216	5,216	470	3,874
Consumer	13	13	—	26

	$12,772	$13,721	$975	$11,554

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2014
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,428	$1,428	$505	$1,345
Farmland	—	—	—	—
1-4 family residential	—	—	—	83
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	41	41	41	3
Consumer	—	—	—	—

	$1,469	$1,469	$546	$1,431

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,344	$1,344	$—	$1,905
Farmland	—	—	—	—
1-4 family residential	977	1,020	—	1,090
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,358	5,264	—	5,069
Other Loans:
Commercial	3,673	3,673	—	3,753
Consumer	47	47	—	205

	$10,399	$11,348	$—	$12,022

Total Impaired Loans:
Real Estate Loans:
Construction and land	$2,772	$2,772	$505	$3,250
Farmland	—	—	—	—
1-4 family residential	977	1,020	—	1,173
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,358	5,264	—	5,069
Other Loans:
Commercial	3,714	3,714	41	3,756
Consumer	47	47	—	205

	$11,868	$12,817	$546	$13,453

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company elected to account for certain loans acquired in the AGFC merger as acquired impaired loans under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The following table presents the fair value of loans acquired with deteriorated credit quality as of the date of the AGFC merger. The expected cash flows approximated fair value as of the date of merger and, as a result, no accretable yield was recognized at acquisition.

April 1, 2015
(Dollars in thousands)
Purchased Impaired Credits:
Contractually required principal and interest	$11,294
Nonaccretable difference	6,375

Cash flows expected to be collected	4,919
Accretable yield	—

Fair value of Purchased Impaired Credits	$4,919

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to June 30, 2015.

Purchased Impaired Credits
(Dollars in thousands)
Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net	(218)

Carrying amount - June 30, 2015	$4,701

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30.

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2015 and December 31, 2014, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding loan modifications occurring as of June 30, 2015 and December 31, 2014.

Modifications as of June 30, 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
Construction and land	1	$1,586	$1,162
Farmland		—	—
1-4 family residential	4	1,388	855
Multi-family residential		—	—
Nonfarm nonresidential	3	5,143	3,830
Other Loans:
Commercial	4	3,786	3,538
Consumer	2	139	13

Total Loans	14	$12,042	$9,398

Modifications as of December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
Construction and land	1	$1,586	$1,162
Farmland		—	—
1-4 family residential	5	1,519	973
Multi-family residential		—	—
Nonfarm nonresidential	5	7,201	4,047
Other Loans:
Commercial	6	3,888	3,658
Consumer	2	139	47

Total Loans	19	$14,333	$9,887

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 7 – Fair Value of Financial Instruments –

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2015
Available for Sale:
U.S. Government Agency Securities	$14,255	$—	$14,255	$—
Corporate Securities	11,171	—	11,171	—
Mortgage-Backed Securities	122,117	—	122,117	—
Municipal Securities	55,433	—	55,433	—
Other Securities	676	—	676	—

Total	$203,652	$—	$203,652	$—

December 31, 2014
Available for Sale:
U.S. Government Agency Securities	$9,142	$—	$9,142	$—
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,026	—	34,026	—
Municipal Securities	30,660	—	30,660	—
Other Securities	675	—	675	—

Total	$74,503	$—	$74,503	$—

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2015
Assets:
Impaired Loans	$16,498	$—	$16,498	$—
Repossessed Assets	3,502	—	3,502	—

Total	$20,000	$—	$20,000	$—

December 31, 2014
Assets:
Impaired Loans	$11,322	$—	$11,322	$—
Repossessed Assets	3,028	—	3,028	—

Total	$14,350	$—	$14,350	$—

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2015
Financial Assets:
Cash and Short-Term Investments	$119,927	$119,927	$119,927	$—	$—
Securities	203,652	203,652	—	203,652	—
Loans - Net	725,839	724,201	—	—	724,201
Cash Value of BOLI	22,012	22,012	—	22,012	—

	$1,071,430	$1,069,792	$119,927	$225,664	$724,201

Financial Liabilities:
Deposits	$926,064	$914,531	$—	$—	$914,531
Borrowings	62,240	59,288	—	59,288	—

	$988,304	$973,819	$—	$59,288	$914,531

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Financial Assets:
Cash and Short-Term Investments	$26,832	$26,832	$26,832	$—	$—
Securities	74,503	74,503	—	74,503	—
Loans - Net	551,754	551,037	—	—	551,037
Cash Value of BOLI	17,376	17,376	—	17,376	—

	$670,465	$669,748	$26,832	$91,879	$551,037

Financial Liabilities:
Deposits	$587,252	$581,239	$—	$—	$581,239
Borrowings	15,000	14,986	—	14,986	—

	$602,252	$596,225	$—	$14,986	$581,239

Note 8 – Recently Issued Accounting Pronouncements –

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis is to focus on significant changes in the financial condition of Business First Bancshares, Inc. and its subsidiaries (Business First), from December 31, 2014 to June 30, 2015 and its results of operations for the six months ended June 30, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

Business First is a bank holding company headquartered in Baton Rouge, Louisiana. Through its wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, Business First provides a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since its inception in 2006, its priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. Business First considers its primary market to include the State of Louisiana. Business First currently operates out of its main office, fourteen branch locations and one loan production office, all of which are located in Louisiana. As of June 30, 2015, Business First had total assets of $1.1 billion, total loans of $732.9 million, total deposits of $926.1 million, and total stockholders’ equity of $112.6 million.

After the close of business on March 31, 2015, Business First merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with Business First. Business First’s financial condition and results of operations as of and for the period ended June 30, 2015 were impacted as a result of this merger, as 10 former American Gateway branches were added to Business First’s branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received $10 per share in cash, plus 11.88 shares of Business First common stock. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding this merger.

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

Financial Highlights

The financial highlights for the quarter ended June 30, 2015 include:

•	The merger with AGFC was completed after the close of business on March 31, 2015.

•	Total assets of $1.1 billion, a $422.2 million or 61.7% increase from December 31, 2014.

•	Total loans of $732.9 million, a $174.5 million or 31.3% increase from December 31, 2014.

•	Total deposits of $926.1 million, a $338.8 million or 57.7% increase from December 31, 2014.

•	Net income for the three months ended June 30, 2015 of $1.0 million, a $10,000 or 1.0% decrease from the quarter ended June 30, 2014.

•	Net interest income of $8.6 million for the three months ended June 30, 2015, a year-over-year increase of $2.8 million or 48.0%, from the three month period ended June 30, 2014.

•	An allowance for loan and lease losses of 0.96% of total loans and a ratio of non-performing loans to total loans of 1.13%.

•	Return on average assets of 0.48% over the first six months of 2015.

•	Return on average equity of 4.41% over the first six months of 2015.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.52%, 11.56%, 11.56% and 12.33%, respectively.

•	Book value per share of $15.63 as of June 30, 2015, an increase of 5.4% from $14.83 at December 31, 2014.

Results of Operations for the Six and Three Months Ended June 30, 2015 and 2014

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

For the six months ended June 30, 2015, net interest income totaled $14.7 million, and net interest margin and net interest spread were 3.41% and 3.24%, respectively. For the six months ended June 30, 2014 net interest income totaled $11.8 million and net interest margin and net interest spread were 3.59% and 3.41%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased 15 basis points from 4.84% as of June 30, 2014 to 4.69% as of June 30, 2015. In addition, the Bank experienced a decrease in borrowing costs of 12 basis points. For the three months ended June 30, 2015, net interest income totaled $8.5 million, and net interest margin and net interest spread were 3.28% and 3.11%, respectively. For the three months ended June 30, 2014 net interest income totaled $5.8 million and net interest margin and net interest spread were 3.54% and 3.34%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased 8 basis points from 4.82% as of June 30, 2014 to 4.74% as of June 30, 2015. In addition, the Bank experienced a decrease in borrowing costs of 16 basis points. Business First experienced significant growth in average loan balances, but market yields on new loan originations are below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, Business First anticipates continued pressure on its net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the six and three months ended June 30, 2015 and 2014, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$655,711	$15,380	4.69%	$531,737	$12,878	4.84%
Securities available for sale	144,594	1,411	1.95%	84,403	838	1.99%
Interest-bearing deposits in other banks	64,632	104	0.32%	40,251	64	0.32%

Total interest-earning assets	864,937	16,895	3.91%	656,391	13,780	4.20%
Allowance for loan losses	(6,819)			(6,073)
Noninterest-earning assets	51,511			38,122

Total assets	$909,629	$16,895		$688,440	$13,780

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$592,860	$1,903	0.64%	$484,547	$1,829	0.75%
Advances from FHLB	49,046	260	1.06%	15,000	151	2.01%
Other borrowings	2,436	4	0.33%	342	2	1.17%

Total interest-bearing liabilities	644,342	2,167	0.67%	499,889	1,982	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	161,796			113,345
Other liabilities	4,905			3,439

Total noninterest-bearing liabilities	166,701			116,784
Stockholders’ equity	98,586			71,767

Total liabilities and stockholders’ equity	$909,629			$688,440

Net interest rate spread(1)			3.24%			3.41%
Net interest income		$14,728			$11,798

Net interest margin(2)			3.41%			3.59%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$737,778	$8,747	4.74%	$528,936	$6,371	4.82%
Securities available for sale	203,372	968	1.90%	78,568	380	1.93%
Interest-bearing deposits in other banks	101,686	78	0.31%	46,230	38	0.33%

Total interest-earning assets	1,042,836	9,793	3.76%	653,734	6,789	4.15%
Allowance for loan losses	(6,908)			(6,131)
Noninterest-earning assets	59,617			37,490

Total assets	$1,095,545	$9,793		$685,093	$6,789

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$701,887	$1,053	0.60%	$480,235	$926	0.77%
Advances from FHLB	55,549	177	1.27%	15,000	78	2.08%
Other borrowings	4,450	1	0.09%	65	-	0.00%

Total interest-bearing liabilities	761,886	1,231	0.65%	495,300	1,004	0.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	207,709			113,390
Other liabilities	6,193			3,658

Total noninterest-bearing liabilities	213,902			117,048
Stockholders’ equity	119,757			72,745

Total liabilities and stockholders’ equity	$1,095,545			$685,093

Net interest rate spread(1)			3.11%			3.34%
Net interest income		$8,562			$5,785

Net interest margin(2)			3.28%			3.54%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

The following tables present information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Six Months Ended June 30, 2015 compared to the Six Months ended June 30, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$2,908	$(406)	$2,502
Securities available for sale	587	(14)	573
Interest-earning deposits in other banks	39	1	40

Total increase (decrease) in interest income	$3,534	$(419)	$3,115

Interest-bearing liabilities:
Interest-bearing deposits	$348	$(274)	$74
Advances from FHLB	180	(71)	109
Other borrowings	3	(1)	2

Total increase (decrease) in interest expense	531	(346)	185

Increase (decrease) in net interest income	$3,003	$(73)	$2,930

	For the Three Months Ended June 30, 2015 compared to the Three Months ended June 30, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$2,476	$(100)	$2,376
Securities available for sale	594	(6)	588
Interest-earning deposits in other banks	43	(3)	40

Total increase (decrease) in interest income	$3,113	$(109)	$3,004

Interest-bearing liabilities:
Interest-bearing deposits	$333	$(206)	$127
Advances from FHLB	129	(30)	99
Other borrowings	1	(0)	1

Total increase (decrease) in interest expense	463	(236)	227

Increase (decrease) in net interest income	$2,650	$127	$2,777

Provision for Loan Losses

Business First’s provision for loan losses is a charge to income in order to bring its allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by Business First’s management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $300,000 for the six months ended June 30, 2015 and for the same period in 2014. For the three months ended June 30, 2015 and 2014, the provision for loan losses was $150,000 for both periods.

Noninterest Income

Business First’s primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of securities and other real estate owned, and income from bank-owned life insurance.

The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$589	$292	$297
Gain (Loss) on sales of other real estate owned	19	—	19
Bank-owned life insurance income	310	282	28
Gain on sales of investment securities	—	6	(6)
Other	492	144	348

Total noninterest income	$1,410	$724	$686

	For the Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$440	$154	$286
Gain (Loss) on sales of other real estate owned	(3)	—	(3)
Bank-owned life insurance income	172	145	27
Gain on sales of investment securities	—	—	—
Other	372	88	284

Total noninterest income	$981	$387	$594

Noninterest income for the six months ended June 30, 2015 increased $686,000 or 94.8% to $1.4 million compared to noninterest income of $724,000 for the same period in 2014. For the three months ended June 30, 2015, noninterest income increased $594,000 or 153.5% to 981,000 compared to $387,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. Business First earns fees from its customers for deposit-related services, and these fees constitute a significant and predictable component of its noninterest income. Service charges on deposit accounts were $589,000 for the six months ended June 30, 2015, an increase of $297,000 over the same period in 2014. For the three months ended June 30, 2015, service charges on deposit accounts were $440,000, an increase of $286,000 over the same period in 2014. The increases were primarily due to the merger with AGFC.

Gain (Loss) on sales of other real estate owned. Gain (Loss) on sales of other real estate owned was $19,000 and zero dollars for the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, the loss was $3,000 and zero dollars, respectively. There was minimal activity during both time periods.

Bank-owned life insurance income. Business First invests in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of its key employees. Business First records income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $310,000 for the six months ended June 30, 2015 as compared to $282,000 for the same time period in 2014, an increase of $28,000. Income for the three months ended June 30, 2015 was $172,000 compared to $145,000 for the same time period in 2014, an increase of $27,000. The increases were primarily due to the merger with AGFC.

Gain on Sale of Investment Securities. The gain on sale of investment securities was zero dollars and $6,000 for the six months ended June 30, 2015 and 2014, respectively. There was no gain or loss on the sale of investment securities for the three months ended June 30, 2015 and 2014. There was minimal trading activity for both time periods.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, and debit card fees. Other income increased $348,000 or 241.7% for the six months ended June 30, 2015, compared to the same period in 2014. For the three months ended June 30, 2015, other income increased $284,000. The increases were primarily due to rental income associated with other real estate and the merger with AGFC.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$7,174	$5,504	$1,670
Non-staff expenses:
Occupancy of bank premises	973	633	340
Depreciation and amortization	544	404	140
Data processing	451	355	96
FDIC assessment fees	303	225	78
Legal and other professional fees	1,140	386	754
Advertising and promotions	230	222	8
Utilities and communications	218	157	61
Other real estate owned expenses and write-downs	66	27	39
Other	1,767	1,385	382

Total noninterest expense	$12,866	$9,298	$3,568

	For the Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$4,236	$2,778	$1,458
Non-staff expenses:
Occupancy of bank premises	610	283	327
Depreciation and amortization	342	201	141
Data processing	273	166	107
FDIC assessment fees	186	100	86
Legal and other professional fees	894	187	707
Advertising and promotions	126	96	30
Utilities and communications	144	77	67
Other real estate owned expenses and write-downs	66	23	43
Other	1,107	723	384

Total noninterest expense	$7,984	$4,634	$3,350

Noninterest expense for the six months ended June 30, 2015 increased $3.6 million or 38.4% to $12.9 million compared to noninterest expense of $9.3 million for the same period in 2014. For the three months ended June 30, 2015, noninterest expense increased $3.4 million or 72.3% to $8.0 million, compared to $4.6 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.2 million for the six months ended June 30, 2015, an increase of $1.7 million or 30.3% compared to the same period in 2014. For the three months ended June 30, 2015, salaries and employee benefits were $4.2 million, an increase of $1.5 million or 52.5%, compared to the same period in 2014. The increase was primarily attributable to additional hires for new positions, the Banks’s merit increase cycle and the merger with AGFC. As of June 30, 2015, Business First had 182 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $243,000 and $249,000 for the six months ended June 30, 2015 and 2014, respectively, and $122,000 and $124,000 for the three months ended June 30, 2015 and 2014, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $973,000 for the six months ended June 30, 2015 and $633,000 for the same period in 2014. For the three months ended June 30, 2015 and 2014, occupancy and bank premises expenses were $610,000 and $283,000, respectively. The increases of $340,000 and $327,000 for the six months and three months ended June 30, 2015, respectively, can primarily be attributed to the addition of 10 banking centers in conjunction with the merger with AGFC.

Depreciation and amortization. Depreciation and amortization costs were $544,000 and $404,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, respectively, depreciation and amortization costs were $342,000 and $201,000. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $544,000 and $404,000 for the six months ended June 30, 2015 and 2014, respectively, and $342,000 and $201,000 for the three months ended June 30, 2015 and 2014, respectively. There was no amortization of an intangible asset in either period.

Data processing. Data processing expenses were $451,000 for the six months ended June 30, 2015 and $355,000 for the same period in 2014. For the three months ended June 30, 2015 and 2014, data processing expenses were $273,000 and $166,000. The increases of $96,000 for the six months ended June 30, 2015 and $107,000 for the three months ended June 30, 2015, were attributable to the merger with AGFC.

FDIC assessment fees. FDIC assessment fees were $303,000 and $225,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, the FDIC assessment fees were $186,000 and $100,000, respectively. The increase of $78,000 or 34.7% for the six months ended June 30, 2015 and increase of $86,000 or 86.0% for the three months ended June 30, 2015, is primarily due to the merger with AGFC.

Legal and other professional fees. Other professional fees include audit, loan review, regulatory assessments, and other consultants. These fees were $1.1 million and $386,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, other professional fees were $894,000 and $187,000, respectively. The increases of $754,000 for the six months ended June, 30, 2015 and $707,000 for the three months ended June 30, 2015, can be attributed to Business First Bank’s merger with AGFC.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $66,000 and $27,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, other real estate expenses were $66,000 and $23,000, respectively. There was very little new activity during both time periods. The increases of $39,000 for the six months ended June 30, 2015 and $43,000 for the three months ended June 30, 2015 was due primarily due to expenses associated with one existing property as well as expenses incurred relating to the properties acquired in the merger with AGFC.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), insurance, and security expenses. Other noninterest expense increased $382,000 for the six months ended June 30, 2015 compared to the same period in 2014. For the three months ended June 30, 2015, other noninterest expenses increased $384,000 compared to the same period in 2014. The increases in both periods were primarily due to the merger with AGFC.

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

For the six months ended June 30, 2015, income tax expense totaled $816,000, an increase of $64,000 or 8.5% compared to $752,000 for the same period in 2014. For the three months ended June 30, 2015, income tax expense totaled $386,000, an increase of $31,000 compared to the same period in 2014. For both periods presented, the increase in income tax expense can be attributed primarily to the merger with AGFC. Business First’s effective tax rates for the six months ended June 30, 2015 and 2014 were 27.5% and 25.7%, respectively. For the three months ended June 30, 2015 and 2014, the effective tax rates were 27.4% and 25.6%, respectively. Business First’s effective tax rates for both periods were affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Business First’s assets increased $422.2 million or 61.7% from $684.5 million as of December 31, 2014 to $1.1 billion as of June 30, 2015. Business First’s asset growth was primarily driven by the merger with AGFC and loan growth during the second quarter of 2015.

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

As of June 30, 2015, total loans were $732.9 million, an increase of $174.5 million compared to $558.4 million as of December 31, 2014. These increases were primarily due to the merger with AGFC and its continued penetration in its primary market area. There were no loans held for sale as of June 30, 2015.

Total loans as a percentage of deposits were 79.1% and 95.1% as of June 30, 2015 and December 31, 2014 respectively. Total loans as a percentage of assets were 66.2% and 81.6% as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the loan portfolio of Business First by type of loan as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$194,350	26.5%	$185,291	33.2%
Real estate:
Construction and land	95,734	13.1%	61,062	10.9%
Farmland	10,055	1.4%	16,097	2.9%
1-4 family residential	90,414	12.3%	41,552	7.4%
Multi-family residential	18,569	2.5%	11,369	2.0%
Nonfarm nonresidential	296,090	40.4%	215,797	38.7%
Consumer	27,676	3.8%	27,218	4.9%

Total loans held for investment	$732,888	100%	$558,386	100%

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

Commercial loans increased $9.1 million or 4.9% to $194.4 million as of June 30, 2015 from $185.3 million as of December 31, 2014. The increase in lending activity was due to the merger with AGFC and the efforts of Business First’s bankers who leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $34.6 million or 56.8% to $95.7 million as of June 30, 2015 from $61.1 million as of December 31, 2014. The increase was attributable to the merger with AGFC and the opportunities to fund small residential land development with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Business First’s 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Business First’s 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $48.8 million or 117.6% to $90.4 million as of June 30, 2015 from $41.6 million as of December 31, 2014. This increase resulted from the merger with AGFC as well as both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans increased $80.3 million or 37.2% to $296.1 million as of June 30, 2015 from $215.8 million as of December 31, 2014. The increase was primarily driven by opportunities from existing customers to fund well supported loans.

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

The contractual maturity ranges of loans in Business First’s loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$76,973	$89,448	$27,929	$194,350
Real estate:
Construction and land	53,829	28,646	13,259	95,734
Farmland	2,186	6,906	963	10,055
1-4 family residential	11,337	47,355	31,722	90,414
Multi-family residential	160	12,478	5,931	18,569
Nonfarm nonresidential	42,088	117,472	136,530	296,090
Consumer	12,873	12,299	2,504	27,676

Total loans	$199,446	$314,604	$218,838	$732,888

Amounts with fixed rates	$94,620	$194,471	$121,816	$410,907
Amounts with floating rates	$104,826	$120,133	$97,022	$321,981

	As of December 31, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$69,025	$77,459	$38,807	$185,291
Real estate:
Construction and land	32,493	21,203	7,366	61,062
Farmland	6,733	2,719	6,645	16,097
1-4 family residential	4,780	32,103	4,669	41,552
Multi-family residential	1,338	7,304	2,727	11,369
Nonfarm nonresidential	43,420	104,275	68,102	215,797
Consumer	11,747	13,537	1,934	27,218

Total loans	$169,536	$258,600	$130,250	$558,386

Amounts with fixed rates	$75,376	$166,007	$102,878	$344,261
Amounts with floating rates	$94,160	$92,593	$27,372	$214,125

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

Business First believes its conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. Business First had $11.8 million and $6.1 million in nonperforming assets as of June 30, 2015 and December 31, 2014, respectively. Business First had $8.2 million in nonperforming loans as of June 30, 2015 compared to $3.0 million as of December 31, 2014. The increase in nonperforming assets and nonperforming loans from December 31, 2014 to June 30, 2015 is directly attributable to the merger with AGFC.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of June 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans	$8,248	$3,028
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	8,248	3,028

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	2,485	2,057
Residential real estate	1,017	971

Total other real estate owned	3,502	3,028

Total nonperforming assets	$11,750	$6,056

Restructured loans-nonaccrual	$798	$1,106
Restructured loans-accruing	8,600	8,781
Ratio of nonperforming loans to total loans	1.13%	0.54%
Ratio of nonperforming assets to total assets	1.06%	0.88%

	As of June 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,987	$1,611
1-4 family residential	2,731	152
Multi-family residential	—	—
Nonfarm nonresidential	1,842	1,219
Commercial	1,688	46
Consumer	—	—

Total	$8,248	$3,028

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

The following table summarizes Business First’s internal ratings of its loans as of the dates indicated.

	As of June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$88,413	$2,960	$1,530	$2,831	$95,734
Farmland	10,055	—	—	—	10,055
1-4 family residential	82,490	2,032	3,021	2,871	90,414
Multi-family residential	17,241	945	383	—	18,569
Nonfarm nonresidential	264,130	10,749	19,199	2,012	296,090
Commercial	172,855	7,696	12,111	1,688	194,350
Consumer	27,199	431	46	—	27,676

Total	$662,383	$24,813	$36,290	$9,402	$732,888

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

Allowance for loan losses

Business First maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, Business First estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of Business First’s methodology, please refer to “—Critical Accounting Policies—Allowance for loan losses.”

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

As of June 30, 2015, the allowance for loan losses totaled $7.0 million or 0.96% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.6 million or 1.19% of total loans. The decline in the allowance for loan losses as a percent of total loans is primarily as a result of the merger with AGFC. Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six months Ended June 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Average loans outstanding(1)	$655,711	$535,725

Gross loans outstanding at end of period(1)	$732,888	$558,386

Allowance for loan losses at beginning of period	6,632	6,043
Provision for loan losses	300	700
Charge-offs:
Real estate:
Construction, land and farmland	—	—
Residential	39	174
Nonfarm non-residential	44	—
Commercial	41	10
Consumer	—	—

Total charge-offs	124	184
Recoveries:
Real estate:
Construction, land and farmland	30	—
Residential	16	29
Nonfarm non-residential	3	—
Commercial	107	16
Consumer	85	28

Total recoveries	241	73

Net charge-offs	(117)	111

Allowance for loan losses at end of period	$7,049	$6,632

Ratio of allowance to end of period loans	0.96%	1.19%
Ratio of net charge-offs (recoveries) to average loans	(0.02%)	0.02%

(1)	Excluding loans held for sale.

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

	As of June 30, 2015		As of December 31, 2014
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$627	8.9%	$525	7.9%
Farmland	23	0.3%	19	0.3%
1-4 family residential	795	11.3%	775	11.7%
Multi-family residential	43	0.6%	35	0.5%
Nonfarm nonresidential	1,173	16.7%	1,140	17.2%

Total real estate	2,661	37.8%	2,494	37.6%
Commercial	3,970	56.3%	3,813	57.5%
Consumer	418	5.9%	325	4.9%

Total allowance for loan losses	$7,049	100%	$6,632	100%

Securities

Business First uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2015, the carrying amount of investment securities totaled $203.6 million, an increase of $129.1 million or 173.3% compared to $74.5 million as of December 31, 2014. Securities represented 18.4%, and 10.9% of total assets as of June 30, 2015 and December 31, 2014, respectively. The increase in securities from December 31, 2014 to June 30, 2015 is directly attributable to the merger with AGFC.

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

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$14,319	$26	$90	$14,255
Corporate bonds	11,191	—	20	11,171
Municipal securities	55,778	391	736	55,433
Mortgage-backed securities	123,813	58	1,754	122,117
Other securities	1,112	—	436	676

Total	$206,213	$475	$3,036	$203,652

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,260	$31	$149	$9,142
Corporate bonds	—	—	—	—
Municipal securities	30,324	562	226	30,660
Mortgage-backed securities	34,591	51	616	34,026
Other securities	1,302	—	627	675

Total	$75,477	$644	$1,618	$74,503

All of Business First’s mortgage-backed securities are agency securities. Business First does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in its investment portfolio. As of June 30, 2015, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$6,568	1.43%	$5,719	2.27%	$1,968	1.49%	$14,255	1.78%
Corporate bonds	—	—%	—	—%	11,171	1.53%	—	—%	11,171	1.53%
Municipal securities	2,384	0.98%	18,014	1.86%	19,743	2.10%	15,292	2.45%	55,433	2.07%
Mortgage-backed securities	—	—%	2,639	1.43%	28,690	1.47%	90,788	1.60%	122,117	1.57%
Other securities	—	—%	—	—%	—	—%	676	1.60%	676	1.60%

Total	$2,384	0.98%	$27,221	1.72%	$65,323	1.74%	$108,724	1.72%	$203,652	1.72%

	As of December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$7,179	2.12%	$1,963	1.49%	$9,142	1.99%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Municipal securities	262	1.29%	9,236	2.00%	9,556	2.25%	11,606	2.71%	30,660	2.35%
Mortgage-backed securities	—	—%	—	—%	4,515	1.05%	29,511	1.72%	34,026	1.64%
Other securities	—	—%	—	—%	—	—%	675	1.53%	675	1.53%

Total	$262	1.29%	$9,236	2.00%	$21,250	1.95%	$43,755	1.97%	$74,503	1.96%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of Business First’s investment portfolio was 5.28 years with an estimated effective duration of 56.34 months as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, Business First did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

Business First offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. Business First relies primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2015 were $926.1 million, an increase of $338.8 million compared to $587.3 million as of December 31, 2014. Deposit growth was primarily due to merger with AFGC and Business First’s continued penetration in its primary market area.

Noninterest-bearing deposits as of June 30, 2015 were $244.5 million compared to $109.0 million as of December 31, 2014, an increase of $135.5 million or 124.4%.

Average deposits for the six months ended June 30, 2015 were $754.7 million, an increase of $150.1 million or 24.8% over the full year average for the year ended December 31, 2014 of $604.6 million primarily due to the merger with AGFC. The average rate paid on total interest-bearing deposits decreased over this period from 0.75% for the year ended December 31, 2014 to 0.64% for the six months ended June 30, 2015. The decrease in average rates was driven primarily by strategic reductions in limited access money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.60% for the year ended December 31, 2014 to 0.50% for the six months ended June 30, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six months Ended June 30, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$22,008	0.34%	$8,641	0.58%
NOW accounts	94,880	0.19%	60,991	0.24%
Limited access money market accounts and savings	193,658	0.42%	173,335	0.42%
Certificates and other time deposits > $100k	196,888	0.87%	194,456	0.99%
Certificates and other time deposits < $100k	85,426	1.21%	48,294	1.63%

Total interest-bearing deposits	592,860	0.64%	485,717	0.75%

Noninterest-bearing demand accounts	161,796	—%	118,883	—%

Total deposits	$754,656	0.50%	$604,600	0.60%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2015 and the year ended December 31, 2014 was 21.4% and 19.7%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of June 30, 2015 (Unaudited)	As of December 31, 2014
	(Dollars in thousands)
1 year or less	$151,277	$123,299
More than 1 year but less than 3 years	40,337	24,255
3 years or more but less than 5 years	13,027	15,453
5 years or more	3,423	3,764

Total	$208,064	$166,771

Borrowings

Business First utilizes short-term and long-term borrowings to supplement deposits to fund its lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows Business First to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2015 and December 31, 2014, total borrowing capacity of $221.8 million and $211.0 million, respectively, was available under this arrangement and $55.5 million and $15 million, respectively, was outstanding with a weighted average stated interest rate of 2.59% as of June 30, 2015 and 1.90% as of December 31, 2014. Business First’s current FHLB advances mature within five years. Business First utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its portfolio.

As a result of the merger with AGFC, Business First assumed the outstanding FHLB advances of American Gateway Bank. These assets were recorded at fair value as of acquisition which totaled $41.2 million, resulting in a market value adjustment of $2.0 million which will be accreted over the life of the respective advances as a reduction of interest expense on borrowings.

The following table presents its FHLB borrowings at the dates indicated. Other than FHLB borrowings, Business First had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
June 30, 2015
Amount outstanding at quarter-end	$55,459
Weighted average stated interest rate at quarter-end	2.59%
Maximum month-end balance during the quarter	$55,976
Average balance outstanding during the quarter	$55,549
Weighted average interest rate during the quarter	1.26%

December 31, 2014
Amount outstanding at year-end	$15,000
Weighted average stated interest rate at year-end	1.90%
Maximum month-end balance during the year	$15,000
Average balance outstanding during the year	$15,112
Weighted average interest rate during the year	1.90%

Correspondent Bank Federal Funds Purchased Relationships

Business First Bank maintains Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2015:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$26,700
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
June 30, 2015
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$287
Weighted average interest rate during the quarter	1.64%

December 31, 2014
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$—
Weighted average interest rate during the year	—%

Liquidity and Capital Resources

Liquidity

Liquidity involves Business First’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2015 and the year ended December 31, 2014, liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Atlanta are available and have been utilized on occasion to take advantage of investment opportunities, Business First does not generally rely on these external funding sources. As of June 30, 2015 and December 31, 2014, Business First maintained 5 lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $83.7 million as of June 30, 2015 and $84.7 million as of December 31, 2014. There were no funds under these lines of credit outstanding as of June 30, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of Business First’s funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $909.6 million for the six months ended June 30, 2015 and $696.9 for the year ended December 31, 2014.

	For the Six Months Ended June 30, 2015	For the Years Ended December 31, 2014
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	17.8%	17.1%
Interest-bearing	65.2%	69.7%
Advances from FHLB	5.4%	2.1%
Other borrowings	0.3%	0.0%
Other liabilities	0.5%	0.5%
Stockholders’ equity	10.8%	10.6%

Total	100%	100%

Uses of Funds:
Loans	71.3%	76.0%
Securities available for sale	15.9%	11.6%
Interest-bearing deposits in other banks	7.1%	6.7%
Other noninterest-earning assets	5.7%	5.7%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	21.4%	19.7%
Average loans to average deposits	86.0%	88.6%

Business First’s primary source of funds is deposits, and its primary use of funds is loans. Business First does not expect a change in the primary source or use of its funds in the foreseeable future. Business First’s average loans increased 23.4% for the six months ended June 30, 2015 compared to the same period in 2014. Business First predominantly invests excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Business First’s securities portfolio had a weighted average life of 5.28 years and an effective duration of 56.34 months as of June 30, 2015 and a weighted average life of 7.21 years and an effective duration of 56.06 months as of December 31, 2014.

As of June 30, 2015, Business First had outstanding $214.2 million in commitments to extend credit and $10.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, Business First had outstanding $134.4 million in commitments to extend credit and $8.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2015 and December 31, 2014, Business First had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2015, Business First had cash and cash equivalents of $119.9 million compared to $26.8 million as of December 31, 2014.

Capital Resources

Total stockholders’ equity increased to $112.6 million as of June 30, 2015, compared to $78.8 million as of December 31, 2014, an increase of $33.8 million or 42.8%. This increase was primarily the result of the merger with AGFC and $2.2 million in net income. To date, Business First has not declared or paid dividends on its common stock.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. Business First is subject to regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2015 and December 31, 2014, Business First and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As Business First employs its capital and continues to grow its operations, its regulatory capital levels may decrease depending on its level of earnings. However, Business First expects to monitor and control its growth in order to remain in compliance with all regulatory capital standards applicable to it.

The following table presents the actual capital amounts and regulatory capital ratios for Business First and Business First Bank as of the dates indicated.

	As of June 30, 2015		As of December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$116,184	12.57%	$86,437	13.36%
Tier 1 capital (to risk weighted assets)	109,135	11.80%	79,805	12.33%
Common Equity Tier 1 capital (to risk weighted assets)	109,135	11.80%	N/A	N/A
Tier 1 capital (to average assets)	109,135	9.72%	79,805	11.24%

Business First Bank
Total capital (to risk weighted assets)	$113,768	12.33%	$83,637	12.96%
Tier 1 capital (to risk weighted assets)	106,719	11.56%	77,005	11.94%
Common Equity Tier 1 capital (to risk weighted assets)	106,719	11.56%	N/A	N/A
Tier 1 capital (to average assets)	106,719	9.52%	77,005	10.87%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2015 and December 31, 2014 (other than deposit obligations), which consist of future cash payments associated with Business First’s contractual obligations pursuant to its FHLB advances and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $55 million and $15 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.6% and maturities ranging from 2015 through 2018.

	As of June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,252	$1,108	$1,965	$5,870	$10,195
Time deposits	209,967	61,163	29,420	5,181	305,731
Advances from FHLB	6,021	731	48,707	—	55,459
Securities sold under agreements to repurchase	6,781	—	—	—	6,781
Standby and commercial letters of credit	9,255	493	310	—	10,058
Commitments to extend credit	108,107	55,348	36,139	14,633	214,227

Total	$341,383	$118,843	$116,541	$25,684	$602,451

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,121	$983	$1,669	$559	$4,332
Time deposits	165,669	33,756	19,917	4,760	224,102
Advances from FHLB	—	—	15,000	—	15,000
Other borrowings	—	—	—	—	—
Standby and commercial letters of credit	7,731	455	—	—	8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$244,024	$75,648	$47,003	$19,310	$385,985

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

	As of June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,255	$493	$310	$—	$10,058
Commitments to extend credit	108,107	55,348	36,139	14,633	214,227

Total	$117,362	$55,841	$36,449	$14,633	$224,285

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,731	$455	$—	$—	$8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$77,234	$40,909	$10,417	$13,991	$142,551

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.70%	(12.37%)	7.33%	(12.35%)
+200	6.10%	(7.30%)	7.80%	(7.71%)
+100	1.90%	(3.41%)	3.76%	(3.73%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(1.50%)	2.28%	0.76%	2.46%

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

Non-GAAP Financial Measures

Business First’s accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, Business First also evaluates its performance based on certain additional non-GAAP financial measures. Business First classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in its statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that Business First discusses should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which Business First calculates the non-GAAP financial measures may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures Business First has discussed in this statement when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Business First calculates (1) tangible common equity as stockholders’ equity less goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2015	2014	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,607	$76,102	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(2,967)	—	—	—	—
Core deposit and other intangibles	(2,762)	—	—	—	(521)

Total tangible common equity	$106,878	$76,102	$78,845	$71,923	$70,493

	As of June 30,		As of December 31,
	2015	2014	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Common shares outstanding(1)	7,205,913	5,314,925	5,314,925	5,314,925	5,302,870
Book value per common share	$15.63	$14.32	$14.83	$13.53	$13.39
Tangible book value per common share	$14.83	$14.32	$14.83	$13.53	$13.29

(1)	Excludes the dilutive effect, if any, of 952,120, 919,350, 952,120, 919,350 and 962,910 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2015, June 30, 2014, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. Business First calculates tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangible and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

		As of December 31,
	As of June 30, 2015	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,607	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(2,967)	—	—	—
Core deposit and other intangibles	(2,762)	—	—	(521)

Total tangible common equity	$106,878	$78,845	$71,923	$70,493

Tangible Assets
Total assets	$1,106,729	$684,502	$684,180	$681,062
Adjustments:
Goodwill	(2,967)	—	—	—
Core deposit and other intangibles	(2,762)	—	—	(521)

Total tangible assets	$1,101,000	$684,502	$684,180	$680,541

Tangible Common Equity to Tangible Assets	9.7%	11.5%	10.5%	10.4%

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

Loans acquired in business combinations are initially recorded at fair value which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit impaired at acquisition are similar to originated loans; however, the estimate of losses is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent the calculated loss is greater than the remaining unaccreted discount, an allowance is recorded for such amount.

Certain acquired impaired loans, where there is evidence of credit deterioration since origination and it is probable Business First will be unable to collect all contractually required payments, are accounted for in accordance with FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. The expected cash flows for each loan meeting this criteria are estimated to determine the excess of the contractually required principal and interest at acquisition as an amount that should not be accreted (nonaccretable difference). The expected cash flows for the purchased impaired credits approximated fair value as of the merger date and, as a result, no accretable yield was recognized at acquisition. A discount was recorded on these loans at acquisition to record them at their estimated fair values. As a result, the purchased impaired credits are excluded from the calculation of the allowance for loan losses as of the acquisition date. Under current accounting principles, if Business First determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses.

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

Due to the growth of Business First over the past several years, a portion of the loans in its portfolio and its lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process Business First refers to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of its portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, Business First may be required to increase its provision for loan losses, which would adversely affect its results of operations and financial condition.

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

Business First’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

August 14, 2015	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 14, 2015	/s/ Steven Champney
Steven Champney
Chief Financial Officer