Form 10-Q
period 2015-09-30
Business First Bancshares, Inc.
filed 2015-11-13
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 13, 2015 the issuer has 7,035,913 shares of common stock outstanding.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS

Cash and Due from Banks	$45,965	$26,015
Federal Funds Sold	10,570	817
Securities Available for Sale, at Fair Values	214,017	74,503
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $7,171 at September 30, 2015 and $6,632 at December 31, 2014	738,170	551,754
Premises and Equipment, Net	12,251	2,180
Accrued Interest Receivable	2,572	1,772
Other Equity Securities	5,013	1,799
Other Real Estate Owned	3,817	3,028
Cash Value of Life Insurance	22,186	17,376
Goodwill	3,605	—
Core Deposit Intangible	2,624	—
Other Assets	5,986	5,258

Total Assets	$1,066,776	$684,502

LIABILITIES

Deposits:
Noninterest Bearing	$204,415	$108,965
Interest Bearing	659,880	478,287

Total Deposits	864,295	587,252

Securities Sold Under Agreements to Repurchase	2,349	—
Short Term Borrowings	3,000	—
Federal Home Loan Bank Borrowings	79,658	15,000
Accrued Interest Payable	544	416
Other Liabilities	4,825	2,989

Total Liabilities	954,671	605,657

STOCKHOLDERS’ EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,205,913 Shares Issued and 7,035,913 Shares Outstanding at September 30, 2015; and 5,314,925 Shares Issued and Outstanding at December 31, 2014	7,036	5,315
Additional Paid-in Capital	86,230	57,225
Retained Earnings	19,288	16,948
Accumulated Other Comprehensive Loss	(449)	(643)

Total Stockholders’ Equity	112,105	78,845

Total Liabilities and Stockholders’ Equity	$1,066,776	$684,502

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Interest and Fees on Loans	$10,068	$6,422	$25,448	$19,300
Interest and Dividends on Securities	937	395	2,348	1,266
Interest on Federal Funds Sold and Due From Banks	46	21	150	52

Total Interest Income	11,051	6,838	27,946	20,618

Interest Expense:
Interest on Deposits	972	934	2,875	2,763
Interest on Borrowings	163	79	427	232

Total Interest Expense	1,135	1,013	3,302	2,995

Net Interest Income	9,916	5,825	24,644	17,623

Provision for Loan Losses	150	400	450	700

Net Interest Income after Provision for Loan Losses	9,766	5,425	24,194	16,923

Other Income:
Service Charges on Deposit Accounts	467	137	1,056	429
Gain on Sales of Securities	2	—	2	6
Other Income	335	498	1,156	924

Total Other Income	804	635	2,214	1,359

Other Expenses:
Salaries and Employee Benefits	4,593	2,833	11,767	8,337
Occupancy and Equipment Expense	1,027	606	2,789	1,846
Other Expenses	3,634	1,234	7,564	3,788

Total Other Expenses	9,254	4,673	22,120	13,971

Income Before Income Taxes	1,316	1,387	4,288	4,311

Provision for Income Taxes	377	357	1,193	1,109

Net Income	$939	$1,030	$3,095	$3,202

Earnings Per Share:

Basic	$0.13	$0.19	$0.47	$0.60
Diluted	$0.12	$0.19	$0.45	$0.58

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014

Consolidated Net Income	$939	$1,030	$3,095	$3,202

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	1,879	391	292	3,047
Reclassification Adjustment for Gains included in Net Income	2	—	2	6
Income Tax Effect	(640)	(133)	(100)	(1,038)

Other Comprehensive Income (Loss)	1,241	258	194	2,015

Consolidated Comprehensive Income (Loss)	$2,180	$1,288	$3,289	$5,217

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2013	$5,315	$56,740	$12,915	$(3,047)	$71,923
Comprehensive Income:
Net Income	—	—	3,202	—	3,202
Other Comprehensive Income (Loss)	—	—	—	2,015	2,015
Stock Based Compensation Cost	—	374	—	—	374

Balances at September 30, 2014	$5,315	$57,114	$16,117	$(1,032)	$77,514

Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845
Comprehensive Income:
Net Income	—	—	3,095	—	3,095
Other Comprehensive Income (Loss)	—	—	—	194	194
Merger Consideration - net	1,891	30,519	—	—	32,410
Stock Based Compensation Cost	—	366	—	—	366
Stock Repurchase	(170)	(1,880)	(755)	—	(2,805)

Balances at September 30, 2015	$7,036	$86,230	$19,288	$(449)	$112,105

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Consolidated Net Income	$3,095	$3,202
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	450	700
Depreciation and Amortization	847	609
Amortization of Purchase Accounting Valuations	(1,540)	—
Noncash Compensation Expense	364	373
Net Amortization of Securities	1,045	384
Gain on Sales of Securities	(2)	(6)
Gain on Sale of Other Real Estate Owned Net of Writedowns	(54)	(262)
(Gain) Loss on Sales of Other Assets	157	—
Increase in Cash Value of Life Insurance	(484)	(428)
Credit for Deferred Income Taxes	(926)	(83)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(63)	288
(Increase) Decrease in Other Assets	(503)	242
Decrease in Accrued Interest Payable	(98)	(56)
Increase in Other Liabilities	216	1,012

Net Cash Provided by Operating Activities	2,504	5,975

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(48,987)	(1,108)
Proceeds from Maturities / Sales of Securities Available for Sale	3,367	25,449
Proceeds from Paydowns of Securities Available for Sale	13,613	4,424
Net Cash Received in Merger	87,377	—
Purchases of Other Equity Securities	(3,038)	(544)
Proceeds from Sales of Other Equity Securities	1,902	1,866
Net Increase in Loans	(43,167)	(6,769)
Purchases of Premises and Equipment	(570)	(190)
Proceeds from Sales of Other Real Estate	682	337
Net Increase in Federal Funds Sold	(9,413)	(11,380)
Cash Paid in Dissenter Settlement	(243)	—

Net Cash Provided by (Used in) Investing Activities	1,523	12,085

(CONTINUED)

	For The Nine Months Ended September 30,
	2015	2014
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(6,166)	5,938
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(1,927)	—
Net Advances on Federal Home Loan Bank Borrowings	23,821	—
Net Increase in Short Term Borrowings	3,000	—
Repurchase of Common Stock	(2,805)	—

Net Cash Provided by Financing Activities	15,923	5,938

Net Increase in Cash and Cash Equivalents	19,950	23,998

Cash and Cash Equivalents at Beginning of Period	26,015	10,074

Cash and Cash Equivalents at End of Period	$45,965	$34,072

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$2,828	$2,819

Interest on Borrowings	$705	$232

Income Tax Payments	$2,502	$1,511

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$294	$3,054

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(100)	$(1,038)

Transfer of Loans to Other Real Estate	$806	$1,641

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the Company or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates in fifteen full service locations and two loan production offices in Louisiana (Baton Rouge metro region, Shreveport, Covington, Lafayette, Lake Charles, Houma (LPO) and New Orleans (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these agencies. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2015. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 3 – Mergers and Acquisitions –

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, into which the operations of AGFC merged with the Company. Prior to the merger, AGFC was a full service bank with 10 branches located in the Baton Rouge metro region. As part of the merger, the Company issued common stock, as well as cash, for the outstanding shares of AGFC. The Company believes with this merger, it will not only increase its presence in the Baton Rouge region, but also in Louisiana statewide, by being able to offer more services to its customers. The Company also believes that the merger with AGFC will increase the Company’s core deposits and allow the opportunity to further increase the loan portfolio. Results of operations include the revenues and expenses of the acquired operations from the acquisition date forward.

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

Cost and Allocation of Purchase Price for American Gateway Financial Corporation (AGFC):

(Dollars in thousands, except per share data)

Purchase Price:
AGFC Shares Outstanding at March 31, 2015	217,944
Gross Business First Shares Issued for AGFC Shares	2,589,174
Exchange Ratio	11.88
Less: Shares Cashed Out Under Terms of Merger	698,186
Net Business First Shares to be Issued for AGFC Shares		1,890,988
Market Value per Share of Business First Stock		17.66

Aggregate Pro Forma Value of Business First Stock Issued in Merger		$33,395
Aggregate Cash Consideration Paid in Merger		1,595
Cash Paid to Shareholders Exercising Appraisal Rights through September 30, 2015 *		9,419

Total Pro Forma Purchase Price		$44,409

Net Assets Acquired:
Cash and Cash Equivalents		$98,489
Securities Available for Sale		108,358
Loans and Leases Receivable		143,223
Premises and Equipment, Net		10,459
Cash Value of Life Insurance		4,326
Other Real Estate Owned		593
Core Deposit Intangible		2,762
Other Assets		3,381

Total Assets		371,591

Noninterest Bearing Deposits		80,865
Interest Bearing Deposits		202,442

Total Deposits		283,307
Borrowings		45,509
Other Liabilities		1,971

Total Liablilites		330,787
Net Assets Acquired		40,804

Goodwill Resulting from Merger		$3,605

*	- Unsettled Appraisal Rights Shares at September 30, 2015 was 53,094.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table provides the unaudited pro forma results of operations for the three and nine month periods ended September 30, 2015 and 2014, as if the acquisition occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of AGFC’s loan, securities and deposit portfolios. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)

Interest Income	$10,923	$9,951	$30,336	$30,026
Interest Expense	934	1,406	3,153	4,191

Net Interest Income	9,989	8,545	27,183	25,835
Provision for Loan Losses	150	450	450	950

Net Interest Income after Provision for Loan Losses	9,839	8,095	26,733	24,885
Noninterest Income	786	1,222	2,857	3,738
Noninterest Expense	9,365	7,417	25,039	22,903

Income Before Income Taxes	1,260	1,900	4,551	5,720
Income Tax Expense	358	364	1,298	1,088

Net Income	$902	$1,536	$3,253	$4,632

Earnings Per Common Share
Basic	$0.13	$0.21	$0.45	$0.65
Diluted	$0.12	$0.21	$0.43	$0.62

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)

Numerator:
Net Income Available to Common Shares	$939	$1,030	$3,095	$3,202

Denominator:
Weighted Average Common Shares Outstanding	7,204,065	5,314,925	6,578,878	5,314,925
Dilutive Effect of Stock Options and Warrants	293,578	188,769	293,578	188,769

Weighted Average Dilutive Common Shares	7,497,643	5,503,694	6,872,456	5,503,694

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.13	$0.19	$0.47	$0.60

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.12	$0.19	$0.45	$0.58

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$14,169	$49	$13	$14,205
Corporate Securities	11,184	15	53	11,146
Mortgage-Backed Securities	123,368	127	703	122,792
Municipal Securities	64,945	549	242	65,252
Other Securities	1,031	—	409	622

	$214,697	$740	$1,420	$214,017

	December 31, 2014
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$9,260	$31	$149	$9,142
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,591	51	616	34,026
Municipal Securities	30,324	562	226	30,660
Other Securities	1,302	—	627	675

	$75,477	$644	$1,618	$74,503

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table is a summary of securities with gross unrealized losses and fair values at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$4,487	$13	$—	$—	$4,487	$13
Corporate Securities	9,076	53	—	—	9,076	53
Mortgage-Backed Securities	69,568	311	25,764	392	95,332	703
Municipal Securities	27,701	153	4,016	89	31,717	242
Other Securities	—	—	622	409	622	409

	$110,832	$530	$30,402	$890	$141,234	$1,420

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$—	$—	$8,003	$149	$8,003	$149
Corporate Securities	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	32,714	616	32,714	616
Municipal Securities	4,703	20	9,687	206	14,390	226
Other Securities	—	—	675	627	675	627

	$4,703	$20	$51,079	$1,598	$55,782	$1,618

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of September 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$2,516	$2,520
One to Five Years	37,529	37,824
Over Five to Ten Years	62,156	62,166
Over Ten Years	112,496	111,507

	$214,697	$214,017

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate loans:
Construction and land	$105,387	$61,062
Farmland	9,963	16,097
1-4 family residential	96,267	41,552
Multi-family residential	18,597	11,369
Nonfarm nonresidential	295,268	215,797
Commercial	193,226	185,291
Consumer	26,633	27,218

Total loans held for investment	745,341	558,386

Less:
Allowance for loan losses	(7,171)	(6,632)

Net loans	$738,170	$551,754

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

The following table sets forth, as of September 30, 2015 and December 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2015
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632
Charge-offs	—	—	(135)	—	(44)	(60)	—	(239)
Recoveries	34	—	67	—	12	129	86	328
Provision	59	5	90	12	123	146	15	450

Ending Balance	$618	$24	$797	$47	$1,231	$4,028	$426	$7,171

Ending Balance:
Individually evaluated for impairment	$523	$—	$62	$—	$—	$470	$—	$1,055

Collectively evaluated for impairment	$95	$24	$711	$47	$1,231	$3,558	$426	$6,092

Purchased Credit Impaired (1)	$—	$—	$24	$—	$—	$—	$—	$24

Loans receivable:
Ending Balance	$105,387	$9,963	$96,267	$18,597	$295,268	$193,226	$26,633	$745,341

Ending Balance:
Individually evaluated for impairment	$3,016	$—	$3,082	$—	$3,947	$5,230	$—	$15,275

Collectively evaluated for impairment	$102,078	$9,963	$92,670	$18,359	$288,293	$187,996	$26,633	$725,992

Purchased Credit Impaired (1)	$293	$—	$515	$238	$3,028	$—	$—	$4,074

(1)	Purchased credit impaired loans are evaluated for impairement on an individual basis.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of September 30, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$97,573	$3,445	$1,508	$2,861	$105,387
Farmland	9,963	—	—	—	9,963
1-4 family residential	88,189	1,890	3,489	2,699	96,267
Multi-family residential	17,278	945	374	—	18,597
Nonfarm nonresidential	263,292	12,437	18,008	1,531	295,268
Commercial	171,808	7,462	12,289	1,667	193,226
Consumer	26,220	381	32	—	26,633

Total	$674,323	$26,560	$35,700	$8,758	$745,341

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2015 and December 31, 2014. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2015
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$367	$371	$1,441	$2,179	$103,208	$105,387	$—
Farmland	—	—	—	—	9,963	9,963	—
1-4 family residential	1,601	224	779	2,604	93,663	96,267	—
Multi-family residential	—	—	—	—	18,597	18,597	—
Nonfarm nonresidential	119	506	255	880	294,388	295,268	—
Commercial	45	—	1,661	1,706	191,520	193,226	—
Consumer	5	—	—	5	26,628	26,633	—

Total	$2,137	$1,101	$4,136	$7,374	$737,967	$745,341	$—

	December 31, 2014
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$—	$—	$182	$182	$60,880	$61,062	$—
Farmland	—	—	—	—	16,097	16,097	—
1-4 family residential	—	—	63	63	41,489	41,552	5
Multi-family residential	—	—	—	—	11,369	11,369	—
Nonfarm nonresidential	—	—	311	311	215,486	215,797	—
Commercial	41	—	—	41	185,250	185,291	—
Consumer	—	—	—	—	27,218	27,218	—

Total	$41	$—	$556	$597	$557,789	$558,386	$5

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of September 30, 2015 and December 31, 2014. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was insignificant.

	September 30, 2015
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,413	$1,568	$523	$1,396
Farmland	—	—	—	—
1-4 family residential	109	110	62	12
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	1,661	1,661	470	743
Consumer	—	—	—	—

	$3,183	$3,339	$1,055	$2,151

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,603	$1,608	$—	$1,431
Farmland	—	—	—	—
1-4 family residential	2,973	3,453	—	1,554
Multi-family residential	—	—	—	—
Nonfarm nonresidential	3,947	5,367	—	4,066
Other Loans:
Commercial	3,569	3,573	—	3,583
Consumer	—	—	—	19

	$12,092	$14,001	$—	$10,653

Total Impaired Loans:
Real Estate Loans:
Construction and land	$3,016	$3,176	$523	$2,827
Farmland	—	—	—	—
1-4 family residential	3,082	3,563	62	1,566
Multi-family residential	—	—	—	—
Nonfarm nonresidential	3,947	5,367	—	4,066
Other Loans:
Commercial	5,230	5,234	470	4,326
Consumer	—	—	—	19

	$15,275	$17,340	$1,055	$12,804

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

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to September 30, 2015.

Purchased
Impaired Credits
(Dollars in thousands)
Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net	(845)

Carrying amount - September 30, 2015	$4,074

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30.

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2015 and December 31, 2014, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding loan modifications occurring as of September 30, 2015 and December 31, 2014.

Modifications as of September 30, 2015:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
Construction and land	1	$1,586	$1,162
1-4 family residential	5	1,568	1,024
Nonfarm nonresidential	3	5,143	3,675
Other Loans:
Commercial	4	3,786	3,518

Total Loans	13	$12,083	$9,379

Modifications as of December 31, 2014:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
Construction and land	1	$1,586	$1,162
1-4 family residential	5	1,519	973
Nonfarm nonresidential	5	7,201	4,047
Other Loans:
Commercial	6	3,888	3,658
Consumer	2	139	47

Total Loans	19	$14,333	$9,887

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2015
Available for Sale:
U.S. Government Agency Securities	$14,205	$—	$14,205	$—
Corporate Securities	11,146	—	11,146	—
Mortgage-Backed Securities	122,792	—	122,792	—
Municipal Securities	65,252	—	65,252	—
Other Securities	622	—	622	—

Total	$214,017	$—	$214,017	$—

December 31, 2014
Available for Sale:
U.S. Government Agency Securities	$9,142	$—	$9,142	$—
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,026	—	34,026	—
Municipal Securities	30,660	—	30,660	—
Other Securities	675	—	675	—

Total	$74,503	$—	$74,503	$—

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2015
Assets:
Impaired Loans	$18,270	$—	$18,270	$—
Repossessed Assets	3,817	—	3,817	—

Total	$22,087	$—	$22,087	$—

December 31, 2014
Assets:
Impaired Loans	$11,322	$—	$11,322	$—
Repossessed Assets	3,028	—	3,028	—

Total	$14,350	$—	$14,350	$—

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2015
Financial Assets:
Cash and Short-Term Investments	$56,535	$56,535	$56,535	$—	$—
Securities	214,017	214,017	—	214,017	—
Loans - Net	738,170	737,913	—	—	737,913
Cash Value of BOLI	22,186	22,186	—	22,186	—

	$1,030,908	$1,030,651	$56,535	$236,203	$737,913

Financial Liabilities:
Deposits	$864,295	$858,439	$—	$—	$858,439
Borrowings	85,007	85,861	—	85,861	—

	$949,302	$944,300	$—	$85,861	$858,439

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Financial Assets:
Cash and Short-Term Investments	$26,832	$26,832	$26,832	$—	$—
Securities	74,503	74,503	—	74,503	—
Loans - Net	551,754	551,037	—	—	551,037
Cash Value of BOLI	17,376	17,376	—	17,376	—

	$670,465	$669,748	$26,832	$91,879	$551,037

Financial Liabilities:
Deposits	$587,252	$581,239	$—	$—	$581,239
Borrowings	15,000	14,986	—	14,986	—

	$602,252	$596,225	$—	$14,986	$581,239

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis is to focus on significant changes in the financial condition of Business First Bancshares, Inc. and its subsidiaries (Business First), from December 31, 2014 to September 30, 2015 and its results of operations for the nine months ended September 30, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

Business First is a bank holding company headquartered in Baton Rouge, Louisiana. Through its wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, Business First provides a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since its inception in 2006, its priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. Business First considers its primary market to include the State of Louisiana. Business First currently operates out of its main office, fourteen branch locations and two loan production offices, all of which are located in Louisiana. As of September 30, 2015, Business First had total assets of $1.1 billion, total loans of $745.3 million, total deposits of $864.3 million, and total stockholders’ equity of $112.1 million.

After the close of business on March 31, 2015, Business First merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with Business First. Business First’s financial condition and results of operations as of and for the period ended September 30, 2015 were impacted as a result of this merger, as 10 former American Gateway branches were added to Business First’s branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10 per share in cash, plus 11.88 shares of Business First common stock. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding this merger.

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

Financial Highlights

The financial highlights for the quarter ended September 30, 2015 include:

•	Total assets of $1.1 billion, a $382.3 million or 55.9% increase from December 31, 2014.

•	Total loans of $745.3 million, a $187.0 million or 33.5% increase from December 31, 2014.

•	Total deposits of $864.3 million, a $277.0 million or 47.2% increase from December 31, 2014.

•	Net income for the three months ended September 30, 2015 of $939,000, a $91,000 or 8.8% decrease from the quarter ended September 30, 2014.

•	Net interest income of $9.9 million for the three months ended September 30, 2015, a year-over-year increase of $4.1 million or 70.2%, from the three month period ended September 30, 2014.

•	An allowance for loan and lease losses of 0.96% of total loans and a ratio of non-performing loans to total loans of 1.03% as of September 30, 2015.

•	Return on average assets of 0.41% over the first nine months of 2015.

•	Return on average equity of 3.75% over the first nine months of 2015.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.00%, 11.22%, 11.22% and 11.97%, respectively for Business First as of September 30, 2015.

•	Book value per share of $15.93 as of September 30, 2015, an increase of 7.4% from $14.83 at December 31, 2014.

Results of Operations for the Nine and Three Months Ended September 30, 2015 and 2014

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

For the nine months ended September 30, 2015, net interest income totaled $24.6 million, and net interest margin and net interest spread were 3.50% and 3.35%, respectively. For the nine months ended September 30, 2014 net interest income totaled $17.6 million and net interest margin and net interest spread were 3.56% and 3.36%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased four basis points from 4.83% as of September 30, 2014 to 4.79% as of September 30, 2015. In addition, the Bank experienced a decrease in borrowing costs of 18 basis points. For the three months ended September 30, 2015, net interest income totaled $9.9 million, and net interest margin and net interest spread were 4.04% and 3.89%, respectively. For the three months ended September 30, 2014 net interest income totaled $5.8 million and net interest margin and net interest spread were 3.48% and 3.28%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased 66 basis points from 4.79% as of September 30, 2014 to 5.45% as of September 30, 2015. In addition, the Bank experienced a decrease in borrowing costs of 19 basis points. While Business First experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was partially offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields for both the nine months and the three months ended September 30, 2015. In addition, the amortization of the market value adjustment for the AGFC FHLB advances for the nine months and three months ended September 30, 2015 served to lower Business First’s borrowing costs compared to the prior year periods. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, Business First anticipates continued pressure on its net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the nine and three months ended September 30, 2015 and 2014, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$708,238	$25,448	4.79%	$533,326	$19,300	4.83%
Securities available for sale	167,062	2,348	1.87%	97,093	1,266	1.74%
Interest-bearing deposits in other banks	63,637	150	0.31%	30,259	52	0.23%

Total interest-earning assets	938,937	27,946	3.97%	660,678	20,618	4.16%
Allowance for loan losses	(7,122)			(6,178)
Noninterest-earning assets	86,572			38,689

Total assets	$1,018,387	$27,946		$693,189	$20,618

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$650,516	$2,875	0.59%	$484,761	$2,763	0.76%
Advances from FHLB	52,948	417	1.05%	15,000	230	2.04%
Other borrowings	3,481	10	0.38%	228	2	1.17%

Total interest-bearing liabilities	706,945	3,302	0.62%	499,989	2,995	0.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	194,725			116,980
Other liabilities	6,720			3,611

Total noninterest-bearing liabilities	201,445			120,591
Stockholders’ equity	109,997			72,609

Total liabilities and stockholders’ equity	$1,018,387			$693,189

Net interest rate spread(1)			3.35%			3.36%
Net interest income		$24,644			$17,623

Net interest margin(2)			3.50%			3.56%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$738,975	$10,068	5.45%	$536,506	$6,422	4.79%
Securities available for sale	212,002	937	1.77%	76,939	395	2.05%
Interest-bearing deposits in other banks	30,077	46	0.61%	55,807	21	0.15%

Total interest-earning assets	981,054	11,051	4.51%	669,252	6,838	4.09%
Allowance for loan losses	(7,717)			(6,390)
Noninterest-earning assets	99,401			39,825

Total assets	$1,072,738	$11,051		$702,687	$6,838

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$668,036	$972	0.58%	$485,196	$934	0.77%
Advances from FHLB	60,752	157	1.03%	15,000	79	2.11%
Other borrowings	3,491	6	0.69%	—	—	0.00%

Total interest-bearing liabilities	732,279	1,135	0.62%	500,196	1,013	0.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,043			124,249
Other liabilities	8,856			3,950

Total noninterest-bearing liabilities	229,899			128,199
Stockholders’ equity	110,560			74,292

Total liabilities and stockholders’ equity	$1,072,738			$702,687

Net interest rate spread(1)			3.89%			3.28%
Net interest income		$9,916			$5,825

Net interest margin(2)			4.04%			3.48%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Nine Months Ended September 30, 2015 compared to the Nine Months ended September 30, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$6,285	$(137)	$6,148
Securities available for sale	983	99	1,082
Interest-earning deposits in other banks	79	19	98

Total increase (decrease) in interest income	$7,347	$(19)	$7,328

Interest-bearing liabilities:
Interest-bearing deposits	$733	$(621)	$112
Advances from FHLB	299	(112)	187
Other borrowings	9	(1)	8

Total increase (decrease) in interest expense	1,041	(734)	307

Increase (decrease) in net interest income	$6,306	$715	$7,021

	For the Three Months Ended September 30, 2015 compared to the Three Months ended September 30, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$2,758	$888	$3,646
Securities available for sale	597	(55)	542
Interest-earning deposits in other banks	(39)	64	25

Total increase (decrease) in interest income	$3,316	$897	$4,213

Interest-bearing liabilities:
Interest-bearing deposits	$266	$(228)	$38
Advances from FHLB	118	(40)	78
Other borrowings	6	—	6

Total increase (decrease) in interest expense	390	(268)	122

Increase (decrease) in net interest income	$2,926	$1,165	$4,091

Provision for Loan Losses

Business First’s provision for loan losses is a charge to income in order to bring its allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by Business First’s management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $450,000 for the nine months ended September 30, 2015 and $700,000 for the same period in 2014. For the three months ended September 30, 2015 and 2014, the provision for loan losses was $150,000 and $400,000, respectively.

Noninterest Income

Business First’s primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of securities and other real estate owned, and income from bank-owned life insurance.

The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,056	$429	$627
Gain (Loss) on sales of other real estate owned	54	262	(208)
Bank-owned life insurance income	484	428	56
Gain on sales of investment securities	2	6	(4)
Other	618	234	384

Total noninterest income	$2,214	$1,359	$855

	For the Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$467	$137	$330
Gain (Loss) on sales of other real estate owned	35	262	(227)
Bank-owned life insurance income	174	146	28
Gain on sales of investment securities	2	—	2
Other	126	90	36

Total noninterest income	$804	$635	$169

Noninterest income for the nine months ended September 30, 2015 increased $855,000 or 62.9% to $2.2 million compared to noninterest income of $1.4 million for the same period in 2014. For the three months ended September 30, 2015, noninterest income increased $169,000 or 26.6% to 804,000 compared to $635,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. Business First earns fees from its customers for deposit-related services, and these fees constitute a significant and predictable component of its noninterest income. Service charges on deposit accounts were $1.1 million for the nine months ended September 30, 2015, an increase of $627,000 over the same period in 2014. For the three months ended September 30, 2015, service charges on deposit accounts were $467,000, an increase of $330,000 over the same period in 2014. The increases were primarily due to an increase in the number of deposit accounts as a result of the merger with AGFC.

Gain (Loss) on sales of other real estate owned. Gain (Loss) on sales of other real estate owned was $54,000 and $262,000 for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, the gain was $35,000 and $262,000, respectively. There was minimal activity during both time periods.

Bank-owned life insurance income. Business First invests in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of its key employees. Business First records income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $484,000 for the nine months ended September 30, 2015 as compared to $428,000 for the same time period in 2014, an increase of $56,000. Income for the three months ended September 30, 2015 was $174,000 compared to $146,000 for the same time period in 2014, an increase of $28,000. The increases were primarily due to the merger with AGFC.

Gain on Sale of Investment Securities. The gain on sale of investment securities was $2,000 and $6,000 for the nine months ended September 30, 2015 and 2014, respectively. The gain on sale of investments was $2,000 and zero dollars for the three months ended September 30, 2015 and 2014. There was minimal trading activity for both time periods.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, ATM fees, and debit card fees. Other income increased $384,000 or 164.1% for the nine months ended September 30, 2015, compared to the same period in 2014. For the three months ended September 30, 2015, other income increased $36,000. The increases were primarily due to the merger with AGFC and rental income associated with other real estate.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating Business First’s facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$11,767	$8,337	$3,430
Non-staff expenses:
Occupancy of bank premises	1,497	1,005	492
Depreciation and amortization	985	609	376
Data processing	773	524	249
FDIC assessment fees	535	276	259
Legal and other professional fees	1,524	554	970
Advertising and promotions	511	360	151
Utilities and communications	367	232	135
Other real estate owned expenses and write-downs	103	40	63
Other	4,058	2,034	2,024

Total noninterest expense	$22,120	$13,971	$8,149

	For the Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$4,593	$2,833	$1,760
Non-staff expenses:
Occupancy of bank premises	524	372	152
Depreciation and amortization	441	205	236
Data processing	322	169	153
FDIC assessment fees	232	51	181
Legal and other professional fees	384	168	216
Advertising and promotions	281	138	143
Utilities and communications	149	75	74
Other real estate owned expenses and write-downs	37	13	24
Other	2,291	649	1,642

Total noninterest expense	$9,254	$4,673	$4,581

Noninterest expense for the nine months ended September 30, 2015 increased $8.1 million or 58.3% to $22.1 million compared to noninterest expense of $14.0 million for the same period in 2014. For the three months ended September 30, 2015, noninterest expense increased $4.6 million or 98.0% to $9.3 million, compared to $4.7 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.8 million for the nine months ended September 30, 2015, an increase of $3.4 million or 41.1% compared to the same period in 2014. For the three months ended September 30, 2015, salaries and employee benefits were $4.6 million, an increase of $1.8 million or 62.1%, compared to the same period in 2014. The increase was primarily attributable to additional hires for new positions, the Banks’s merit increase cycle and the merger with AGFC. As of September 30, 2015, Business First had 188 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $364,000 and $374,000 for the nine months ended September 30, 2015 and 2014, respectively, and $121,000 and $125,000 for the three months ended September 30, 2015 and 2014, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $1.5 million for the nine months ended September 30, 2015 and $1.0 million for the same period in 2014. For the three months ended September 30, 2015 and 2014, occupancy of bank premises expenses were $524,000 and $372,000, respectively. The increases of $492,000 and $152,000 for the nine months and three months ended September 30, 2015, respectively, can primarily be attributed to the addition of 10 banking centers in conjunction with the merger with AGFC.

Depreciation and amortization. Depreciation and amortization costs were $985,000 and $609,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, respectively, depreciation and amortization costs were $441,000 and $205,000. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $847,000 and $609,000 for the nine months ended September 30, 2015 and 2014, respectively, and $303,000 and $205,000 for the three months ended September 30, 2015 and 2014, respectively. The amortization of intangible assets was $138,000 for both the nine months and three months ended September 30, 2015. There was no amortization of intangible assets in either period for 2014.

Data processing. Data processing expenses were $773,000 for the nine months ended September 30, 2015 and $524,000 for the same period in 2014. For the three months ended September 30, 2015 and 2014, data processing expenses were $322,000 and $169,000. The increases of $249,000 for the nine months ended September 30, 2015 and $153,000 for the three months ended September 30, 2015, were attributable to the merger with AGFC.

FDIC assessment fees. FDIC assessment fees were $535,000 and $276,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, the FDIC assessment fees were $232,000 and $51,000, respectively. The increase of $259,000 or 93.8% for the nine months ended September 30, 2015 and increase of $181,000 or 354.9% for the three months ended September 30, 2015, is primarily due to the merger with AGFC.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.5 million and $554,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, these fees were $384,000 and $168,000, respectively. The increases of $970,000 for the nine months ended September, 30, 2015 and $216,000 for the three months ended September 30, 2015, can be attributed to Business First’s merger with AGFC and ongoing reporting obligations in connection with the registration of our common stock.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $103,000 and $40,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, other real estate expenses were $37,000 and $13,000, respectively. There was very little new activity during both time periods. The increases of $63,000 for the nine months ended September 30, 2015 and $24,000 for the three months ended September 30, 2015 was due primarily due to expenses associated with one existing property as well as expenses incurred relating to the properties acquired in the merger with AGFC.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), insurance, security expenses, as well as nonrecurring post-merger and conversion related costs. Other noninterest expense increased $2.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. For the three months ended September 30, 2015, other noninterest expenses increased $1.6 million compared to the same period in 2014. The increases in both periods were primarily due to the merger with AGFC, with post-merger and conversion related costs totaling $883,000 for both the nine months and three months ended September 30, 2015.

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

For the nine months ended September 30, 2015, income tax expense totaled $1.2 million, an increase of $84,000 or 7.6% compared to $1.1 million for the same period in 2014. For the three months ended September 30, 2015, income tax expense totaled

$377,000, an increase of $20,000 compared to the same period in 2014. For both periods presented, the increase in income tax expense can be attributed primarily to increases in taxable income associated with the merger with AGFC. Business First’s effective tax rates for the nine months ended September 30, 2015 and 2014 were 27.8% and 25.7%, respectively. For the three months ended September 30, 2015 and 2014, the effective tax rates were 28.6% and 25.7%, respectively. Business First’s effective tax rates for both periods were affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Business First’s assets increased $382.3 million or 55.9% from $684.5 million as of December 31, 2014 to $1.1 billion as of September 30, 2015. Business First’s asset growth was primarily driven by the merger with AGFC and loan growth.

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

As of September 30, 2015, total loans were $745.3 million, an increase of $187.0 million compared to $558.4 million as of December 31, 2014. These increases were primarily due to the merger with AGFC and Business First’s continued loan penetration in its primary market area. There were no loans held for sale as of September 30, 2015.

Total loans as a percentage of deposits were 86.2% and 95.1% as of September 30, 2015 and December 31, 2014 respectively. Total loans as a percentage of assets were 69.9% and 81.6% as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the loan portfolio of Business First by type of loan as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$193,226	25.9%	$185,291	33.2%
Real estate:
Construction and land	105,387	14.1%	61,062	10.9%
Farmland	9,963	1.3%	16,097	2.9%
1-4 family residential	96,267	12.9%	41,552	7.4%
Multi-family residential	18,597	2.5%	11,369	2.0%
Nonfarm nonresidential	295,268	39.7%	215,797	38.7%
Consumer	26,633	3.6%	27,218	4.9%

Total loans held for investment	$745,341	100%	$558,386	100%

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

Commercial loans increased $7.9 million or 4.3% to $193.2 million as of September 30, 2015 from $185.3 million as of December 31, 2014. The increase in lending activity was due to loans acquired in the merger with AGFC and the efforts of Business First’s bankers who leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $44.3 million or 72.6% to $105.4 million as of September 30, 2015 from $61.1 million as of December 31, 2014. The increase was attributable to loans acquired in the merger with AGFC and the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Business First’s 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Business First’s 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $54.7 million or 131.7% to $96.3 million as of September 30, 2015 from $41.6 million as of December 31, 2014. This increase resulted from loans acquired in the merger with AGFC as well as both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans increased $79.5 million or 36.8% to $295.3 million as of September 30, 2015 from $215.8 million as of December 31, 2014. The increase was primarily driven by opportunities from existing customers to fund well supported loans as well as the merger with AGFC.

Other loan categories. Other categories of loans included in Business First’s loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, and consumer loans. None of these categories of loans represents a significant portion of Business First’s total loan portfolio.

The contractual maturity ranges of loans in Business First’s loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$75,936	$86,521	$30,769	$193,226
Real estate:
Construction and land	55,860	37,879	11,648	105,387
Farmland	2,503	6,593	867	9,963
1-4 family residential	10,584	43,715	41,968	96,267
Multi-family residential	164	12,741	5,692	18,597
Nonfarm nonresidential	41,800	123,118	130,350	295,268
Consumer	12,437	11,658	2,538	26,633

Total loans	$199,284	$322,225	$223,832	$745,341

Amounts with fixed rates	$94,957	$204,827	$123,486	$423,270
Amounts with floating rates	$104,327	$117,398	$100,346	$322,071

	As of December 31, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$69,025	$77,459	$38,807	$185,291
Real estate:
Construction and land	32,493	21,203	7,366	61,062
Farmland	6,733	2,719	6,645	16,097
1-4 family residential	4,780	32,103	4,669	41,552
Multi-family residential	1,338	7,304	2,727	11,369
Nonfarm nonresidential	43,420	104,275	68,102	215,797
Consumer	11,747	13,537	1,934	27,218

Total loans	$169,536	$258,600	$130,250	$558,386

Amounts with fixed rates	$75,376	$166,007	$102,878	$344,261
Amounts with floating rates	$94,160	$92,593	$27,372	$214,125

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

Business First believes its conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. Business First had $11.5 million and $6.1 million in nonperforming assets as of September 30, 2015 and December 31, 2014, respectively. Business First had $7.7 million in nonperforming loans as of September 30, 2015 compared to $3.0 million as of December 31, 2014. The increase in nonperforming assets and nonperforming loans from December 31, 2014 to September 30, 2015 is directly attributable to loans acquired in the merger with AGFC.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of September 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans	$7,694	$3,028
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	7,694	3,028

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	2,330	2,057
Residential real estate	1,487	971

Total other real estate owned	3,817	3,028

Total nonperforming assets	$11,511	$6,056

Restructured loans-nonaccrual	$840	$1,106
Restructured loans-accruing	8,538	8,781
Ratio of nonperforming loans to total loans	1.03%	0.54%
Ratio of nonperforming assets to total assets	1.08%	0.88%

	As of September 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$2,017	$1,611
1-4 family residential	2,614	152
Multi-family residential	—	—
Nonfarm nonresidential	1,396	1,219
Commercial	1,667	46
Consumer	—	—

Total	$7,694	$3,028

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

The following table summarizes Business First’s internal ratings of its loans as of the dates indicated.

	As of September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$97,573	$3,445	$1,508	$2,861	$105,387
Farmland	9,963	—	—	—	9,963
1-4 family residential	88,189	1,890	3,489	2,699	96,267
Multi-family residential	17,278	945	374	—	18,597
Nonfarm nonresidential	263,292	12,437	18,008	1,531	295,268
Commercial	171,808	7,462	12,289	1,667	193,226
Consumer	26,220	381	32	—	26,633

Total	$674,323	$26,560	$35,700	$8,758	$745,341

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

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

As of September 30, 2015, the allowance for loan losses totaled $7.2 million or 0.96% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.6 million or 1.19% of total loans. The decline in the allowance for loan losses as a percent of total loans is primarily as a result of the merger with AGFC. Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine months Ended September 30, 2015 (Dollars in thousands) (Unaudited)	As of December 31, 2014 (Dollars in thousands)
Average loans outstanding(1)	$708,238	$535,725

Gross loans outstanding at end of period(1)	$745,341	$558,386

Allowance for loan losses at beginning of period	6,632	6,043
Provision for loan losses	450	700
Charge-offs:
Real estate:
Construction, land and farmland	—	—
Residential	135	174
Nonfarm non-residential	44	—
Commercial	60	10
Consumer	—	—

Total charge-offs	239	184
Recoveries:
Real estate:
Construction, land and farmland	34	—
Residential	67	29
Nonfarm non-residential	12	—
Commercial	129	16
Consumer	86	28

Total recoveries	328	73

Net charge-offs (recoveries)	(89)	111

Allowance for loan losses at end of period	$7,171	$6,632

Ratio of allowance to end of period loans	0.96%	1.19%
Ratio of net charge-offs (recoveries) to average loans	(0.01%)	0.02%

(1)	Excluding loans held for sale.

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

	As of September 30, 2015		As of December 31, 2014
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$618	8.6%	$525	7.9%
Farmland	24	0.3%	19	0.3%
1-4 family residential	797	11.1%	775	11.7%
Multi-family residential	47	0.7%	35	0.5%
Nonfarm nonresidential	1,231	17.2%	1,140	17.2%

Total real estate	2,717	37.9%	2,494	37.6%
Commercial	4,028	56.2%	3,813	57.5%
Consumer	426	5.9%	325	4.9%

Total allowance for loan losses	$7,171	100%	$6,632	100%

Securities

Business First uses its securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2015, the carrying amount of investment securities totaled $214.0 million, an increase of $139.5 million or 187.3% compared to $74.5 million as of December 31, 2014. Securities represented 20.1%, and 10.9% of total assets as of September 30, 2015 and December 31, 2014, respectively. The increase in securities from December 31, 2014 to September 30, 2015 is directly attributable to securities acquired in the merger with AGFC.

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

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$14,169	$49	$13	$14,205
Corporate bonds	11,184	15	53	11,146
Municipal securities	64,945	549	242	65,252
Mortgage-backed securities	123,368	127	703	122,792
Other securities	1,031	—	409	622

Total	$214,697	$740	$1,420	$214,017

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,260	$31	$149	$9,142
Corporate bonds	—	—	—	—
Municipal securities	30,324	562	226	30,660
Mortgage-backed securities	34,591	51	616	34,026
Other securities	1,302	—	627	675

Total	$75,477	$644	$1,618	$74,503

All of Business First’s mortgage-backed securities are agency securities. Business First does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in its investment portfolio. As of September 30, 2015, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$7,383	1.60%	$4,830	2.51%	$1,992	1.50%	$14,205	1.90%
Corporate bonds	—	—%	6,616	1.67%	4,530	1.40%	—	—%	11,146	1.56%
Municipal securities	2,514	0.97%	21,289	1.80%	21,373	2.20%	20,076	2.38%	65,252	2.08%
Mortgage-backed securities	6	(3.88)%	2,536	1.33%	31,433	1.51%	88,817	1.61%	122,792	1.58%
Other securities	—	—%	—	—%	—	—%	622	1.65%	622	1.65%

Total	$2,520	0.96%	$37,824	1.71%	$62,166	1.82%	$111,507	1.75%	$214,017	1.75%

	As of December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$7,179	2.12%	$1,963	1.49%	$9,142	1.99%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Municipal securities	262	1.29%	9,236	2.00%	9,556	2.25%	11,606	2.71%	30,660	2.35%
Mortgage-backed securities	—	—%	—	—%	4,515	1.05%	29,511	1.72%	34,026	1.64%
Other securities	—	—%	—	—%	—	—%	675	1.53%	675	1.53%

Total	$262	1.29%	$9,236	2.00%	$21,250	1.95%	$43,755	1.97%	$74,503	1.96%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of Business First’s investment portfolio was 5.39 years with an estimated effective duration of 51.17 months as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, Business First did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

Business First offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. Business First relies primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2015 were $864.3 million, an increase of $277.0 million compared to $587.3 million as of December 31, 2014. Deposit growth was primarily due to merger with AFGC and Business First’s continued deposit penetration in its primary market area.

Noninterest-bearing deposits as of September 30, 2015 were $204.4 million compared to $109.0 million as of December 31, 2014, an increase of $95.5 million or 87.6%.

Average deposits for the nine months ended September 30, 2015 were $845.2 million, an increase of $240.6 million or 39.8% over the full year average for the year ended December 31, 2014 of $604.6 million primarily due to the merger with AGFC. The average rate paid on total interest-bearing deposits decreased over this period from 0.75% for the year ended December 31, 2014 to 0.59% for the nine months ended September 30, 2015. The decrease in average rates was driven primarily by strategic reductions in limited access money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.60% for the year ended December 31, 2014 to 0.45% for the nine months ended September 30, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine months Ended September 30, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$31,019	0.24%	$8,641	0.58%
NOW accounts	111,327	0.18%	60,991	0.24%
Limited access money market accounts and savings	213,699	0.39%	173,335	0.42%
Certificates and other time deposits > $100k	204,019	0.85%	194,456	0.99%
Certificates and other time deposits < $100k	90,452	1.10%	48,294	1.63%

Total interest-bearing deposits	650,516	0.59%	485,717	0.75%

Noninterest-bearing demand accounts	194,725	—%	118,883	—%

Total deposits	$845,241	0.45%	$604,600	0.60%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2015 and the year ended December 31, 2014 was 23.0% and 19.7%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of September 30, 2015 (Unaudited)	As of December 31, 2014
	(Dollars in thousands)
1 year or less	$132,646	$123,299
More than 1 year but less than 3 years	35,114	24,255
3 years or more but less than 5 years	11,542	15,453
5 years or more	6,271	3,764

Total	$185,573	$166,771

Borrowings

Business First utilizes short-term and long-term borrowings to supplement deposits to fund its lending and investment activities. In addition, Business First uses short-term borrowings to repurchased treasury stock and for general corporate purposes. Each of these relationships are discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows Business First to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2015 and December 31, 2014, total borrowing capacity of $280.9 million and $211.0 million, respectively, was available under this arrangement and $79.7 million and $15 million, respectively, was outstanding with a weighted average stated interest rate of 1.73% as of September 30, 2015 and 1.90% as of December 31, 2014. Business First’s current FHLB advances mature within five years. Business First utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its portfolio.

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

FHLB Advances
(Dollars in Thousands)
September 30, 2015
Amount outstanding at quarter-end	$79,658
Weighted average stated interest rate at quarter-end	1.73%
Maximum month-end balance during the quarter	$79,658
Average balance outstanding during the quarter	$60,752
Weighted average interest rate during the quarter	1.03%

December 31, 2014
Amount outstanding at year-end	$15,000
Weighted average stated interest rate at year-end	1.90%
Maximum month-end balance during the year	$15,000
Average balance outstanding during the year	$15,112
Weighted average interest rate during the year	1.90%

First Tennessee Bank National Association (FTN) advances. FTN allows Business First to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, is unsecured, but Business First has agreed that it will not pledge any of the capital stock of its wholly-owned subsidiary, Business First Bank, to secure any other obligation. As of September 30, 2015, there was no borrowing capacity available under the line, and $3.0 million was outstanding at a variable rate of 3-month LIBOR plus 2.5%. The rate was 2.83% at September 30, 2015, and adjusts quarterly beginning October 1, 2015. The FTN line matures in one year and was established for the sole purpose of repurchasing shares of Business First common stock from certain of its shareholders and for general corporate purposes. There was not a similar lending relationship in place as of December 31, 2014.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
September 30, 2015
Amount outstanding at quarter-end	$3,000
Weighted average interest rate at quarter-end	2.83%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$913
Weighted average interest rate during the quarter	2.83%

Correspondent Bank Federal Funds Purchased Relationships

Business First Bank maintains Federal Funds Purchased Relationships with the following financial institutions and limits as of September 30, 2015:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$26,700
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
September 30, 2015
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$6,493
Average balance outstanding during the quarter	$1,324
Weighted average interest rate during the quarter	1.47%

December 31, 2014
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$—
Weighted average interest rate during the year	—%

Liquidity and Capital Resources

Liquidity

Liquidity involves Business First’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2015 and the year ended December 31, 2014, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, Business First does not generally rely on these external funding sources. As of September 30, 2015 and December 31, 2014, Business First maintained 5 lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $83.7 million as of September 30, 2015 and $84.7 million as of December 31, 2014. There were no funds under these lines of credit outstanding as of September 30, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of Business First’s funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.0 billion for the nine months ended September 30, 2015 and $696.9 million for the year ended December 31, 2014.

	For the Nine Months Ended September 30, 2015	For the Years Ended December 31, 2014
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.1%	17.1%
Interest-bearing	63.9%	69.7%
Advances from FHLB	5.2%	2.1%
Other borrowings	0.3%	0.0%
Other liabilities	0.7%	0.5%
Stockholders’ equity	10.8%	10.6%

Total	100%	100%

Uses of Funds:
Loans	68.9%	76.0%
Securities available for sale	16.4%	11.6%
Interest-bearing deposits in other banks	6.2%	6.7%
Other noninterest-earning assets	8.5%	5.7%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	23.0%	19.7%
Average loans to average deposits	83.0%	88.6%

Business First’s primary source of funds is deposits, and its primary use of funds is loans. Business First does not expect a change in the primary source or use of its funds in the foreseeable future. Business First’s average loans increased 32.8% for the nine months ended September 30, 2015 compared to the same period in 2014. Business First predominantly invests excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Business First’s securities portfolio had a weighted average life of 5.39 years and an effective duration of 51.17 months as of September 30, 2015 and a weighted average life of 7.21 years and an effective duration of 56.06 months as of December 31, 2014.

As of September 30, 2015, Business First had outstanding $183.7 million in commitments to extend credit and $7.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, Business First had outstanding $134.4 million in commitments to extend credit and $8.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2015 and December 31, 2014, Business First had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2015, Business First had cash and cash equivalents of $46.0 million compared to $26.0 million as of December 31, 2014.

Capital Resources

Total stockholders’ equity increased to $112.1 million as of September 30, 2015, compared to $78.8 million as of December 31, 2014, an increase of $33.3 million or 42.2%. This increase was primarily the result of the merger with AGFC and $3.1 million in net income. To date, Business First has not declared or paid dividends on its common stock.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. Business First is subject to regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2015 and December 31, 2014, Business First and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As Business First employs its capital and continues to grow its operations, its regulatory capital levels may decrease depending on its level of earnings. However, Business First expects to monitor and control its growth in order to remain in compliance with all regulatory capital standards applicable to it.

The following table presents the actual capital amounts and regulatory capital ratios for Business First and Business First Bank as of the dates indicated.

	As of September 30, 2015		As of December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$113,991	11.97%	$86,437	13.36%
Tier 1 capital (to risk weighted assets)	106,820	11.22%	79,805	12.33%
Common Equity Tier 1 capital (to risk weighted assets)	106,820	11.22%	N/A	N/A
Tier 1 capital (to average assets)	106,820	10.00%	79,805	11.24%

Business First Bank
Total capital (to risk weighted assets)	$114,506	12.04%	$83,637	12.96%
Tier 1 capital (to risk weighted assets)	107,335	11.29%	77,005	11.94%
Common Equity Tier 1 capital (to risk weighted assets)	107,335	11.29%	N/A	N/A
Tier 1 capital (to average assets)	107,335	10.06%	77,005	10.87%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2015 and December 31, 2014 (other than deposit obligations), which consist of future cash payments associated with Business First’s contractual obligations pursuant to its FHLB advances, FTN revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $79.7 million and $15.0 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.73% and maturities ranging from 2015 through 2018. The advances under the FTN revolving line of credit totaled $3.0 million at September 30, 2015. These advances were unsecured bearing interest at a variable rate of 2.83% at September 30, 2015 and maturing in 2016.

	As of September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,312	$1,161	$2,017	$5,641	$10,131
Time deposits	190,412	54,153	24,594	8,616	277,775
Advances from FHLB	30,731	731	48,196	—	79,658
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,349	—	—	—	2,349
Standby and commercial letters of credit	6,543	748	347	—	7,638
Commitments to extend credit	80,750	55,011	29,029	18,924	183,714

Total	$315,097	$111,804	$104,183	$33,181	$564,265

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,121	$983	$1,669	$559	$4,332
Time deposits	165,669	33,756	19,917	4,760	224,102
Advances from FHLB	—	—	15,000	—	15,000
Other borrowings	—	—	—	—	—
Standby and commercial letters of credit	7,731	455	—	—	8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$244,024	$75,648	$47,003	$19,310	$385,985

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

Business First’s commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$6,543	$748	$347	$—	$7,638
Commitments to extend credit	80,750	55,011	29,029	18,924	183,714

Total	$87,293	$55,759	$29,376	$18,924	$191,352

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,731	$455	$—	$—	$8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$77,234	$40,909	$10,417	$13,991	$142,551

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

Business First uses interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.10%	(12.42%)	7.33%	(12.35%)
+200	6.10%	(6.58%)	7.80%	(7.71%)
+100	2.80%	(3.02%)	3.76%	(3.73%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(0.80%)	2.10%	0.76%	2.46%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. Business First has found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

Business First believes this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2015	2014	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,105	$77,514	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(3,605)	—	—	—	—
Core deposit and other intangibles	(2,624)	—	—	—	(521)

Total tangible common equity	$105,876	$77,514	$78,845	$71,923	$70,493

Common shares outstanding(1)	7,035,913	5,314,925	5,314,925	5,314,925	5,302,870
Book value per common share	$15.93	$14.58	$14.83	$13.53	$13.39
Tangible book value per common share	$15.05	$14.58	$14.83	$13.53	$13.29

(1)	Excludes the dilutive effect, if any, of 994,740, 962,850, 952,120, 919,350 and 962,910 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2015, September 30, 2014, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

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

Business First believes this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing its tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

		As of December 31,
	As of September 30, 2015	2014	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,105	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(3,605)	—	—	—
Core deposit and other intangibles	(2,624)	—	—	(521)

Total tangible common equity	$105,876	$78,845	$71,923	$70,493

Tangible Assets
Total assets	$1,066,776	$684,502	$684,180	$681,062
Adjustments:
Goodwill	(3,605)	—	—	—
Core deposit and other intangibles	(2,624)	—	—	(521)

Total tangible assets	$1,060,547	$684,502	$684,180	$680,541

Tangible Common Equity to Tangible Assets	10.0%	11.5%	10.5%	10.4%

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

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted, and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to Business First. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in Business First’s historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by Business First’s adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

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

Business First’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Business First purchased equity securities during the three months ended September 30, 2015 as follows:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: July 1 through July 31, 2015	—		—	—	—
Month #2: August 1 through August 31, 2015	—		—	—	—
Month #3: September 1 through September 30, 2015	170,000	(1)	$16.50	—	—

(1)	On September 30, 2015, 170,000 shares were repurchased in a single negotiated transaction from two related shareholders of the Company.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

November 13, 2015	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 13, 2015	/s/ Steven Champney
Steven Champney
Chief Financial Officer