Form 10-K
period 2015-12-31
Business First Bancshares, Inc.
filed 2016-03-21
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established public trading market for the registrant’s common stock. As of March 21, 2016, there were 7,037,413 outstanding shares of the registrant’s common stock, $1.00 par value per share.

NOTE: When we refer in this Report to “we,” “our,” “us,” “Business First” and the “Company,” we are referring to Business First Bancshares, Inc., unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

•	changes in the strength of the United States economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	legislative or regulatory developments, including changes in laws and regulations concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making required to be undertaken by various regulatory agencies under the Dodd-Frank Act;

•	further government intervention in the U.S. financial system;

•	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond our control;

•	and other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

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

PART I

ITEM 1.	Business.

General

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. We were incorporated on July 20, 2006 to serve as a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”) for our wholly-owned subsidiary, Business First Bank. We became the parent company of Business First Bank on April 1, 2007, and we currently own all of the outstanding shares of the capital stock of Business First Bank. As of December 31, 2015, on a consolidated basis, we had total assets of $1.1 billion, total loans of $772.4 million, total deposits of $904.2 million and shareholders’ equity of $112.4 million.

Business First Bank is a Louisiana state non-member bank that was established in February of 2006. Business First Bank serves the state of Louisiana with sixteen banking centers, with offices located in the Louisiana cities of Baton Rouge, Brusly, Covington, Denham Springs, Erwinville, Gonzales, Houma, Lafayette, Lake Charles, Port Allen, Shreveport and Zachary. Business First Bank also has a Loan Production Office in the New Orleans Metro area. Business First is organized into three regions, each of which is led by an experienced Regional Chief Executive Officer. Within each region, Business First Bank has experienced bankers led by a local market president who are all involved in the community and industry. Business First Bank’s principal office is located in Baton Rouge, Louisiana.

Business First Bank offers a full range of banking services, including commercial and consumer banking. As of December 31, 2015, Business First Bank had total assets of $1.1 billion, total loans of $772.4 million, total deposits of $904.6 million and shareholders’ equity of $113.3 million.

Our principal executive office is located at Business First Bank Plaza, 8440 Jefferson Highway, Suite 101, Baton Rouge, Louisiana 70809. Our telephone number is (225) 248-7600 and our website address is www.b1bank.com.

Our Business Strategy

Our mission is to be the financial institution of choice for Louisiana enterprises and their owners and employees. To achieve this mission, we concentrate our resources on two fronts: convenience-enhancing technology and products and recruitment, retention and empowerment of world class employees. We believe a bank should be measured by the value it adds to its customer’s business processes.

The focus of our strategy has been, and continues to be, the establishment and enhancement of an attractive commercial banking franchise by maximizing long-term shareholder value through growth in our loans, investments, deposits and net income in a manner consistent with safe, sound and prudent banking practices while providing personalized customer service consistent with the needs of small- and mid-sized businesses, their owners and employees. To accomplish this goal, we utilize the following business strategy:

•	Offering competitive products and services at fair prices to expand loan and deposit market share and increase interest and non-interest income;

•	Providing high quality personal service delivered by skilled and experienced professionals who have a long-term commitment to the communities in which we conduct business;

•	Enhancing the banking options available to customers by offering a wide array of financial products with the latest technology; and

•	Maintaining asset quality and control operating expense.

We focus on providing private banking services primarily to small businesses and professionals. Rather than attempt to compete for customers with larger financial institutions on a transaction-by-transaction basis, we work to build robust, lasting partnerships with our customers.

By locating in seven metropolitan areas and decentralizing as much decision-making authority as sound banking practices will permit, we endeavor to capture both the stability of geographic diversification within Louisiana and the loyalties of a customer base that only a locally-owned community bank can provide. Each market we serve has a local president and our director’s loan committee is comprised of community leaders who have a stake in the institution. We believe that one of our greatest competitive advantages is the depth of our statewide network of entrepreneurial directors.

Consistent with our focus on service, we have invested heavily in people and technology, not just brick and mortar infrastructure. We operate with a limited number of more experienced personnel, while also limiting the number of our offices, providing universal ATM and internet account access, digital deposits, and personalized, flexible, name-recognizing service.

We also endeavor to serve our constituent communities in unique ways—hosting non-profit board meetings, for example, or encouraging our employees to participate in financially-centered volunteer efforts, whether that be serving as board members themselves or participating in school-based educational activities. Through these activities, we strive to foster relationships with community leaders and a reputation of positive involvement in our communities.

Expansion

With the exception of our March 31, 2015 acquisition of American Gateway Financial Corporation (“AGFC”) and its subsidiary, American Gateway Bank, we have historically grown organically by targeting markets in Louisiana that we believe provide attractive banking opportunities. Within these markets, we engage a local advisory board and hire local management. The purpose of these advisors and management is to build our banking franchise within their respective markets. We believe this structure provides many of the benefits of smaller, locally-owned banks while permitting us to serve multiple markets.

While we continue to prioritize organic growth, we also seek to capitalize upon other opportunities as they arise. In particular, we will consider opportunities such as the 2015 acquisition of AGFC, which has enhanced our core deposits and provided cost savings through economies of scale. Other than some preliminary plans regarding possible expansion into the New Orleans, Louisiana market, we do not have any immediate plans for other acquisitions or expansion into new markets. We will, however, continue to evaluate growth opportunities and may add other markets to our geographic footprint as opportunities arise.

Products and Services

We are a full-service financial services company with a focus on small- to mid-sized businesses, their officers and employees. We satisfy our commercial and retail customers’ banking needs with an encompassing range of financial services.

Business First Bank is an independent financial institution that is engaged in substantially all of the business operations customarily conducted by financial institutions in Louisiana. It offers, among other products, checking, savings and money market accounts, certificates of deposit, commercial and consumer loans, mortgage loans, real estate loans, and other installment and term loans. In addition, Business First Bank offers its customers wealth management products, drive-through banking facilities, automated teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, traveler’s checks, cash management, vault services, loan and deposit sweep accounts, and lock box services.

Subsidiaries

We have three wholly-owned subsidiaries. Business First Bank is a direct, wholly-owned subsidiary of Business First. Business First Insurance LLC and American Gateway Insurance Agency, L.L.C. are wholly-owned subsidiaries of Business First Bank, and are, therefore, indirect wholly-owned subsidiaries of Business First. Business First Insurance LLC and American Gateway Insurance Agency L.L.C. are currently inactive, and do not engage in any material business activities.

Competition

We compete with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans, and other banking-related financial services. There is intense competition in our market areas from other financial institutions as well as other “non-bank” companies that engage in similar activities. Some of our competitors are not subject to the degree of regulatory review and restrictions that apply to us. In addition, we must compete with much larger financial institutions that have greater financial resources than we do, and that compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. We also compete with insurance companies, savings banks, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors, and credit unions. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.

We anticipate that competition from both bank and non-bank entities will continue to grow. Accordingly, we build and implement strategic plans to address competitive factors in the various markets we serve. We have been able to compete effectively with other financial institutions by emphasizing customer service and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of our customers.

Employees

As of December 31, 2015, we had 184 full-time equivalent employees, 75 of whom are officers of Business First Bank. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we consider our relations with employees to be very good.

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations and policies affect our operations and those of our subsidiaries.

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Business First Bank is subject to extensive regulation and examination by the Louisiana Office of Financial Institutions (the “Louisiana OFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. The system of supervision and regulation applicable to us and our subsidiaries establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, Business First Bank’s depositors and the public, rather than our shareholders or creditors. Further, the bank regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business, financial condition and results of operations.

The material statutory and regulatory requirements that are applicable to us and to Business First Bank are summarized below. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Business First Bancshares, Inc.

We are a bank holding company registered under the BHC Act, and we are subject to supervision, regulation and examination by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Business First Bank.

Business First Bank

Business First Bank is a commercial bank chartered under the laws of the State of Louisiana and it is not a member of the Federal Reserve. In addition, its deposits are insured to the maximum extent permitted by law by the FDIC. As such, Business First Bank is subject to extensive regulation and examination by the Louisiana OFI and the FDIC. The federal and state laws and regulations which are applicable to Business First Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve in connection with its economic policy.

Broad Supervision and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements.

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•	enjoin “unsafe or unsound” practices;

•	require affirmative actions to correct any violation or practice;

•	issue administrative orders that can be judicially enforced;

•	direct increases in capital;

•	direct the sale of subsidiaries or other assets;

•	limit dividends and distributions;

•	restrict growth;

•	assess civil monetary penalties;

•	remove officers and directors; and

•	terminate deposit insurance.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to us and to Business First Bank.

•	Source of strength. Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. The Dodd-Frank Act requires all companies, including bank holding companies that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. Under this requirement, in the future we could be required to provide financial assistance to Business First Bank should it experience financial distress.

•	Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as a new, independent regulatory agency. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws governing the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•	Mortgage loan origination rules. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including requirements for lenders to affirmatively determine that their borrowers have the ability to repay their mortgage loans. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to bring civil claims and raise certain defenses to foreclosure if the lender does not make an appropriate ability-to-repay determination. The CFBP’s rules, however, provide a full or partial safe harbor from such liability and defenses for loans that are “qualified mortgages.” The ability-to-repay rule is just one among many of the CFPB’s new rules that will affect origination, disclosure and servicing in connection with consumer mortgages. Many of the CFPB’s new rules governing mortgage loan origination became effective in January of 2014. Additional regulations revising disclosure and timing requirements in connection with mortgage loan origination became effective in October of 2015. Compliance with all of the CFPB’s new mortgage rules will increase our cost of operations.

•	Deposit insurance. The Dodd-Frank Act made permanent the increased $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (“FDI Act”), also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by Business First Bank.

•	Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the JOBS Act allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements, but we will remain subject to many of the other provisions of the Dodd-Frank Act relating to investor protection and corporate governance.

The requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act could negatively impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise have a material adverse effect on our business, financial condition or results of operations. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Failure to comply with the new requirements could have a material adverse effect on our business, financial condition and results of operations.

Regulatory Notice and Approval Requirements Related to Control

Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Business First were to exceed certain thresholds, the investor could be deemed to “control” Business First for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, (1) control of any other bank or bank holding company or all or substantially all the assets thereof or (2) more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Branching

Louisiana law provides that a Louisiana state bank can establish a branch anywhere in Louisiana provided that the branch is approved in advance by the Louisiana OFI. The branch also must be approved by the FDIC. When considering whether to approve the establishment of a branch, the Louisiana OFI and the FDIC consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the branching bank were chartered by such state.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and noncredit transactions (generally referred to as “covered transactions”) between a bank and its nonbank affiliates. Covered transactions with any single affiliate may not exceed 10% of the capital stock and surplus of a bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20% of a bank’s capital stock and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. A bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with covered transactions that are extensions of credit, a bank may be required to hold collateral to provide added security to the bank and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Loans to Insiders

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10.0% shareholder of a bank and certain of their related interests or insiders and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, a bank’s loans-to-one-borrower limit (generally equal to 15.0% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the bank and (2) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of directors’ approval for certain loans and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. Therefore, if an insured depository institution like Business First Bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Dividend Restrictions

We have not historically paid any dividends on our common stock. Although our board of directors has made a preliminary decision to commence payment of regular quarterly dividends beginning in the first quarter of 2016, we are not required to pay dividends. Our shareholders will be entitled to receive dividends out of legally available funds as and when declared by our board of directors, in its sole discretion.

As a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, under Louisiana law, we may not pay a dividend if (i) after giving effect to the dividend, we would not be able to pay our debts as they become due in the usual course of business, (ii) after giving effect to the dividend, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy any preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution, or (iii) the declaration or payment thereof would be contrary to any restrictions contained in our articles of incorporation. Also, as a bank holding company, we are required by the Federal Reserve to serve as a source of financial strength for Business First Bank. The Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of dividends to shareholders unless its net income available has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

We do not engage in separate business activities of a material nature. As a result, our ability to pay dividends depends upon the dividends received from Business First Bank. As a Louisiana state bank, Business First Bank’s ability to pay dividends is restricted by certain laws and regulations. Under the Louisiana Banking Law, Business First Bank may not declare or pay cash or property dividends unless it has unimpaired surplus that equals or exceeds 50% of its outstanding capital stock. Business First Bank’s unimpaired surplus may not be reduced below 50% as a result of the payment of any combination of cash or property dividends, or the purchase or redemption of any shares of its capital stock. In addition, Business First Bank must obtain the prior approval of the Louisiana Banking Commissioner to pay dividends to us if the total of all year-to-date cash or property dividends declared and paid by Business First Bank, when added to any amounts used by Business First Bank to redeem or purchase shares of its capital stock, would exceed the total of its year-to-date net income combined with its net income from the immediately preceding year, after deducting all of the following: (i) amounts paid or accrued for the payments of cash dividends, (ii) the value of all property paid in dividends, and (iii) amounts paid or accrued to redeem or purchase shares of Business First Bank’s capital stock over the calculation period.

In addition to Louisiana law restrictions on Business First Bank’s ability to pay dividends, under FDICIA, Business First Bank may not pay any dividend if the payment of the dividend would cause Business First Bank to become undercapitalized or if Business First Bank is “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring that Business First Bank maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the FDIC, Business First Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that Business First Bank cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings. Under regulatory capital guidelines, Business First Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 4.0%, a Tier 1 capital to risk weighted assets ratio of at least 6.0%, and a total risk based capital to risk weighted assets ratio of at least 8.0%. As of December 31, 2015, Business First Bank had a ratio of Tier 1 capital to adjusted total assets of 10.17%, a ratio of Tier 1 capital to risk weighted assets of 11.41% and a ratio of total risk based capital to risk weighted assets of 12.17%.

The Dodd-Frank Act and Basel III (described below) impose additional restrictions on the ability of banking institutions to pay dividends.

Regulatory Capital Requirements

The Federal Reserve monitors our capital adequacy, on a consolidated basis, and the FDIC and the Louisiana OFI monitor the capital adequacy of Business First Bank. The bank regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework, known as Basel III, as implemented by the federal bank regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to weighted risk categories, and capital is classified in one of the following tiers depending on its characteristic:

Common Equity Tier 1 (“CET1”) Capital. CET1 capital generally includes common equity, surplus and retained earnings less goodwill, most intangible assets and certain other assets. The capital rules require bank holding companies and banks to include Accumulated Other Comprehensive Income (“AOCI”) into CET1 unless the bank and bank holding company use a one-time election to exclude AOCI from its regulatory capital metrics on January 1, 2015. We elected to exclude AOCI from CET1.

Tier 1 (Core) Capital. Tier 1 capital generally includes CET1 and qualifying trust preferred securities at the holding company level, less goodwill, most intangible assets and certain other assets.

Tier 2 (Supplementary) Capital. Tier 2 capital generally includes qualifying subordinated debt and a limited amount of allowances for loan and lease losses.

Bank holding companies and banks are also currently required to comply with minimum leverage requirements, measured based on the ratio of a bank holding company’s or a bank’s, as applicable, Tier 1 capital to adjusted quarterly average total assets (as defined for regulatory purposes). These requirements generally necessitate a minimum Tier 1 leverage ratio of 4% for all bank holding companies and banks. To be considered “well capitalized” under the regulatory framework for prompt corrective action, Business First Bank must maintain minimum Tier 1 leverage ratios of at least 5%. See “—Prompt Corrective Action Framework.”

Basel III and the Capital Rules. In July 2013, the federal bank regulators approved final rules, or the Capital Rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and Business First Bank, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including by replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal bank regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for Business First Bank beginning on January 1, 2015.

Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets and (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The current capital rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or to Business First Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When fully phased-in, the Capital Rules will require us, and Business First Bank, to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) 7.0% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, and (iii) 10.5% total capital to risk-weighted assets.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. However, bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules.

The Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to Business First Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDI Act. See “—Prompt Corrective Action Framework.”

We believe that, as of December 31, 2015, we and Business First Bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or Business First Bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.

Prompt Corrective Action Framework

The FDI Act requires the federal bank regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDI Act establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal bank regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDI Act requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The Capital Rules revised the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

As of December 31, 2015, we and Business First Bank were well capitalized with Tier 1 capital ratios of 11.30% and 11.41%, respectively, total capital ratios of 12.06% and 12.17%, respectively, Tier 1 leverage ratios of 10.08% and 10.17%, respectively, and a CET1 ratio of 11.30% and 11.41%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and Business First Bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal bank regulator. Under the FDI Act, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDI Act to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain nonpersonal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Brokered Deposits

The FDI Act restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (i) a well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC, and (iii) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Examination and Examination Fees

The FDIC periodically examines and evaluates state non-member banks. Based on such an evaluation, Business First Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between Business First Bank’s assessment and that of the FDIC. The Louisiana OFI also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Louisiana OFI may elect to conduct a joint examination. The Louisiana OFI charges fees to recover the costs of examining Louisiana chartered banks. The FDIC assesses fees in the form of deposit insurance premiums (discussed below). The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance Assessments

As an FDIC-insured bank, Business First Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. As an institution with less than $10 billion in assets, Business First Bank’s assessment rates are based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

Under the FDI Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Continued action by the FDIC to replenish the Deposit Insurance Fund as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. Business First Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits or fees to some depositors, depending on market conditions.

Permitted Activities and Investments by Financial Holding Companies

The BHC Act generally prohibits a financial holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Provisions of the Gramm-Leach-Bliley Act expanded the permissible activities of a financial holding company that qualifies as and elects to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are “financial in nature” or incidental or complementary to financial activity. Among other things, to qualify as a financial holding company, all of the subsidiary banks controlled by the financial holding company must be and remain at all times “well-capitalized” and “well-managed.” We are not currently a financial holding company.

Privacy and Security

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. Business First Bank has adopted and disseminated privacy policies pursuant to applicable law. Regulations adopted under federal law set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have also adopted statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act and the PATRIOT Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, customer identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Office of Foreign Asset Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various executive orders by the President of the United States and acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Business First Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, we or Business First Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the federal consumer protection statutes set forth below. Many states and local jurisdictions have consumer protection laws analogous and in addition, to those listed below. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

Federal Laws Applicable to Credit Transactions. The loan operations of Business First Bank are also subject to federal laws and regulations applicable to credit transactions, including, among others, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	the Real Estate Settlement Procedures Act, requiring lenders to give borrowers certain disclosures with respect to the origination and servicing of one-to-four family mortgage loans;

•	Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws and regulations, which continue to be extensively amended and revised.

Federal Laws Applicable to Deposit Operations. Among other laws and regulations, the deposit operations of Business First Bank are subject to the following federal laws and their related regulations:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	the Expedited Funds Availability Act, which standardizes hold periods for deposits and regulates financial institutions’ use of deposit holds;

•	Truth-in-Savings Act, which requires uniform disclosure of terms and conditions regarding interest and fees when giving out information on or opening a new savings account; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws, which continue to be extensively amended and revised.

The Community Reinvestment Act

The Community Reinvestment Act, or the CRA, is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When Business First applies for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and Business First Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The FDIC conducted its most recent CRA exam of Business First Bank in April 2014, and Business First Bank received an “Outstanding” rating.

In addition, federal law requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Federal Home Loan Bank System

Business First Bank is a member of the Dallas FHLB, which is one of the 12 regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral. As a member of the FHLB of Dallas, Business First Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas.

Changes in Laws, Regulations or Policies

Congress and state legislatures may introduce from time to time measures or take actions that would modify the regulation of banks or bank holding companies. In addition, federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. Such changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could adversely affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, financial condition or results of operations.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary policies and the effect of such policies on our business, financial condition or results of operations.

ITEM 1A.	Risk Factors.

In evaluating our business, you should consider carefully the factors described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows. You should also consider the cautionary statement regarding the use of forward-looking statements elsewhere in this Report.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Finally, many of our loans are made to small and midsized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our executive management team and other key employees, and an unexpected loss of their service could have a material adverse effect on our business, financial condition and results of operations.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business given their skills, knowledge of the primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead.

Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have a material adverse effect on our ability to successfully implement our business strategy.

We have grown rapidly since Business First Bank’s inception in 2006. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Failure to build infrastructure sufficient to support rapid growth and suffering loan losses in excess of reserves for such losses, as well as other risks associated with rapidly growing financial institutions, could materially and adversely impact our operations.

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of the uncertainty in the general economy and the government intervention in the credit markets, it may be difficult for us to continue our historical earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected the banking industry and could have a material adverse effect on our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Although economic conditions have improved in recent years, financial institutions continue to be affected by depressed oil prices, volatility in the real estate market in some parts of the country, and uncertain regulatory and interest rate conditions. We retain direct exposure to the oil and gas markets, and also to the residential and commercial real estate market in Louisiana. Consequently, we are affected by related market conditions.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Another national economic recession or deterioration of conditions in our market could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

While economic conditions in Louisiana and the U.S. continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. A continued decline in oil and gas prices or a resumption of declines in real estate values, volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have a material adverse effect on our borrowers and/or their customers, which could have a material adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by equipment or other collateral, the deterioration in value of which could increase our exposure to future probable losses.

As of December 31, 2015, approximately $185.3 million, or approximately 24.0% of our total loans, was comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are often highly leveraged and have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition and results of operations.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2015, $558.0 million, or 72.2% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the state of Louisiana could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Louisiana markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time.

Adverse changes affecting real estate values and the liquidity of real estate in one or more of our banking markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our commercial real estate portfolio exposes us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2015, approximately $445.0 million, or 57.6% of our loan portfolio is secured by commercial real estate. Commercial real estate loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Our business concentration in the State of Louisiana imposes risks and may magnify the consequences of any regional or local economic downturn affecting Louisiana, including any downturn in the real estate sector.

We conduct our operations exclusively in the State of Louisiana. As of December 31, 2015, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Louisiana and the substantial majority of our secured loans were secured by collateral located in the State of Louisiana. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Louisiana are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate and energy sectors in Louisiana, could have a material adverse impact on our business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans. Any regional or local economic downturn that affects Louisiana, our existing or prospective borrowers or property values in our market area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

Our portfolio contains many large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2015, our average loan size was approximately $329 thousand. Further, as of December 31, 2015, our 20 largest borrowing relationships ranged from approximately $8.5 million to $22.0 million (including unfunded commitments) and averaged approximately $11.7 million in total commitments and $8.0 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under applicable Louisiana law, we may lend up to 20% of our capital stock and surplus to any one borrower on an unsecured basis and up to 50% of our capital stock and surplus on a secured basis, when aggregated with all unsecured loans to such borrower. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our operations. We rely upon our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds for us consist of cash flows from operations, and maturities and sales of investment securities. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Dallas (“FHLB”). We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the economy in our primary market area or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty fully integrating the operations of AGFC with our business, or such integration may be more difficult, costly or time-consuming than we had expected.

Prior to our 2015 acquisition of AGFC, we and AGFC operated independently. The integration process is ongoing, and it is possible that the business combination could ultimately result in the loss of key employees or disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the expected benefits of the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to take their deposits out of our Bank. The continued success of our combined company will depend in large part on our ability to continue to integrate the two businesses, business models and cultures. If we are not able to fully integrate our operations or if we are unable to do so in a timely manner, the expected benefits of the merger may not be realized.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance, which could have a material adverse effect on our business, financial condition and results of operations.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Business First Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or downsize our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and upon our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions, which could have a material adverse effect on our business, financial condition and results of operations.

Interest rate shifts could reduce net interest income and otherwise have a material adverse effect on our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2015, 55.0% of our earning assets and 56.2% of our interest-bearing liabilities are variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2015, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than us. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	our scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service;

•	our ability to expand our market position;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes relationship banking. We have benefitted from strong relationships with and among our customers. As a result, we consider our reputation to be one of the most valuable components of our business.

Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through involvement in our primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2015, the fair value of our investment securities portfolio was approximately $210.9 million, which included a net unrealized loss of approximately $1.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other income, which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which require annual management assessments of the effectiveness of our internal controls over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, will require a report by our independent auditors addressing these assessments. Our management may conclude that our internal controls over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal controls over financial reporting are effective. In the future, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or we and our accounting firm may have differences in opinion regarding the applicable requirements. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission (“SEC”), for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and we may suffer adverse regulatory consequences. There could also be a decline in investor confidence as to the reliability our financial statements, which could result in a decline in the value of our capital stock.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with Generally Accounting Principles Accepted in the United States, (“GAAP”), and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments and accounting for stock-based compensation. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in our not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our operational infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our operations depend on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The market in which we operate is susceptible to hurricanes and other natural disasters and adverse weather which could result in a disruption of our operations and increases in loan losses.

A significant portion of our business is generated from markets that have, and may continue to be, damaged by major hurricanes, floods, tropical storms and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by such a disaster. Such a disaster could, therefore, result in decreased revenue and loan losses that could have a material adverse effect on our business, financial condition and results of operations.

If the goodwill that we recorded in connection with the recent AGFC merger, or if goodwill that we record in connection with future business acquisitions becomes impaired, it could require charges to earnings, which could have a material adverse effect on our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition and results of operations.

Risks Associated with our Common Stock

Our stock is not listed or traded on any established securities market and is less liquid than most securities traded in those markets.

Our stock is not listed or traded on any established securities exchange or market and we have no plans to seek to list our stock on any recognized exchange or qualify it for trading in any market. Accordingly, our stock has substantially fewer trades than the average securities listed on any national securities exchange. Most transactions in our stock are privately negotiated trades and our stock is very thinly traded. There is no dealer for our stock and no “market maker.” Our shares do not have a trading symbol. The lack of a liquid market can produce downward pressure on our stock price and can reduce the marketability of our stock.

The obligations associated with being a public company require significant resources and management attention.

As a company with stock registered with the SEC, we face increased legal, accounting, administrative and other costs and expenses that we did not previously incur as a private company. These costs will increase after we are no longer an emerging growth company. We are subject to the reporting requirements of the Exchange Act, which require that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and the Dodd-Frank Act, each of which imposes additional reporting and other obligations on public companies.

We expect these rules and regulations, and changes in these laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs could require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

The rights of our common shareholders are subordinate to the rights of any debt that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue debt, or an aggregate of up to 1,000,000 shares of preferred stock, on the terms it determines without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity, or to incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These include, without limitation, exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the February 2015 registration of our common stock, but we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may decrease the price at which our shareholders may be able to sell their shares.

We are dependent upon Business First Bank for cash flow, and the Bank’s ability to make cash distributions is subject to regulatory and legal restrictions which could impact our ability to satisfy our obligations.

Our primary asset is Business First Bank. As such, we depend upon Business First Bank for cash distributions through dividends on its stock to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and banking regulations that limit Business First Bank’s ability to pay dividends to us. If Business First Bank is unable to pay dividends to us, we will not be able to satisfy our obligations. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that Business First Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

We have not historically paid dividends on our common stock and our ability to pay dividends is subject to regulatory limitations.

We have not historically paid dividends on our common stock. Although our board of directors has made a preliminary determination to begin paying quarterly dividends in the first quarter of 2016, there can be no guarantee that we will pay dividends at any time in the future. All future determinations relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the board of directors. In addition, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends.

Our corporate governance documents, and certain corporate and banking laws applicable to us could make a takeover more difficult.

Certain provisions of our articles of incorporation, bylaws and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are set by our board of directors;

•	do not provide for cumulative voting in elections of directors; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control of Business First, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

Risks Relating to the Regulation of our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision that governs almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Louisiana OFI periodically examine various aspects our business, including our compliance with laws and regulations. If, as a result of an examination, our regulators were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, our regulators may take a number of different remedial actions as they deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our FDIC deposit insurance premiums and assessments may increase.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. Our regular assessments are determined by our risk classification, which is based on our regulatory capital levels and the level of supervisory concern that we pose. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

Our current principal offices are located at 8440 Jefferson Highway, Baton Rouge, Louisiana. All of our banking offices are located in the State of Louisiana. The following table provides information about all of our banking locations. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

Location	Date Opened	Own/ Lease	Square Footage
Principal Executive Office:
8440 Jefferson Highway Baton Rouge, Louisiana	2/1/2006	Lease	23,253
Banking Centers:
Northwest Louisiana Banking Center 800 Spring Street, Suite 120 Shreveport, Louisiana	8/28/2006	Lease	8,267

Location	Date Opened	Own/ Lease	Square Footage
Northshore Banking Center 1675 N. Highway 190 Covington, Louisiana	10/18/2007	Lease	4,909
Lafayette Banking Center CDT Plaza 900 East St. Mary Boulevard, Suite 100 Lafayette, Louisiana	5/22/2008	Lease	4,723
Southwest Louisiana Banking Center 728 Ryan Street Lake Charles, Louisiana	3/9/2009	Lease	6,065
Bayou Region Banking Center 435 Corporate Drive, Suite 102 Houma, Louisiana	11/17/2010	Lease	2,800
Gonzales Banking Center 1821 West Highway 30 Gonzales, Louisiana	12/18/2008*	Own	3,360
Florida Boulevard Banking Center 4944 Florida Street Baton Rouge, Louisiana	4/6/1992*	Own	2,167
Jefferson Highway Banking Center 7880 Jefferson Highway Baton Rouge, Louisiana	12/7/2004*	Lease	2,330
Perkins Road Banking Center 10725 Perkins Road Baton Rouge, Louisiana	6/9/2003*	Lease	4,000
Coursey Boulevard Banking Center 11307 Coursey Boulevard Baton Rouge, Louisiana	11/18/2004*	Own	11,092
Zachary Banking Center 1858 Church Street Zachary, Louisiana	12/10/2009*	Own	2,868
Denham Springs Banking Center 31635 Louisiana Hwy. 16 Denham Springs, Louisiana	8/16/2005*	Own	3,682
Brusly Banking Center 729 South Vaughan Street Brusly, Louisiana	3/26/1979*	Own	1,943
Erwinville Banking Center 4610 Poydras Bayou Rd. Erwinville, Louisiana	1/26/1981*	Own	750
Port Allen Banking Center 320 North Alexander Ave Port Allen, Louisiana	1/1/1905*	Own	21,444
New Orleans Loan Production Office 3838 N. Causeway Blvd Metairie, Louisiana	9/1/2015	Lease	1,867

*	Acquired in the merger transaction with AGFC, completed following the close of business on March 31, 2015.

In addition to the above-described banking center locations, on June 30, 2015, we entered into a lease for additional office space located in a historic building at 500 Laurel Street in Baton Rouge, Louisiana. Subject to the receipt of all necessary regulatory approvals, Business First Bank plans to relocate its main office to the leased Laurel Street location. Business First Bank will occupy four of the building’s six floors, which is nearly 20,000 square feet of the building’s total 28,000 square feet. The new downtown headquarters is expected to house a full service banking center including banking, treasury management, and wealth solutions services, as well as bank operations and corporate offices.

ITEM 3.	Legal Proceedings.

We and our subsidiaries are defendants in various lawsuits arising in the normal course of business. In the opinion of our management, the ultimate resolution of such matters should not have a material adverse effect on our consolidated financial condition or results of operations. Litigation is, however, inherently uncertain, and we cannot make assurances that we will prevail in any of these actions, nor can we estimate with reasonable certainty the amount of damages that we might incur.

In conjunction with the AGFC merger, certain shareholders exercised their statutory rights of appraisal. As of December 31, 2015, there were 53,094 unsettled AGFC shares. The AGFC purchase price reflected in the financial statements included in this Report assumes a cash payment of $155 per AGFC share to the unsettled former AGFC shareholders, which represents the amount estimated to be the fair value of the former AGFC shareholders’ AGFC shares. The former AGFC shareholders are disputing our determination of fair value, and have requested a cash merger consideration payment of $263 per AGFC share. As calculated in accordance with the merger agreement, the actual AGFC merger consideration to the former AGFC shareholders was valued at $219.94 per AGFC share, with $10 paid in cash and the remainder in shares of our common stock. As a result, the fair value of the AGFC shares relative to the unsettled appraisal rights shares is currently in litigation. We filed suit August 28, 2015 in the Nineteenth Judicial District Court for the Parish of East Baton Rouge, and a trial date has been set for May 2016. Discovery is ongoing and the amount of the ultimate settlement cannot be reasonably estimated as of the date of the financial statements.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock, and no market for our common stock is expected to develop. No registered broker/dealer makes a market in our common stock, and our common stock is not listed or quoted on any stock exchange or automated quotation system. American Stock Transfer & Trust Company, LLC acts as register and transfer agent for our shares of common stock.

From time to time, we become aware of trades of shares of our common stock. The following table sets forth the high and low sales prices (to the extent known to our management) for trades of our common stock for the periods shown:

By Quarter 2015	High		Low
First	$	N/A	$	N/A
Second	$	N/A	$	N/A
Third		$16.50		$15.75
Fourth		$16.00		$15.00

By Quarter 2014	High		Low
First		$17.00		$16.00
Second		$16.00		N/A
Third		$17.25		$15.94
Fourth		$16.00		$15.00

Common Stock

As of March 21, 2016, there were 7,037,413 issued and outstanding shares of our common stock held of record by approximately 820 shareholders. In addition, we had outstanding warrants to purchase 87,625 shares of our common stock, which were issued to our organizers in connection with our organization. All outstanding warrants have an exercise price of $10.00 per share and were recently extended to expire on February 2, 2019.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. Although our board of directors has made a preliminary determination to begin paying dividends during the first quarter of 2016, we are not obligated to pay dividends. The payment of future dividends and our dividend policy will depend on our earnings, capital requirements and financial condition, as well as other factors that our board of directors deems relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “PART I - ITEM 1. Business – Supervision and Regulation.”

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which certain of our officers, directors and employees became eligible to receive options to purchase shares of our common stock. Our Stock Option Plan, as amended, permits a maximum number of 1,500,000 shares to be issued upon the exercise of awards granted under the plan.

The plan authorizes the issuance of options that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, as well as non-qualified stock options. However, the plan permits us to issue all of the stock options as incentive stock options. As of December 31, 2015, we had issued 953,280 stock options to our executive officers and key personnel. The remainder of the options under the plan is available for grant at the discretion of our board of directors.

The following table summarizes information as of December 31, 2015 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	953,280	$12.59	542,890
Equity compensation plans not approved by security holders	89,125	10.00	—

Total equity compensation plans	1,042,405	$12.37	542,890

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchaser” made any repurchases of our equity securities during the fourth quarter of 2015.

ITEM 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of our results of operations and financial condition over each of the last two most recent fiscal years. The discussion should be read in conjunction with our Financial Statements and the notes related thereto which appear elsewhere in this Report.

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2014 to December 31, 2015 and its results of operations for the year ended December 31, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of our main office, fifteen branch locations and one loan production office, all of which are located in Louisiana. As of December 31, 2015, we had total assets of $1.1 billion, total loans of $772.4 million, total deposits of $904.2 million, and total stockholders’ equity of $112.4 million.

After the close of business on March 31, 2015, we merged with AGFC, parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us. Our financial condition and results of operations as of and for the year ended December 31, 2015 were impacted as a result of this merger, as 10 former American Gateway branches were added to our branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10 cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock. See Note 3 to the Audited Consolidated Financial Statements for additional information regarding this merger.

As a bank holding company operating through one market segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

Changes in the market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Louisiana.

Financial Highlights

The financial highlights for the year ended December 31, 2015 include:

•	Total assets of $1.1 billion, a $391.6 million or 57.2% increase from December 31, 2014.

•	Total loans of $772.4 million, a $214.0 million or 38.3% increase from December 31, 2014.

•	Total deposits of $904.2 million, a $317.0 million or 54.0% increase from December 31, 2014.

•	Net income for the year ended December 31, 2015 of $4.1 million, a $63 thousand or 1.6% increase from the year ended December 31, 2014.

•	Net interest income of $34.2 million for the year ended December 31, 2015, a year-over-year increase of $10.6 million or 45.2%, from the year ended December 31, 2014.

•	An allowance for loan and lease losses of 0.94% of total loans and a ratio of non-performing loans to total loans of 1.03% as of December 31, 2015.

•	Return on average assets of 0.41% for the year ended December 31, 2015.

•	Return on average equity of 3.89% for the year ended December 31, 2015.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.08%, 11.30%, 11.30% and 12.06%, respectively as of December 31, 2015.

•	Book value per share of $15.98 as of December 31, 2015, an increase of 7.8% from $14.83 at December 31, 2014.

Results of Operations for the Years Ended December 31, 2015 and 2014

Performance Summary

For the year ended December 31, 2015, net income was $4.1 million, or $0.61 per basic share and $0.59 per diluted share, compared to net income of $4.0 million, or $0.76 per basic share and $0.72 per diluted share, for the year ended December 31, 2014. While net income for the year ended December 31, 2015 was flat compared to the prior year, the decline in basic and diluted earnings per share for the year ended December 31, 2015 compared to the prior year was in large part due to the increase in outstanding shares of common stock as a result of the shares issued in conjunction with the merger with AGFC. Return on average assets declined to 0.41% for the year ended December 31, 2015 from 0.58% for the year ended December 31, 2014, primarily because of the increase in assets as a result of the AGFC merger in 2015. Return on average equity was 3.89% for the year ended December 31, 2015, as compared to 5.49% for the year ended December 31, 2014. This decrease was attributable to the increase in average equity in 2015 as a result of the merger with AGFC.

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and capital using a monthly average.

For the year ended December 31, 2015, net interest income totaled $34.2 million, and net interest margin and net interest spread were 3.68% and 3.51%, respectively. For the year ended December 31, 2014 net interest income totaled $23.5 million and net interest margin and net interest spread were 3.55% and 3.35%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased twenty-three basis points from 4.80% as of December 31, 2014 to 5.03% as of December 31, 2015. In addition, we experienced a decrease in borrowing costs of fourteen basis points for the same period. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was partially offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields for the year ended December 31, 2015. In addition, the amortization of the market value adjustment for the AGFC FHLB advances for the year ended December 31, 2015 served to lower our borrowing costs compared to the prior year periods. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2015 and 2014, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$700,952	$35,244	5.03%	$535,725	$25,731	4.80%
Securities available for sale	178,915	3,186	1.78%	80,803	1,673	2.07%
Interest-bearing deposits in other banks	47,617	187	0.39%	46,608	71	0.15%

Total interest-earning assets	927,484	38,617	4.16%	663,136	27,475	4.14%
Allowance for loan losses	(7,144)			(6,293)
Noninterest-earning assets	79,147			40,052

Total assets	$999,487	$38,617		$696,895	$27,475

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$632,755	$3,858	0.61%	$485,717	$3,641	0.75%
Advances from FHLB	54,942	566	1.03%	15,000	308	2.05%
Other borrowings	3,069	43	1.40%	174	2	1.15%

Total interest-bearing liabilities	690,766	4,467	0.65%	500,891	3,951	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	188,995			118,883
Other liabilities	14,423			3,708

Total noninterest-bearing liabilities	203,418			122,591
Stockholders’ equity	105,303			73,413

Total liabilities and stockholders’ equity	$999,487			$696,895

Net interest rate spread(1)			3.51%			3.35%
Net interest income		$34,150			$23,524

Net interest margin(2)			3.68%			3.55%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2015 compared to the Year ended December 31, 2014
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$8,308	$1,205	$9,513
Securities available for sale	1,747	(234)	1,513
Interest-earning deposits in other banks	4	112	116

Total increase (decrease) in interest income	$10,059	$1,083	$11,142

Interest-bearing liabilities:
Interest-bearing deposits	$897	$(680)	$217
Advances from FHLB	411	(153)	258
Other borrowings	41	—	41

Total increase (decrease) in interest expense	1,349	(833)	516

Increase (decrease) in net interest income	$8,710	$1,916	$10,626

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.2 million and $700 thousand for the years ended December 31, 2015 and 2014, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of securities, and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase (Decrease)
	2015	2014
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$1,553	$587	$966
Debit card fee income	467	86	381
ATM fees	153	—	153
Gain (Loss) on sales of other real estate owned	54	262	(208)
Bank-owned life insurance income	637	569	68
Gain (Loss) on sales of investment securities	(15)	13	(28)
Other	331	211	120

Total noninterest income	$3,180	$1,728	$1,452

Noninterest income for the year ended December 31, 2015 increased $1.5 million or 84.0% to $3.2 million compared to noninterest income of $1.7 million for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $1.6 million for the year ended December 31, 2015, an increase of $966 thousand over the same period in 2014. The increase was primarily due to an increase in the number of deposit accounts as a result of the merger with AGFC.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $467 thousand and $86 thousand for the years ended December 31, 2015 and 2014, respectively, representing an increase of $381 thousand or 443.0%. The increase was primarily due to increased customer volume as a result of the merger with AGFC.

ATM fees. We earn fee income as a result of our customers ATM activity as well as from noncustomer activity at our ATM machines, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $153 thousand for the year ended December 31, 2015. These fees were a new revenue source in 2015 as a result of the AGFC merger, as previously we did not own any ATM machines.

Gain (Loss) on sales of other real estate owned. Gain (Loss) on sales of other real estate owned was $54 thousand and $262 thousand for the years ended December 31, 2015 and 2014, respectively. There was minimal activity during both time periods.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $637 thousand for the year ended December 31, 2015 as compared to $569 thousand for the same time period in 2014, an increase of $68 thousand. The increase was primarily due to the merger with AGFC.

Gain (Loss) on Sale of Investment Securities. The loss on sale of investment securities was $15 thousand and a gain of $13 thousand for the years ended December 31, 2015 and 2014, respectively. There was minimal trading activity for both time periods.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, insurance commissions, credit card income, participation fee income and other real estate rental income. Other income increased $120 thousand or 56.9% for the year ended December 31, 2015, compared to the same period in 2014. The increases were primarily due to the merger with AGFC and the resulting increase in customer volume as well as increased rental income associated with other real estate.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$16,145	$11,196	$4,949
Non-staff expenses:
Occupancy of bank premises	2,097	1,343	754
Depreciation and amortization	1,398	810	588
Data processing	1,141	699	442
FDIC assessment fees	790	327	463
Legal and other professional fees	1,980	1,193	787
Advertising and promotions	805	526	279
Utilities and communications	575	307	268
Other real estate owned expenses and write-downs	111	39	72
Other	5,467	2,715	2,752

Total noninterest expense	$30,509	$19,155	$11,354

Noninterest expense for the year ended December 31, 2015 increased $11.4 million or 59.3% to $30.5 million compared to noninterest expense of $19.2 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $16.1 million for the year ended December 31, 2015, an increase of $4.9 million or 44.2% compared to the same period in 2014. The increase was primarily attributable to employees acquired in the AGFC merger, as well as additional hires for new positions, and our merit increase cycle. As of December 31, 2015, we had 184 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $198 thousand and $485 thousand for the years ended December 31, 2015 and 2014, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $2.1 million for the year ended December 31, 2015 and $1.3 million for the same period in 2014. The increase of $800 thousand can primarily be attributed to the addition of 10 banking centers in conjunction with the merger with AGFC.

Depreciation and amortization. Depreciation and amortization costs were $1.4 million and $810 thousand for the years ended December 31, 2015 and 2014, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $1.2 million and $810 thousand for the years ended December 31, 2015 and 2014, respectively. The amortization of intangible assets was $207 thousand for the year ended December 31, 2015. There was no amortization of intangible assets for 2014.

Data processing. Data processing expenses were $1.1 million for the year ended December 31, 2015 and $699 thousand for the same period in 2014. The increase of $442 thousand for the year ended December 31, 2015 was attributable to the merger with AGFC.

FDIC assessment fees. FDIC assessment fees were $790 thousand and $327 thousand for the years ended December 31, 2015 and 2014, respectively. The increase of $463 thousand or 141.6% for the year ended December 31, 2015 is primarily due to the merger with AGFC.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $2.0 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. The increase of $787 thousand for the year ended December 31, 2015 can be attributed to our merger with AGFC and ongoing reporting obligations in connection with the registration of our common stock.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $111 thousand and $39 thousand for the years ended December 31, 2015 and 2014, respectively. There was very little new activity during both time periods. The increase of $72 thousand for the year ended December 31, 2015 was due primarily due to expenses incurred relating to the properties acquired in the merger with AGFC as well as expenses associated with one existing property.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), directors’ fees, insurance, security expenses, as well as nonrecurring post-merger and conversion related costs. Other noninterest expense increased $2.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to the merger with AGFC, with post-merger and conversion related costs totaling $1.1 million for the year ended December 31, 2015.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the year ended December 31, 2015, income tax expense totaled $1.5 million, an increase of $161 thousand or 11.8% compared to $1.4 million for the same period in 2014. The increase in income tax expense can be attributed primarily to an increase in taxable income associated with the merger with AGFC. Our effective tax rate for the years ended December 31, 2015 and 2014 were 27.1% and 25.3%, respectively. Our effective tax rate for both years were affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $391.6 million or 57.2% from $684.5 million as of December 31, 2014 to $1.1 billion as of December 31, 2015. Our asset growth was primarily driven by the merger with AGFC and loan growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in Louisiana. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2015, total loans were $772.4 million, an increase of $214.0 million compared to $558.4 million as of December 31, 2014. The increase was primarily due to the merger with AGFC and our continued loan penetration in our primary market area. There were no loans held for sale as of December 31, 2015 or December 31, 2014.

Total loans as a percentage of deposits were 85.4% and 95.1% as of December 31, 2015 and 2014 respectively. Total loans as a percentage of assets were 71.8% and 81.6% as of December 31, 2015 and 2014, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$185,276	24.0%	$185,291	33.2%
Real estate:
Construction and land	97,872	12.7%	61,062	10.9%
Farmland	8,897	1.1%	16,097	2.9%
1-4 family residential	112,954	14.6%	41,552	7.4%
Multi-family residential	26,058	3.4%	11,369	2.0%
Nonfarm nonresidential	312,207	40.4%	215,797	38.7%
Consumer	29,128	3.8%	27,218	4.9%

Total loans held for investment	$772,392	100%	$558,386	100%

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

Commercial loan volumes were flat for the year with $185.3 million outstanding at both of the years ended December 31, 2015 and 2014. As a result of the merger with AGFC and the efforts of our bankers who leveraged existing bank relationships to fund expansion and growth opportunities, commercial loan growth was experienced during the first nine months of 2015. However, that growth was moderated during the 4th quarter 2015 as a result of workout efforts related to two credits which totaled $7.5 million.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $36.8 million or 60.3% to $97.9 million as of December 31, 2015 from $61.1 million as of December 31, 2014. The increase was attributable to loans acquired in the merger with AGFC and the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $71.4 million or 171.8% to $113.0 million as of December 31, 2015 from $41.6 million as of December 31, 2014. This increase resulted from loans acquired in the merger with AGFC as well as both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans increased $96.4 million or 44.7% to $312.2 million as of December 31, 2015 from $215.8 million as of December 31, 2014. The increase was primarily driven by opportunities from existing customers to fund well supported loans as well as the merger with AGFC.

Other loan categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$68,158	$82,765	$34,353	$185,276
Real estate:
Construction and land	52,242	38,415	7,215	97,872
Farmland	2,560	5,470	867	8,897
1-4 family residential	13,524	52,639	46,791	112,954
Multi-family residential	1,408	12,086	12,564	26,058
Nonfarm nonresidential	37,802	128,039	146,366	312,207
Consumer	14,600	12,034	2,494	29,128

Total loans	$190,294	$331,448	$250,650	$772,392

Amounts with fixed rates	$85,246	$216,675	$151,589	$453,510
Amounts with floating rates	$105,048	$114,773	$99,061	$318,882

	As of December 31, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$69,025	$77,459	$38,807	$185,291
Real estate:
Construction and land	32,493	21,203	7,366	61,062
Farmland	6,733	2,719	6,645	16,097
1-4 family residential	4,780	32,103	4,669	41,552
Multi-family residential	1,338	7,304	2,727	11,369
Nonfarm nonresidential	43,420	104,275	68,102	215,797
Consumer	11,747	13,537	1,934	27,218

Total loans	$169,536	$258,600	$130,250	$558,386

Amounts with fixed rates	$75,376	$166,007	$102,878	$344,261
Amounts with floating rates	$94,160	$92,593	$27,372	$214,125

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

We have several procedures in place to assist in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $10.0 million and $6.1 million in nonperforming assets as of December 31, 2015 and 2014, respectively. We had $8.0 million in nonperforming loans as of December 31, 2015 compared to $3.0 million as of December 31, 2014. The increase in nonperforming assets and nonperforming loans from December 31, 2014 to December 31, 2015 is directly attributable to loans acquired in the merger with AGFC.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31, 2015 (Dollars in thousands)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans	$7,957	$3,028
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	7,957	3,028

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,373	2,057
Residential real estate	660	971

Total other real estate owned	2,033	3,028

Total nonperforming assets	$9,990	$6,056

Restructured loans-nonaccrual	$811	$1,106
Restructured loans-accruing	$5,054	$8,781
Ratio of nonperforming loans to total loans	1.03%	0.54%
Ratio of nonperforming assets to total assets	0.93%	0.88%

	As of December 31, 2015 (Dollars in thousands)	As of December 31, 2014 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,738	$1,611
1-4 family residential	3,205	152
Multi-family residential	229	—
Nonfarm nonresidential	1,806	1,219
Commercial	979	46
Consumer	—	—

Total	$7,957	$3,028

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

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

The following table summarizes our internal ratings of our loans as of the dates indicated.

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$56,740	$2,069	$642	$1,611	$61,062
Farmland	16,097	—	—	—	16,097
1-4 family residential	39,702	912	786	152	41,552
Multi-family residential	10,463	906	—	—	11,369
Nonfarm nonresidential	190,356	16,410	7,812	1,219	215,797
Commercial	161,904	12,087	11,254	46	185,291
Consumer	26,654	517	47	—	27,218

Total	$501,916	$32,901	$20,541	$3,028	$558,386

Allowance for loan losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Policies—Allowance for loan losses.”

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

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

As of December 31, 2015, the allowance for loan losses totaled $7.2 million or 0.94% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.6 million or 1.19% of total loans. The decline in the allowance for loan losses as a percent of total loans is primarily as a result of the merger with AGFC. Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31, 2015 (Dollars in thousands)	As of December 31, 2014 (Dollars in thousands)
Average loans outstanding(1)	$700,952	$535,725

Gross loans outstanding at end of period(1)	$772,392	$558,386

Allowance for loan losses at beginning of period	6,632	6,043
Provision for loan losses	1,200	700
Charge-offs:
Real estate:
Construction, land and farmland	102	—
Residential	144	174
Nonfarm non-residential	44	—
Commercial	695	10
Consumer	—	—

Total charge-offs	985	184
Recoveries:
Real estate:
Construction, land and farmland	34	—
Residential	94	29
Nonfarm non-residential	13	—
Commercial	164	16
Consumer	92	28

Total recoveries	397	73

Net charge-offs (recoveries)	588	111

Allowance for loan losses at end of period	$7,244	$6,632

Ratio of allowance to end of period loans	0.94%	1.19%
Ratio of net charge-offs to average loans	0.08%	0.02%

(1)	Excluding loans held for sale.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

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

	As of December 31, 2015		As of December 31, 2014
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$600	8.3%	$525	7.9%
Farmland	30	0.4%	19	0.3%
1-4 family residential	1,021	14.1%	775	11.7%
Multi-family residential	101	1.4%	35	0.5%
Nonfarm nonresidential	1,416	19.6%	1,140	17.2%

Total real estate	3,168	43.8%	2,494	37.6%
Commercial	3,618	49.9%	3,813	57.5%
Consumer	458	6.3%	325	4.9%

Total allowance for loan losses	$7,244	100%	$6,632	100%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2015, the carrying amount of investment securities totaled $210.9 million, an increase of $136.4 million or 183.0% compared to $74.5 million as of December 31, 2014. Securities represented 19.6%, and 10.9% of total assets as of December 31, 2015 and 2014, respectively. The increase in securities from December 31, 2014 to December 31, 2015 is directly attributable to securities acquired in the merger with AGFC.

Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. The following table summarizes the amortized cost and estimated fair value of investment securities as of the dates shown:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$13,656	$43	$32	$13,667
Corporate bonds	11,177	—	105	11,072
Municipal securities	65,679	874	112	66,441
Mortgage-backed securities	120,599	39	1,568	119,070
Other securities	942	—	335	607

Total	$212,053	$956	$2,152	$210,857

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,260	$31	$149	$9,142
Corporate bonds	—	—	—	—
Municipal securities	30,324	562	226	30,660
Mortgage-backed securities	34,591	51	616	34,026
Other securities	1,302	—	627	675

Total	$75,477	$644	$1,618	$74,503

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2015, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$6,843	1.58%	$4,827	2.52%	$1,997	1.49%	$13,667	1.90%
Corporate bonds	—	—%	6,581	1.73%	4,491	1.46%	—	—%	11,072	1.62%
Municipal securities	2,038	1.15%	23,195	1.80%	20,681	2.22%	20,527	2.36%	66,441	2.08%
Mortgage-backed securities	3	(2.75)%	4,906	1.72%	27,665	1.50%	86,496	1.69%	119,070	1.65%
Other securities	—	—%	—	—%	—	—%	607	1.84%	607	1.84%

Total	$2,041	1.14%	$41,525	1.74%	$57,664	1.84%	$109,627	1.81%	$210,857	1.80%

	As of December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$7,179	2.12%	$1,963	1.49%	$9,142	1.99%
Corporate bonds	—	—%	—	—%	—	—%	—	—%	—	—%
Municipal securities	262	1.29%	9,236	2.00%	9,556	2.25%	11,606	2.71%	30,660	2.35%
Mortgage-backed securities	—	—%	—	—%	4,515	1.05%	29,511	1.72%	34,026	1.64%
Other securities	—	—%	—	—%	—	—%	675	1.53%	675	1.53%

Total	$262	1.29%	$9,236	2.00%	$21,250	1.95%	$43,755	1.97%	$74,503	1.96%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.31 years with an estimated effective duration of 51.22 months as of December 31, 2015.

As of December 31, 2015 and 2014, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2015 were $904.2 million, an increase of $317.0 million compared to $587.3 million as of December 31, 2014. Deposit growth was primarily due to merger with AFGC and our continued deposit penetration in our primary market area.

Noninterest-bearing deposits as of December 31, 2015 were $222.5 million compared to $109.0 million as of December 31, 2014, an increase of $113.5 million or 104.2%.

Average deposits for the year ended December 31, 2015 were $821.8 million, an increase of $217.2 million or 35.9% over the full year average for the year ended December 31, 2014 of $604.6 million primarily due to the merger with AGFC. The average rate paid on total interest-bearing deposits decreased over this period from 0.75% for the year ended December 31, 2014 to 0.61% for the year ended December 31, 2015. The decrease in average rates was driven by a combination of strategic reductions in deposit pricing as well as higher volumes of lower priced interest-bearing demand and NOW accounts during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.60% for the year ended December 31, 2014 to 0.47% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$28,491	0.25%	$8,641	0.58%
NOW accounts	103,157	0.20%	60,991	0.24%
Limited access money market accounts and savings	218,991	0.41%	173,335	0.42%
Certificates and other time deposits > $100k	195,086	0.88%	194,456	0.99%
Certificates and other time deposits < $100k	87,030	1.13%	48,294	1.63%

Total interest-bearing deposits	632,755	0.61%	485,717	0.75%

Noninterest-bearing demand accounts	188,995	—%	118,883	—%

Total deposits	$821,750	0.47%	$604,600	0.60%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2015 and 2014 was 23.0% and 19.7%, respectively.

The following table sets forth the amount of certificates of deposit that are $100 thousand or greater by time remaining until maturity:

	As of December 31, 2015	As of December 31, 2014
	(Dollars in thousands)
1 year or less	$134,384	$123,299
More than 1 year but less than 3 years	39,214	24,255
3 years or more but less than 5 years	6,530	15,453
5 years or more	4,008	3,764

Total	$184,136	$166,771

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2015 and 2014, total borrowing capacity of $317.9 million and $211.0 million, respectively, was available under this arrangement and $49.1 million and $15.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.66% as of December 31, 2015 and 1.90% as of December 31, 2014. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

As a result of the merger with AGFC, we assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition which totaled $41.2 million, resulting in a market value adjustment of $2.0 million which will be accreted over the life of the respective advances as a reduction of interest expense on borrowings.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2015
Amount outstanding at year-end	$49,144
Weighted average stated interest rate at year-end	2.66%
Maximum month-end balance during the year	$79,658
Average balance outstanding during the year	$54,942
Weighted average interest rate during the year	1.03%

December 31, 2014
Amount outstanding at year-end	$15,000
Weighted average stated interest rate at year-end	1.90%
Maximum month-end balance during the year	$15,000
Average balance outstanding during the year	$15,112
Weighted average interest rate during the year	1.90%

First Tennessee Bank National Association (FTN) advances. FTN allows us to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, is unsecured, but we have agreed that we will not pledge any of the capital stock of our wholly-owned subsidiary, Business First Bank, to secure any other obligation. As of December 31, 2015, there was no borrowing capacity available under the line, and $3.0 million was outstanding at a variable rate of 3-month LIBOR plus 2.5%. The rate was 2.93% at December 31, 2015, and adjusts quarterly. The FTN line matures in one year and was established for the sole purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. There was not a similar lending relationship in place as of December 31, 2014.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
December 31, 2015
Amount outstanding at year-end	$3,000
Weighted average interest rate at year-end	2.93%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$986
Weighted average interest rate during the year	2.86%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2015:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$26,700
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2015
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$6,493
Average balance outstanding during the year	$732
Weighted average interest rate during the year	1.35%

December 31, 2014
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$—
Weighted average interest rate during the year	—%

In February 2016, the Bank obtained an additional federal funds line accommodation in the amount of $22.5 million from Compass Bank.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2015 and 2014, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2015 and 2014, we maintained 5 lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $83.7 million and $84.7 million as of December 31, 2015 and 2014, respectively. There were no funds under these lines of credit outstanding as of December 31, 2015 and 2014.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $999.5 million and $696.9 million for the years ended December 31, 2015 and 2014, respectively.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Sources of Funds:
Deposits:
Noninterest-bearing	18.9%	17.1%
Interest-bearing	63.3%	69.7%
Advances from FHLB	5.5%	2.1%
Other borrowings	0.3%	0.0%
Other liabilities	1.4%	0.5%
Stockholders’ equity	10.6%	10.6%

Total	100%	100%

Uses of Funds:
Loans	69.4%	76.0%
Securities available for sale	17.9%	11.6%
Interest-bearing deposits in other banks	4.8%	6.7%
Other noninterest-earning assets	7.9%	5.7%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	23.0%	19.7%
Average loans to average deposits	85.3%	88.6%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 30.8% for the year ended December 31, 2015 compared to the same period in 2014. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.31 years and an effective duration of 51.22 months as of December 31, 2015 and a weighted average life of 7.21 years and an effective duration of 56.06 months as of December 31, 2014.

As of December 31, 2015, we had outstanding $176.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, we had outstanding $134.4 million in commitments to extend credit and $8.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2015 and December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2015, we had cash and cash equivalents of $40.9 million compared to $26.0 million as of December 31, 2014.

Capital Resources

Total stockholders’ equity increased to $112.4 million as of December 31, 2015, compared to $78.8 million as of December 31, 2014, an increase of $33.6 million or 42.6%. This increase was primarily the result of the merger with AGFC and $4.1 million in net income. To date, we have not declared or paid dividends on our common stock.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2015 and 2014, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of December 31, 2015		As of December 31, 2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$115,012	12.06%	$86,437	13.36%
Tier 1 capital (to risk weighted assets)	107,768	11.30%	79,805	12.33%
Common Equity Tier 1 capital (to risk weighted assets)	107,768	11.30%	N/A	N/A
Tier 1 capital (to average assets)	107,768	10.08%	79,805	11.24%

Business First Bank
Total capital (to risk weighted assets)	$115,828	12.17%	$83,637	12.96%
Tier 1 capital (to risk weighted assets)	108,584	11.41%	77,005	11.94%
Common Equity Tier 1 capital (to risk weighted assets)	108,584	11.41%	N/A	N/A
Tier 1 capital (to average assets)	108,584	10.17%	77,005	10.87%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2015 and 2014 (other than deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, FTN revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $49.1 million and $15.0 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.66% and maturities ranging from 2017 through 2018. The advances under the FTN revolving line of credit totaled $3.0 million at December 31, 2015. These advances were unsecured bearing interest at a variable rate of 2.93% at December 31, 2015 and maturing in 2016.

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,344	$1,157	$2,011	$5,794	$10,306
Time deposits	192,047	67,000	8,309	5,967	273,323
Advances from FHLB	731	48,413	—	—	49,144
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,435	—	—	—	2,435
Standby and commercial letters of credit	8,563	676	—	—	9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$282,886	$172,378	$29,543	$39,460	$524,267

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,121	$983	$1,669	$559	$4,332
Time deposits	165,669	33,756	19,917	4,760	224,102
Advances from FHLB	—	—	15,000	—	15,000
Other borrowings	—	—	—	—	—
Standby and commercial letters of credit	7,731	455	—	—	8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$244,024	$75,648	$47,003	$19,310	$385,985

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with generally accepted accounting principles, or GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,563	$676	$—	$—	$9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$83,329	$55,808	$19,223	$27,699	$186,059

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,731	$455	$—	$—	$8,186
Commitments to extend credit	69,503	40,454	10,417	13,991	134,365

Total	$77,234	$40,909	$10,417	$13,991	$142,551

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The credit risk to us in issuing letters of credit is essentially the same as that involved in extending loan facilities to our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the asset-liability committee of Business First Bank, in accordance with policies approved by our board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

On at least a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 basis point shift, 10% for a 200 basis point shift, and 12.5% for a 300 basis point shift. Internal policy regarding interest rate simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity at risk for the subsequent one-year period should not decline by more than 10.00% for a 100 basis point shift, 15.00% for a 200 basis point shift, and 25.00% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	6.90%	(11.70%)	7.33%	(12.35%)
+200	4.80%	(6.18%)	7.80%	(7.71%)
+100	1.40%	(2.87%)	3.76%	(3.73%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(2.40%)	1.66%	0.76%	2.46%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this statement have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this statement when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders’ equity less goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

We believe this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,449	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(3,376)	—	—	—
Core deposit and other intangibles	(2,555)	—	—	(521)

Total tangible common equity	$106,518	$78,845	$71,923	$70,493

Common shares outstanding(1)	7,035,913	5,314,925	5,314,925	5,302,870
Book value per common share	$15.98	$14.83	$13.53	$13.39
Tangible book value per common share	$15.14	$14.83	$13.53	$13.29

(1)	Excludes the dilutive effect, if any, of 953,280, 952,120, 919,350 and 962,910 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangible and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.

We believe this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$112,449	$78,845	$71,923	$71,014
Adjustments:
Goodwill	(3,376)	—	—	—
Core deposit and other intangibles	(2,555)	—	—	(521)

Total tangible common equity	$106,518	$78,845	$71,923	$70,493

Tangible Assets
Total assets	$1,076,089	$684,502	$684,180	$681,062
Adjustments:
Goodwill	(3,376)	—	—	—
Core deposit and other intangibles	(2,555)	—	—	(521)

Total tangible assets	$1,070,158	$684,502	$684,180	$680,541

Tangible Common Equity to Tangible Assets	10.0%	11.5%	10.5%	10.4%

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of us to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Certain acquired impaired loans, where there is evidence of credit deterioration since origination and it is probable we will be unable to collect all contractually required payments, are accounted for in accordance with FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. The expected cash flows for each loan meeting this criteria are estimated to determine the excess of the contractually required principal and interest at acquisition as an amount that should not be accreted (nonaccretable difference). The expected cash flows for the AGFC purchased impaired credits approximated fair value as of the merger date and, as a result, no accretable yield was recognized at acquisition. A discount was recorded on these loans at acquisition to record them at their estimated fair values. As a result, the AGFC purchased impaired credits are excluded from the calculation of the allowance for loan losses as of the acquisition date. Under current accounting principles, if we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses.

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the eight quarter lookback period beginning four quarters in arrears adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historical loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Due to our growth over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business, and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2015 and 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, we modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. We review each troubled debt restructured loan and determine on a case by case basis if the loan is subject to impairment and the need for a specific allowance for loan loss allocation. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location, throughout the state of Louisiana. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes risk.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have “opted out” of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The disclosure contemplated by Item 7A is not required because we are a smaller reporting company.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

Baton Rouge, Louisiana

March 17, 2016

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014
ASSETS

Cash and Due from Banks	$40,911	$26,015
Federal Funds Sold	2,496	817
Securities Available for Sale, at Fair Values	210,857	74,503
Loans and Lease Receivable, Net of Allowance for Loan Losses of $7,244 in 2015 and $6,632 in 2014	765,148	551,754
Premises and Equipment, Net	9,234	2,180
Accrued Interest Receivable	2,823	1,772
Other Equity Securities	5,350	1,799
Other Real Estate Owned	2,033	3,028
Cash Value of Life Insurance	22,339	17,376
Goodwill	3,376	—
Core Deposit Intangible	2,555	—
Other Assets	8,967	5,258

Total Assets	$1,076,089	$684,502

LIABILITIES

Deposits:
Noninterest Bearing	$222,488	$108,965
Interest Bearing	681,748	478,287

Total Deposits	904,236	587,252

Securities Sold Under Agreements to Repurchase	2,435	—
Short Term Borrowings	3,000	—
Federal Home Loan Bank Borrowings	49,144	15,000
Accrued Interest Payable	566	416
Other Liabilities	4,259	2,989

Total Liabilities	963,640	605,657

STOCKHOLDERS’ EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,035,913 and 5,314,925 Shares Issued and Outstanding at December 31, 2015 and 2014, respectively	7,036	5,315
Additional Paid-in Capital	85,913	57,225
Retained Earnings	20,289	16,948
Accumulated Other Comprehensive Loss	(789)	(643)

Total Stockholders’ Equity	112,449	78,845

Total Liabilities and Stockholders’ Equity	$1,076,089	$684,502

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Interest Income:
Interest and Fees on Loans	$35,244	$25,731	$25,593
Interest and Dividends on Securities	3,186	1,673	3,374
Interest on Federal Funds Sold and Due From Banks	187	71	10

Total Interest Income	38,617	27,475	28,977

Interest Expense:
Interest on Deposits	3,858	3,641	3,649
Interest on Borrowings	609	310	1,051

Total Interest Expense	4,467	3,951	4,700

Net Interest Income	34,150	23,524	24,277

Provision for Loan Losses	1,200	700	751

Net Interest Income after Provision for Loan Losses	32,950	22,824	23,526

Other Income:
Service Charges on Deposit Accounts	1,553	587	595
Gain (Loss) on Sales of Securities	(15)	13	871
Other Income	1,642	1,128	705

Total Other Income	3,180	1,728	2,171

Other Expenses:
Salaries and Employee Benefits	16,145	11,196	10,982
Occupancy and Equipment Expense	3,941	2,469	2,358
Other Expenses	10,423	5,490	6,736

Total Other Expenses	30,509	19,155	20,076

Income Before Income Taxes	5,621	5,397	5,621

Provision for Income Taxes	1,525	1,364	1,016

Consolidated Net Income from Continuing Operations	4,096	4,033	4,605

Discontinued Operations:
Loss from Disposal of Insurance Subsidiaries	—	—	(565)
Income from Operations of Discontinued Subsidiaries	—	—	1,359
Income Tax Expense	—	—	(270)

Gain from Discontinued Operations	—	—	524

Consolidated Net Income	4,096	4,033	5,129

Net Income Attributable to Non-Controlling Interest	—	—	344

Net Income	$4,096	$4,033	$4,785

Earnings Per Share:

Basic	$0.61	$0.76	$0.90
Diluted	$0.59	$0.72	$0.87

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

Consolidated Net Income	$4,096	$4,033	$5,129

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(206)	3,630	(7,667)
Reclassification Adjustment for Gains (Loss) included in Net Income	(15)	13	871
Income Tax Effect	75	(1,239)	2,311

Other Comprehensive Income (Loss)	(146)	2,404	(4,485)

Consolidated Comprehensive Income (Loss)	3,950	6,437	644

Net Income Attributable to Non-Controlling Interest	—	—	344

Comprehensive Income Attributable to Business First Bancshares, Inc.	$3,950	$6,437	$300

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
		Additional		Other		Non-Controlling	Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Interest	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	in Equity	Equity
Balances at December 31, 2012	$5,311	$56,413	$8,113	$1,438	$(121)	$(140)	$71,014
Comprehensive Income:
Net Income	—	—	4,785	—	—	344	5,129
Other Comprehensive Income (Loss)	—	—	—	(4,485)	—	—	(4,485)
Issuance of Common Stock	4	(3)	—	—	—	—	1
Reissuance of Treasury Stock	—	—	—	—	121	—	121
Sale of Subsidiaries	—	(172)	17	—	—	(204)	(359)
Stock Based Compensation Cost	—	502	—	—	—	—	502

Balances at December 31, 2013	5,315	56,740	12,915	(3,047)	—	—	71,923
Comprehensive Income:
Net Income	—	—	4,033	—	—	—	4,033
Other Comprehensive Income (Loss)	—	—	—	2,404	—	—	2,404
Stock Based Compensation Cost	—	485	—	—	—	—	485

Balances at December 31, 2014	5,315	57,225	16,948	(643)	—	—	78,845
Comprehensive Income:
Net Income	—	—	4,096	—	—	—	4,096
Other Comprehensive Income (Loss)	—	—	—	(146)	—	—	(146)
Merger Consideration - net	1,891	30,519	—	—	—	—	32,410
Stock Based Compensation Cost	—	49	—	—	—	—	49
Stock Repurchase	(170)	(1,880)	(755)	—	—	—	(2,805)

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$—	$—	$112,449

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Consolidated Net Income	$4,096	$4,033	$5,129
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,200	700	751
Depreciation and Amortization	1,192	810	848
Amortization of Purchase Accounting Valuations	(2,332)	—	—
Noncash Compensation Expense	49	485	502
Net Amortization of Securities	1,511	493	1,259
(Gain) Loss on Sales of Securities	15	(13)	(871)
(Gain) Loss on Sale of Other Real Estate Owned Net of Writedowns	(58)	(262)	208
Loss on Sales of Other Assets	157	—	—
Increase in Cash Value of Life Insurance	(637)	(569)	(529)
Credit for Deferred Income Taxes	(74)	(764)	(493)
Non-Controlling Interest in Net Income of Consolidated Entity	—	—	(344)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(314)	134	337
(Increase) Decrease in Other Assets	(971)	1,521	2,059
Decrease in Accrued Interest Payable	(76)	(37)	(113)
Increase (Decrease) in Other Liabilities	(350)	361	(525)

Net Cash Provided by Operating Activities	3,408	6,892	8,218

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(58,648)	(3,699)	(27,789)
Proceeds from Maturities / Sales of Securities Available for Sale	9,528	28,846	80,543
Proceeds from Paydowns of Securities Available for Sale	19,376	5,799	11,343
Net Cash Received in Merger	87,377	—	—
Purchases of Other Equity Securities	(3,385)	(681)	(2,818)
Proceeds from Sales of Other Equity Securities	1,912	1,866	1,885
Net Increase in Loans	(70,443)	(24,655)	(77,506)
Purchases of Premises and Equipment	(962)	(218)	(328)
Proceeds from Sales of Other Real Estate	2,697	337	167
Net (Increase) Decrease in Federal Funds Sold	(1,339)	8,378	2,630
Cash Paid in Dissenter Settlement	(243)	—	—

Net Cash Provided by (Used in) Investing Activities	(14,130)	15,973	(11,873)

(CONTINUED)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	33,775	(6,924)	27,847
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(1,841)	—	—
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(6,511)	—	(25,000)
Net Increase in Short Term Borrowings	3,000	—	—
Issuance of Common Stock	—	—	1
Proceeds from Reissuance of Treasury Stock	—	—	121
Repurchase of Common Stock	(2,805)	—	—

Net Cash Provided by Financing Activities	25,618	(6,924)	2,969

Net Increase in Cash and Cash Equivalents	14,896	15,941	(686)

Cash and Cash Equivalents at Beginning of Period	26,015	10,074	10,760

Cash and Cash Equivalents at End of Period	$40,911	$26,015	$10,074

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$3,813	$3,679	$3,690

Interest on Borrowings	$467	$309	$1,123

Income Tax Payments	$2,513	$1,976	$1,857

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(222)	$3,643	$(6,797)

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$75	$(1,239)	$2,311

Transfer of Loans to Other Real Estate	$1,033	$2,203	$1,105

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Nature of Operations – Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. (the Company or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiaries, Business First Insurance, LLC, and American Gateway Insurance Agency, LLC, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, Business First Bank (the Bank), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank operates in sixteen full service locations and one loan production office in Louisiana (Baton Rouge metro region, Shreveport, Covington, Lafayette, Lake Charles, Houma and New Orleans (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

Estimates

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

The Bank’s loans are generally secured by specific items of collateral including real property, business assets, and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions in the Bank’s market area.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Securities

Management determines the appropriate classification of debt securities (held to maturity, available for sale or trading) at the time of purchase and re-evaluates this classification periodically. Securities classified as available for sale are those debt securities the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are recorded at fair value. Unrealized gains or losses are reported as a component of comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2015 and 2014.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2015 and 2014.

The Bank has invested in Federal Home Loan Bank (FHLB) stock which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The Bank classifies loans as impaired when it is probable the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral dependent.

Acquired Loans

Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date and there is no carryover of the seller’s allowance for loan losses.

The Company accounts for acquired impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will be unable to collect all contractually required payments. Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of undiscounted expected cash flows for each loan, and the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over the expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the expected cash flows decrease, a provision for loan losses and the establishment of an allowance for loan losses with respect to the acquired impaired loan is recorded. If the expected cash flows increase, it is recognized as part of future interest income.

The performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount being adjusted for over the life of the loan and recognized as interest income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management’s review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management’s evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Management obtains independent appraisals for significant collateral in determining collateral values. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure or negotiated settlement are initially recorded at the fair value less estimated selling cost at the date of acquisition. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its costs or fair value less cost to sell. The carrying amount of residential real estate included in other real estate owned was $660 thousand at December 31, 2015.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment. If impaired, the asset is written down to its estimated fair value. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles on a straight line basis over their estimated useful life of 10 years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

Income Taxes

The provision for income taxes is based on amounts reported in the statement of income after exclusion of nontaxable income such as interest on state and municipal securities. Also, certain items of income and expense are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2015, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Louisiana. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2012. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

Stock Based Compensation

As described in Note 16, the Company has issued stock warrants and stock options that incorporate stock based compensation. The Company has adopted a fair value based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the required service period, which is usually the vesting period.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and deposits in other financial institutions.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of comprehensive income are disclosed on the Consolidated Statements of Comprehensive Income for all periods presented.

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2015, 2014 and 2013, the Company expensed costs of $437 thousand, $190 thousand and $258 thousand, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which require an acquiring Company to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recorded. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for public entities for fiscal years beginning after December 15, 2015, including interim periods within those years. Disclosure of the nature and reason for the change should be made in the first period, including interim periods, there is a measurement period adjustment.

In January 2016, the FASB issued ASU No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2015. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost and Allocation of Purchase Price for American Gateway Financial Corporation (AGFC):

(Dollars in thousands, except per share data)

Purchase Price:
AGFC Shares Outstanding at March 31, 2015	217,944
Gross Business First Shares Issued for AGFC Shares	2,589,174
Exchange Ratio	11.88
Less: Shares Cashed Out Under Terms of Merger	698,186
Net Business First Shares to be Issued for AGFC Shares		1,890,988
Market Value per Share of Business First Stock		17.66

Aggregate Pro Forma Value of Business First Stock Issued in Merger		$33,395
Aggregate Cash Consideration Paid in Merger		1,595
Cash Paid to Shareholders Exercising Appraisal Rights through December 31, 2015 *		9,419

Total Pro Forma Purchase Price		$44,409

Net Assets Acquired:
Cash and Cash Equivalents		$98,489
Securities Available for Sale		108,358
Loans and Leases Receivable		143,223
Premises and Equipment, Net		7,395
Cash Value of Life Insurance		4,326
Other Real Estate Owned		593
Core Deposit Intangible		2,762
Other Assets		6,375

Total Assets		371,521

Noninterest Bearing Deposits		80,865
Interest Bearing Deposits		202,442

Total Deposits		283,307
Borrowings		45,509
Other Liabilities		1,672

Total Liabilities		330,488
Net Assets Acquired		41,033

Goodwill Resulting from Merger		$3,376

* - Unsettled Appraisal Rights Shares at December 31, 2015 was 53,094.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table provides the unaudited pro forma results of operations for the years ended December 31, 2015 and 2014, as if the acquisition occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of AGFC’s loan, securities and deposit portfolios. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Years Ended December 31,
	2015	2014
	(Dollars in thousands)
	(except per share data)

Interest Income	$41,272	$39,861
Interest Expense	4,640	5,476

Net Interest Income	36,632	34,385
Provision for Loan Losses	1,200	950

Net Interest Income after Provision for Loan Losses	35,432	33,435
Noninterest Income	3,884	4,501
Noninterest Expense	32,154	30,272

Income Before Income Taxes	7,162	7,664
Income Tax Expense	2,065	1,555

Net Income	$5,097	$6,109

Earnings Per Common Share
Basic	$0.71	$0.85
Diluted	$0.68	$0.81

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)

Numerator:
Net Income Available to Common Shares From Continuing Operations	$4,096	$4,033	$4,261
Net Income (Loss) Available to Common Shares From Discontinued Operations	—	—	524

Net Income Available to Common Shares	$4,096	$4,033	$4,785

Denominator:
Weighted Average Common Shares Outstanding	6,694,075	5,314,925	5,311,826
Dilutive Effect of Stock Options and Warrants	288,981	293,600	194,888

Weighted Average Dilutive Common Shares	6,983,056	5,608,525	5,506,714

Basic Earnings Per Common Share From Net Income Available to Common Shares From Continuing Operations	$0.61	$0.76	$0.80
Basic Earnings (Loss) Per Common Share From Net Income Available to Common Shares From Discontinued Operations	—	—	0.10

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.76	$0.90

Diluted Earnings Per Common Share From Net Income Available to Common Shares From Continuing Operations	$0.59	$0.72	$0.77
Diluted Earnings (Loss) Per Common Share From Net Income Available to Common Shares From Discontinued Operations	—	—	0.10

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.59	$0.72	$0.87

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. There were no required reserves at December 31, 2015 and 2014.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$13,656	$43	$32	$13,667
Corporate Securities	11,177	—	105	11,072
Mortgage-Backed Securities	120,599	39	1,568	119,070
Municipal Securities	65,679	874	112	66,441
Other Securities	942	—	335	607

	$212,053	$956	$2,152	$210,857

	December 31, 2014
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$9,260	$31	$149	$9,142
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,591	51	616	34,026
Municipal Securities	30,324	562	226	30,660
Other Securities	1,302	—	627	675

	$75,477	$644	$1,618	$74,503

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2015 and 2014, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$8,840	$32	$—	$—	$8,840	$32
Corporate Securities	11,072	105	—	—	11,072	105
Mortgage-Backed Securities	91,384	1,029	23,386	539	114,770	1,568
Municipal Securities	13,983	43	2,498	69	16,481	112
Other Securities	—	—	607	335	607	335

	$125,279	$1,209	$26,491	$943	$151,770	$2,152

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$—	$—	$8,003	$149	$8,003	$149
Corporate Securities	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	32,714	616	32,714	616
Municipal Securities	4,703	20	9,687	206	14,390	226
Other Securities	—	—	675	627	675	627

	$4,703	$20	$51,079	$1,598	$55,782	$1,618

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$2,040	$2,041
One to Five Years	41,353	41,525
Over Five to Ten Years	57,727	57,664
Over Ten Years	110,933	109,627

	$212,053	$210,857

Securities available for sale with a fair value of $107.9 million and $31.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2015 and 2014.

There were $3 thousand, $530 thousand and $1.2 million realized gross gains from sales or redemptions of securities for the years ended December 31, 2015, 2014 and 2013, respectively. There were $18 thousand, $517 thousand and $279 thousand realized gross losses from sales or redemptions of securities for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bank has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities of $3.5 million and $916 thousand, respectively, approximates fair value at December 31, 2015 and 2014. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2015 and 2014. The Bank also has investments of $100 thousand and $100 thousand in The Independent Banker’s Bank, $1.3 million and $647 thousand in McLarty Capital Partners SBIC, L.P., and $254 thousand and $136 thousand in Bluehenge Capital Secured Debt SBIC, L.P. at December 31, 2015 and 2014, respectively. At December 31, 2015, the Bank also had a $243 thousand investment in Bankers Insurance, LLC which was acquired in the AGFC merger.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2015 and 2014 are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate loans:
Construction and land	$97,872	$61,062
Farmland	8,897	16,097
1-4 family residential	112,954	41,552
Multi-family residential	26,058	11,369
Nonfarm nonresidential	312,207	215,797
Commercial	185,276	185,291
Consumer	29,128	27,218

Total loans held for investment	772,392	558,386

Less:
Allowance for loan losses	(7,244)	(6,632)

Net loans	$765,148	$551,754

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2015 and 2014.

Net deferred loan origination fees were $740 thousand and $529 thousand at December 31, 2015 and 2014, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2015 and 2014, overdrafts of $150 thousand and $10 thousand, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the Balance Sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $44.7 million and $37.8 million at December 31, 2015 and 2014, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table sets forth, as of December 31, 2015 and 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2015
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632
Charge-offs	(102)	—	(144)	—	(44)	(695)	—	(985)
Recoveries	34	—	94	—	13	164	92	397
Provision	143	11	296	66	307	336	41	1,200

Ending Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244

Ending Balance:
Individually evaluated for impairment	$504	$—	$129	$—	$—	$475	$—	$1,108

Collectively evaluated for impairment	$96	$30	$838	$57	$1,416	$3,143	$458	$6,038

Purchased Credit Impaired (1)	$—	$—	$54	$44	$—	$—	$—	$98

Loans receivable:
Ending Balance	$97,872	$8,897	$112,954	$26,058	$312,207	$185,276	$29,128	$772,392

Ending Balance:
Individually evaluated for impairment	$1,732	$—	$3,666	$—	$4,172	$2,226	$—	$11,796

Collectively evaluated for impairment	$96,046	$8,897	$108,778	$25,829	$305,234	$183,050	$29,128	$756,962

Purchased Credit Impaired (1)	$94	$—	$510	$229	$2,801	$—	$—	$3,634

(1)	Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015 and 2014, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

As of December 31, 2015 and 2014, loan balances outstanding more than 90 days past due and still accruing interest amounted to $0 and $5 thousand, respectively. As of December 31, 2015 and 2014, loan balances outstanding on non-accrual status amounted to $8.0 million and $3.0 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2015 and 2014. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2015
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$—	$10	$384	$394	$97,478	$97,872	$—
Farmland	—	—	—	—	8,897	8,897	—
1-4 family residential	289	132	1,086	1,507	111,447	112,954	—
Multi-family residential	—	—	—	—	26,058	26,058	—
Nonfarm nonresidential	1,185	178	309	1,672	310,535	312,207	—
Commercial	78	13	—	91	185,185	185,276	—
Consumer	—	—	—	—	29,128	29,128	—

Total	$1,552	$333	$1,779	$3,664	$768,728	$772,392	$—

	December 31, 2014
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$—	$—	$182	$182	$60,880	$61,062	$—
Farmland	—	—	—	—	16,097	16,097	—
1-4 family residential	—	—	63	63	41,489	41,552	5
Multi-family residential	—	—	—	—	11,369	11,369	—
Nonfarm nonresidential	—	—	311	311	215,486	215,797	—
Commercial	41	—	—	41	185,250	185,291	—
Consumer	—	—	—	—	27,218	27,218	—

Total	$41	$—	$556	$597	$557,789	$558,386	$5

Loan Receivables on Nonaccrual Status

	December 31,
	2015	2014
	(Dollars in thousands)
Real Estate Loans:
Construction	$1,738	$1,611
Farmland	—	—
1-4 family residential	3,205	152
Multi-family residential	229	—
Nonfarm nonresidential	1,806	1,219
Commercial	979	46
Consumer	—	—

Total	$7,957	$3,028

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of December 31, 2015 and 2014. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $386 thousand and $533 thousand for the years ended December 31, 2015 and 2014, respectively.

	December 31, 2015
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,336	$1,514	$504	$1,392
Farmland	—	—	—	—
1-4 family residential	305	313	129	78
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	975	1,653	475	908
Consumer	—	—	—	—

	$2,616	$3,480	$1,108	$2,378

With no allowance recorded:
Real Estate Loans:
Construction and land	$396	$401	$—	$1,530
Farmland	—	—	—	—
1-4 family residential	3,361	3,898	—	1,933
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,172	5,588	—	4,062
Other Loans:
Commercial	1,251	1,255	—	3,368
Consumer	—	—	—	14

	$9,180	$11,142	$—	$10,907

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,732	$1,915	$504	$2,922
Farmland	—	—	—	—
1-4 family residential	3,666	4,211	129	2,011
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,172	5,588	—	4,062
Other Loans:
Commercial	2,226	2,908	475	4,276
Consumer	—	—	—	14

	$11,796	$14,622	$1,108	$13,285

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to December 31, 2015.

Purchased Impaired Credits
(Dollars in thousands)

Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net	(1,285)

Carrying amount - December 31, 2015	$3,634

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30 which had an estimated fair value of $138.1 million as of the date of acquisition. As of December 31, 2015, the AGFC performing loans totaled $93.1 million with a related unaccreted purchase discount of $3.2 million.

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2015 and 2014, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses. The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding troubled debt restructurings as of December 31, 2015 and 2014.

Modifications as of December 31, 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	5	$1,568	$1,008
Nonfarm nonresidential	3	5,143	3,623
Other Loans:
Commercial	3	1,736	1,234

Total Loans	11	$8,447	$5,865

Modifications as of December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
Construction and land	1	$1,586	$1,162
1-4 family residential	5	1,519	973
Nonfarm nonresidential	5	7,201	4,047
Other Loans:
Commercial	6	3,888	3,658
Consumer	2	139	47

Total Loans	19	$14,333	$9,887

The Bank had $54 thousand in troubled debt restructurings that subsequently defaulted during the year ended December 31, 2015 and none that subsequently defaulted during the year ended December 31, 2014.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2015 and 2014 consist of the following:

	2015	2014
	(Dollars in thousands)
Land	$2,126	$—
Buildings and Leasehold Improvements	6,446	2,156
Furniture and Equipment	5,128	3,869

	13,700	6,025

Less: Accumulated Depreciation	(4,466)	(3,845)

	$9,234	$2,180

The provision for depreciation and amortization charged to operating expenses was $1.2 million, $810 thousand and $848 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was acquired during the year ended December 31, 2015 as a result of the AGFC merger effective after the close of business March 31, 2015. The carrying amount of goodwill as of December 31, 2015 was $3.4 million. As discussed in Note 3, there were 53,094 unsettled appraisal rights shares as of December 31, 2015. As a result, the final cash consideration to shareholders has not been finalized. Consequently, as of December 31, 2015 goodwill is subject to refinement for up to one year after the merger date based upon additional information that may be obtained by us that existed as of the merger date.

Core deposit intangibles were acquired in conjunction with the AGFC merger. A summary of the core deposit intangible asset as of December 31, 2015 is as follows:

December 31, 2015
(Dollars in thousands)
Balance, Beginning of Period	$—
Acquisition	2,762

Total Core Deposit Intangible	2,762

Less: Accumulated Amortization	(207)

Balance, End of Period	$2,555

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Amortization expense on the core deposit intangible asset recorded in other expenses totaled approximately $207 thousand during the year ended December 31, 2015. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2016	$276
2017	276
2018	276
2019	276
2020	276
Thereafter	1,175

$2,555

Note 10 – Deposits –

Deposit accounts at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(Dollars in thousands)
Noninterest Bearing - DDA	$44,024	$35,650
Noninterest Bearing - Money Market Account	178,464	73,315

Noninterest Bearing Deposits	222,488	108,965

Interest Bearing - DDA	26,928	9,869
NOW and Super NOW Accounts	15,405	3,229
Money Market Accounts	329,955	241,087
Savings Accounts	36,137	—
Certificates of Deposit Over $100,000	184,136	166,771
Other Certificates of Deposit	89,187	57,331

Interest Bearing Deposits	681,748	478,287

Total Deposits	$904,236	$587,252

Approximately 70.3% of certificates of deposit as of December 31, 2015 have stated maturity dates during 2016 and the remaining 29.7% have stated maturity dates during 2017 and beyond. Interest expense on certificates of deposit over $100 thousand for the years ended December 31, 2015, 2014 and 2013 amounted to $1.7 million, $1.8 million and $1.6 million, respectively.

At December 31, 2015 and 2014, total deposits for the top three customer relationships was approximately $126.3 million and $93.1 million, respectively, which represented 14.0% and 15.9% of total deposits, respectively. Brokered deposits were approximately $74.6 million and $86.8 million at December 31, 2015 and 2014, respectively. Included in these brokered deposits are public fund deposits of approximately $20.8 million and $20.9 million at December 31, 2015 and 2014, respectively. Other public fund deposits were approximately $146.4 million and $43.3 million at December 31, 2015 and 2014, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 11 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $47.7 million and $15 million at December 31, 2015 and 2014, respectively, consisting of:

Three fixed rate loans totaling $30.0 million, at December 31, 2015, with interest rates ranging from 2.92% to 3.07%, paid monthly. Principal is due at maturity in November 2017 with quarterly call options beginning in 2008.

One fixed rate loan of $2.7 million, at December 31, 2015, with interest at 3.18% paid monthly. Principal is paid monthly and matures in December 2017.

One fixed rate loan of $15.0 million, at December 31, 2015 and 2014, with interest at 1.90% paid monthly. Principal is due at maturity in December 2018 with quarterly call options beginning in 2013.

These advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans in the Bank’s loan portfolio consisting of performing 1-4 family mortgages and certain small business, small farm and small agriculture loans. The blanket lien totaled approximately $317.9 million at December 31, 2015 with unused availability for advances and letters of credit of approximately $194.2 million.

As a result of the merger with AGFC, the Bank assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition, which totaled $41.2 million, and resulted in a market value adjustment of $2.0 million which is being accreted over the life of the respective advances as a reduction of interest expense on borrowings. The unaccreted market value adjustment totaled $1.4 million at December 31, 2015.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2015 and 2014 were $83.7 million and $84.7 million, respectively. There was no balance on these lines at December 31, 2015 and 2014. In February 2016, the Bank obtained an additional federal funds line accommodation from another correspondent bank in the amount of $22.5 million.

First Tennessee Bank National Association (FTN) allows the Company to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, is unsecured, but the Company has agreed that it will not pledge any of the capital stock of its wholly-owned subsidiary, Business First Bank, to secure any other obligation. As of December 31, 2015, there was no borrowing capacity available under the line, and $3.0 million was outstanding at a variable rate of 3-month LIBOR plus 2.5%. The rate was 2.93% as December 31, 2015, and adjusts quarterly. The FTN line matures in one year and was established for the sole purpose of repurchasing shares of the Company’s common stock from certain of its shareholders and for general corporate purposes. There was not a similar lending relationship in place as of December 31, 2014.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2015, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These securities have coupon rates of 2.0% and maturity dates in 2020. The related liability to repurchase these securities was $2.4 million at December 31, 2015. There was not a similar arrangement in place as of December 31, 2014.

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Continuing Operations:
Provision (Credit) for Current Taxes - Federal	$1,599	$2,128	$1,509
Provision (Credit) for Deferred Taxes	(74)	(764)	(493)

	$1,525	$1,364	$1,016

Discontinued Operations:
Provision (Credit) for Current Taxes - Federal	$—	$—	$270

Total Taxes:
Provision (Credit) for Current Taxes - Federal	$1,599	$2,128	$1,779
Provision (Credit) for Deferred Taxes	(74)	(764)	(493)

	$1,525	$1,364	$1,286

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Federal Statutory Income Tax at 34%	$1,911	$1,835	$2,064
Tax Exempt Income	(559)	(707)	(719)
Other - Net	173	236	(59)

	$1,525	$1,364	$1,286

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset at December 31, 2015 and 2014 is included in other assets. The components of the deferred tax assets (liabilities) are as follows:

	2015	2014
	(Dollars in thousands)
Allowance for Loan Losses	$2,463	$2,255
Acquried Loans Fair Market Value Adjustment	2,631	—
Acquired Securities Difference in Basis	(826)	—
Amortization of Start-Up Costs	69	82
Stock Warrants and Options	1,063	1,055
Depreciation	(804)	(172)
Interest on Acquired Nonaccrual Loans	47	—
Unrealized (Gain) Loss on Securities	406	331
Other Real Estate	147	73
Core Deposit Intangible	(869)	—
Acquired FHLB Debt Fair Market Value Adjustment	476	—
Deferred Compensation	907	679
Alternative Minimum Tax Credit	984	—
Net Operating Loss Carryforward	88	—

Net Deferred Tax Asset	$6,782	$4,303

The Company acquired certain deferred tax attributes and liabilities as a result of its merger with AGFC, including a net operating loss (“NOL”) carryforward of $287 thousand and alternative minimum tax (“AMT”) credit carryforwards of $984 thousand. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2015 the NOL carryforward was $259 thousand and expires in 2033. The AMT credit carryforward was $984 thousand as of December 31, 2015 and can be carried forward indefinitely as a credit against the Company’s regular tax liability.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:

Balance at Beginning of Year	$(643)	$(3,047)

Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	(136)	2,395
Reclassification Adjustment for (Gains) Losses
Realized - Net of Tax	(10)	9

Other Comprehensive Income (Loss)	(146)	2,404

Balance at End of Year	$(789)	$(643)

Note 15 – Stockholders’ Equity and Regulatory Matters –

Stockholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. There were no dividends declared or paid by the Company for the years ended December 31, 2015 and 2014.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.

Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2015 and 2014, the Bank met all of the capital adequacy requirements to which it is subject.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of December 31, 2015 and 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total capital, Tier I capital, risk-based common equity Tier I, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 which approximate the amounts and ratios for the Company (consolidated) at December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$115,828	12.17%	$76,159	8.00%	$95,199	10.00%
Tier I Capital (to Risk-Weighted Assets)	$108,584	11.41%	$57,120	6.00%	$76,159	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$108,584	11.41%	$42,840	4.50%	$61,879	6.50%
Tier I Leveraged Capital (to Average Assets)	$108,584	10.17%	$42,703	4.00%	$53,379	5.00%

December 31, 2014:
Total Capital (to Risk-Weighted Assets)	$83,637	12.96%	$51,615	8.00%	$64,519	10.00%
Tier I Capital (to Risk-Weighted Assets)	$77,005	11.94%	$25,808	4.00%	$38,711	6.00%
Tier I Leveraged Capital (to Average Assets)	$77,005	10.87%	$28,341	4.00%	$35,426	5.00%

Note 16 – Stock Based Compensation –

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants may be exercised by the holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). The warrants were fully vested on February 1, 2011 and were to expire in 2016. The warrant agreements were subsequently amended effective February 1, 2016 to extend the expiration time to February 2, 2019, with $48 thousand of compensation cost to be recognized on the effective date.

At December 31, 2015 and 2014, warrants for 89,125 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2015, warrants for 89,125 shares were exercisable, and there were no nonvested shares and no unrecognized compensation.

Using the Black-Scholes pricing model for the 89,125 shares (warrants) outstanding, the calculated value of $2.50 per share (warrant) was estimated on the date of grant using the following assumptions: expected dividends of 1%, expected life or term of 6.5 years, risk-free interest rate of 5.04%, and expected volatility of 13.19%. The expected volatility was estimated considering the historical volatility of an appropriate industry sector.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Stock Options

The Company has a stock option plan with 1,500,000 shares available to be granted as options under the plan. Under the provisions of the plan, the option price cannot be less than the fair value of the underlying common stock as of option grant date, and the maximum option term cannot exceed ten years.

During the years ended December 31, 2015 and 2014, total options of 42,800 and 45,900 were granted, respectively, to officers and other key employees. The stock options granted were issued at an exercise price of $17.11 per share with a vesting period of three years. Compensation expense of approximately $198 thousand and $485 thousand was recognized in 2015 and 2014, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards with the following assumptions for the years ended December 31, 2015 and 2014, respectively.

	2015	2014
Risk-Free Interest Rate	1.44%	1.66% - 1.76%
Expected Dividend Yield	0.00%	0.00%
Expected Volatility	29.39%	29.38% - 31.10%
Expected Life in Years	5 years	5 years
Weighted Average Calculated Value of Options Granted	$4.87	$5.20

The following is an analysis of the activity related to the stock options:

	Number of Options	Weighted Average Exercise Price
Outstanding Options, December 31, 2014	952,120	$12.50
Granted	42,800	17.11
Exercised	—
Forfeited or Expired	(41,640)	15.21

Outstanding Options, December 31, 2015	953,280	$12.59

At December 31, 2015, options for 814,530 shares at a weighted average exercise price of $12.26 were vested and exercisable, and there were 138,750 nonvested options and approximately $541 thousand of unrecognized compensation costs related to these options which is expected to be recognized in the future.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $351 thousand, $274 thousand and $283 thousand and is included in salaries and employees benefits for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2015 and 2014, the Company had recorded accrued liabilities of $2.4 million and $1.7 million, respectively. The expense related to the deferred compensation agreements was $336 thousand, $300 thousand and $250 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 18 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2015 and 2014:

	2015	2014	2013
	(Dollars in thousands)
Business Development	$805	$526	$499
Communications	469	286	326
Ad Valorem Shares Tax	669	540	551
Data Processing Fees	1,141	699	601
Directors Fees	325	366	235
Insurance	284	168	183
Legal and Professional Fees	1,980	1,193	1,034
Office Supplies and Printing	437	147	260
Regulatory Assessments	880	425	1,094
Taxes and Licenses	10	21	28
Nonrecurring Merger and Conversion Costs	1,149	—	—
Other	2,274	1,119	1,925

	$10,423	$5,490	$6,736

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 19 – Financial Instruments with Off-Balance-Sheet Risk –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the Balance Sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $176.8 million and standby and commercial letters of credit of approximately $9.2 million at December 31, 2015.

Note 20 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East and West Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne, Jefferson and adjacent parishes. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 7. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $312.2 million and $215.8 million, which accounted for 40.4% and 38.6% of total loans at December 31, 2015 and 2014, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $97.9 million and $61.1 million, respectively; these loans represented 12.7% and 10.9% of total loans at December 31, 2015 and 2014, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Commitments –

Leases

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from four to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $1.4 million, $1.2 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2016	$1,344
2017	1,157
2018	1,063
2019	948
2020 and Thereafter	5,794

$10,306

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

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty) and Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge); details of these commitments at December 31, 2015 are below.

	McLarty	Bluehenge
	(Dollars in thousands)
Total Capital Commitment	$2,000	$1,500
Capital Called	$1,272	$254
Remaining Unfunded Capital Commitment	$728	$1,246

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $76.0 million and $16.0 million at December 31, 2015 and 2014, respectively. The outstanding letters of credit as of December 31, 2015 are as follows:

One letter of credit of $11.0 million expires in March 2016.

One letter of credit of $5.0 million expires in May 2016.

One letter of credit of $35.0 million expires in June 2016.

One letter of credit of $25.0 million expires in June 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 22 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $22.0 million and $28.7 million at December 31, 2015 and 2014, respectively.

The activity in loans to directors, officers and their affiliates is as follows:

	2015	2014
	(Dollars in thousands)
Balance - Beginning of Year	$28,664	$39,202
New Loans	5,602	18,756
Repayments	(12,262)	(29,294)

Balance - End of Year	$22,004	$28,664

Related party deposits totaled $10.0 million and $19.3 million as of December 31, 2015 and 2014, respectively.

Note 23 – Fair Value of Financial Instruments –

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2015 and 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Available for Sale:
U.S. Government Agency Securities	$13,667	$—	$13,667	$—
Corporate Securities	11,072	—	11,072	—
Mortgage-Backed Securities	119,070	—	119,070	—
Municipal Securities	66,441	—	66,441	—
Other Securities	607	—	607	—

Total	$210,857	$—	$210,857	$—

December 31, 2014
Available for Sale:
U.S. Government Agency Securities	$9,142	$—	$9,142	$—
Corporate Securities	—	—	—	—
Mortgage-Backed Securities	34,026	—	34,026	—
Municipal Securities	30,660	—	30,660	—
Other Securities	675	—	675	—

Total	$74,503	$—	$74,503	$—

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Assets:
Impaired Loans	$14,224	$—	$14,224	$—
Repossessed Assets	2,033	—	2,033	—

Total	$16,257	$—	$16,257	$—

December 31, 2014
Assets:
Impaired Loans	$11,322	$—	$11,322	$—
Repossessed Assets	3,028	—	3,028	—

Total	$14,350	$—	$14,350	$—

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Other Equity Securities – The carrying amount approximates its fair value.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2015 and 2014 are as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2015
Financial Assets:
Cash and Short-Term Investments	$43,407	$43,407	$43,407	$—	$—
Securities	210,857	210,857	—	210,857	—
Loans - Net	765,148	761,241	—	—	761,241
Cash Value of BOLI	22,339	22,339	—	22,339	—
Other Equity Securities	5,350	5,350	—	—	5,350

	$1,047,101	$1,043,194	$43,407	$233,196	$766,591

Financial Liabilities:
Deposits	$904,236	$897,771	$—	$—	$897,771
Borrowings	54,579	54,561	—	54,561	—

	$958,815	$952,332	$—	$54,561	$897,771

December 31, 2014
Financial Assets:
Cash and Short-Term Investments	$26,832	$26,832	$26,832	$—	$—
Securities	74,503	74,503	—	74,503	—
Loans - Net	551,754	551,037	—	—	551,037
Cash Value of BOLI	17,376	17,376	—	17,376	—
Other Equity Securities	1,799	1,799	—	—	1,799

	$672,264	$671,547	$26,832	$91,879	$552,836

Financial Liabilities:
Deposits	$587,252	$581,239	$—	$—	$581,239
Borrowings	15,000	14,986	—	14,986	—

	$602,252	$596,225	$—	$14,986	$581,239

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 24 – Litigation and Contingencies –

In conjunction with the AGFC merger, certain shareholders exercised their statutory rights of appraisal. As of December 31, 2015 there were 53,094 unsettled AGFC shares. The AGFC purchase price reflected in these financial statements includes a cash payment of $155 per AGFC share to the unsettled former AGFC shareholders, which represents the amount the Company estimated to be the fair value of the former AGFC shareholders’ AGFC shares. The former AGFC shareholders are disputing the Company’s determination of fair value, and have requested a cash merger consideration payment of $263 per AGFC share. As calculated in accordance with the merger agreement, the actual AGFC merger consideration to the former AGFC shareholders was valued at $219.94 per AGFC share, with $10 paid in cash and the remainder in shares of the Company’s common stock. As a result, the fair value of the AGFC shares relative to the unsettled appraisal rights shares is currently in litigation, with a trial date set for May 2016. Discovery is ongoing and the amount of the ultimate settlement cannot be reasonably estimated as of the date of these financial statements. Any legal costs associated with defense of this litigation are being expensed as incurred.

Other

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 25 – Subsequent Events –

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were available to be issued. This evaluation did not result in any subsequent events that required disclosures and /or adjustments under general accounting standards.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 26 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Dollars in thousands)

	2015	2014
Assets:

Cash	$359	$950
Investment in Subsidiaries	113,265	76,362
Other Assets	1,906	1,533

Total Assets	$115,530	$78,845

Liabilities:
Short Term Borrowings	$3,000	$—
Accrued Interest Payable	21	—
Other Liabilities	60	—

Total Liabilities	3,081	—

Stockholders’ Equity:

Common Stock	7,036	5,315
Additional Paid-in Capital	85,913	57,225
Retained Earnings	19,500	16,305

Total Stockholders’ Equity	112,449	78,845

Total Liabilities and Stockholders’ Equity	$115,530	$78,845

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
Income:
Interest	$1	$4	$4
Expenses:
Other Operating Expenses	1,437	1,095	653

Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	(1,436)	(1,091)	(649)

Income Tax Expense (Benefit)	(474)	(371)	(221)

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(962)	(720)	(428)

Equity in Undistributed Net Income of Subsidiaries	5,058	4,753	5,213

Net Income	$4,096	$4,033	$4,785

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

General

Our board of directors and the board of directors of Business First Bank are each made up of the same 16 individuals. Our directors are elected by shareholders at our annual shareholders’ meeting. The elected directors hold office until the next annual meeting, or until their successors are duly elected and qualified. Our executive officers are appointed by and serve at the discretion of our board of directors.

The directors of Business First Bank are elected by us, as the sole shareholder of Business First Bank, each year and they hold office for a term of one year or until their successors are chosen and qualified. The executive officers of Business First Bank are appointed by and serve at the discretion of its board of directors. The following table sets forth the current directors and executive officers of Business First and Business First Bank:

Name (Age)	Title/Position with Business First	Position Since	Title/Position with Business First Bank	Position Since
Lloyd Benny Alford (70)	Director	May 2012	Director	February 2006
John Graves (74)	Director	May 2012	Director	July 2006
Robert S. Greer Jr. (68)	Director, Chairman	May 2012	Director, Chairman	April 2010
David L. Laxton III (66)	Director	June 2015	Director	June 2015
Rolfe Hood McCollister Jr. (60)	Director	August 2005	Director	August 2005
Andrew D. McLindon (55)	Director	May 2012	Director	April 2006
David R. (“Jude”) Melville III (41)	Director, President and Chief Executive Officer	March 2011(1)	Director, President and Chief Executive Officer	March 2011(1)
Patrick E. Mockler (47)	Director	May 2012	Director	March 2006
David A. Montgomery (55)	Director	May 2012	Director	December 2007
Arthur Price (50)	Director	May 2012	Director	December 2008
Fayez K. Shamieh (70)	Director	May 2012	Director	January 2010
C. Stewart Slack (60)	Director	May 2012	Director	December 2007
Kenneth Smith (53)	Director	May 2012	Director	December 2011
Thomas Everett Stewart Jr. (61)	Director	August 2005	Director	August 2005
Steve White (56)	Director	May 2012	Director	April 2010
Robert Yarborough (62)	Director	May 2012	Director	August 2006
Robert Bond (54)	None	N/A	Executive Vice President, Capital Region Chief Executive Officer	June 2009
Steven Champney (50)	Treasurer	January 2009	Executive Vice President, Chief Financial Officer	August 2008
Don Hingle (55)	None	N/A	Executive Vice President, Southeastern Region Chief Executive Officer	July 2009
Gregory Robertson (44)	None	N/A	Executive Vice President, Chief Banking Officer	July 2015
Philip Jordan (43)	None	N/A	Executive Vice President, Western Region Chief Executive Officer	July 2015(2)

(1)	Mr. Melville has been with the bank since its inception in February 2006, previously serving as its Chief Administrative Officer. He was promoted to the position of Chief Executive Officer in March 2011.
(2)	The board of directors reviewed the current duties and responsibility of Mr. Jordan as Executive Vice President, Western Region Chief Executive Officer, and designated him as an “executive officer” of Business First in February 2016.

Board of Directors and Executive Officers

A brief description of the background of each of our directors and executive officers is set forth below. There are no arrangements between us and any person pursuant to which such person has been elected as a director. No director or executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or executive officer or director. Since the filing of our Special Financial Report on Form 10-K for the fiscal year ended December 31, 2014, there have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Lloyd Benny Alford. Benny Alford serves as a director for Business First and Business First Bank. Mr. Alford owns and operates Benny’s Car Wash & Oil Change, headquartered in Baton Rouge, Louisiana. He was first employed by the car wash in 1964, and took over the operation from his father in 1970. He has since expanded services to include convenience stores and has opened six locations and anticipates opening a seventh location in the near future. Mr. Alford brings to our board of directors valuable knowledge and experience relating to the ownership and management of small businesses.

John Graves. John Graves serves as a director for Business First and Business First Bank. Mr. Graves is President of Evans-Graves Engineers, Inc., in Baton Rouge, Louisiana, and has served as the firm’s President since 1986. Mr. Graves holds a bachelor’s degree in civil engineering from Louisiana State University. He previously represented East Baton Rouge Parish on the Regional Planning Commission for 26 years, and he presently serves as Chairman of the Civil and Environmental Engineering External Advisory Board at LSU. He also currently serves on the board of directors for Pennington Biomedical Research Foundation. Mr. Graves brings entrepreneurial and business building skills and experience to our board of directors. He also provides valuable insight and experience as a result of his service on the boards of directors for other companies and institutions.

Robert S. Greer, Jr. Mr. Greer serves as Chairman of the Board of Business First and Business First Bank. Mr. Greer previously served as President of multiple insurance companies during his career. He retired in 2013 from his position as President and Chief Executive Officer of LEMIC Insurance Company, a workers’ compensation insurer in Baton Rouge, Louisiana. Prior to his retirement, Mr. Greer served as the President and Chief Executive Officer of LEMIC Insurance Company since 2001. Mr. Greer holds a bachelor’s degree in insurance from Louisiana State University. Mr. Greer also currently serves as a director of Starmount Life Insurance and as a director of Woman’s Hospital. Mr. Greer benefits our board of directors through his extensive business knowledge and experience in the insurance industry as well as with valuable insight gained through his service on other boards of directors. His commitment to our success is also demonstrated by his service as its Chairman of the Board.

David L. Laxton, III. David L. Laxton, III serves as a director for Business First and Business First Bank. Mr. Laxton has over 35 years of experience in the energy and distribution industries. He was one of the founders of Edgen Group Inc., a global supplier of specialty pipe, fittings, plates, valves and structural steels to the energy industry. He served from its founding in 1996 as Executive Vice President and Chief Financial Officer until his retirement in 2014. During his tenure, he supervised the acquisition of more than a dozen companies located in the United States, Canada, the United Kingdom, Dubai and Singapore. He also co-led Edgen’s initial public offering and listing on the New York Stock Exchange, and managed over $2.0 billion in company, bank and public market debt offerings. In addition to his experience in the energy industry, Mr. Laxton served on the board of directors of American Gateway Bank from 1996 until its 2015 merger with Business First Bank. While on that board, he served as Chairman for five years and also as Chairman of the Audit Committee. Our board of directors believes that it will benefit from Mr. Laxton’s valuable corporate and banking experience, as well as from his specific knowledge regarding the markets and customers served by the recently acquired American Gateway Bank.

Rolfe Hood McCollister, Jr. Rolfe McCollister, Jr. serves as a director for Business First and Business First Bank. Mr. McCollister is the founder of Louisiana Business, Inc., which publishes Greater Baton Rouge Business Report (started in 1982), 225 magazine, inRegister magazine, Daily Report online news, Louisiana NEXT, Welcome magazine, 10/12 Industry Report and other specialty publications. Louisiana Business, Inc., also produces the Baton Rouge Business Awards and Hall of Fame, Influential Women in Business, the Louisiana Business Symposium, Forty Under 40 and several other annual events. Mr. McCollister is a graduate of Louisiana State University and currently serves as a board member of the LSU System Board of Supervisors. His business management experience, previous service on the board of directors of three banks, and many community contacts enable him to make valuable contributions to our board of directors.

Andrew D. McLindon. Andrew McLindon serves as a director for Business First and Business First Bank. Mr. McLindon has served since 1989 as President and Chief Executive Officer of Mainspring Companies, LLC, a management firm that oversees operations for the following companies: MBD Construction, a commercial construction firm; MBD Maintenance, a commercial building maintenance company; MBD Automation, a automated equipment installation provider; Genlease, a provider of emergency power solutions; McLindon Development, a real estate development company; and 4 Real Estate Services, a property management company. Mr. McLindon earned a bachelor’s degree in construction management from Louisiana State University. Mr. McLindon brings executive decision-making, leadership and risk assessment skills to our board of directors as a result of his experience in the construction industry. His experience in real estate development and construction also benefit our board of directors.

David R. Melville III. David R. “Jude” Melville, III serves as a director, president, and Chief Executive Officer of Business First and Business First Bank. Mr. Melville has served in these capacities since 2011 and has served in various management roles since the Bank’s inception in 2006. Prior to serving in the banking industry, Mr. Melville served as a captain in the United States Air Force. Mr. Melville earned a bachelor’s degree in social studies from Harvard College and a Master’s of Science degree in Management from the London School of Economics. Mr. Melville is also a 2007 graduate of the Graduate School of Banking at Louisiana State University. He is active in the not for profit community, serving at various times as Treasurer of the United Way of Northwest Louisiana, Vice-Chairman of Woody’s Home for Veterans, Treasurer of Iris Women’s Domestic Violence Shelter, and as a member of the Young Presidents Organization (YPO), the Committee of 100, and on the board of Louisiana Association of Business and Industry (LABI).

Patrick E. Mockler. Patrick Molker serves as a director for Business First and Business First Bank. Mr. Mockler has served as President of Mockler Beverage Company, ALP since 2007, and has been a partner of Mockler Beverage Company, ALP since 1995. Mr. Mockler holds a bachelor’s degree in international trade and finance from Louisiana State University. He has also served as a partner of New Orleans Eagle Investments, LLC since 2009. Mr. Mockler is an active participant in his community, having served in various capacities on over a dozen non-profit boards. Currently Mr. Mockler serves on the Louisiana Workers Compensation Corporation board and as the Treasurer and Secretary of the Baton Rouge Area Sports Foundation board. Mr. Mockler brings valuable business management skills and key relationships to our board of directors.

David A. Montgomery. David Montgomery serves as a director for Business First and Business First Bank. Mr. Montgomery has served as Vice President of Montgomery Agency, Inc., an independent insurance agency, since 1990. Mr. Montgomery is a Certified Public Accountant and he is currently a councilman at large with Bossier City, Louisiana. He also served for 14 years as the Chairman of the Budget Committee for the Bossier City Council. Since 1996, Mr. Montgomery has served on the Finance Committee for North Louisiana Volunteers of America. Mr. Montgomery holds a bachelor’s degree in accounting from Louisiana State University. Mr. Montgomery brings extensive knowledge of the insurance and accounting industries to our board of directors. He also provides valuable knowledge and insight derived from his service for civic and governmental organizations.

Arthur Price. Arthur Price serves as a director for Business First and Business First Bank. Mr. Price has served as Vice President, Finance / CFO for Badger Oil Corporation for over twenty years. Badger Oil and its affiliates participate in the exploration, drilling and production of crude oil and natural gas, with primary operations in the Louisiana Gulf Coast region and the Outer Continental Shelf of the Gulf of Mexico. Prior to joining Badger Oil, Mr. Price worked as an oil and gas accountant with a specialized firm located in Lafayette, Louisiana. As a senior member of the oil and gas community, Mr. Price is an active board member of the Louisiana Oil and Gas Association and the Louisiana Association of Business and Industry, where he is a current member of the Executive Committee. Mr. Price is also a former member of the board of The Lafayette Petroleum Club, having served as Treasurer and President. Mr. Price received a Bachelor of Science degree in Business Administration from the University of Southwestern Louisiana (now The University of Louisiana, Lafayette) in 1989 and is a Certified Public Accountant.

Fayez K. Shamieh, M.D. Dr. Fayez Shamieh serves as a director for Business First and Business First Bank. Dr. Shamieh is a physician specializing in neurology. In 1979, Dr. Shamieh founded Neuro Associates in Lake Charles, Louisiana, and has been a senior member at the clinic since that time. Dr. Shamieh earned a degree in medicine from Ain Shams University in Cairo, Egypt. He completed his Neurology Residency and a fellowship in Neurophysiology at Baylor College of Medicine in Houston, Texas. Dr. Shamieh has been a member of a nonprofit organization called Physicians for Peace, headquartered in Norfolk, Virginia, where for the past 22 years the volunteer members from all over the United States provide and enhance the up to date advances and the teaching to the medical communities of the needy countries all over the world. In addition to treating the most difficult and complicated cases, these volunteers carry with them donated equipment and huge amount of medicine. Dr. Shamieh concentrated and led the medical missions to the Palestinian West Bank and the area of the Holy Land at least once or twice a year. He currently serves as a counselor for Southern Medical Associates and has previously served on the board of directors for the Louisiana State Medical Society. Dr. Shamieh brings entrepreneurial and business building skills and experience to our board of directors, having successfully managed his own medical clinic for over thirty years. He also has valuable connections within the business and medical communities we serve.

C. Stewart Slack. Stewart Slack serves as a director for Business First and Business First Bank. Mr. Slack currently serves as Vice President of Business Development for KDC Real Estate Development & Investments, a national real estate development company. From 1998 to 2013 Mr. Slack was a partner in Slack-Alost Development, a regional real estate development company. Mr. Slack also served as founder and President of Slack Alost Architecture from 1985 to 2013. Mr. Slack served as a director for Premier Bank, later Bank One, from 1989 to 2000. Mr. Slack serves on the board of directors for the LSU Honors College, and was the state-wide fund raising chairman for the national “Forever LSU” endowment fund campaign. For almost 20 years he served on the board of directors for The One Foundation, a North Louisiana philanthropic fund supporting non-profits. Mr. Slack was also a long time board member and past President of The Strand Theater Corporation, board of directors for the Shreveport Chamber of Commerce, Committee of 100, and the LSU Health Sciences Center Foundation Board. In 2000, Mr. Slack was appointed to a six year term on the LSU Board of Supervisors and was elected Chairman in 2004. Mr. Slack obtained a professional degree in Architecture from Louisiana State University. He has extensive business knowledge and experience in real estate, architecture and construction. His experience, combined with his service on other boards of directors, benefits us. Most notably, Mr. Slack brings to our board of directors over ten years of prior experience as a bank director.

Kenneth Smith. Kenneth Smith serves as a director for Business First and Business First Bank. Mr. Smith is President and Chief Executive Officer of T. Baker Smith, LLC, a professional services firm that provides planning, environmental, surveying, engineering, and construction management services. Mr. Smith has been with T. Baker Smith, LLC since 1980. He also serves as

Managing Partner for the following companies: TBS Holding, LLC, a real-estate holding company; Four C’s of Houma, LLC, a personal investment company; and Mega Beast Commercial Realty, a commercial real estate company. Mr. Smith serves as President for the Louisiana Pipeliners Association, past President of South Central Industrial Association, and he currently serves as a member of the Louisiana Oil & Gas Association and Louisiana Association of Business & Industry. Mr. Smith earned a degree in civil engineering from Louisiana Tech University. He brings extensive business skills and experience to our board of directors, having successfully managed his own business for many years. Mr. Smith is also an active leader in his community and serves on the boards of many civic organizations. His many professional and community contacts benefit our board of directors.

Thomas Everett Stewart, Jr. Everett Stewart serves as a director for Business First and Business First Bank. Mr. Stewart has been retired since 2009. From 1988 to 2009, he served as President of Interstate Logos, LLC, a wholly-owned subsidiary of the Lamar Advertising Company. Mr. Stewart also served as a board member of Lamar Advertising Company for several years, and he served on the board of The Business Bank of Baton Rouge for two years. Mr. Stewart earned a bachelor of science degree in business administration from Auburn University. He has extensive business knowledge and brings years of experience managing a subsidiary of a publicly-traded company to our board of directors.

Steve White. Steve White serves as a director for Business First and Business First Bank. Mr. White has served as the Business Manager for the William A. Robinson Trust since January of 2009. He also serves as a member of the board of directors of Bear Creek Services, an oil and gas venture with development and production in an approximate four-state area. Mr. White’s previous work experiences include serving in roles as President, Senior Vice President, and other executive roles in U.S. and international logistic businesses. He also served as a Chief Operations Officer in the home health and hospice industry. Mr. White graduated from Louisiana Tech University with a Bachelor of Science degree in petroleum engineering in 1985. Mr. White’s experience in asset management and his knowledge of the oil and gas industry are valuable to our board of directors.

Robert Yarborough. Mr. Yarborough serves as a director for Business First and Business First Bank. Mr. Yarborough is the Chief Executive Officer and co-owner of Manda Fine Meats, a meat processing company headquartered in Baton Rouge, Louisiana. Mr. Yarborough has been with Manda Fine Meats since 1976. He earned a bachelor’s degree in marketing from Louisiana State University. Mr. Yarborough has served as a director for a number of non-profits and business associations, and currently serves as a board member of the LSU System Board of Supervisors. Mr. Yarborough brings leadership, business knowledge and valuable community contacts to our board of directors through his long experience in managing a business and through his service on various other boards.

Steven Champney. Steven Champney has served as the Executive Vice President and Chief Financial Officer of Business First Bank since 2008. He has worked in financial management positions within the banking industry since 1990, including four years as a consultant to Louisiana area banks for Arthur Andersen, LLP. Mr. Champney earned a bachelor’s degree in business administration and an MBA from the University of Southern Mississippi.

Robert Bond. Mr. Bond is the Executive Vice President and Capital Region Chief Executive Officer of Business First Bank. He has been with Business First Bank since 2009. Prior to joining Business First Bank, Mr. Bond worked for JP Morgan Chase Bank, NA for 14 years. He earned a bachelor’s degree in business and public administration and an MBA from Louisiana State University.

Gregory Robertson. Mr. Robertson serves as the Chief Banking Officer of Business First Bank. He has been in the banking business since 1996. Mr. Robertson worked at City Savings Bank and Trust Co. from 1996 to 2011, where he served in many capacities, including branch manager, commercial lender, program manager for City Savings Financial Services, and Senior Vice President. As Chief Banking Officer for Business First Bank, he leads the unified production team that includes the bank’s three geographic regions, as well as wealth management, treasury management, mortgage lending, credit administration, and loan documentation functions. Mr. Robertson graduated from Northwestern State University in 1993 with a Bachelor of Science degree.

Don Hingle. Don Hingle has been with Business First Bank since July 2009 and currently serves as the Executive Vice President of the Southeastern Region, which includes Houma, Covington and New Orleans. Prior to his promotion to Executive Vice President in February of 2014, Mr. Hingle served as the Regional President of Business First Bank’s Bayou Region (Houma Market). Mr. Hingle manages all aspects of the banking centers in the above-described markets, and all market Presidents report to him. Mr. Hingle is also responsible for managing business development and operations in the markets he oversees. Mr. Hingle holds a Bachelor’s Degree in Finance and a Master’s of Business Administration from the University of New Orleans.

Philip Jordan. Mr. Jordan has been with Business First Bank since August 2008 and currently serves as the Western Region Chief Executive Officer which includes the southwest, northwest and Lafayette areas of Louisiana. Prior to his promotion to Executive Vice President in July 2015, Mr. Jordan served as Regional President of Business First Bank’s Northwest Louisiana division. Mr. Jordan manages all aspects of the banking centers within the Western Region, and all market Presidents report to him. He is also responsible for managing all business development activities and operations for the markets within his region. Mr. Jordan holds a Finance degree from Louisiana Tech University.

Corporate Governance Principles and Code of Ethics

We are committed to having sound corporate governance principles, both at the holding company level and at Business First Bank. Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. We have adopted a set of corporate governance guidelines that embodies these principles. We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, in accordance with applicable SEC rules. Our Code of Business Conduct and Ethics is posted on our Internet website (www.b1bank.com) under the Shareholder Information page.

Director Independence

The Audit Committee of our board of directors has determined that a majority of our directors are independent, as that term is defined below. The Audit Committee has determined that Mr. Melville is not independent, because he is an employee of Business First Bank. The Audit Committee annually reviews relationships that exist between Business First and each director and his or her related interests for the purpose of determining whether the director is independent. The full board conducts this review on directors serving as members of the Audit Committee. A director is presumed to be independent unless the director (or his or her immediate family members):

•	has been an employee or executive of Business First or Business First Bank at any time during the last three years;

•	has been an employee or partner of Business First’s independent registered public accounting firm at any time during the last three years;

•	is an owner, partner, employee or director of an entity with material relationships (i.e., makes payments to, or receives payments from, Business First or Business First Bank which exceed the greater of $500,000 or 2% of the entity’s gross revenues) with Business First or Business First Bank, either as a vendor or customer, except in situations where revenues are generated as a result of a competitive bid process in which the board of directors determines the business relationship is in the best interest of Business First; or

•	receives more than $100,000 per year in direct compensation from Business First, other than director and related fees.

The Audit Committee does not consider any additional transactions below the threshold amount of $100,000 in determining whether any director is independent.

Audit Committee

Our board of directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of independent auditors and our internal audit function, and risk assessment and risk management. Our board of directors has determined that each of the members of the Audit Committee satisfies the independence and other composition requirements of the SEC. Members of our audit committee include:

•	Patrick E. Mockler

•	David A. Montgomery

•	Thomas Everett Stewart, Jr.

•	Steve White

•	Robert Yarborough

Our board of directors has determined that David Montgomery qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act, and has the requisite accounting or related financial expertise required by applicable SEC rules.

ITEM 11.	Executive Compensation.

Business First’s named executive officers for 2015, which consist of its principal executive officer and the two other most highly compensated executive officers, are:

•	David R. (“Jude”) Melville III, Business First’s and Business First Bank’s President and Chief Executive Officer;

•	Steven Champney, Business First’s Treasurer and Business First Bank’s Executive Vice President and Chief Financial Officer; and

•	Robert Bond, Business First Bank’s Executive Vice President, Capital Region Chief Executive Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2015 and 2014. The compensation shown on the table below is paid to such employees by Business First Bank.

Name and Principal Position	Year ($)	Salary ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)			All Other Comp.(1) ($)		Total ($)
David R. (“Jude”) Melville III President and Chief Executive Officer	2015 2014	$ $	350,000 274,500	— —	$ $	210,000 100,000	(2) (3)	$ $	42,665 43,242	$ $	602,665 417,742

Steven Champney Executive Vice President and Chief Financial Officer	2015 2014	$ $	252,585 247,632	— —	$ $	63,250 62,000	(2) (3)	$ $	42,665 43,235	$ $	358,500 352,867

Robert Bond Executive Vice President, Capital Region Chief Executive Officer	2015 2014	$ $	250,000 230,000	— —	$ $	65,000 62,000	(2) (3)	$ $	39,764 32,923	$ $	354,764 324,923

1.	All Other Compensation for the named executive officers includes the total of the benefits and perquisites in the table below.
2.	Paid in 2016 for service in 2015.
3.	Paid in 2015 for service in 2014.

Named Executive Officer	Year ($)	Car Allowance		Health & Welfare Plan Premiums		Club Dues		Total
David R. (“Jude”) Melville III	2015 2014	$ $	10,728 10,728	$ $	19,937 20,514	$ $	12,000 12,000	$ $	42,665 43,242
Steven Champney	2015 2014	$ $	10,728 10,728	$ $	19,937 20,506	$ $	12,000 12,000	$ $	42,665 43,234
Robert Bond	2015 2014	$ $	10,728 10,728	$ $	17,036 17,695	$ $	12,000 4,500	$ $	39,764 32,923

Outstanding equity awards at 2015 fiscal year-end

The following table provides information regarding outstanding equity awards held by each of our named executive officers on December 31, 2015.

	Options Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
David R. (“Jude”) Melville III	05/17/2011		100,000	—	100,000	(1)	$15	05/17/2021
	12/22/2006		85,600	6,800	92,400	(2)	$10	12/22/2016
	7/17/2006	(3)	500	—	500	(4)	$10	02/01/2016
Steven Champney	09/01/2008		40,000	10,000	50,000	(2)	$12	09/01/2018
Robert Bond	05/17/2011		40,000	—	40,000	(1)	$15	05/17/2021
	07/19/2010		11,250	11,250	22,500	(2)	$15	07/19/2020
	06/15/2009		4,500	3,000	7,500	(2)	$15	06/15/2019

(1)	Options vest over a period of 4 years following the date of grant.
(2)	Options vest over a period of ten years following the date of grant.
(3)	Represents warrants to purchase shares of our common stock.
(4)	Warrants vest over a period of 5 years following the date of grant.

Employment Agreements

Business First Bank is a party to employment agreements with certain of its named executive officers and certain of its other employees. With respect to its named executive officers, Business First Bank has entered into an employment agreement with each of David (“Jude”) Melville III and Steven Champney. A summary description of the employment agreements with each of these named executive officers is set forth below.

David Melville, III. Business First Bank has entered into an employment agreement with David (“Jude”) Melville, III regarding his service as its Chief Executive Officer. The employment agreement with Mr. Melville provides for an automatically renewing one-year term unless Business First Bank gives notice to Mr. Melville at least 90 days prior to the end of the term that the term will not be extended. The agreement, as amended, provides for Mr. Melville to receive a base salary of not less than $274,500 annually, as well as for Mr. Melville’s participation in benefit plans and incentive bonus plans offered by Business First Bank. Mr. Melville is also entitled to paid vacation, a vehicle allowance, a country club membership and health insurance.

If Mr. Melville’s employment is terminated by Business First Bank without cause (as defined in the agreement) during the term of the agreement or if Mr. Melville terminates is his employment for good reason (as defined in the agreement), he will be entitled to payment of an amount equal to two times his then current annual base salary, plus certain continued benefits to which he would otherwise be entitled in accordance with the terms and provisions of any such plans or programs. In addition, if, following a change-in-control (as defined in the agreement) of Business First or Business First Bank, Mr. Melville remains employed for a 12 month period, he will be permitted to terminate his employment for any reason within 90 days of the end of such 12 month period and receive compensation as if he had terminated his employment for good reason. Mr. Melville would also be provided with a tax “gross-up” payment if any of the payments above subject him to certain excise taxes.

Steven Champney. Business First Bank has entered into an employment agreement with Steven Champney regarding his service as its Executive Vice President and Chief Financial Officer. The employment agreement with Mr. Champney provides for a term ending August 31, 2018; provided, that the agreement renews for an additional two years at the end of the term (and each extension of the term) unless Business First Bank gives notice to Mr. Champney at least 60 days prior to the end of the term that the term will not be extended. The agreement, as amended, provides for Mr. Champney to receive a base salary of not less than $239,200 annually, as well as for Mr. Champney’s participation in benefit plans and incentive bonus plans offered by Business First Bank. Mr. Champney is also entitled to paid vacation, a vehicle allowance, membership in a country club and health insurance. The agreement further provides for the issuance of options to purchase 50,000 shares of our common stock, which options continue to vest in equal increments over a term of ten years from the date they were granted. The agreement also provides for Mr. Champney’s participation in future grants of stock options to Business First Bank’s senior executives.

Mr. Champney’s employment agreement, as amended, provides for severance equal to that of other senior executive officers, other than the Chief Executive Officer and/or one other designee of Business First Bank.

Other Employment Arrangements. In addition to the employment agreements described above, Business First Bank has entered into employment and/or compensation arrangements with certain of its officers with varying terms taking into consideration the nature of the position and the particular individual’s skills and experience. Our overall executive compensation program is designed to attract, motivate, reward and retain key members of our management. A major goal of our compensation program is to align the compensation structure for our executives with shareholders’ interests and current market practices.

All of our officers serve at the pleasure of our board of directors. If any of these individuals leaves his or her respective position, our business, financial condition, results of operations may suffer.

Equity Incentive Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which certain of our officers, directors and employees became eligible to receive options to purchase shares of our common stock. Our Stock Option Plan, as amended, permits a maximum number of 1,500,000 shares to be issued upon the exercise of awards granted under the plan.

As of December 31, 2015, we had granted total options to purchase 953,280 shares of our common stock, of which 814,530 were vested, and an additional 542,890 shares of our common stock remained available for issuance under the plan. At December 31, 2015, the weighted average exercise price of the stock options issued under our Stock Option Plan was $12.59.

Our Stock Option Plan is intended to provide certain of our officers, directors and employees the opportunity to acquire a proprietary interest in our success by granting stock option awards to such individuals. Specifically, the plans are intended to advance our interests by (1) enabling us to attract and retain the best available individuals for positions of substantial responsibility; (2) providing additional incentive to such persons by affording them an opportunity for equity participation in our business; and (3) rewarding officers, directors and employees for their contributions.

Our Stock Option Plan is administered by our board of directors. Our board of directors has authority with respect to the plan to:

•	modify the requirements of the plan to conform with the law or to meet special circumstances not anticipated or covered in the plan;

•	establish policies; and

•	adopt rules and regulations and prescribe forms for carrying out the purposes and provisions of the plan.

Both “Incentive Stock Options” and “Non-Qualified Options” may be granted under our Stock Option Plan from time to time. Incentive Stock Options are stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Non-Qualified Options are stock options that do not satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended.

Under the plan, the aggregate fair market value (determined as of the date an option is granted) of the shares with respect to which Incentive Stock Options are exercisable for the first time by any optionee during any calendar year may not exceed $100,000. The option price to be paid upon exercise of an Incentive Stock Option or a Non-Qualified Option is determined by our board of directors, but in no event may such price be less than the fair market value per share of our common stock on the date of the grant.

Our board of directors has the discretion to fix the period during which any option (including Incentive Stock Options and Non-Qualified Options) may be exercised, provided that no options may be exercised more than 10 years after the date of grant. Each option may be exercised upon such terms and conditions as our board of directors determines. In making any determination as to whom options shall be granted, and as to the number of shares to be covered by such options, our board of directors considers the duties of the respective officers, directors and employees, their present and potential contributions to our success, profitability and growth, and such other factors as the board deems relevant in connection with accomplishing the purposes of the Stock Option Plan.

Supplemental Executive Retirement Plan

Business First Bank maintains a Supplemental Executive Retirement Plan (“SERP”) which provides a select group of management with salary continuation benefits upon their retirement, or death benefits to their named beneficiary in the event of their death. The SERP, which was established August 1, 2009, is an unfunded nonqualified deferred compensation plan where certain executives of Business First Bank are selected to participate in the plan at the discretion of the board of directors. SERP benefits are based upon the position and salary of the executive officer at retirement, disability or death. Normal retirement benefits under the plan for Tier I executive officers are equal to 50% of the participant’s average compensation, payable over the longer of 180 months or the participant’s life. Normal retirement benefits under the plan for Tier II executives are equal to 25% of the participant’s average compensation, payable over 180 months. The SERP is administered by The Pangburn Group, who also provide guidance to Business First Bank relating to the valuation method and assumptions.

Benefits are also available in the event of death, disability or early retirement. Under the early retirement provisions for certain executives, if separation from service occurs after reaching early retirement age and prior to normal retirement age, Business First Bank will pay the executive a reduced benefit equal to the vested accrued benefit calculated as of the early retirement date, payable in 180 equal monthly installments beginning on the normal retirement date. For other executives, instead of an early retirement benefit, the separation from service benefit prior to normal retirement age provides the executive with a separation from service benefit equal to the participant’s vested accrued benefit payable in 180 equal monthly installments commencing within 30 days of the date of separation. The early retirement age means the date the executive attained age fifty-five and completed 10 years of service. The normal retirement age is the date the executive attained age sixty-five.

In the event the participant dies prior to the commencement of benefits under the plan, the executive’s beneficiary will be entitled to a survivor’s benefit which equals the amount of the vested accrued benefit, calculated as of the date of death, and payable in a single lump sum within 90 days following the date of death. If the executive dies after the commencement of benefits but prior to receiving all such payments due and owing under the plan, the unpaid balance of the payments will continue to be paid to the executive’s beneficiary for the remainder of the payout period.

If the participant becomes disabled prior to commencement of benefits under the plan, a disability benefit equal to the executive’s vested accrued benefit calculated as of the disability date shall be payable in 180 equal monthly installments commencing within 30 days of the disability determination date.

Upon a change of control prior to separation from service, the participant shall become 100% vested in his or her accrued benefit, calculated as of the effective date of the change of control. Business First Bank will pay the executive the change of control benefit in a single lump sum amount within 30 days following that date.

For purposes of calculating the participant’s vested accrued benefit, the executive shall become 100% vested upon completion of ten years of service and the attainment of age fifty-five. Prior to the completion of ten years of service and the attainment of age fifty-five, the participant shall be zero percent vested. However, in the event of a participant’s death or disability, or a change in control, the executive shall become one hundred percent vested.

The benefits under the SERP will be paid out of the general unrestricted assets of Business First Bank. The Bank has elected to purchase life insurance contracts, more specifically Bank Owned Life Insurance (“BOLI”), each of which may be used as a source of liquidity to fund these future benefits. Business First Bank is the owner and beneficiary of these life insurance policies, which are general assets of the Bank.

Split-Dollar Agreement

Business First Bank owns two split-dollar endorsement policies covering the life of the Chairman Emeritus. Under the terms of the August 1, 2009 agreement, the Bank will be entitled to a share of the policy proceeds equal to the dollar amount of cumulative premiums paid for the policies. The remainder of the policy proceeds will be paid to the Chairman Emeritus’ beneficiaries.

Director Compensation

Each of our directors who is not also an executive officer of Business First Bank receives compensation for attending various board of directors and committee meetings. Our directors who are not executive officers of Business First Bank receive $500.00 for their attendance at each board meeting as well as a monthly retainer. Our Chairman of the Board receives a monthly retainer of $11,333.34 and an auto allowance of $894.00. Each director receives a monthly retainer of $416.67 and each Committee Chairperson receives an additional monthly retainer of $333.33, except if the Chairman of the Board is a Committee Chairperson, no additional monthly retainer is paid. The members of the Directors Loan Committee, including the Chairperson, receive $250.00 for each meeting attended on a non-board meeting day.

The following table sets forth compensation paid, earned or awarded during 2015 to each of our directors and the directors of Business First Bank, other than directors who are also named executive officers, whose compensation is described in the ”Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Lloyd Benny Alford	$16,167	—	$16,167
John Graves	$16,167	—	$16,167
Robert S. Greer Jr.	$158,728	—	$158,728
David L. Laxton III(1)	$5,500	—	$5,500
Rolfe Hood McCollister Jr.	$15,750	—	$15,750
Andrew D. McLindon	$16,167	—	$16,167
Patrick E. Mockler	$11,917	—	$11,917
David A. Montgomery	$16,250	—	$16,250
Nanette Noland(2)	$11,417	—	$11,417
Arthur Price	$16,167	—	$16,167
Fayez K. Shamieh	$10,917	—	$10,917
Stewart Slack	$19,000	—	$19,000
Kenneth Smith	$15,167	—	$15,167
Thomas Everett Stewart Jr.	$10,917	—	$10,917
Steve White	$11,417	—	$11,417
Robert Yarborough	$13,750	—	$13,750

(1)	Appointed to the board of directors effective June 26, 2015.
(2)	Resigned from the board of directors effective September 30, 2015.

Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by the indemnification provisions in our current articles of incorporation and bylaws.

Risk Assessment of Compensation Policies and Practices

In connection with its evaluation and review of our policies and practices of compensating employees, including executives and nonexecutive employees, as such policies and practices relate to risk management practices and risk-taking, the Compensation Committee of our board of directors has determined that our compensation plans and practices are not likely to have a material adverse effect on Business First.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2016, by (1) our directors and executive officers, (2) each person who is known by us to own beneficially 5% or more of the our common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise indicated below, the address for each of the listed beneficial owners is 8440 Jefferson Highway, Suite 101, Baton Rouge, Louisiana 70809.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)
Directors and Executive Officers
Lloyd Benny Alford	30,000			*
John Graves	29,000			*
Robert S. Greer, Jr.	3,500			*
Rolfe Hood McCollister Jr.	82,500	(2)	1.2%
David L. Laxton, III	20,328			*
Andrew D. McLindon	20,000			*
David R. Melville, III	186,200	(3)	2.6%
Patrick E. Mockler	3,633			*
David A. Montgomery	5,000			*
Arthur Price	10,000	(4)		*
Fayez K. Shamieh	23,218			*
Stewart Slack	10,000			*
Kenneth Smith	37,000			*
Thomas Everett Stewart Jr.	127,500	(5)	1.8%
Robert Yarborough	30,000			*
Steven Champney	40,000	(6)		*
Robert Bond	55,750	(7)		*
Gregory Robertson	15,000	(8)		*
Don Hingle	20,000	(9)		*
Philip Jordan	23,750	(10)		*

Directors and Executive Officers as a group (20 persons)	772,379		10.4	%(11)

*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 7,037,413 shares of our common stock issued and outstanding as of March 21, 2016 (rounded to the nearest tenth of a percent).
(2)	Includes (i) 53,750 shares held directly by Mr. McCollister, (ii) 5,000 shares held by Mr. McCollister’s spouse, and (iii) warrants to purchase 23,750 shares of common stock.
(3)	Includes (i) 600 shares held directly by Mr. Melville, and (ii) vested options to purchase 185,600 shares of common stock.
(4)	Includes 10,000 shares held by PEMP Investments, LLC, a company controlled by Mr. Price.
(5)	Includes (i) 103,750 shares held jointly by Mr. Stewart and his spouse, and (ii) warrants to purchase 23,750 shares of common stock.
(6)	Includes vested options to purchase 40,000 shares of common stock.
(7)	Includes vested options to purchase 55,750 shares of common stock.
(8)	Includes vested options to purchase 15,000 shares of common stock.
(9)	Includes vested options to purchase 20,000 shares of common stock.
(10)	Includes vested options to purchase 23,750 shares of common stock.
(11)	Calculation of percentage ownership is based upon 7,425,013 shares of our common stock outstanding, which assumes the exercise of all options and warrants held by the above-listed individuals.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described in the “Executive Compensation” section above, the following is a description of each transaction since January 1, 2015, and each proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•	any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have participated in transactions with, Business First Bank or us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Such related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this Report, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

ITEM 14.	Principal Accounting Fees and Services.

Fees to Hannis T. Bourgeois, LLP

The following table presents fees for professional services rendered by Hannis T. Bourgeois, LLP for 2015 and 2014:

	2015	2014
Audit fees	$154,551	$121,451
Audit-related fees	9,526	—
Tax fees	21,100	11,350
All other fees	—	—

Total	$185,177	$132,801

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” such services include an audit of our 401(k) plan; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

The Audit Committee of our board of directors pre-approves all audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair their independence.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following financial statements are included in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Reorganization, dated as of July 23, 2014, by and among, Business First Bancshares, Inc., AGFC and B1B Interim Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

2.2	First Amendment, dated November 10, 2014, to the Agreement and Plan of Reorganization, dated as of July 23, 2014, by and among, Business First Bancshares, Inc., AGFC and B1B Interim Corporation (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

3.2	Bylaws of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.1	Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.2	Amendment to Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated April 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.3	Executive Employment Agreement by and between Business First Bank and Steven Champney, dated September 1, 2008 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.4	Memorandum Amendment to Executive Employment Agreement between Business First Bank and Steven Champney, dated March 5, 2010. **

10.5	Business First Bancshares, 2006 Stock Option Plan (“2006 Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.6	Form of Incentive Stock Option Award Agreement under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112))

10.7	Form of Incentive Stock Option Award Agreement (As Amended), under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112))

10.8	Form of Warrant Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.9	Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.10	Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016*

21.1	List of subsidiaries of Business First Bancshares, Inc.*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith.
**	A new Memorandum Amendment to the Executive Employment Agreement between Business First Bank and Steven Champney, dated March 5, 2010, is filed herewith. This Exhibit supersedes and replaces the version of the Memorandum Amendment that was included as Exhibit 10.4 to the Registration Statement filed by Business First with the SEC on November 12, 2014. The new Exhibit 10.4 is filed herewith for the purpose of correcting an inadvertent error on the version of the Exhibit 10.4 that was included in the Registration Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 21, 2016	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Steven Champney and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2016.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 21, 2016
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Steven Champney	Chief Financial Officer	March 21, 2016
	Steven Champney	(Principal Financial and Accounting Officer)

By	/s/ Lloyd Benny Alford	Director	March 21, 2016
Lloyd Benny Alford

By:	/s/ John Graves	Director	March 21, 2016
John Graves

By:	/s/ Robert S. Greer Jr.	Chairman of the Board and Director	March 21, 2016
Robert S. Greer Jr.

By	/s/ David L. Laxton, III	Director	March 21, 2016
David L. Laxton, III

Signature		Title	Date

By	/s/ Rolfe Hood McCollister Jr.	Director	March 21, 2016
Rolfe Hood McCollister Jr.

By:	/s/ Andrew D. McLindon	Director	March 21, 2016
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 21, 2016
Patrick E. Mockler

By:	/s/ David A. Montgomery	Director	March 21, 2016
David A. Montgomery

By:	/s/ Arthur Price	Director	March 21, 2016
Arthur Price

By:	/s/ Fayez K. Shamieh	Director	March 21, 2016
Fayez K. Shamieh

By:	/s/ Stewart Slack	Director	March 21, 2016
Stewart Slack

By:	/s/ Kenneth Smith	Director	March 21, 2016
Kenneth Smith

By:	/s/ Thomas Everett Stewart Jr.	Director	March 21, 2016
Thomas Everett Stewart Jr.

By:	/s/ Steve White	Director	March 21, 2016
Steve White

By:	/s/ Robert Yarborough	Director	March 21, 2016
Robert Yarborough