Form 10-Q
period 2016-03-31
Business First Bancshares, Inc.
filed 2016-05-16
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 12, 2016 the issuer has 7,037,413 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash and Due from Banks	$73,349	$40,911
Federal Funds Sold	34,521	2,496
Securities Available for Sale, at Fair Values	206,920	210,857
Loans and Lease Receivable, Net of Allowance for Loan Losses of $7,214 at March 31, 2016 and $7,244 at December 31, 2015	782,165	765,148
Premises and Equipment, Net	9,176	9,234
Accrued Interest Receivable	2,710	2,823
Other Equity Securities	5,408	5,350
Other Real Estate Owned	2,441	2,033
Cash Value of Life Insurance	22,132	22,339
Goodwill	6,824	3,376
Core Deposit Intangible	2,486	2,555
Other Assets	8,069	8,967

Total Assets	$1,156,201	$1,076,089

LIABILITIES

Deposits:
Noninterest Bearing	$205,185	$222,488
Interest Bearing	773,123	681,748

Total Deposits	978,308	904,236
Securities Sold Under Agreements to Repurchase	2,865	2,435
Short Term Borrowings	3,000	3,000
Federal Home Loan Bank Borrowings	48,628	49,144
Accrued Interest Payable	609	566
Other Liabilities	7,797	4,259

Total Liabilities	1,041,207	963,640

STOCKHOLDERS’ EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,037,413 and 7,035,913 Shares Issued and Outstanding at March 31, 2016 and December 31, 2015, respectively	7,037	7,036
Additional Paid-in Capital	86,033	85,913
Retained Earnings	21,693	20,289
Accumulated Other Comprehensive Income (Loss)	231	(789)

Total Stockholders’ Equity	114,994	112,449

Total Liabilities and Stockholders’ Equity	$1,156,201	$1,076,089

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2016	2015
Interest Income:
Interest and Fees on Loans	$9,697	$6,633
Interest and Dividends on Securities	974	443
Interest on Federal Funds Sold and Due From Banks	41	26

Total Interest Income	10,712	7,102

Interest Expense:
Interest on Deposits	1,107	850
Interest on Borrowings	174	86

Total Interest Expense	1,281	936

Net Interest Income	9,431	6,166

Provision for Loan Losses	670	150

Net Interest Income after Provision for Loan Losses	8,761	6,016

Other Income:
Service Charges on Deposit Accounts	494	149
Gain (Loss) on Sales of Securities	175	—
Other Income	772	280

Total Other Income	1,441	429

Other Expenses:
Salaries and Employee Benefits	4,696	2,938
Occupancy and Equipment Expense	1,103	657
Other Expenses	2,602	1,287

Total Other Expenses	8,401	4,882

Income Before Income Taxes	1,801	1,563

Provision for Income Taxes	397	430

Net Income	$1,404	$1,133

Earnings Per Share:

Basic	$0.20	$0.21
Diluted	$0.19	$0.20

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2016	2015
Consolidated Net Income	$1,404	$1,133

Other Comprehensive Income:
Unrealized Gain on Investment Securities	1,370	642
Reclassification Adjustment for Gains Included in Net Income	175	—
Income Tax Effect	(525)	(218)

Other Comprehensive Income	1,020	424

Consolidated Comprehensive Income	$2,424	$1,557

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845

Comprehensive Income:
Net Income	—	—	1,133	—	1,133
Other Comprehensive Income (Loss)	—	—	—	424	424
Stock Based Compensation Cost	—	121	—	—	121

Balances at March 31, 2015	$5,315	$57,346	$18,081	$(219)	$80,523

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449

Comprehensive Income:
Net Income	—	—	1,404	—	1,404
Other Comprehensive Income (Loss)	—	—	—	1,020	1,020
Stock Based Compensation Cost	—	106	—	—	106
Exercise of Stock Warrants	1	14	—	—	15

Balances at March 31, 2016	$7,037	$86,033	$21,693	$231	$114,994

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months
	Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Consolidated Net Income	$1,404	$1,133
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	670	150
Depreciation and Amortization	319	202
Amortization of Purchase Accounting Valuations	(568)	—
Noncash Compensation Expense	106	121
Net Amortization of Securities	459	87
Gain on Sales of Securities	(175)	—
(Gain) Loss on Sale of Other Real Estate Owned Net of Writedowns	26	(22)
Increase in Cash Value of Life Insurance	(353)	(137)
Provision (Credit) for Deferred Income Taxes	106	(30)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	113	81
Decrease in Other Assets	267	221
Increase (Decrease) in Accrued Interest Payable	43	(15)
Increase in Other Liabilities	90	338

Net Cash Provided by Operating Activities	2,507	2,129

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(11,992)	(15,820)
Proceeds from Maturities / Sales of Securities Available for Sale	12,035	—
Proceeds from Paydowns of Securities Available for Sale	5,155	1,451
Purchases of Other Equity Securities	(60)	(1,894)
Redemption of Other Equity Securities	2	—
Life Insurance Proceeds	560	—
Net Increase in Loans	(17,598)	(21,151)
Purchases of Premises and Equipment	(261)	(72)
Proceeds from Sales of Other Real Estate	33	93
Improvements to Other Real Estate	(102)	—
Net Increase in Federal Funds Sold	(32,025)	(7,662)

Net Cash Used in Investing Activities	(44,253)	(45,055)

(CONTINUED)

	For The Three Months
	Ended March 31,
	2016	2015
Cash Flows From Financing Activities:
Net Increase in Deposits	74,072	38,394
Net Increase in Securities Sold Under Agreements to Repurchase	430	—
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(333)	10,000
Proceeds from Exercise of Stock Warrants	15	—

Net Cash Provided by Financing Activities	74,184	48,394

Net Increase in Cash and Cash Equivalents	32,438	5,468

Cash and Cash Equivalents at Beginning of Period	40,911	26,015

Cash and Cash Equivalents at End of Period	$73,349	$31,483

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$1,042	$865

Interest on Borrowings	$196	$86

Income Tax Payments	$—	$250

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$1,545	$643

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(525)	$(219)

Transfer of Loans to Other Real Estate	$365	$—

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the Company or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates in sixteen full service banking centers, one loan production office, and one wealth solutions office in Louisiana (Baton Rouge metro region, Shreveport, Covington, Lafayette, Lake Charles, Houma and New Orleans (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities and, therefore, are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2016. These reclassifications have no effect on previously reported net income.

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

The following table provides the purchase price calculation as of the merger date and the identifiable assets and liabilities assumed at their estimated fair values. The fair value measures were subject to refinement for up to one year after the merger date based on additional information that was obtained by us that existed as of the merger date. The purchase price calculation includes an accrual of the estimated additional cash consideration which will be required to be paid to the shareholders who have exercised their statutory rights of appraisal. The amount accrued at March 31, 2016 represents the Company’s estimate of the maximum additional consideration which could be paid to the shareholders exercising their statutory appraisal rights, and is based on the actual value of the AGFC merger consideration received by the former AGFC shareholders of $219.94 per AGFC share, which was comprised of $10 paid in cash and the remainder in shares of the Company’s common stock. This matter is currently in litigation, with a trial date set for late May 2016. See additional discussion at Note 8.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Cost and Allocation of Purchase Price for American Gateway Financial Corporation (AGFC):

(Dollars in thousands, except per share data)

Purchase Price:
AGFC Shares Outstanding at March 31, 2015	217,944
Gross Business First Shares Issued for AGFC Shares	2,589,174
Exchange Ratio	11.88
Less: Shares Cashed Out Under Terms of Merger	698,186
Net Business First Shares to be Issued for AGFC Shares		1,890,988
Market Value per Share of Business First Stock		17.66

Aggregate Value of Business First Stock Issued in Merger		$33,395
Aggregate Cash Consideration Paid in Merger		1,595
Cash Paid to Shareholders Exercising Appraisal Rights through March 31, 2016 *		9,419
Accrual for Unsettled Appraisal Rights Shares *		3,448

Total Purchase Price		$47,857

Net Assets Acquired:
Cash and Cash Equivalents		$98,489
Securities Available for Sale		108,358
Loans and Leases Receivable		143,223
Premises and Equipment, Net		7,395
Cash Value of Life Insurance		4,326
Other Real Estate Owned		593
Core Deposit Intangible		2,762
Other Assets		6,375

Total Assets		371,521

Noninterest Bearing Deposits		80,865
Interest Bearing Deposits		202,442

Total Deposits		283,307
Borrowings		45,509
Other Liabilities		1,672

Total Liablilites		330,488
Net Assets Acquired		41,033

Goodwill Resulting from Merger		$6,824

*	- Unsettled Appraisal Rights Shares at March 31, 2016 was 53,094.

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

	For The Three Months
	Ended March 31,
	2016	2015
	(Dollars in thousands)
	(except per share data)
Numerator:
Net Income Available to Common Shares	$1,404	$1,133

Denominator:
Weighted Average Common Shares Outstanding	7,037,001	5,314,925
Dilutive Effect of Stock Options and Warrants	288,357	293,600

Weighted Average Dilutive Common Shares	7,325,358	5,608,525

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.20	$0.21

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.19	$0.20

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$11,761	$111	$2	$11,870
Corporate Securities	11,170	—	188	10,982
Mortgage-Backed Securities	117,264	174	399	117,039
Municipal Securities	65,436	1,073	84	66,425
Other Securities	939	—	335	604

	$206,570	$1,358	$1,008	$206,920

	December 31, 2015
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$13,656	$43	$32	$13,667
Corporate Securities	11,177	—	105	11,072
Mortgage-Backed Securities	120,599	39	1,568	119,070
Municipal Securities	65,679	874	112	66,441
Other Securities	942	—	335	607

	$212,053	$956	$2,152	$210,857

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table is a summary of securities with gross unrealized losses and fair values at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,053	$2	$—	$—	$4,053	$2
Corporate Securities	6,979	126	4,002	62	10,981	188
Mortgage-Backed Securities	58,996	199	21,747	200	80,743	399
Municipal Securities	7,429	42	770	42	8,199	84
Other Securities	—	—	604	335	604	335

	$77,457	$369	$27,123	$639	$104,580	$1,008

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$8,840	$32	$—	$—	$8,840	$32
Corporate Securities	11,072	105	—	—	11,072	105
Mortgage-Backed Securities	91,384	1,029	23,386	539	114,770	1,568
Municipal Securities	13,983	43	2,498	69	16,481	112
Other Securities	—	—	607	335	607	335

	$125,279	$1,209	$26,491	$943	$151,770	$2,152

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of March 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$2,447	$2,461
One to Five Years	46,805	47,238
Over Five to Ten Years	56,640	56,941
Over Ten Years	100,678	100,280

	$206,570	$206,920

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate loans:
Construction and land	$104,083	$97,872
Farmland	6,891	8,897
1-4 family residential	114,697	112,954
Multi-family residential	27,136	26,058
Nonfarm nonresidential	296,367	312,207
Commercial	198,737	185,276
Consumer	41,468	29,128

Total loans held for investment	789,379	772,392

Less:
Allowance for loan losses	(7,214)	(7,244)

Net loans	$782,165	$765,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2016 and December 31, 2015.

Net deferred loan origination fees were $776,000 and $740,000 at March 31, 2016 and December 31, 2015, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2016 and December 31, 2015, overdrafts of $134,000 and $150,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $45.7 million and $44.7 million at March 31, 2016 and December 31, 2015, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table sets forth, as of March 31, 2016 and December 31, 2015, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2016
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244
Charge-offs	(2)	—	(98)	—	(256)	(390)	—	(746)
Recoveries	8	—	3	—	1	3	31	46
Provision	210	17	182	116	440	(12)	(283)	670

Ending Balance	$816	$47	$1,108	$217	$1,601	$3,219	$206	$7,214

Ending Balance:
Individually evaluated for impairment	$504	$—	$129	$—	$—	$5	$—	$638

Collectively evaluated for impairment	$312	$47	$925	$173	$1,601	$3,214	$206	$6,478

Purchased Credit Impaired (1)	$—	$—	$54	$44	$—	$—	$—	$98

Loans receivable:
Ending Balance	$104,083	$6,891	$114,697	$27,136	$296,367	$198,737	$41,468	$789,379

Ending Balance:
Individually evaluated for impairment	$1,480	$—	$3,795	$—	$4,437	$3,274	$—	$12,986

Collectively evaluated for impairment	$102,517	$6,891	$110,415	$26,921	$289,995	$195,463	$41,468	$773,670

Purchased Credit Impaired (1)	$86	$—	$487	$215	$1,935	$—	$—	$2,723

(1)	Purchased credit impaired loans are evaluated for impairment on an individual basis.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of March 31, 2016 and December 31, 2015, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$99,961	$1,524	$1,112	$1,486	$104,083
Farmland	6,891	—	—	—	6,891
1-4 family residential	106,158	2,319	2,897	3,323	114,697
Multi-family residential	25,975	—	945	216	27,136
Nonfarm nonresidential	273,256	9,067	12,112	1,932	296,367
Commercial	167,660	22,509	6,476	2,092	198,737
Consumer	41,039	399	30	—	41,468

Total	$720,940	$35,818	$23,572	$9,049	$789,379

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2016 and December 31, 2015. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$11	$—	$48	$59	$104,024	$104,083	$—
Farmland	—	—	—	—	6,891	6,891	—
1-4 family residential	176	231	746	1,153	113,544	114,697	41
Multi-family residential	—	—	—	—	27,136	27,136	—
Nonfarm nonresidential	1,256	302	485	2,043	294,324	296,367	—
Commercial	—	—	—	—	198,737	198,737	—
Consumer	—	—	—	—	41,468	41,468	—

Total	$1,443	$533	$1,279	$3,255	$786,124	$789,379	$41

	December 31, 2015
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$—	$10	$384	$394	$97,478	$97,872	$—
Farmland	—	—	—	—	8,897	8,897	—
1-4 family residential	289	132	1,086	1,507	111,447	112,954	—
Multi-family residential	—	—	—	—	26,058	26,058	—
Nonfarm nonresidential	1,185	178	309	1,672	310,535	312,207	—
Commercial	78	13	—	91	185,185	185,276	—
Consumer	—	—	—	—	29,128	29,128	—

Total	$1,552	$333	$1,779	$3,664	$768,728	$772,392	$—

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of March 31, 2016 and December 31, 2015. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $77,000 and $146,000 for the three months ending March 31, 2016 and 2015, respectively.

	March 31, 2016
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,312	$1,514	$504	$1,320
Farmland	—	—	—	—
1-4 family residential	297	310	129	299
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	19	20	5	1,043
Consumer	—	—	—	—

	$1,628	$1,844	$638	$2,662

With no allowance recorded:
Real Estate Loans:
Construction and land	$168	$199	$—	$197
Farmland	—	—	—	—
1-4 family residential	3,498	4,051	—	3,374
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,437	5,889	—	4,255
Other Loans:
Commercial	3,255	4,345	—	1,486
Consumer	—	—	—	—

	$11,358	$14,484	$—	$9,312

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,480	$1,713	$504	$1,517
Farmland	—	—	—	—
1-4 family residential	3,795	4,361	129	3,673
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,437	5,889	—	4,255
Other Loans:
Commercial	3,274	4,365	5	2,529
Consumer	—	—	—	—

	$12,986	$16,328	$638	$11,974

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2015
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

April 1, 2015
(Dollars in thousands)
Purchased Impaired Credits:
Contractually required principal and interest	$11,294
Nonaccretable difference	6,375

Cash flows expected to be collected	4,919
Accretable yield	—

Fair value of Purchased Impaired Credits at Acquisition	$4,919

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to March 31, 2016.

Purchased
Impaired Credits
(Dollars in thousands)
Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net of discounts realized	(469)
Charge-offs	(204)
Transfer to Other Real Estate	(612)

Carrying amount - December 31, 2015	3,634
Payments received, net of discounts realized	(498)
Charge-offs	(263)
Transfer to Other Real Estate	(150)

Carrying amount - March 31, 2016	$2,723

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30, which had an estimated fair value of $138.1 million as of the date of acquisition. As of March 31, 2016 and December 31, 2015, the AGFC performing loans totaled $85.7 million and $93.1 million, respectively, with a related purchase discount of $3.0 million and $3.2 million, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2016 and December 31, 2015, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding loan modifications occurring as of March 31, 2016 and December 31, 2015. The Bank had $54,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2015, and none that subsequently defaulted during the three months ended March 31, 2016.

Modifications as of March 31, 2016:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	5	$1,568	$998
Nonfarm nonresidential	3	5,143	3,563
Other Loans:
Commercial	4	3,294	2,740

Total Loans	12	$10,005	$7,301

Modifications as of December 31, 2015:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	5	$1,568	$1,008
Nonfarm nonresidential	3	5,143	3,623
Other Loans:
Commercial	3	1,736	1,234

Total Loans	11	$8,447	$5,865

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2016 and December 31, 2015. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2016
Available for Sale:
U.S. Government Agency Securities	$11,870	$—	$11,870	$—
Corporate Securities	10,982	—	10,982	—
Mortgage-Backed Securities	117,039	—	117,039	—
Municipal Securities	66,425	—	66,425	—
Other Securities	604	—	604	—

Total	$206,920	$—	$206,920	$—

December 31, 2015
Available for Sale:
U.S. Government Agency Securities	$13,667	$—	$13,667	$—
Corporate Securities	11,072	—	11,072	—
Mortgage-Backed Securities	119,070	—	119,070	—
Municipal Securities	66,441	—	66,441	—
Other Securities	607	—	607	—

Total	$210,857	$—	$210,857	$—

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2016
Assets:
Impaired Loans	$14,973	$—	$14,973	$—
Repossessed Assets	2,441	—	2,441	—

Total	$17,414	$—	$17,414	$—

December 31, 2015
Assets:
Impaired Loans	$14,224	$—	$14,224	$—
Repossessed Assets	2,033	—	2,033	—

Total	$16,257	$—	$16,257	$—

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2016
Financial Assets:
Cash and Short-Term Investments	$107,870	$107,870	$107,870	$—	$—
Securities	206,920	206,920	—	206,920	—
Loans - Net	782,165	779,444	—	—	779,444
Cash Value of BOLI	22,132	22,132	—	22,132	—
Other Equity Securities	5,408	5,408	—	—	5,408

	$1,124,495	$1,121,774	$107,870	$229,052	$784,852

Financial Liabilities:
Deposits	$978,308	$971,077	$—	$—	$971,077
Borrowings	54,493	54,476	—	54,476	—

	$1,032,801	$1,025,553	$—	$54,476	$971,077

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2015
Financial Assets:
Cash and Short-Term Investments	$43,407	$43,407	$43,407	$—	$—
Securities	210,857	210,857	—	210,857	—
Loans - Net	765,148	761,241	—	—	761,241
Cash Value of BOLI	22,339	22,339	—	22,339	—
Other Equity Securities	5,350	5,350	—	—	5,350

	$1,047,101	$1,043,194	$43,407	$233,196	$766,591

Financial Liabilities:
Deposits	$904,236	$897,771	$—	$—	$897,771
Borrowings	54,579	54,561	—	54,561	—

	$958,815	$952,332	$—	$54,561	$897,771

Note 8 – Litigation –

In conjunction with the AGFC merger, certain shareholders exercised their statutory rights of appraisal. As of March 31, 2016, there were 53,094 unsettled AGFC shares, with the fair value amount per AGFC share in dispute. This litigation is ongoing, with a trial date set for late May 2016. In June 2015, the Company made a cash payment of $155 per AGFC share to the unsettled former AGFC shareholders, representing the amount the Company estimated to be the fair value of the former AGFC shareholders’ AGFC shares. A group of former AGFC shareholders are disputing the Company’s determination of fair value, and have requested a cash merger consideration payment of $263 per AGFC share. As calculated in accordance with the merger agreement, the AGFC merger consideration to the former AGFC shareholders was valued at $219.94 per AGFC share, with $10 paid in cash and the remainder in shares of the Company’s common stock. The AGFC purchase price reflected in these financial statements includes the Company’s estimate of the maximum additional cash consideration which could be payable to the unsettled former AGFC shareholders upon settlement of the ongoing litigation. This estimate is based upon the $219.94 value per AGFC share as calculated in accordance with the merger agreement, less amounts already paid to said shareholders and totals $3.45 million, and is reflected in Other Liabilities as of March 31, 2016. The amount of the ultimate settlement is unknown as of the date of these financial statements. Any legal costs associated with defense of this litigation are being expensed as incurred.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 9 – Recently Issued Accounting Pronouncements –

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

We believe these factors include, but are not limited to, the following:

•	changes in the strength of the United States economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	market declines in industries to which we have exposure, such as the recent declines in crude oil prices that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the oil and gas industry;

•	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	legislative or regulatory developments, including changes in laws and regulations concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making required to be undertaken by various regulatory agencies under the Dodd-Frank Act;

•	government intervention in the U.S. financial system;

•	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond our control;

•	and other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis is to focus on significant changes in the financial condition of Business First Bancshares, Inc. and its subsidiaries (Business First), from December 31, 2015 to March 31, 2016 and its results of operations for the three months ended March 31, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of eighteen offices, including sixteen banking centers, one loan production office, and one wealth solutions office in seven markets across Louisiana. As of March 31, 2016, we had total assets of $1.2 billion, total loans of $789.4 million, total deposits of $978.3 million, and total stockholders’ equity of $115.0 million.

After the close of business on March 31, 2015, we merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us. Our financial condition and results of operations as of and for the period ended March 31, 2016 were impacted as a result of this merger, as 10 former American Gateway branches were added to our branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10 in cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding this merger.

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

Changes in the market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Louisiana.

Financial Highlights

The financial highlights for the quarter ended March 31, 2016 include:

•	Total assets of $1.2 billion, a $80.1 million or 7.4% increase from December 31, 2015.

•	Total loans of $789.4 million, a $17.0 million or 2.2% increase from December 31, 2015.

•	Total deposits of $978.3 million, a $74.1 million or 8.2% increase from December 31, 2015.

•	Net income for the three months ended March 31, 2016 of $1.4 million, a $271,000 or 23.9% increase from the quarter ended March 31, 2015.

•	Net interest income of $9.4 million for the three months ended March 31, 2016, a year-over-year increase of $3.3 million or 53.0%, from the three month period ended March 31, 2015.

•	An allowance for loan and lease losses of 0.91% of total loans and a ratio of non-performing loans to total loans of 1.15% as of March 31, 2016.

•	Return on average assets of 0.51% over the first three months of 2016.

•	Return on average equity of 4.93% over the first three months of 2016.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.65%, 10.81%, 10.81% and 11.55%, respectively as of March 31, 2016.

•	Book value per share of $16.34 as of March 31, 2016, an increase of 2.3% from $15.98 at December 31, 2015.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

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

For the three months ended March 31, 2016, net interest income totaled $9.4 million, and net interest margin and net interest spread were 3.69% and 3.53%, respectively. For the three months ended March 31, 2015 net interest income totaled $6.2 million and net interest margin and net interest spread were 3.59% and 3.43%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased thirty-four basis points from 4.63% as of March 31, 2015 to 4.97% as of March 31, 2016. In addition, we experienced an overall decrease in cost of funds of five basis points. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields for the three months ended March 31, 2016. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2016 and 2015, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$780,265	$9,697	4.97%	$573,641	$6,633	4.63%
Securities available for sale	215,290	974	1.81%	85,816	443	2.07%
Interest-bearing deposits in other banks	27,901	41	0.59%	27,557	26	0.38%

Total interest-earning assets	1,023,456	10,712	4.19%	687,014	7,102	4.14%
Allowance for loan losses	(7,332)			(6,730)
Noninterest-earning assets	85,611			43,430

Total assets	$1,101,735	$10,712		$723,714	$7,102

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$713,074	$1,107	0.62%	$483,832	$850	0.70%
Advances from FHLB	58,759	147	1.00%	42,542	85	0.80%
Other borrowings	6,320	27	1.71%	420	1	0.95%

Total interest-bearing liabilities	778,153	1,281	0.66%	526,794	936	0.71%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	204,612			115,883
Other liabilities	5,123			3,620

Total noninterest-bearing liabilities	209,735			119,503
Stockholders’ equity	113,847			77,417

Total liabilities and stockholders’ equity	$1,101,735			$723,714

Net interest rate spread(1)			3.53%			3.43%
Net interest income		$9,431			$6,166

Net interest margin(2)			3.69%			3.59%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

The following tables present information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities, and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31, 2016 compared to the Three Months ended March 31, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$2,568	$496	$3,064
Securities available for sale	588	(57)	531
Interest-earning deposits in other banks	1	14	15

Total increase (decrease) in interest income	$3,157	$453	$3,610

Interest-bearing liabilities:
Interest-bearing deposits	$356	$(99)	$257
Advances from FHLB	41	21	62
Other borrowings	25	1	26

Total increase (decrease) in interest expense	422	(77)	345

Increase (decrease) in net interest income	$2,735	$530	$3,265

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $670,000 for the three months ended March 31, 2016 and $150,000 for the same period in 2015. The increased provision during the first quarter 2016 compared to the prior year same period was to increase our general reserves related to our exposure to the energy sector.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of securities, and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$494	$149	$345
Debit card fee income	153	23	130
ATM fees	45	—	45
Gain on sales of other real estate owned	32	22	10
Bank-owned life insurance income	353	138	215
Gain on sales of investment securities	175	—	175
Brokerage commissions	71	—	71
Other	118	97	21

Total noninterest income	$1,441	$429	$1,012

Noninterest income for the three months ended March 31, 2016 increased $1.0 million or 235.9% to $1.4 million compared to noninterest income of $429,000 million for the same period in 2015. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $494,000 for the three months ended March 31, 2016, an increase of $345,000 over the same period in 2015. The increases were primarily due to an increase in the number of deposit accounts as a result of the merger with AGFC.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $153,000 and $23,000 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $130,000 or 565.2%. The increase was primarily due to increased customer volume as a result of the merger with AGFC.

ATM fees. We earn fee income as a result of our customers ATM activity as well as from noncustomer activity at our ATM machines, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $45,000 for the three months ended March 31, 2016. These fees were a new revenue source beginning in the second quarter 2015 as a result of the AGFC merger. Prior to the merger, we did not own any ATM machines.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $353,000 for the three months ended March 31, 2016 as compared to $138,000 for the same time period in 2015, an increase of $215,000. The increase was primarily a due to receipt of a death benefit related to a former AGFC employee.

Gain on Sale of Investment Securities. We had $175,000 in gains on the sale of investment securities for the three months ended March 31, 2016 and no gains or losses on sales for the same period in 2015.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. We began offering these services to our clients during the first quarter 2015. Brokerage commissions totaled $71,000 for the three months ended March 31, 2016. There were no fees earned during the same period in 2015, as these services were in the start-up phase at that time.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, insurance commissions, credit card income, participation fee income and other real estate rental income. Other income increased $21,000 or 21.6% for the three months ended March 31, 2016, compared to the same period in 2015. The increases were primarily due to the merger with AGFC.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$4,696	$2,938	$1,758
Non-staff expenses:
Occupancy of bank premises	614	363	251
Depreciation and amortization	388	202	186
Data processing	375	178	197
FDIC assessment fees	164	117	47
Legal and other professional fees	365	246	119
Advertising and promotions	284	104	180
Utilities and communications	279	74	205
Ad valorem shares tax	180	135	45
Other real estate owned expenses and write-downs	91	—	91
Other	965	525	440

Total noninterest expense	$8,401	$4,882	$3,519

Noninterest expense for the three months ended March 31, 2016 increased $3.5 million or 72.1% to $8.4 million compared to noninterest expense of $4.9 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $4.7 million for the three months ended March 31, 2016, an increase of $1.8 million or 59.8% compared to the same period in 2015. The increase was primarily attributable to new salaries and benefits for employees acquired in the AGFC merger, as well as additional hires for new positions. Our salary expense also increased as a result of our merit increase cycle. As of March 31, 2016, we had 200 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $106,000 and $121,000 for the three months ended March 31, 2016 and 2015, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $614,000 for the three months ended March 31, 2016 and $363,000 for the same period in 2015. The increase of $251,000 can primarily be attributed to the addition of 10 banking centers in conjunction with the merger with AGFC.

Depreciation and amortization. Depreciation and amortization costs were $388,000 and $202,000 for the three months ended March 31, 2016 and 2015, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $319,000 and $202,000 for the three months ended March 31, 2016 and 2015, respectively. The amortization of intangible assets was $69,000 for the three months March 31, 2016. There was no amortization of intangible assets in the same period for 2015. The increase in depreciation and amortization costs are directly attributable to the assets acquired in the AGFC merger.

Data processing. Data processing expenses were $375,000 for the three months ended March 31, 2016 and $178,000 for the same period in 2015. The increase of $197,000 for the three months ended March 31, 2016 was attributable to the merger with AGFC.

FDIC assessment fees. FDIC assessment fees were $164,000 and $117,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $47,000 or 40.2% for the three months ended March 31, 2016 is primarily due to the merger with AGFC.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $365,000 and $246,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $119,000 for the three months ended March, 31, 2016 can be attributed to the ongoing reporting obligations in connection with the registration of our common stock, as well as legal costs incurred in our defense of the litigation related to the dissenting former AGFC shareholders who are exercising their statutory rights of appraisal.

Ad valorem shares tax. Ad valorem shares tax expense was $180,000 and $135,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $45,000 or 33.3% for the three months ended March 31, 2016 is primarily as a result of the higher assessment base after the merger with AGFC.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), directors’ fees, insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $440,000 for the three months ended March 31, 2016 compared to the same period in 2015. The increase was due primarily to the merger with AGFC.

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

For the three months ended March 31, 2016, income tax expense totaled $397,000, a decrease of $33,000 or 7.7% compared to $430,000 for the same period in 2015. For the periods presented, the decrease in income tax expense can be attributed primarily to higher levels of tax-exempt income during the three months ended March 31, 2016 compared to the prior year period as a result of municipal securities acquired in the AGFC merger and the receipt of death benefit proceeds from a bank-owned life insurance policy. Our effective tax rate for the three months ended March 31, 2016 and 2015 were 22.0% and 27.5%, respectively. Our effective tax rate for both periods were affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $80.1 million or 7.4% from $1.1 billion as of December 31, 2015 to $1.2 billion as of March 31, 2016. Our asset growth was primarily driven by deposit growth.

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

As of March 31, 2016, total loans were $789.4 million, an increase of $17.0 million compared to $772.4 million as of December 31, 2015. The increase was primarily due our continued loan penetration in our primary market area. There were no loans held for sale as of March 31, 2016.

Total loans as a percentage of deposits were 80.7% and 85.4% as of March 31, 2016 and December 31, 2015 respectively. Total loans as a percentage of assets were 68.3% and 71.8% as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$198,737	25.2%	$185,276	24.0%
Real estate:
Construction and land	104,083	13.2%	97,872	12.7%
Farmland	6,891	0.9%	8,897	1.1%
1-4 family residential	114,697	14.5%	112,954	14.6%
Multi-family residential	27,136	3.4%	26,058	3.4%
Nonfarm nonresidential	296,367	37.5%	312,207	40.4%
Consumer	41,468	5.3%	29,128	3.8%

Total loans held for investment	$789,379	100%	$772,392	100%

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

Commercial loans increased $13.5 million or 7.3% to $198.7 million as of March 31, 2016 from $185.3 million as of December 31, 2015. The increase in lending activity was due the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $6.2 million or 6.3% to $104.1 million as of March 31, 2016 from $97.9 million as of December 31, 2015. The increase was attributable to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $1.7 million or 1.5% to $114.7 million as of March 31, 2016 from $113.0 million as of December 31, 2015. This increase resulted from both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans decreased $15.8 million or 5.1% to $296.4 million as of March 31, 2016 from $312.2 million as of December 31, 2015. The decrease was primarily driven by two factors: (1) regularly scheduled principal amortization of the portfolio, and (2) loans that were refinanced by borrowers with other financial institutions.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$63,734	$91,671	$43,332	$198,737
Real estate:
Construction and land	54,272	42,776	7,035	104,083
Farmland	1,256	4,425	1,210	6,891
1-4 family residential	11,901	52,009	50,787	114,697
Multi-family residential	4,443	9,745	12,948	27,136
Nonfarm nonresidential	25,987	118,619	151,761	296,367
Consumer	15,876	22,995	2,597	41,468

Total loans	$177,469	$342,240	$269,670	$789,379

Amounts with fixed rates	$78,050	$215,800	$169,327	$463,177
Amounts with floating rates	$99,419	$126,440	$100,343	$326,202

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$68,158	$82,765	$34,353	$185,276
Real estate:
Construction and land	52,242	38,415	7,215	97,872
Farmland	2,560	5,470	867	8,897
1-4 family residential	13,524	52,639	46,791	112,954
Multi-family residential	1,408	12,086	12,564	26,058
Nonfarm nonresidential	37,802	128,039	146,366	312,207
Consumer	14,600	12,034	2,494	29,128

Total loans	$190,294	$331,448	$250,650	$772,392

Amounts with fixed rates	$85,246	$216,675	$151,589	$453,510
Amounts with floating rates	$105,048	$114,773	$99,061	$318,882

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $11.5 million and $10.0 million in nonperforming assets as of March 31, 2016 and December 31, 2015, respectively. We had $9.1 million in nonperforming loans as of March 31, 2016 compared to $8.0 million as of December 31, 2015. The increase in nonperforming assets and nonperforming loans from December 31, 2015 to March 31, 2016 is related to our exposure to the energy sector.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of March 31, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans	$9,049	$7,957
Accruing loans 90 or more days past due	41	—

Total nonperforming loans	9,090	7,957

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,747	1,373
Residential real estate	694	660

Total other real estate owned	2,441	2,033

Total nonperforming assets	$11,531	$9,990

Restructured loans-nonaccrual	$2,335	$811
Restructured loans-accruing	$4,966	$5,054
Ratio of nonperforming loans to total loans	1.15%	1.03%
Ratio of nonperforming assets to total assets	1.00%	0.93%

	As of March 31, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,486	$1,738
1-4 family residential	3,323	3,205
Multi-family residential	216	229
Nonfarm nonresidential	1,932	1,806
Commercial	2,092	979
Consumer	—	—

Total	$9,049	$7,957

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

The following table summarizes our internal ratings of loans as of the dates indicated.

	As of March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$99,961	$1,524	$1,112	$1,486	$104,083
Farmland	6,891	—	—	—	6,891
1-4 family residential	106,158	2,319	2,897	3,323	114,697
Multi-family residential	25,975	—	945	216	27,136
Nonfarm nonresidential	273,256	9,067	12,112	1,932	296,367
Commercial	167,660	22,509	6,476	2,092	198,737
Consumer	41,039	399	30	—	41,468

Total	$720,940	$35,818	$23,572	$9,049	$789,379

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

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

As of March 31, 2016, the allowance for loan losses totaled $7.2 million or 0.91% of total loans. As of December 31, 2015, the allowance for loan losses totaled $7.2 million or 0.94% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three months Ended March 31, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Average loans outstanding(1)	$780,265	$700,952

Gross loans outstanding at end of period(1)	$789,379	$772,392

Allowance for loan losses at beginning of period	7,244	6,632
Provision for loan losses	670	1,200
Charge-offs:
Real estate:
Construction, land and farmland	2	102
Residential	98	144
Nonfarm non-residential	256	44
Commercial	390	695
Consumer	—	—

Total charge-offs	746	985
Recoveries:
Real estate:
Construction, land and farmland	8	34
Residential	3	94
Nonfarm non-residential	1	13
Commercial	3	164
Consumer	31	92

Total recoveries	46	397

Net charge-offs	700	588

Allowance for loan losses at end of period	$7,214	$7,244

Ratio of allowance to end of period loans	0.91%	0.94%
Ratio of net charge-offs to average loans	0.09%	0.08%

(1)	Excluding loans held for sale.

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

	As of March 31, 2016		As of December 31, 2015
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$816	11.3%	$600	8.3%
Farmland	47	0.6%	30	0.4%
1-4 family residential	1,108	15.4%	1,021	14.1%
Multi-family residential	217	3.0%	101	1.4%
Nonfarm nonresidential	1,601	22.2%	1,416	19.6%

Total real estate	3,789	52.5%	3,168	43.8%
Commercial	3,219	44.6%	3,618	49.9%
Consumer	206	2.9%	458	6.3%

Total allowance for loan losses	$7,214	100%	$7,244	100%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2016, the carrying amount of investment securities totaled $206.9 million, a decrease of $4.0 million or 1.9% compared to $210.9 million as of December 31, 2015. Securities represented 17.9%, and 19.6% of total assets as of March 31, 2016 and December 31, 2015, respectively.

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

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$11,761	$111	$2	$11,870
Corporate bonds	11,170	—	188	10,982
Municipal securities	65,436	1,073	84	66,425
Mortgage-backed securities	117,264	174	399	117,039
Other securities	939	—	335	604

Total	$206,570	$1,358	$1,008	$206,920

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$13,656	$43	$32	$13,667
Corporate bonds	11,177	—	105	11,072
Municipal securities	65,679	874	112	66,441
Mortgage-backed securities	120,599	39	1,568	119,070
Other securities	942	—	335	607

Total	$212,053	$956	$2,152	$210,857

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2016, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$7,061	1.33%	$4,809	2.53%	$—	—%	$11,870	1.82%
Corporate bonds	—	—%	6,533	1.98%	4,449	1.72%	—	—%	10,982	1.87%
Municipal securities	2,460	1.66%	28,774	1.79%	19,132	2.20%	16,059	2.35%	66,425	2.04%
Mortgage-backed securities	1	(4.19)%	4,870	1.71%	28,551	1.53%	83,617	1.76%	117,039	1.70%
Other securities	—	—%	—	—%	—	—%	604	1.98%	604	1.98%

Total	$2,461	1.66%	$47,238	1.74%	$56,941	1.85%	$100,280	1.86%	$206,920	1.83%

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$6,843	1.58%	$4,827	2.52%	$1,997	1.49%	$13,667	1.90%
Corporate bonds	—	—%	6,581	1.73%	4,491	1.46%	—	—%	11,072	1.62%
Municipal securities	2,038	1.15%	23,195	1.80%	20,681	2.22%	20,527	2.36%	66,441	2.08%
Mortgage-backed securities	3	(2.75)%	4,906	1.72%	27,665	1.50%	86,496	1.69%	119,070	1.65%
Other securities	—	—%	—	—%	—	—%	607	1.84%	607	1.84%

Total	$2,041	1.14%	$41,525	1.74%	$57,664	1.84%	$109,627	1.81%	$210,857	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.15 years with an estimated effective duration of 49.91 months as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2016 were $978.3 million, an increase of $74.1 million compared to $904.2 million as of December 31, 2015. Deposit growth was primarily due to an increase in the offering rate on certificates of deposit greater than $100,000, along with continued deposit penetration in our primary market area.

Noninterest-bearing deposits as of March 31, 2016 were $205.2 million compared to $222.5 million as of December 31, 2015, a decrease of $17.3 million or 7.8%.

Average deposits for the three months ended March 31, 2016 were $917.7 million, an increase of $95.9 million or 11.7% over the full year average for the year ended December 31, 2015 of $821.8 million. The average rate paid on total interest-bearing deposits increased over this period from 0.61% for the year ended December 31, 2015 to 0.62% for the three months ended March 31, 2016. The increase in average rates during the three months ended March 31, 2016 was driven primarily by a strategic increase in the pricing of certificates of deposit greater than $100,000 in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.48% for the three months ended March 31, 2016 and 0.47% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three months Ended March 31, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$35,618	0.17%	$28,491	0.25%
NOW accounts	123,644	0.22%	103,157	0.20%
Limited access money market accounts and savings	250,533	0.40%	218,991	0.41%
Certificates and other time deposits > $100k	218,849	1.03%	195,086	0.88%
Certificates and other time deposits < $100k	84,430	0.99%	87,030	1.13%

Total interest-bearing deposits	713,074	0.62%	632,755	0.61%
Noninterest-bearing demand accounts	204,612	—%	188,995	—%

Total deposits	$917,686	0.48%	$821,750	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2016 and the year ended December 31, 2015 was 22.3% and 23.0%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of March 31, 2016 (Unaudited)	As of December 31, 2015
	(Dollars in thousands)
1 year or less	$172,189	$134,384
More than 1 year but less than 3 years	63,227	39,214
3 years or more but less than 5 years	12,447	6,530
5 years or more	250	4,008

Total	$248,113	$184,136

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2016 and December 31, 2015, total borrowing capacity of $337.3 million and $317.9 million, respectively, was available under this arrangement and $48.6 million and $49.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.65% as of March 31, 2016 and 2.66% as of December 31, 2015. Our current FHLB advances mature within three years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

As a result of the merger with AGFC, we assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition and totaled $41.2 million, resulting in a market value adjustment of $2.0 million which will be accreted over the life of the respective advances as a reduction of interest expense on borrowings.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
March 31, 2016
Amount outstanding at quarter-end	$48,628
Weighted average stated interest rate at quarter-end	2.65%
Maximum month-end balance during the quarter	$80,973
Average balance outstanding during the quarter	$58,759
Weighted average interest rate during the quarter	1.01%

December 31, 2015
Amount outstanding at year-end	$49,144
Weighted average stated interest rate at year-end	2.66%
Maximum month-end balance during the year	$79,658
Average balance outstanding during the year	$54,942
Weighted average interest rate during the year	1.03%

First Tennessee Bank National Association (FTN) advances. FTN allows us to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, is unsecured, but we have agreed that we will not pledge any of the capital stock of our wholly-owned subsidiary, Business First Bank, to secure any other obligation. As of March 31, 2016 and December 31, 2015, there was no borrowing capacity available under the line, and $3.0 million was outstanding at a variable rate of 3-month LIBOR plus 2.5%. The rate was 3.12% and 2.93% at March 31, 2016 and December 31, 2015, respectively, and adjusts quarterly. The FTN line matures in one year and was established for the sole purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
March 31, 2016
Amount outstanding at quarter-end	$3,000
Weighted average stated interest rate at quarter-end	3.12%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$3,000
Weighted average interest rate during the quarter	3.00%

December 31, 2015
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	2.93%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$986
Weighted average interest rate during the year	2.86%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2016:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$26,700
Compass Bank	$22,500
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
March 31, 2016
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$602
Weighted average interest rate during the quarter	1.59%

December 31, 2015
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$6,493
Average balance outstanding during the year	$732
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2016 and the year ended December 31, 2015, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2016 and December 31, 2015, we maintained 6 and 5 lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $106.2 million as of March 31, 2016 and $83.7 million as of December 31, 2015. There were no funds under these lines of credit outstanding as of March 31, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.1 billion for the three months ended March 31, 2016 and $999.5 million for the year ended December 31, 2015.

	For the Three Months Ended March 31, 2016	For the Years Ended December 31, 2015
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	18.6%	18.9%
Interest-bearing	64.7%	63.3%
Advances from FHLB	5.3%	5.5%
Other borrowings	0.6%	0.3%
Other liabilities	0.5%	1.4%
Stockholders’ equity	10.3%	10.6%

Total	100%	100%

Uses of Funds:
Loans	70.2%	69.4%
Securities available for sale	19.5%	17.9%
Interest-bearing deposits in other banks	2.5%	4.8%
Other noninterest-earning assets	7.8%	7.9%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	22.3%	23.0%
Average loans to average deposits	85.0%	85.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 36.0% for the three months ended March 31, 2016 compared to the same period in 2015. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.15 years and an effective duration of 49.91 months as of March 31, 2016. As of December 31, 2015, our securities portfolio has a weighted average life of 5.31 years and an effective duration of 51.22 months.

As of March 31, 2016, we had outstanding $173.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $176.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2016, we had cash and cash equivalents of $73.3 million compared to $40.9 million as of December 31, 2015.

Capital Resources

Total stockholders’ equity increased to $115.0 million as of March 31, 2016, compared to $112.4 million as of December 31, 2015, an increase of $2.5 million or 2.3%. This increase was primarily the result of $1.4 million in net income. On April 15, 2016, we declared a dividend based upon our financial performance for the three months ended March 31, 2016 in the amount of $0.05 per share to the common shareholders of record as of April 29, 2016. The dividend is to be paid on May 16, 2016 or as soon as practicable thereafter.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2016 and December 31, 2015, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of March 31, 2016		As of December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$112,591	11.55%	$115,012	12.06%
Tier 1 capital (to risk weighted assets)	105,377	10.81%	107,768	11.30%
Common Equity Tier 1 capital (to risk weighted assets)	105,377	10.81%	107,768	11.30%
Tier 1 capital (to average assets)	105,377	9.65%	107,768	10.08%

Business First Bank
Total capital (to risk weighted assets)	$113,458	11.66%	$115,828	12.17%
Tier 1 capital (to risk weighted assets)	106,244	10.92%	108,584	11.41%
Common Equity Tier 1 capital (to risk weighted assets)	106,244	10.92%	108,584	11.41%
Tier 1 capital (to average assets)	106,244	9.75%	108,584	10.17%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of March 31, 2016 and December 31, 2015 (other than deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, FTN revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $48.6 million and $49.1 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.65% and 2.66%, respectively, and maturities ranging from 2017 through 2018. The advances under the FTN revolving line of credit totaled $3.0 million at both March 31, 2016 and December 31, 2015. These advances were unsecured bearing interest at a variable rate of 3.12% and 2.93% at March 31, 2016 and December 31, 2015, respectively, and maturing in 2016.

	As of March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,302	$2,172	$1,521	$4,970	$9,965
Time deposits	229,808	89,056	16,078	250	335,192
Advances from FHLB	2,091	46,537	—	—	48,628
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,865	—	—	—	2,865
Standby and commercial letters of credit	8,767	422	—	—	9,189
Commitments to extend credit	82,949	56,991	11,522	22,325	173,787

Total	$330,782	$195,178	$29,121	$27,545	$582,626

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,344	$2,220	$1,612	$5,130	$10,306
Time deposits	192,047	67,000	8,309	5,967	273,323
Advances from FHLB	2,081	47,063	—	—	49,144
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,435	—	—	—	2,435
Standby and commercial letters of credit	8,563	676	—	—	9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$284,236	$172,091	$29,144	$38,796	$524,267

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

	As of March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$8,767	$422	$—	$—	$9,189
Commitments to extend credit	82,949	56,991	11,522	22,325	173,787

Total	$91,716	$57,413	$11,522	$22,325	$182,976

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,563	$676	$—	$—	$9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$83,329	$55,808	$19,223	$27,699	$186,059

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

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of non-maturity deposit accounts are based on standard regulatory decay assumptions and are also incorporated into the model. Model assumptions are revised and updated as more accurate information becomes available. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.50%	8.50%	6.90%	(11.70%)
+200	6.00%	8.83%	4.80%	(6.18%)
+100	2.60%	8.58%	1.40%	(2.87%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(2.00%)	3.16%	(2.40%)	1.66%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. In addition, during the first quarter 2016, we updated the model loan prepayment assumptions to more accurately reflect historical activity, which combined with a larger cash position at March 31, 2016, caused a significant positive change in the fair value of equity rate shock scenarios at March 31, 2016 compared to December 31, 2015. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2016	2015	2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$114,994	$80,523	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	—	(3,376)	—	—
Core deposit and other intangibles	(2,486)	—	(2,555)	—	—

Total tangible common equity	$105,684	$80,523	$106,518	$78,845	$71,923

Common shares outstanding(1)	7,037,413	5,314,925	7,035,913	5,314,925	5,314,925
Book value per common share	$16.34	$15.15	$15.98	$14.83	$13.53
Tangible book value per common share	$15.02	$15.15	$15.14	$14.83	$13.53

(1)	Excludes the dilutive effect, if any, of 950,880, 952,120, 953,280, 952,120 and 919,350 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2016, March 31, 2015, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

		As of December 31,
	As of March 31, 2016	2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$114,994	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,486)	(2,555)	—	—

Total tangible common equity	$105,684	$106,518	$78,845	$71,923

Tangible Assets
Total assets	$1,156,201	$1,076,089	$684,502	$684,180
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,486)	(2,555)	—	—

Total tangible assets	$1,146,891	$1,070,158	$684,502	$684,180

Tangible Common Equity to Tangible Assets	9.2%	10.0%	11.5%	10.5%

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the eight quarter look back period beginning four quarters in arrears adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2016 and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15 d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that the information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate, and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for December 31, 2015 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 25, 2016 and January 28, 2016, we issued 1,000 and 500 shares of our common stock, respectively, to two investors upon the exercise of warrants that were granted in connection with the formation of Business First and our banking subsidiary. We received an aggregate of $15,000 upon the exercise of the warrants. The shares were issued to accredited investors, and thus in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D. No commissions or other remuneration was paid upon the exercise of the warrants.

(b)	The proceeds from the above described stock issuance will be used for working capital and general corporate purposes.

(c)	Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 16, 2016	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 16, 2016	/s/ Steven Champney
Steven Champney
Chief Financial Officer