Form 10-Q
period 2016-06-30
Business First Bancshares, Inc.
filed 2016-08-12
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Commission file number: 333-200112

BUSINESS FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

For the transition period from                      to

Louisiana	20-5340628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Business First Bank Plaza 500 Laurel Street, Suite 101 Baton Rouge, Louisiana 70801	70801
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2016 the issuer has 7,037,413 shares of common stock outstanding.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2016	December 31, 2015

ASSETS

Cash and Due from Banks	$88,480	$40,911
Federal Funds Sold	28,288	2,496
Securities Available for Sale, at Fair Values	207,528	210,857
Loans and Lease Receivable, Net of Allowance for Loan Losses of $7,380 at June 30, 2016 and $7,244 at December 31, 2015	790,470	765,148
Premises and Equipment, Net	9,219	9,234
Accrued Interest Receivable	2,945	2,823
Other Equity Securities	6,181	5,350
Other Real Estate Owned	1,919	2,033
Cash Value of Life Insurance	22,269	22,339
Goodwill	6,824	3,376
Core Deposit Intangible	2,417	2,555
Other Assets	7,602	8,967

Total Assets	$1,174,142	$1,076,089

LIABILITIES

Deposits:
Noninterest Bearing	$243,351	$222,488
Interest Bearing	755,307	681,748

Total Deposits	998,658	904,236

Securities Sold Under Agreements to Repurchase	2,541	2,435
Short Term Borrowings	3,000	3,000
Federal Home Loan Bank Borrowings	48,109	49,144
Accrued Interest Payable	726	566
Other Liabilities	4,990	4,259

Total Liabilities	1,058,024	963,640

STOCKHOLDERS’ EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,037,413 and 7,035,913 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015, respectively	7,037	7,036
Additional Paid-in Capital	86,083	85,913
Retained Earnings	22,182	20,289
Accumulated Other Comprehensive Income (Loss)	816	(789)

Total Stockholders’ Equity	116,118	112,449

Total Liabilities and Stockholders’ Equity	$1,174,142	$1,076,089

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest Income:
Interest and Fees on Loans	$9,570	$8,747	$19,267	$15,380
Interest and Dividends on Securities	929	968	1,903	1,411
Interest on Federal Funds Sold and Due From Banks	77	78	118	104

Total Interest Income	10,576	9,793	21,288	16,895

Interest Expense:
Interest on Deposits	1,317	1,053	2,424	1,903
Interest on Borrowings	158	178	332	264

Total Interest Expense	1,475	1,231	2,756	2,167

Net Interest Income	9,101	8,562	18,532	14,728

Provision for Loan Losses	150	150	820	300

Net Interest Income after Provision for Loan Losses	8,951	8,412	17,712	14,428

Other Income:
Service Charges on Deposit Accounts	489	440	983	589
Gain (Loss) on Sales of Securities	56	—	231	—
Other Income	725	541	1,497	821

Total Other Income	1,270	981	2,711	1,410

Other Expenses:
Salaries and Employee Benefits	5,027	4,236	9,723	7,174
Occupancy and Equipment Expense	1,021	1,105	2,124	1,762
Other Expenses	3,102	2,643	5,704	3,930

Total Other Expenses	9,150	7,984	17,551	12,866

Income Before Income Taxes	1,071	1,409	2,872	2,972

Provision for Income Taxes	230	386	627	816

Net Income	$841	$1,023	$2,245	$2,156

Earnings Per Share:

Basic	$0.12	$0.14	$0.32	$0.34
Diluted	$0.11	$0.14	$0.31	$0.33

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Consolidated Net Income	$841	$1,023	$2,245	$2,156

Other Comprehensive Income:
Unrealized Gain on Investment Securities	831	(2,229)	2,201	(1,587)
Reclassification Adjustment for Gains Included in Net Income	56	—	231	—
Income Tax Effect	(302)	758	(827)	540

Other Comprehensive Income	585	(1,471)	1,605	(1,047)

Consolidated Comprehensive Income	$1,426	$(448)	$3,850	$1,109

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845
Comprehensive Income:
Net Income	—	—	2,156	—	2,156
Other Comprehensive Income (Loss)	—	—	—	(1,047)	(1,047)
Merger Consideration - net	1,891	30,519	—	—	32,410
Stock Based Compensation Cost	—	243	—	—	243

Balances at June 30, 2015	$7,206	$87,987	$19,104	$(1,690)	$112,607

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449
Comprehensive Income:
Net Income	—	—	2,245	—	2,245
Other Comprehensive Income (Loss)	—	—	—	1,605	1,605
Cash Dividends Declared, $0.05 Per Share	—	—	(352)	—	(352)
Stock Based Compensation Cost	—	156	—	—	156
Exercise of Stock Warrants	1	14	—	—	15

Balances at June 30, 2016	$7,037	$86,083	$22,182	$816	$116,118

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Consolidated Net Income	$2,245	$2,156
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	820	300
Depreciation and Amortization	636	544
Amortization of Purchase Accounting Valuations	(936)	(205)
Noncash Compensation Expense	156	243
Net Amortization of Securities	928	562
Gain on Sale of Securities	(231)	—
Gain on Sale of Premises and Equipment	(24)	—
Gain on Sale of Other Real Estate Owned Net of Writedowns	(3)	(7)
Increase in Cash Value of Life Insurance	(490)	(310)
Provision (Credit) for Deferred Income Taxes	62	(663)
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(122)	(78)
(Increase) Decrease in Other Assets	476	(1,035)
Increase in Accrued Interest Payable	160	58
Increase in Other Liabilities	731	526

Net Cash Provided by Operating Activities	4,408	2,091

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(35,881)	(32,257)
Proceeds from Maturities / Sales of Securities Available for Sale	29,836	1,836
Proceeds from Paydowns of Securities Available for Sale	11,109	7,481
Net Cash Received in Merger	—	87,377
Purchases of Other Equity Securities	(833)	(1,898)
Redemption of Other Equity Securities	2	1,651
Life Insurance Proceeds	560	—
Net Increase in Loans	(25,799)	(31,279)
Proceeds from Sale of Premises and Equipment	68	—
Purchases of Premises and Equipment	(665)	(176)
Proceeds from Sales of Other Real Estate	584	413
Improvements to Other Real Estate	(102)	—
Consideration Settlement to Former AGFC Shareholders	(3,448)	—
Net Increase in Federal Funds Sold	(25,792)	(12,262)

Net Cash Used in Investing Activities	(50,361)	20,886

(CONTINUED)

	For The Six Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities:
Net Increase in Deposits	94,422	55,580
Net Increase in Securities Sold Under Agreements to Repurchase	106	2,505
Net Repayments on Federal Home Loan Bank Borrowings	(669)	(569)
Proceeds from Exercise of Stock Warrants	15	—
Payment of Dividends on Common Stock	(352)	—

Net Cash Provided by Financing Activities	93,522	57,516

Net Increase in Cash and Cash Equivalents	47,569	80,493

Cash and Cash Equivalents at Beginning of Period	40,911	26,015

Cash and Cash Equivalents at End of Period	$88,480	$106,508

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$2,238	$1,805

Interest on Borrowings	$358	$145

Income Tax Payments	$—	$1,852

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$2,432	$(1,587)

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(827)	$540

Transfer of Loans to Other Real Estate	$365	$117

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

Cost and Allocation of Purchase Price for American Gateway Financial Corporation (AGFC):

(Dollars in thousands, except per share data)

Purchase Price:
AGFC Shares Outstanding at March 31, 2015	217,944
Gross Business First Shares Issued for AGFC Shares	2,589,174
Exchange Ratio	11.88
Less: Shares Cashed Out Under Terms of Merger	698,186
Net Business First Shares to be Issued for AGFC Shares		1,890,988
Market Value per Share of Business First Stock		17.66

Aggregate Value of Business First Stock Issued in Merger		$33,395
Aggregate Cash Consideration Paid in Merger		1,595
Cash Paid to Shareholders Exercising Appraisal Rights		12,867

Total Purchase Price		$47,857

Net Assets Acquired:
Cash and Cash Equivalents		$98,489
Securities Available for Sale		108,358
Loans and Leases Receivable		143,223
Premises and Equipment, Net		7,395
Cash Value of Life Insurance		4,326
Other Real Estate Owned		593
Core Deposit Intangible		2,762
Other Assets		6,375

Total Assets		371,521

Noninterest Bearing Deposits		80,865
Interest Bearing Deposits		202,442

Total Deposits		283,307
Borrowings		45,509
Other Liabilities		1,672

Total Liabilities		330,488
Net Assets Acquired		41,033

Goodwill Resulting from Merger		$6,824

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$841	$1,023	$2,245	$2,156

Denominator:
Weighted Average Common Shares Outstanding	7,037,413	7,196,883	7,037,207	6,261,103
Dilutive Effect of Stock Options and Warrants	311,308	293,600	311,308	293,600

Weighted Average Dilutive Common Shares	7,348,721	7,490,483	7,348,515	6,554,703

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.12	$0.14	$0.32	$0.34

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.11	$0.14	$0.31	$0.33

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$6,771	$116	$—	$6,887
Corporate Securities	11,162	—	127	11,035
Mortgage-Backed Securities	114,769	228	209	114,788
Municipal Securities	72,656	1,527	26	74,157
Other Securities	934	—	273	661

	$206,292	$1,871	$635	$207,528

	December 31, 2015
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$13,656	$43	$32	$13,667
Corporate Securities	11,177	—	105	11,072
Mortgage-Backed Securities	120,599	39	1,568	119,070
Municipal Securities	65,679	874	112	66,441
Other Securities	942	—	335	607

	$212,053	$956	$2,152	$210,857

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table is a summary of securities with gross unrealized losses and fair values at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate Securities	$4,526	$21	$6,510	$106	$11,036	$127
Mortgage-Backed Securities	17,346	23	50,540	186	67,886	209
Municipal Securities	5,830	24	213	2	6,043	26
Other Securities	—	—	661	273	661	273

	$27,702	$68	$57,924	$567	$85,626	$635

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government Agencies	$8,840	$32	$—	$—	$8,840	$32
Corporate Securities	11,072	105	—	—	11,072	105
Mortgage-Backed Securities	91,384	1,029	23,386	539	114,770	1,568
Municipal Securities	13,983	43	2,498	69	16,481	112
Other Securities	—	—	607	335	607	335

	$125,279	$1,209	$26,491	$943	$151,770	$2,152

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of June 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$2,818	$2,827
One to Five Years	44,374	44,910
Over Five to Ten Years	53,195	53,743
Over Ten Years	105,905	106,048

	$206,292	$207,528

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate loans:
Construction and land	$107,832	$97,872
Farmland	7,115	8,897
1-4 family residential	122,024	112,954
Multi-family residential	20,736	26,058
Nonfarm nonresidential	290,703	312,207
Commercial	205,847	185,276
Consumer	43,593	29,128

Total loans held for investment	797,850	772,392

Less:
Allowance for loan losses	(7,380)	(7,244)

Net loans	$790,470	$765,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2016 and December 31, 2015.

Net deferred loan origination fees were $800,000 and $740,000 at June 30, 2016 and December 31, 2015, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2016 and December 31, 2015, overdrafts of $326,000 and $150,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $58.0 million and $44.7 million at June 30, 2016 and December 31, 2015, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table sets forth, as of June 30, 2016 and December 31, 2015, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2016
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244
Charge-offs	(2)	—	(99)	—	(361)	(390)	—	(852)
Recoveries	9	—	95	—	1	30	33	168
Provision	251	21	369	75	739	(371)	(264)	820

Ending Balance	$858	$51	$1,386	$176	$1,795	$2,887	$227	$7,380

Ending Balance:
Individually evaluated for impairment	$505	$—	$180	$—	$—	$317	$—	$1,002

Collectively evaluated for impairment	$353	$51	$1,152	$132	$1,795	$2,570	$227	$6,280

Purchased Credit Impaired (1)	$—	$—	$54	$44	$—	$—	$—	$98

Loans receivable:
Ending Balance	$107,832	$7,115	$122,024	$20,736	$290,703	$205,847	$43,593	$797,850

Ending Balance:
Individually evaluated for impairment	$1,434	$—	$3,755	$—	$4,286	$3,441	$—	$12,916

Collectively evaluated for impairment	$106,225	$7,115	$117,789	$20,534	$284,553	$202,406	$43,593	$782,215

Purchased Credit Impaired (1)	$173	$—	$480	$202	$1,864	$—	$—	$2,719

(1)	Purchased credit impaired loans are evaluated for impairment on an individual basis.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2016 and December 31, 2015, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$102,205	$2,319	$1,775	$1,533	$107,832
Farmland	7,115	—	—	—	7,115
1-4 family residential	113,267	2,342	3,126	3,289	122,024
Multi-family residential	19,879	—	655	202	20,736
Nonfarm nonresidential	263,811	13,782	11,320	1,790	290,703
Commercial	173,740	22,302	7,511	2,294	205,847
Consumer	43,156	268	169	—	43,593

Total	$723,173	$41,013	$24,556	$9,108	$797,850

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2016 and December 31, 2015. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$385	$—	$196	$581	$107,251	$107,832	$—
Farmland	—	—	—	—	7,115	7,115	—
1-4 family residential	1,314	76	793	2,183	119,841	122,024	—
Multi-family residential	—	—	—	—	20,736	20,736	—
Nonfarm nonresidential	317	—	681	998	289,705	290,703	—
Commercial	—	246	—	246	205,601	205,847	—
Consumer	—	—	—	—	43,593	43,593	—

Total	$2,016	$322	$1,670	$4,008	$793,842	$797,850	$—

	December 31, 2015
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$—	$10	$384	$394	$97,478	$97,872	$—
Farmland	—	—	—	—	8,897	8,897	—
1-4 family residential	289	132	1,086	1,507	111,447	112,954	—
Multi-family residential	—	—	—	—	26,058	26,058	—
Nonfarm nonresidential	1,185	178	309	1,672	310,535	312,207	—
Commercial	78	13	—	91	185,185	185,276	—
Consumer	—	—	—	—	29,128	29,128	—

Total	$1,552	$333	$1,779	$3,664	$768,728	$772,392	$—

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of June 30, 2016 and December 31, 2015. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $138,000 and $303,000 for the six months ending June 30, 2016 and 2015, respectively.

	June 30, 2016
	(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,288	$1,514	$505	$1,309
Farmland	—	—	—	—
1-4 family residential	340	373	180	304
Multi-family residential	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Other Loans:
Commercial	1,831	1,851	317	1,141
Consumer	—	—	—	—

	$3,459	$3,738	$1,002	$2,754

With no allowance recorded:
Real Estate Loans:
Construction and land	$146	$153	$—	$158
Farmland	—	—	—	—
1-4 family residential	3,415	3,983	—	3,432
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,286	5,755	—	4,272
Other Loans:
Commercial	1,610	2,721	—	1,820
Consumer	—	—	—	—

	$9,457	$12,612	$—	$9,682

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,434	$1,667	$505	$1,467
Farmland	—	—	—	—
1-4 family residential	3,755	4,356	180	3,736
Multi-family residential	—	—	—	—
Nonfarm nonresidential	4,286	5,755	—	4,272
Other Loans:
Commercial	3,441	4,572	317	2,961
Consumer	—	—	—	—

	$12,916	$16,350	$1,002	$12,436

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

April 1, 2015
(Dollars in thousands)
Purchased Impaired Credits:
Contractually required principal and interest	$11,294
Nonaccretable difference	6,375

Cash flows expected to be collected	4,919
Accretable yield	—

Fair value of Purchased Impaired Credits at Acquisition	$4,919

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to June 30, 2016.

Purchased Impaired Credits
(Dollars in thousands)

Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net of discounts realized	(469)
Charge-offs	(204)
Transfer to Other Real Estate	(612)

Carrying amount - December 31, 2015	3,634
Payments received, net of discounts realized	(502)
Charge-offs	(263)
Transfer to Other Real Estate	(150)

Carrying amount - June 30, 2016	$2,719

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30, which had an estimated fair value of $138.1 million as of the date of acquisition. As of June 30, 2016 and December 31, 2015, the AGFC performing loans totaled $76.9 million and $93.1 million, respectively, with a related purchase discount of $2.7 million and $3.2 million, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2016 and December 31, 2015, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding loan modifications occurring as of June 30, 2016 and December 31, 2015. The Bank had $54,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2015, and none that subsequently defaulted during the six months ended June 30, 2016.

Modifications as of June 30, 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	5	$1,568	$907
Nonfarm nonresidential	3	5,143	3,521
Other Loans:
Commercial	4	3,294	2,690

Total Loans	12	$10,005	$7,118

Modifications as of December 31, 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)

Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	5	$1,568	$1,008
Nonfarm nonresidential	3	5,143	3,623
Other Loans:
Commercial	3	1,736	1,234

Total Loans	11	$8,447	$5,865

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2016 and December 31, 2015. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2016
Available for Sale:
U.S. Government Agency Securities	$6,887	$—	$6,887	$—
Corporate Securities	11,035	—	11,035	—
Mortgage-Backed Securities	114,788	—	114,788	—
Municipal Securities	74,157	—	74,157	—
Other Securities	661	—	661	—

Total	$207,528	$—	$207,528	$—

December 31, 2015
Available for Sale:
U.S. Government Agency Securities	$13,667	$—	$13,667	$—
Corporate Securities	11,072	—	11,072	—
Mortgage-Backed Securities	119,070	—	119,070	—
Municipal Securities	66,441	—	66,441	—
Other Securities	607	—	607	—

Total	$210,857	$—	$210,857	$—

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2016
Assets:
Impaired Loans	$14,535	$—	$14,535	$—
Repossessed Assets	1,919	—	1,919	—

Total	$16,454	$—	$16,454	$—

December 31, 2015
Assets:
Impaired Loans	$14,224	$—	$14,224	$—
Repossessed Assets	2,033	—	2,033	—

Total	$16,257	$—	$16,257	$—

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2016
Financial Assets:
Cash and Short-Term Investments	$116,768	$116,768	$116,768	$—	$—
Securities	207,528	207,528	—	207,528	—
Loans - Net	790,470	787,596	—	—	787,596
Cash Value of BOLI	22,269	22,269	—	22,269	—
Other Equity Securities	6,181	6,181	—	—	6,181

	$1,143,216	$1,140,342	$116,768	$229,797	$793,777

Financial Liabilities:
Deposits	$998,658	$984,769	$—	$—	$984,769
Borrowings	53,650	53,634	—	53,634	—

	$1,052,308	$1,038,403	$—	$53,634	$984,769

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Financial Assets:
Cash and Short-Term Investments	$43,407	$43,407	$43,407	$—	$—
Securities	210,857	210,857	—	210,857	—
Loans - Net	765,148	761,241	—	—	761,241
Cash Value of BOLI	22,339	22,339	—	22,339	—
Other Equity Securities	5,350	5,350	—	—	5,350

	$1,047,101	$1,043,194	$43,407	$233,196	$766,591

Financial Liabilities:
Deposits	$904,236	$897,771	$—	$—	$897,771
Borrowings	54,579	54,561	—	54,561	—

	$958,815	$952,332	$—	$54,561	$897,771

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 8 – Recently Issued Accounting Pronouncements –

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

We believe these factors include, but are not limited to, the following:

•	changes in the strength of the United States economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	market declines in industries to which we have exposure, such as the recent declines in crude oil prices that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the oil and gas industry;

•	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	legislative or regulatory developments, including changes in laws and regulations concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making required to be undertaken by various regulatory agencies under the Dodd-Frank Act;

•	government intervention in the U.S. financial system;

•	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond our control; and

•	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis is to focus on significant changes in the financial condition of Business First Bancshares, Inc. and its subsidiaries (Business First), from December 31, 2015 to June 30, 2016 and its results of operations for the six months ended June 30, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of eighteen offices, including sixteen banking centers, one loan production office, and one wealth solutions office in seven markets across Louisiana. As of June 30, 2016, we had total assets of $1.2 billion, total loans of $797.9 million, total deposits of $998.7 million, and total stockholders’ equity of $116.1 million.

After the close of business on March 31, 2015, we merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us. Our financial condition and results of operations as of and for the period ended June 30, 2016 were impacted as a result of this merger, as 10 former American Gateway branches were added to our branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10 in cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding this merger.

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

Financial Highlights

The financial highlights for the quarter ended June 30, 2016 include:

•	Total assets of $1.2 billion, a $98.1 million or 9.1% increase from December 31, 2015.

•	Total loans of $797.9 million, a $25.5 million or 3.3% increase from December 31, 2015.

•	Total deposits of $998.7 million, a $94.4 million or 10.4% increase from December 31, 2015.

•	Net income for the three months ended June 30, 2016 of $841,000, a $182,000 or 17.8% decrease from the quarter ended June 30, 2015.

•	Net interest income of $9.1 million for the three months ended June 30, 2016, a year-over-year increase of $539,000 or 6.3%, from the three month period ended June 30, 2015.

•	An allowance for loan and lease losses of 0.92% of total loans and a ratio of non-performing loans to total loans of 1.14% as of June 30, 2016.

•	Return on average assets of 0.40% over the first six months of 2016.

•	Return on average equity of 3.92% over the first six months of 2016.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.21%, 10.73%, 10.73% and 11.47%, respectively as of June 30, 2016.

•	Book value per share of $16.50 as of June 30, 2016, an increase of 3.3% from $15.98 at December 31, 2015.

Results of Operations for the Six and Three Months Ended June 30, 2016 and 2015

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

For the six months ended June 30, 2016, net interest income totaled $18.5 million, and net interest margin and net interest spread were 3.58% and 3.42%, respectively. For the six months ended June 30, 2015 net interest income totaled $14.7 million and net interest margin and net interest spread were 3.41% and 3.24%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased twenty-one basis points from 4.69% as of June 30, 2015 to 4.90% as of June 30, 2016. In addition, we experienced an overall increase in cost of funds of two basis points. For the three months ended June 30, 2016, net interest income totaled $9.1 million, and net interest margin and net interest spread were 3.47% and 3.30%, respectively. For the three months ended June 30, 2015, net interest income totaled $8.6 million and net interest margin and net interest spread were 3.28% and 3.11%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased nine basis points and from 4.74% as of June 30, 2015 to 4.83% as of June 30, 2016. In addition, we experienced an overall increase in cost of funds of eight basis points. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields for the six months ended June 30, 2016. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the six and three months ended June 30, 2016 and 2015, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$786,112	$19,267	4.90%	$655,711	$15,380	4.69%
Securities available for sale	211,626	1,903	1.80%	144,594	1,411	1.95%
Interest-bearing deposits in other banks	38,765	118	0.61%	64,632	104	0.32%

Total interest-earning assets	1,036,503	21,288	4.11%	864,937	16,895	3.91%
Allowance for loan losses	(7,266)			(6,819)
Noninterest-earning assets	102,497			51,511

Total assets	$1,131,734	$21,288		$909,629	$16,895

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$735,960	$2,424	0.66%	$592,860	$1,903	0.64%
Advances from FHLB	53,553	280	1.05%	49,046	260	1.06%
Other borrowings	6,166	52	1.69%	2,436	4	0.33%

Total interest-bearing liabilities	795,679	2,756	0.69%	644,342	2,167	0.67%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	214,546			161,796
Other liabilities	6,922			4,905

Total noninterest-bearing liabilities	221,468			166,701
Stockholders’ equity	114,587			98,586

Total liabilities and stockholders’ equity	$1,131,734			$909,629

Net interest rate spread(1)			3.42%			3.24%
Net interest income		$18,532			$14,728

Net interest margin(2)			3.58%			3.41%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$791,964	$9,570	4.83%	$737,778	$8,747	4.74%
Securities available for sale	207,965	929	1.79%	203,372	968	1.90%
Interest-bearing deposits in other banks	49,630	77	0.62%	101,686	78	0.31%

Total interest-earning assets	1,049,559	10,576	4.03%	1,042,836	9,793	3.76%
Allowance for loan losses	(7,200)			(6,908)
Noninterest-earning assets	119,325			59,617

Total assets	$1,161,684	$10,576		$1,095,545	$9,793

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$758,851	$1,317	0.69%	$701,887	$1,053	0.60%
Advances from FHLB	48,347	133	1.10%	55,549	177	1.27%
Other borrowings	6,013	25	1.66%	4,450	1	0.09%

Total interest-bearing liabilities	813,211	1,475	0.73%	761,886	1,231	0.65%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	224,480			207,709
Other liabilities	8,665			6,193

Total noninterest-bearing liabilities	233,145			213,902
Stockholders’ equity	115,328			119,757

Total liabilities and stockholders’ equity	$1,161,684			$1,095,545

Net interest rate spread(1)			3.30%			3.11%
Net interest income		$9,101			$8,562

Net interest margin(2)			3.47%			3.28%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Six Months Ended June 30, 2016 compared to the Six Months ended June 30, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$3,196	$691	$3,887
Securities available for sale	603	(111)	492
Interest-earning deposits in other banks	(79)	93	14

Total increase (decrease) in interest income	$3,720	$673	$4,393

Interest-bearing liabilities:
Interest-bearing deposits	$471	$50	$521
Advances from FHLB	24	(4)	20
Other borrowings	31	17	48

Total increase (decrease) in interest expense	526	63	589

Increase (decrease) in net interest income	$3,194	$610	$3,804

	For the Three Months Ended June 30, 2016 compared to the Three Months ended June 30, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$655	$168	$823
Securities available for sale	21	(60)	(39)
Interest-earning deposits in other banks	(81)	80	(1)

Total increase (decrease) in interest income	$595	$188	$783

Interest-bearing liabilities:
Interest-bearing deposits	$100	$164	$264
Advances from FHLB	(20)	(24)	(44)
Other borrowings	6	18	24

Total increase (decrease) in interest expense	86	158	244

Increase (decrease) in net interest income	$509	$30	$539

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $820,000 for the six months ended June 30, 2016 and $300,000 for the same period in 2015. For the three months ended June 30, 2016 and 2015, the provision for loan losses was $150,000 for both periods. The increased provision during the first six months of 2016 compared to the prior year same period was to increase our general reserves related to our exposure to the energy sector.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, gains on the sale of securities, and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended June 30,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$983	$589	$394
Debit card fee income	312	172	140
ATM fees	89	61	28
Gain on sales of other real estate owned	62	19	43
Bank-owned life insurance income	490	310	180
Gain on sales of investment securities	231	—	231
Brokerage commissions	272	5	267
Other	272	254	18

Total noninterest income	$2,711	$1,410	$1,301

	For the Three Months Ended June 30,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$489	$440	$49
Debit card fee income	159	149	10
ATM fees	44	61	(17)
Gain (loss) on sales of other real estate owned	30	(3)	33
Bank-owned life insurance income	137	172	(35)
Gain on sales of investment securities	56	—	56
Brokerage commissions	201	5	196
Other	154	157	(3)

Total noninterest income	$1,270	$981	$289

Noninterest income for the six months ended June 30, 2016 increased $1.3 million or 92.3% to $2.7 million compared to noninterest income of $1.4 million for the same period in 2015. For the three months ended June 30, 2016 increased $289,000 or 29.5% to $1.3 million compared to noninterest income of $981,000 for the same period in 2015. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $983,000 for the six months ended June 30, 2016, an increase of $394,000 over the same period in 2015. For the three months ended June 30, 2016, service charges on deposit accounts were $489,000, an increase of $49,000 over the same period in 2015. The increased fee income for the six months ended June 30, 2016, compared to the prior year period, was primarily due to an increase in the number of deposit accounts as a result of the merger with AGFC. The increase for the three months ended June 30, 2016, over the same period in 2015, was as a result of continued deposit penetration in our market area and the resulting increase in fee income.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $312,000 and $172,000 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $140,000 or 81.4%. For the three months ended June 30, 2016 and 2015, debit card fee income was $159,000 and $149,000, respectively, representing an increase of $10,000 or 6.7%. The increased fee income for the six months ended June 30, 2016, over the same period in 2015, was largely due to increased customer volume resulting from the merger with AGFC. The increase for the three months ended June 30, 2016, compared to the prior year period, was due to increased customer volume resulting from the continued growth in deposit customers.

ATM fees. We earn fee income as a result of noncustomer activity at our ATM machines, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $89,000 and $61,000 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $28,000 or 45.9%. For the three months ended June 30, 2016 and 2015, ATM fees were $44,000 and $61,000, respectively, representing a decrease of $17,000 or 27.9%. These fees were a new revenue source beginning in the second quarter 2015 as a result of the AGFC merger. Prior to the merger, we did not own any ATM machines. The decline in ATM fees for the second quarter 2016, compared to the prior year quarter, was related to the AGFC core system conversion where customer related ATM surcharge fees, related to usage at non-Business First ATM machines, were mapped to service charge income rather than ATM fees. The ATM fee income post the July 2015 conversion represents only noncustomer ATM income.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $490,000 for the six months ended June 30, 2016 as compared to $310,000 for the same time period in 2015, an increase of $180,000. Income from bank-owned life insurance was $137,000 for the three months ended June 30, 2016 as compared to $172,000 for the same time period in 2015, a decrease of $35,000. The increase for the six months ended June 30, 2016 was primarily a due to receipt of a death benefit related to a former AGFC employee. The decrease in income for the three months ended June 30, 2016, compared to the same period in 2015, was due to a decrease in the number/coverage amount of insurance policies in force as well as to a drop in yield as a result of a decline in market interest rates.

Gain on Sale of Investment Securities. We had $231,000 in gains on the sale of investment securities for the six months ended June 30, 2016, and no gains or losses on sales for the same period in 2015. We had $56,000 in gains on the sale of investment securities for the three months ended June 30, 2016, and no gains or losses on sales for the same period in 2015

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. We began offering these services to our clients during the first quarter 2015. Brokerage commissions totaled $272,000 and $5,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, brokerage commissions were $201,000 and $5,000, respectively. The increases are due to these services being in the start-up phase during the same time period in 2015.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, insurance commissions, credit card income, participation fee income and other real estate rental income. Other income increased $18,000 or 7.1% for the six months ended June 30, 2016, compared to the same period in 2015. For the three months ended June 30, 2016 and 2015, other income decreased $3,000 or 1.9%.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended June 30,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$9,723	$7,174	$2,549
Non-staff expenses:
Occupancy of bank premises	1,100	973	127
Depreciation and amortization	773	544	229
Data processing	733	451	282
FDIC assessment fees	357	303	54
Legal and other professional fees	1,058	1,140	(82)
Advertising and promotions	565	230	335
Utilities and communications	511	218	293
Ad valorem shares tax	361	320	41
Other real estate owned expenses and write-downs	145	66	79
Other	2,225	1,447	778

Total noninterest expense	$17,551	$12,866	$4,685

	For the Three Months Ended June 30,		Increase (Decrease)
	2016	2015
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$5,027	$4,236	$791
Non-staff expenses:
Occupancy of bank premises	486	610	(124)
Depreciation and amortization	385	342	43
Data processing	358	273	85
FDIC assessment fees	193	186	7
Legal and other professional fees	693	894	(201)
Advertising and promotions	281	126	155
Utilities and communications	232	144	88
Ad valorem shares tax	181	179	2
Other real estate owned expenses and write-downs	54	66	(12)
Other	1,260	928	332

Total noninterest expense	$9,150	$7,984	$1,166

Noninterest expense for the six months ended June 30, 2016 increased $4.7 million or 36.4% to $17.6 million compared to noninterest expense of $12.9 million for the same period in 2015. For the three months ended June 30, 2016, noninterest expense increased $1.2 million or 14.6% to $9.2 million, compared to noninterest expense of $8.0 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $9.7 million for the six months ended June 30, 2016, an increase of $2.5 million or 35.5% compared to the same period in 2015. For the three months ended June 30, 2016, salaries and benefits were $5.0 million, an increase of $791,000 or 18.7% compared to the same period in 2015. The increase was primarily attributable to new salaries and benefits for employees acquired in the AGFC merger, as well as additional hires for new positions. Our salary expense also increased as a result of our merit increase cycle. As of June 30, 2016, we had 212 full-time equivalent employees compared to 182 as of June 30, 2015. Salaries and employee benefits included stock-based compensation expense of $156,000 and $243,000 for the six months ended June 30, 2016 and 2015, respectively, and $50,000 and $122,000 for the three months ended June 30, 2016 and 2015, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $1.1 million for the six months ended June 30, 2016 and $973,000 for the same period in 2015. For the three months ended June 30, 2016 and 2015, occupancy and bank premises were $486,000 and $610,000, respectively. The increase of $127,000 for the six months ended June 30, 2016 can primarily be attributed to the addition of 10 banking centers in conjunction with the merger with AGFC. The decrease of $124,000 for the three months ended June 30, 2016 can primarily be attributed to a property insurance refund on the AGFC properties for policies prepaid through December 31, 2015, but cancelled at the time of merger.

Depreciation and amortization. Depreciation and amortization costs were $773,000 and $544,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, respectively, depreciation and amortization costs were $385,000 and $342,000. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $635,000 and $544,000 for the six months ended June 30, 2016 and 2015, and $316,000 and $342,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in depreciation expense for the six months ended June 30, 2016, over the same period in 2015, can be directly attributed to the assets acquired in the AGFC merger. The decrease in depreciation costs for the three months ended June 30, 2016, compared to prior year period, was due to aged assets becoming fully depreciated. The amortization of intangible assets was $138,000 for the six months and $69,000 for the three months ended June 30, 2016. There was no amortization of intangible assets in either period for 2015.

Data processing. Data processing expenses were $733,000 for the six months ended June 30, 2016 and $451,000 for the same period in 2015. For the three months ended June 30, 2016 and 2015, data processing expenses were $358,000 and $273,000, respectively. The increases of $282,000 for the six months ended June 30, 2016 and $85,000 for the three months ended June 30, 2016, were attributable to the merger with AGFC as well as organic growth in our loans and deposits.

FDIC assessment fees. FDIC assessment fees were $357,000 and $303,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, the FDIC assessment fees were $193,000 and $186,000, respectively. The increase of $54,000 or 17.8% for the six months ended June 30, 2016, compared to the prior year period, was primarily due to the merger with AGFC.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.1 million for each of the six months ended June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, legal and other professional fees were $693,000 and $894,000, respectively. Legal and other professional fees were $82,000 or 7.2% lower during the six months ended June 30, 2016, compared to the same period in 2015, because the fees incurred in 2015 related to the merger with AGFC and registration of our common stock were replaced in 2016 with fees incurred in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal. In addition, efficiencies have been achieved in the current year period related to our on-going reporting obligations in connection with the registration of our common stock. The decrease of $201,000 for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, can be attributed to the trailing transaction costs related to the March 31, 2015 merger with AGFC incurred in the 2nd quarter 2015 in relation to the legal costs incurred during the 2nd quarter 2016 in defending the litigation related to the dissenting former AGFC shareholders.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), directors’ fees, insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $778,000 for the six months ended June 30, 2016 compared to the same period in 2015. For the three months ended June 30, 2016, other noninterest expense increased $332,000 compared to the same period in 2015. The increase in other expenses for the six months ended June 30, 2016, compared to the prior year period, was due to the merger with AGFC as well as the $162,000 statutory interest paid as a result of the settlement of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal. The increase for the three months ended June 30, 2016, over the same period in 2015, is primarily as a result of the statutory interest paid in the litigation settlement with the dissenting former AGFC shareholders.

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

For the six months ended June 30, 2016, income tax expense totaled $627,000, a decrease of $189,000 or 23.2% compared to $816,000 for the same period in 2015. For the three months ended June 30, 2016, income tax expense totaled $230,000, a decrease of $156,000 or 40.4% compared to $386,000 for the same period in 2015. For the periods presented, the decrease in income tax expense can be attributed primarily to higher levels of tax-exempt income during the six and three months ended June 30, 2016, compared to the prior year periods, as a result of municipal securities acquired in the AGFC merger and the receipt of death benefit proceeds from a bank-owned life insurance policy. Our effective tax rates for the six months ended June 30, 2016 and 2015 were 21.8% and 27.5%, respectively. For the three months ended June 30, 2016, our effective tax rates were 21.5% and 27.4%, respectively. Our effective tax rate for both periods was affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $98.1 million or 9.1% from $1.1 billion as of December 31, 2015 to $1.2 billion as of June 30, 2016. Our asset growth was primarily driven by deposit growth.

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

As of June 30, 2016, total loans were $797.9 million, an increase of $25.5 million compared to $772.4 million as of December 31, 2015. The increase was primarily due our continued loan penetration in our primary market area. There were no loans held for sale as of June 30, 2016.

Total loans as a percentage of deposits were 79.9% and 85.4% as of June 30, 2016 and December 31, 2015 respectively. Total loans as a percentage of assets were 68.0% and 71.8% as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2016		As of December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$205,847	25.8%	$185,276	24.0%
Real estate:
Construction and land	107,832	13.5%	97,872	12.7%
Farmland	7,115	0.9%	8,897	1.1%
1-4 family residential	122,024	15.3%	112,954	14.6%
Multi-family residential	20,736	2.6%	26,058	3.4%
Nonfarm nonresidential	290,703	36.4%	312,207	40.4%
Consumer	43,593	5.5%	29,128	3.8%

Total loans held for investment	$797,850	100%	$772,392	100%

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

Commercial loans increased $20.6 million or 11.1% to $205.8 million as of June 30, 2016 from $185.3 million as of December 31, 2015. The increase in lending activity was due the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $10.0 million or 10.2% to $107.8 million as of June 30, 2016 from $97.9 million as of December 31, 2015. The increase was attributable to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $9.1 million or 8.0% to $122.0 million as of June 30, 2016 from $113.0 million as of December 31, 2015. This increase resulted from both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans decreased $21.5 million or 6.9% to $290.7 million as of June 30, 2016 from $312.2 million as of December 31, 2015. The decrease was primarily driven by two factors: (1) regularly scheduled principal amortization of the portfolio, and (2) loans that were refinanced by borrowers with other financial institutions.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$79,624	$87,381	$38,842	$205,847
Real estate:
Construction and land	48,594	45,659	13,579	107,832
Farmland	1,152	4,347	1,616	7,115
1-4 family residential	9,829	55,693	56,502	122,024
Multi-family residential	5,671	9,580	5,485	20,736
Nonfarm nonresidential	38,365	98,685	153,653	290,703
Consumer	16,631	23,785	3,177	43,593

Total loans	$199,866	$325,130	$272,854	$797,850

Amounts with fixed rates	$89,871	$220,499	$181,783	$492,153
Amounts with floating rates	$109,995	$104,631	$91,071	$305,697

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$68,158	$82,765	$34,353	$185,276
Real estate:
Construction and land	52,242	38,415	7,215	97,872
Farmland	2,560	5,470	867	8,897
1-4 family residential	13,524	52,639	46,791	112,954
Multi-family residential	1,408	12,086	12,564	26,058
Nonfarm nonresidential	37,802	128,039	146,366	312,207
Consumer	14,600	12,034	2,494	29,128

Total loans	$190,294	$331,448	$250,650	$772,392

Amounts with fixed rates	$85,246	$216,675	$151,589	$453,510
Amounts with floating rates	$105,048	$114,773	$99,061	$318,882

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $11.0 million and $10.0 million in nonperforming assets as of June 30, 2016 and December 31, 2015, respectively. We had $9.1 million in nonperforming loans as of June 30, 2016 compared to $8.0 million as of December 31, 2015. The increase in nonperforming assets and nonperforming loans from December 31, 2015 to June 30, 2016 is mainly attributable to one energy sector loan. This loan is a purchased participation loan from a bank located in Corpus Christi, TX and is not representative of a larger credit relationship. Focused joint, monthly monitoring of this loan is being performed by both our and the lead bank’s Special Assets group. Management believes we have allocated an appropriate specific reserve for this participation balance.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of June 30, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans	$9,108	$7,957
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	9,108	7,957

Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,619	1,373
Residential real estate	300	660

Total other real estate owned	1,919	2,033

Total nonperforming assets	$11,027	$9,990

Restructured loans-nonaccrual	$2,221	$811
Restructured loans-accruing	$4,897	$5,054
Ratio of nonperforming loans to total loans	1.14%	1.03%
Ratio of nonperforming assets to total assets	0.94%	0.93%

	As of June 30, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,533	$1,738
1-4 family residential	3,289	3,205
Multi-family residential	202	229
Nonfarm nonresidential	1,790	1,806
Commercial	2,294	979
Consumer	—	—

Total	$9,108	$7,957

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

The following table summarizes our internal ratings of loans as of the dates indicated.

	As of June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$102,205	$2,319	$1,775	$1,533	$107,832
Farmland	7,115	—	—	—	7,115
1-4 family residential	113,267	2,342	3,126	3,289	122,024
Multi-family residential	19,879	—	655	202	20,736
Nonfarm nonresidential	263,811	13,782	11,320	1,790	290,703
Commercial	173,740	22,302	7,511	2,294	205,847
Consumer	43,156	268	169	—	43,593

Total	$723,173	$41,013	$24,556	$9,108	$797,850

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128

Total	$700,180	$39,414	$24,841	$7,957	$772,392

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

As of June 30, 2016, the allowance for loan losses totaled $7.4 million or 0.92% of total loans. As of December 31, 2015, the allowance for loan losses totaled $7.2 million or 0.94% of total loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2016 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2015 (Dollars in thousands)
Average loans outstanding(1)	$786,112	$700,952

Gross loans outstanding at end of period(1)	$797,850	$772,392

Allowance for loan losses at beginning of period	7,244	6,632
Provision for loan losses	820	1,200
Charge-offs:
Real estate:
Construction, land and farmland	2	102
Residential	99	144
Nonfarm non-residential	361	44
Commercial	390	695
Consumer	—	—

Total charge-offs	852	985
Recoveries:
Real estate:
Construction, land and farmland	9	34
Residential	95	94
Nonfarm non-residential	1	13
Commercial	30	164
Consumer	33	92

Total recoveries	168	397

Net charge-offs	684	588

Allowance for loan losses at end of period	$7,380	$7,244

Ratio of allowance to end of period loans	0.92%	0.94%
Ratio of net charge-offs to average loans	0.09%	0.08%

(1)	Excluding loans held for sale.

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

	As of June 30, 2016		As of December 31, 2015
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$858	11.6%	$600	8.3%
Farmland	51	0.7%	30	0.4%
1-4 family residential	1,386	18.8%	1,021	14.1%
Multi-family residential	176	2.4%	101	1.4%
Nonfarm nonresidential	1,795	24.3%	1,416	19.6%

Total real estate	4,266	57.8%	3,168	43.8%
Commercial	2,887	39.1%	3,618	49.9%
Consumer	227	3.1%	458	6.3%

Total allowance for loan losses	$7,380	100%	$7,244	100%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2016, the carrying amount of investment securities totaled $207.5 million, a decrease of $3.3 million or 1.6% compared to $210.9 million as of December 31, 2015. Securities represented 17.7%, and 19.6% of total assets as of June 30, 2016 and December 31, 2015, respectively.

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

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$6,771	$116	$—	$6,887
Corporate bonds	11,162	—	127	11,035
Municipal securities	72,656	1,527	26	74,157
Mortgage-backed securities	114,769	228	209	114,788
Other securities	934	—	273	661

Total	$206,292	$1,871	$635	$207,528

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$13,656	$43	$32	$13,667
Corporate bonds	11,177	—	105	11,072
Municipal securities	65,679	874	112	66,441
Mortgage-backed securities	120,599	39	1,568	119,070
Other securities	942	—	335	607

Total	$212,053	$956	$2,152	$210,857

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2016, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$2,053	1.03%	$4,834	2.53%	$—	—%	$6,887	2.08%
Corporate bonds	—	—%	6,556	2.00%	4,479	1.74%	—	—%	11,035	1.89%
Municipal securities	2,822	1.55%	31,489	1.80%	19,105	2.20%	20,741	2.46%	74,157	2.08%
Mortgage-backed securities	5	1.01%	4,812	1.76%	25,325	1.31%	84,646	1.77%	114,788	1.67%
Other securities	—	—%	—	—%	—	—%	661	2.00%	661	2.00%

Total	$2,827	1.54%	$44,910	1.79%	$53,743	1.77%	$106,048	1.91%	$207,528	1.84%

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$6,843	1.58%	$4,827	2.52%	$1,997	1.49%	$13,667	1.90%
Corporate bonds	—	—%	6,581	1.73%	4,491	1.46%	—	—%	11,072	1.62%
Municipal securities	2,038	1.15%	23,195	1.80%	20,681	2.22%	20,527	2.36%	66,441	2.08%
Mortgage-backed securities	3	(2.75)%	4,906	1.72%	27,665	1.50%	86,496	1.69%	119,070	1.65%
Other securities	—	—%	—	—%	—	—%	607	1.84%	607	1.84%

Total	$2,041	1.14%	$41,525	1.74%	$57,664	1.84%	$109,627	1.81%	$210,857	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.25 years with an estimated effective duration of 49.47 months as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2016 were $998.7 million, an increase of $94.4 million compared to $904.2 million as of December 31, 2015. Deposit growth was primarily due to an increase in the offering rate on certificates of deposit greater than $100,000, along with continued deposit penetration in our primary market area.

Noninterest-bearing deposits as of June 30, 2016 were $243.4 million compared to $222.5 million as of December 31, 2015, an increase of $20.9 million or 9.4%.

Average deposits for the six months ended June 30, 2016 were $950.5 million, an increase of $128.8 million or 15.7% over the full year average for the year ended December 31, 2015 of $821.8 million. The average rate paid on total interest-bearing deposits increased over this period from 0.61% for the year ended December 31, 2015 to 0.66% for the six months ended June 30, 2016. The increase in average rates during the six months ended June 30, 2016 was driven primarily by a strategic increase in the pricing of certificates of deposit greater than $100,000 in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.51% for the six months ended June 30, 2016 and 0.47% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six months Ended June 30, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$35,099	0.17%	$28,491	0.25%
NOW accounts	118,611	0.23%	103,157	0.20%
Limited access money market accounts and savings	255,979	0.41%	218,991	0.41%
Certificates and other time deposits > $100k	243,134	1.07%	195,086	0.88%
Certificates and other time deposits < $100k	83,137	1.03%	87,030	1.13%

Total interest-bearing deposits	735,960	0.66%	632,755	0.61%
Noninterest-bearing demand accounts	214,546	—%	188,995	—%

Total deposits	$950,506	0.51%	$821,750	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2016 and the year ended December 31, 2015 was 22.6% and 23.0%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
	(Dollars in thousands)
1 year or less	$188,006	$134,384
More than 1 year but less than 3 years	63,701	39,214
3 years or more but less than 5 years	18,462	6,530
5 years or more	250	4,008

Total	$270,419	$184,136

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2016 and December 31, 2015, total borrowing capacity of $327.5 million and $317.9 million, respectively, was available under this arrangement and $48.1 million and $49.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.65% as of June 30, 2016 and 2.66% as of December 31, 2015. Our current FHLB advances mature within three years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
June 30, 2016
Amount outstanding at quarter-end	$48,109
Weighted average stated interest rate at quarter-end	2.65%
Maximum month-end balance during the quarter	$48,456
Average balance outstanding during the quarter	$48,347
Weighted average interest rate during the quarter	1.11%

December 31, 2015
Amount outstanding at year-end	$49,144
Weighted average stated interest rate at year-end	2.66%
Maximum month-end balance during the year	$79,658
Average balance outstanding during the year	$54,942
Weighted average interest rate during the year	1.03%

First Tennessee Bank National Association (FTN) advances. FTN allows us to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, is unsecured, but we have agreed that we will not pledge any of the capital stock of our wholly-owned subsidiary, Business First Bank, to secure any other obligation. As of June 30, 2016 and December 31, 2015, there was no borrowing capacity available under the line, and $3.0 million was outstanding at a variable rate of 3-month LIBOR plus 2.5%. The rate was 3.18% and 2.93% at June 30, 2016 and December 31, 2015, respectively, and adjusts quarterly. The FTN line matures in one year and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
June 30, 2016
Amount outstanding at quarter-end	$3,000
Weighted average stated interest rate at quarter-end	3.18%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$3,000
Weighted average interest rate during the quarter	3.14%

December 31, 2015
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	2.93%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$986
Weighted average interest rate during the year	2.86%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2016:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$30,000
Compass Bank	$22,500
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
June 30, 2016
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$—
Weighted average interest rate during the quarter	—%

December 31, 2015
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$6,493
Average balance outstanding during the year	$732
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2016 and the year ended December 31, 2015, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2016 and December 31, 2015, we maintained 6 and 5 lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $109.5 million as of June 30, 2016 and $83.7 million as of December 31, 2015. There were no funds under these lines of credit outstanding as of June 30, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.1 billion for the six months ended June 30, 2016 and $999.5 million for the year ended December 31, 2015.

	For the Six Months Ended June 30, 2016	For the Years Ended December 31, 2015
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	18.9%
Interest-bearing	65.0%	63.3%
Advances from FHLB	4.7%	5.5%
Other borrowings	0.6%	0.3%
Other liabilities	0.6%	1.4%
Stockholders’ equity	10.1%	10.6%

Total	100%	100%

Uses of Funds:
Loans	68.8%	69.4%
Securities available for sale	18.7%	17.9%
Interest-bearing deposits in other banks	3.4%	4.8%
Other noninterest-earning assets	9.1%	7.9%

Total	100%	100%

Average noninterest-bearing deposits to average deposits	22.6%	23.0%
Average loans to average deposits	82.7%	85.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 19.9% for the six months ended June 30, 2016 compared to the same period in 2015. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.25 years and an effective duration of 49.47 months as of June 30, 2016. As of December 31, 2015, our securities portfolio has a weighted average life of 5.31 years and an effective duration of 51.22 months.

As of June 30, 2016, we had outstanding $176.7 million in commitments to extend credit and $10.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $176.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2016, we had cash and cash equivalents of $88.5 million compared to $40.9 million as of December 31, 2015.

Capital Resources

Total stockholders’ equity increased to $116.1 million as of June 30, 2016, compared to $112.4 million as of December 31, 2015, an increase of $3.7 million or 3.3%. This increase was primarily the result of $2.2 million in net income. On July 28, 2016, the Board of Directors of the Company declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2016 in the amount of $0.05 per share to the common shareholders of record as of August 15, 2016. The dividend is to be paid on August 31, 2016, or as soon as practicable thereafter.

We paid a common stock dividend of $0.05 per share in the second quarter of 2016 based upon our first quarter 2016 financial performance.

The declaration and payment of dividends to our shareholders, as well as the amounts thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends from Business First Bank. There can be no assurance that we will declare and pay and dividends to our shareholders.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2016 and December 31, 2015, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of June 30, 2016		As of December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$113,341	11.47%	$115,012	12.06%
Tier 1 capital (to risk weighted assets)	105,961	10.73%	107,768	11.30%
Common Equity Tier 1 capital (to risk weighted assets)	105,961	10.73%	107,768	11.30%
Tier 1 capital (to average assets)	105,961	9.21%	107,768	10.08%

Business First Bank
Total capital (to risk weighted assets)	$114,101	11.56%	$115,828	12.17%
Tier 1 capital (to risk weighted assets)	106,721	10.82%	108,584	11.41%
Common Equity Tier 1 capital (to risk weighted assets)	106,721	10.82%	108,584	11.41%
Tier 1 capital (to average assets)	106,721	9.29%	108,584	10.17%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of June 30, 2016 and December 31, 2015 (other than deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, FTN revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $48.1 million and $49.1 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.65% and 2.66%, respectively, and maturities ranging from 2017 through 2018. The advances under the FTN revolving line of credit totaled $3.0 million at both June 30, 2016 and December 31, 2015. These advances were unsecured bearing interest at a variable rate of 3.18% and 2.93% at June 30, 2016 and December 31, 2015, respectively, and maturing in 2016.

	As of June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,374	$2,368	$1,675	$5,520	$10,937
Time deposits	242,836	90,406	22,219	340	355,801
Advances from FHLB	2,103	46,006	—	—	48,109
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,541	—	—	—	2,541
Standby and commercial letters of credit	7,368	3,481	—	—	10,849
Commitments to extend credit	81,054	66,260	9,286	20,075	176,675

Total	$340,276	$208,521	$33,180	$25,935	$607,912

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,344	$2,220	$1,612	$5,130	$10,306
Time deposits	192,047	67,000	8,309	5,967	273,323
Advances from FHLB	2,081	47,063	—	—	49,144
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,435	—	—	—	2,435
Standby and commercial letters of credit	8,563	676	—	—	9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$284,236	$172,091	$29,144	$38,796	$524,267

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

	As of June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$7,368	$3,481	$—	$—	$10,849
Commitments to extend credit	81,054	66,260	9,286	20,075	176,675

Total	$88,422	$69,741	$9,286	$20,075	$187,524

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,563	$676	$—	$—	$9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820

Total	$83,329	$55,808	$19,223	$27,699	$186,059

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2016		As of December 31, 2015
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.30%	6.03%	6.90%	(11.70%)
+200	5.90%	5.04%	4.80%	(6.18%)
+100	2.60%	3.41%	1.40%	(2.87%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(1.90%)	(4.46%)	(2.40%)	1.66%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. In addition, during the first quarter 2016, we updated the model loan prepayment assumptions to more accurately reflect historical activity, which combined with a larger cash position at June 30, 2016, caused a significant positive change in the fair value of equity rate shock scenarios at June 30, 2016 compared to December 31, 2015. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2016	2015	2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$116,118	$112,607	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(2,967)	(3,376)	—	—
Core deposit and other intangibles	(2,417)	(2,762)	(2,555)	—	—

Total tangible common equity	$106,877	$106,878	$106,518	$78,845	$71,923

Common shares outstanding(1)	7,037,413	7,205,913	7,035,913	5,314,925	5,314,925
Book value per common share	$16.50	$15.63	$15.98	$14.83	$13.53
Tangible book value per common share	$15.19	$14.83	$15.14	$14.83	$13.53

(1)	Excludes the dilutive effect, if any, of 1,000,880, 952,120, 953,280, 952,120 and 919,350 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2016, June 30, 2015, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2016	As of December 31,
		2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$116,118	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,417)	(2,555)	—	—

Total tangible common equity	$106,877	$106,518	$78,845	$71,923

Tangible Assets
Total assets	$1,174,142	$1,076,089	$684,502	$684,180
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,417)	(2,555)	—	—

Total tangible assets	$1,164,901	$1,070,158	$684,502	$684,180

Tangible Common Equity to Tangible Assets	9.2%	10.0%	11.5%	10.5%

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

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted, and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2016 and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that the information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

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

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate, and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. We are not currently involved in any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for December 31, 2015 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

August 12, 2016	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 12, 2016	/s/ Terre Bidwell
Terre Bidwell
Principal Accounting Officer