Form 10-Q
period 2016-09-30
Business First Bancshares, Inc.
filed 2016-11-14
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 9, 2016 the issuer has 7,042,413 shares of common stock outstanding.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and Due from Banks	$33,740	$40,911
Federal Funds Sold	501	2,496
Securities Available for Sale, at Fair Values	209,672	210,857
Mortgage Loans Held for Sale	240	-
Loans and Lease Receivable, Net of Allowance for Loan Losses of $7,746 at September 30, 2016 and $7,244 at December 31, 2015	803,762	765,148
Premises and Equipment, Net	9,538	9,234
Accrued Interest Receivable	3,058	2,823
Other Equity Securities	6,163	5,350
Other Real Estate Owned	1,581	2,033
Cash Value of Life Insurance	22,415	22,339
Goodwill	6,824	3,376
Core Deposit Intangible	2,348	2,555
Other Assets	6,925	8,967
Total Assets	$1,106,767	$1,076,089

LIABILITIES
Deposits:
Noninterest Bearing	$215,000	$222,488
Interest Bearing	714,650	681,748
Total Deposits	929,650	904,236
Securities Sold Under Agreements to Repurchase	3,060	2,435
Short Term Borrowings	-	3,000
Long Term Borrowings	3,000	-
Federal Home Loan Bank Borrowings	47,588	49,144
Accrued Interest Payable	880	566
Other Liabilities	5,038	4,259
Total Liabilities	989,216	963,640

STOCKHOLDERS' EQUITY
Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 7,042,413 and 7,035,913 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015, respectively	7,042	7,036
Additional Paid-in Capital	86,129	85,913
Retained Earnings	23,210	20,289
Accumulated Other Comprehensive Income (Loss)	1,170	(789)
Total Stockholders' Equity	117,551	112,449
Total Liabilities and Stockholders' Equity	$1,106,767	$1,076,089

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Interest Income:
Interest and Fees on Loans	$10,281	$10,068	$29,548	$25,448
Interest and Dividends on Securities	955	937	2,858	2,348
Interest on Federal Funds Sold and Due From Banks	43	46	161	150
Total Interest Income	11,279	11,051	32,567	27,946

Interest Expense:
Interest on Deposits	1,376	972	3,800	2,875
Interest on Borrowings	161	163	493	427
Total Interest Expense	1,537	1,135	4,293	3,302

Net Interest Income	9,742	9,916	28,274	24,644

Provision for Loan Losses	100	150	920	450

Net Interest Income after Provision for Loan Losses	9,642	9,766	27,354	24,194

Other Income:
Service Charges on Deposit Accounts	558	467	1,541	1,056
Gain on Sales of Securities	-	2	231	2
Other Income	810	335	2,307	1,156
Total Other Income	1,368	804	4,079	2,214

Other Expenses:
Salaries and Employee Benefits	5,045	4,593	14,768	11,767
Occupancy and Equipment Expense	1,272	1,027	3,396	2,789
Other Expenses	2,839	3,634	8,543	7,564
Total Other Expenses	9,156	9,254	26,707	22,120

Income Before Income Taxes	1,854	1,316	4,726	4,288

Provision for Income Taxes	474	377	1,101	1,193

Net Income	$1,380	$939	$3,625	$3,095

Earnings Per Share:

Basic	$0.20	$0.13	$0.52	$0.47
Diluted	$0.19	$0.12	$0.49	$0.45

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Consolidated Net Income	$1,380	$939	$3,625	$3,095

Other Comprehensive Income:
Unrealized Gain on Investment Securities	537	1,879	2,738	292
Reclassification Adjustment for Gains Included in Net Income	-	2	231	2
Income Tax Effect	(183)	(640)	(1,010)	(100)

Other Comprehensive Income	354	1,241	1,959	194

Consolidated Comprehensive Income	$1,734	$2,180	$5,584	$3,289

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845
Comprehensive Income:
Net Income	-	-	3,095	-	3,095
Other Comprehensive Income (Loss)	-	-	-	194	194
Merger Consideration - net	1,891	30,519	-	-	32,410
Stock Based Compensation Cost	-	366	-	-	366
Stock Repurchase	(170)	(1,880)	(755)	-	(2,805)
Balances at September 30, 2015	$7,036	$86,230	$19,288	$(449)	$112,105

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449
Comprehensive Income:
Net Income	-	-	3,625	-	3,625
Other Comprehensive Income (Loss)	-	-	-	1,959	1,959
Cash Dividends Declared, $0.05 Per Share	-	-	(704)	-	(704)
Stock Based Compensation Cost	-	207	-	-	207
Reclass of Shares Issued	5	(5)	-	-	-
Exercise of Stock Warrants	1	14	-	-	15
Balances at September 30, 2016	$7,042	$86,129	$23,210	$1,170	$117,551

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months
	Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Consolidated Net Income	$3,625	$3,095
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	920	450
Depreciation and Amortization	956	847
Amortization of Purchase Accounting Valuations	(1,374)	(1,540)
Noncash Compensation Expense	207	364
Net Amortization of Securities	1,414	1,045
Gain on Sale of Securities	(231)	(2)
(Gain) Loss on Sale of Premises and Equipment	(24)	157
Gain on Sale of Other Real Estate Owned Net of Writedowns	(87)	(54)
Increase in Cash Value of Life Insurance	(636)	(484)
Provision (Credit) for Deferred Income Taxes	582	(926)
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(235)	(63)
(Increase) Decrease in Other Assets	450	(503)
Increase (Decrease) in Accrued Interest Payable	314	(98)
Increase in Other Liabilities	779	216
Net Cash Provided by Operating Activities	6,660	2,504

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(44,871)	(48,987)
Proceeds from Maturities / Sales of Securities Available for Sale	30,140	3,367
Proceeds from Paydowns of Securities Available for Sale	17,702	13,613
Net Cash Received in Merger	-	87,377
Purchases of Other Equity Securities	(842)	(3,038)
Redemption of Other Equity Securities	29	1,902
Life Insurance Proceeds	560	-
Net Increase in Loans	(39,373)	(43,167)
Proceeds from Sale of Premises and Equipment	68	-
Purchases of Premises and Equipment	(1,304)	(570)
Proceeds from Sales of Other Real Estate	1,273	682
Improvements to Other Real Estate	(102)	-
Consideration Settlement to Former AGFC Shareholders	(3,448)	(243)
Net (Increase) Decrease in Federal Funds Sold	1,995	(9,413)
Net Cash Provided by (Used in) Investing Activities	(38,173)	1,523

(CONTINUED)

	For The Nine Months
	Ended September 30,
	2016	2015
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	25,414	(6,166)
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	625	(1,927)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(1,008)	23,821
Net Increase (Decrease) in Short Term Borrowings	(3,000)	3,000
Proceeds from Long Term Borrowings	3,000	-
Repurchase of Common Stock	-	(2,805)
Proceeds from Exercise of Stock Warrants	15	-
Payment of Dividends on Common Stock	(704)	-
Net Cash Provided by Financing Activities	24,342	15,923

Net Increase (Decrease) in Cash and Cash Equivalents	(7,171)	19,950

Cash and Cash Equivalents at Beginning of Period	40,911	26,015

Cash and Cash Equivalents at End of Period	$33,740	$45,965

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$3,464	$2,828

Interest on Borrowings	$515	$705

Income Tax Payments	$-	$2,502

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$2,969	$294

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(1,010)	$(100)

Transfer of Loans to Other Real Estate	$632	$806

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$1,380	$939	$3,625	$3,095
Denominator:
Weighted Average Common Shares Outstanding	7,039,098	7,204,065	7,037,842	6,578,878
Dilutive Effect of Stock Options and Warrants	311,235	293,578	311,235	293,578
Weighted Average Dilutive Common Shares	7,350,333	7,497,643	7,349,077	6,872,456

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.20	$0.13	$0.52	$0.47

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.19	$0.12	$0.49	$0.45

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,587	$119	$1	$7,705
Corporate Securities	11,155	-	51	11,104
Mortgage-Backed Securities	108,184	582	45	108,721
Municipal Securities	80,144	1,427	43	81,528
Other Securities	828	-	214	614
	$207,898	$2,128	$354	$209,672

	December 31, 2015
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$13,656	$43	$32	$13,667
Corporate Securities	11,177	-	105	11,072
Mortgage-Backed Securities	120,599	39	1,568	119,070
Municipal Securities	65,679	874	112	66,441
Other Securities	942	-	335	607
	$212,053	$956	$2,152	$210,857

The following table is a summary of securities with gross unrealized losses and fair values at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	September 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$1,007	$1	$-	$-	$1,007	$1
Corporate Securities	6,536	29	4,568	22	11,104	51
Mortgage-Backed Securities	2,618	11	10,682	34	13,300	45
Municipal Securities	11,528	41	211	2	11,739	43
Other Securities	-	-	614	214	614	214
	$21,689	$82	$16,075	$272	$37,764	$354

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$8,840	$32	$-	$-	$8,840	$32
Corporate Securities	11,072	105	-	-	11,072	105
Mortgage-Backed Securities	91,384	1,029	23,386	539	114,770	1,568
Municipal Securities	13,983	43	2,498	69	16,481	112
Other Securities	-	-	607	335	607	335
	$125,279	$1,209	$26,491	$943	$151,770	$2,152

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of September 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$6,550	$6,558
One to Five Years	46,632	47,100
Over Five to Ten Years	54,652	55,365
Over Ten Years	100,064	100,649
	$207,898	$209,672

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate loans:
Construction and land	$99,189	$97,872
Farmland	9,750	8,897
1-4 family residential	128,384	112,954
Multi-family residential	21,420	26,058
Nonfarm nonresidential	286,005	312,207
Commercial	226,406	185,276
Consumer	40,354	29,128
Total loans held for investment	811,508	772,392

Less:
Allowance for loan losses	(7,746)	(7,244)
Net loans	$803,762	$765,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2016 and December 31, 2015.

Net deferred loan origination fees were $772,000 and $740,000 at September 30, 2016 and December 31, 2015, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2016 and December 31, 2015, overdrafts of $173,000 and $150,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $58.9 million and $44.7 million at September 30, 2016 and December 31, 2015, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table sets forth, as of September 30, 2016 and December 31, 2015, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2016
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244
Charge-offs	(484)	-	(162)	-	(465)	(390)	-	(1,501)
Recoveries	10	-	98	-	908	32	35	1,083
Provision	576	42	496	87	2	(50)	(233)	920
Ending Balance	$702	$72	$1,453	$188	$1,861	$3,210	$260	$7,746

Ending Balance:
Individually evaluated for impairment	$-	$-	$359	$-	$-	$560	$36	$955

Collectively evaluated for impairment	$702	$72	$1,040	$144	$1,861	$2,650	$224	$6,693

Purchased Credit Impaired (1)	$-	$-	$54	$44	$-	$-	$-	$98

Loans receivable:
Ending Balance	$99,189	$9,750	$128,384	$21,420	$286,005	$226,406	$40,354	$811,508

Ending Balance:
Individually evaluated for impairment	$58	$-	$3,696	$-	$3,133	$5,526	$36	$12,449

Collectively evaluated for impairment	$98,964	$9,750	$124,362	$21,225	$281,418	$220,880	$40,318	$796,917

Purchased Credit Impaired (1)	$167	$-	$326	$195	$1,454	$-	$-	$2,142

(1) Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2015
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632
Charge-offs	(102)	-	(144)	-	(44)	(695)	-	(985)
Recoveries	34	-	94	-	13	164	92	397
Provision	143	11	296	66	307	336	41	1,200
Ending Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244

Ending Balance:
Individually evaluated for impairment	$504	$-	$129	$-	$-	$475	$-	$1,108

Collectively evaluated for impairment	$96	$30	$838	$57	$1,416	$3,143	$458	$6,038

Purchased Credit Impaired (1)	$-	$-	$54	$44	$-	$-	$-	$98

Loans receivable:
Ending Balance	$97,872	$8,897	$112,954	$26,058	$312,207	$185,276	$29,128	$772,392

Ending Balance:
Individually evaluated for impairment	$1,732	$-	$3,666	$-	$4,172	$2,226	$-	$11,796

Collectively evaluated for impairment	$96,046	$8,897	$108,778	$25,829	$305,234	$183,050	$29,128	$756,962

Purchased Credit Impaired (1)	$94	$-	$510	$229	$2,801	$-	$-	$3,634

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of September 30, 2016 and December 31, 2015, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$96,812	$1,088	$1,131	$158	$99,189
Farmland	9,750	-	-	-	9,750
1-4 family residential	117,025	5,135	2,971	3,253	128,384
Multi-family residential	20,743	-	482	195	21,420
Nonfarm nonresidential	259,191	14,907	11,189	718	286,005
Commercial	192,452	22,681	9,348	1,925	226,406
Consumer	39,933	356	65	-	40,354
Total	$735,906	$44,167	$25,186	$6,249	$811,508

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	-	-	-	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	-	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	-	29,128
Total	$700,180	$39,414	$24,841	$7,957	$772,392

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

●

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

●

Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

●	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2016 and December 31, 2015. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2016
	(Dollars in thousands)
			Greater				Recorded
			Than 90				Investment Over
	30-59 Days	60-89 Days	Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$385	$-	$107	$492	$98,697	$99,189	$-
Farmland	-	-	-	-	9,750	9,750	-
1-4 family residential	1,171	338	600	2,109	126,275	128,384	-
Multi-family residential	239	-	-	239	21,181	21,420	-
Nonfarm nonresidential	3,103	60	426	3,589	282,416	286,005	-
Commercial	416	2,016	217	2,649	223,757	226,406	38
Consumer	148	-	-	148	40,206	40,354	-
Total	$5,462	$2,414	$1,350	$9,226	$802,282	$811,508	$38

	December 31, 2015
	(Dollars in thousands)
			Greater				Recorded
			Than 90				Investment Over
	30-59 Days	60-89 Days	Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$10	$384	$394	$97,478	$97,872	$-
Farmland	-	-	-	-	8,897	8,897	-
1-4 family residential	289	132	1,086	1,507	111,447	112,954	-
Multi-family residential	-	-	-	-	26,058	26,058	-
Nonfarm nonresidential	1,185	178	309	1,672	310,535	312,207	-
Commercial	78	13	-	91	185,185	185,276	-
Consumer	-	-	-	-	29,128	29,128	-
Total	$1,552	$333	$1,779	$3,664	$768,728	$772,392	$-

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of September 30, 2016 and December 31, 2015. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $283,000 and $426,000 for the nine months ending September 30, 2016 and 2015, respectively.

	September 30, 2016
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$873
Farmland	-	-	-	-
1-4 family residential	514	538	359	349
Multi-family residential	-	-	-	-
Nonfarm nonresidential	-	-	-	-
Other Loans:
Commercial	735	746	560	1,296
Consumer	36	36	36	4
	$1,285	$1,320	$955	$2,522

With no allowance recorded:
Real Estate Loans:
Construction and land	$58	$66	$-	$138
Farmland	-	-	-	-
1-4 family residential	3,182	3,708	-	3,380
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,133	3,154	-	4,174
Other Loans:
Commercial	4,791	5,952	-	2,368
Consumer	-	-	-	-
	$11,164	$12,880	$-	$10,060

Total Impaired Loans:
Real Estate Loans:
Construction and land	$58	$66	$-	$1,011
Farmland	-	-	-	-
1-4 family residential	3,696	4,246	359	3,729
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,133	3,154	-	4,174
Other Loans:
Commercial	5,526	6,698	560	3,664
Consumer	36	36	36	4
	$12,449	$14,200	$955	$12,582

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2015
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,336	$1,514	$504	$1,392
Farmland	-	-	-	-
1-4 family residential	305	313	129	78
Multi-family residential	-	-	-	-
Nonfarm nonresidential	-	-	-	-
Other Loans:
Commercial	975	1,653	475	908
Consumer	-	-	-	-
	$2,616	$3,480	$1,108	$2,378

With no allowance recorded:
Real Estate Loans:
Construction and land	$396	$401	$-	$1,530
Farmland	-	-	-	-
1-4 family residential	3,361	3,898	-	1,933
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,172	5,588	-	4,062
Other Loans:
Commercial	1,251	1,255	-	3,368
Consumer	-	-	-	14
	$9,180	$11,142	$-	$10,907

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,732	$1,915	$504	$2,922
Farmland	-	-	-	-
1-4 family residential	3,666	4,211	129	2,011
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,172	5,588	-	4,062
Other Loans:
Commercial	2,226	2,908	475	4,276
Consumer	-	-	-	14
	$11,796	$14,622	$1,108	$13,285

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

April 1, 2015
(Dollars in thousands)
Purchased Impaired Credits:
Contractually required principal and interest	$11,294
Nonaccretable difference	6,375
Cash flows expected to be collected	4,919
Accretable yield	-
Fair value of Purchased Impaired Credits at Acquisition	$4,919

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to September 30, 2016.

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net of discounts realized	(469)
Charge-offs	(204)
Transfer to Other Real Estate	(612)
Carrying amount - December 31, 2015	3,634
Payments received, net of discounts realized	(815)
Charge-offs	(352)
Transfer to Other Real Estate	(325)
Carrying amount - September 30, 2016	$2,142

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30, which had an estimated fair value of $138.1 million as of the date of acquisition. As of September 30, 2016 and December 31, 2015, the AGFC performing loans totaled $72.2 million and $93.1 million, respectively, with a related purchase discount of $2.5 million and $3.2 million, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2016 and December 31, 2015, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present informative data regarding loan modifications occurring as of September 30, 2016 and December 31, 2015. The Bank had $54,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2015, and none that subsequently defaulted during the nine months ended September 30, 2016.

Modifications as of September 30, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	4	$1,036	$755
Nonfarm nonresidential	1	2,623	2,240
Other Loans:
Commercial	4	3,294	1,889
Total Loans	9	$6,953	$4,884

Modifications as of December 31, 2015:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	5	$1,568	$1,008
Nonfarm nonresidential	3	5,143	3,623
Other Loans:
Commercial	3	1,736	1,234
Total Loans	11	$8,447	$5,865

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

(Dollars in thousands)

Note 7 – Fair Value of Financial Instruments –

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

●

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

●	Level 3 – Includes unobservable inputs and should be used only when observable inputs are unavailable.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2016 and December 31, 2015. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2016
Available for Sale:
U.S. Government Agencies	$7,705	$-	$7,705	$-
Corporate Securities	11,104	-	11,104	-
Mortgage-Backed Securities	108,721	-	108,721	-
Municipal Securities	81,528	-	81,528	-
Other Securities	614	-	614	-
Total	$209,672	$-	$209,672	$-

December 31, 2015
Available for Sale:
U.S. Government Agencies	$13,667	$-	$13,667	$-
Corporate Securities	11,072	-	11,072	-
Mortgage-Backed Securities	119,070	-	119,070	-
Municipal Securities	66,441	-	66,441	-
Other Securities	607	-	607	-
Total	$210,857	$-	$210,857	$-

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2016
Assets:
Impaired Loans	$13,538	$-	$13,538	$-
Repossessed Assets	1,581	-	1,581	-
Total	$15,119	$-	$15,119	$-

December 31, 2015
Assets:
Impaired Loans	$14,224	$-	$14,224	$-
Repossessed Assets	2,033	-	2,033	-
Total	$16,257	$-	$16,257	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2016
Financial Assets:
Cash and Short-Term Investments	$34,241	$34,241	$34,241	$-	$-
Securities	209,672	209,672	-	209,672	-
Mortgage Loans Held for Sale	240	240	-	240	-
Loans - Net	803,762	800,544	-	-	800,544
Cash Value of BOLI	22,415	22,415	-	22,415	-
Other Equity Securities	6,163	6,163	-	-	6,163
Total	$1,076,493	$1,073,275	$34,241	$232,327	$806,707

Financial Liabilities:
Deposits	$929,650	$914,101	$-	$-	$914,101
Borrowings	53,648	53,441	-	53,441	-
Total	$983,298	$967,542	$-	$53,441	$914,101

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Total	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2015
Financial Assets:
Cash and Short-Term Investments	$43,407	$43,407	$43,407	$-	$-
Securities	210,857	210,857	-	210,857	-
Loans - Net	765,148	761,241	-	-	761,241
Cash Value of BOLI	22,339	22,339	-	22,339	-
Other Equity Securities	5,350	5,350	-	-	5,350
Total	$1,047,101	$1,043,194	$43,407	$233,196	$766,591

Financial Liabilities:
Deposits	$904,236	$897,771	$-	$-	$897,771
Borrowings	54,579	54,561	-	54,561	-
Total	$958,815	$952,332	$-	$54,561	$897,771

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

This Quarterly Report on Form 10-Q, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions, and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

●

changes in the strength of the United States economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●

market declines in industries to which we have exposure, such as the recent declines in crude oil prices that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the oil and gas industry;

●	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	increased competition for deposits and loans adversely affecting rates and terms;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

●

legislative or regulatory developments, including changes in laws and regulations concerning taxes, banking, securities, insurance and other aspects of the financial securities industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the extensive rule making required to be undertaken by various regulatory agencies under the Dodd-Frank Act;

●	government intervention in the U.S. financial system;

●	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

●

acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather, including the Historic Louisiana Flood of 2016, or other acts of God and other matters beyond our control; and

●	other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis is to focus on significant changes in the financial condition of Business First Bancshares, Inc. and its subsidiaries (Business First), from December 31, 2015 to September 30, 2016 and its results of operations for the nine months ended September 30, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of eighteen offices, including sixteen banking centers, one loan production office, and one wealth solutions office in seven markets across Louisiana. As of September 30, 2016, we had total assets of $1.1 billion, total loans of $811.7 million, total deposits of $929.7 million, and total stockholders’ equity of $117.6 million.

After the close of business on March 31, 2015, we merged with American Gateway Financial Corporation (AGFC), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us. Our financial condition and results of operations as of and for the period ended September 30, 2016 were impacted as a result of this merger, as 10 former American Gateway branches were added to our branch network. Total assets acquired were $372.0 million, which included loans of $143.2 million, investment securities of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10 in cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding this merger.

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

Financial Highlights

The financial highlights for the quarter ended September 30, 2016 include:

•	Total assets of $1.1 billion, a $30.7 million or 2.9% increase from December 31, 2015.

•	Total loans of $811.7 million, a $39.4 million or 5.1% increase from December 31, 2015.

•	Total deposits of $929.7 million, a $25.4 million or 2.8% increase from December 31, 2015.

•	Net income for the three months ended September 30, 2016 of $1.4 million, a $441,000 or 47.0% increase from the quarter ended September 30, 2015.

•	Net interest income of $9.7 million for the three months ended September 30, 2016, a year-over-year decrease of $174,000 or 1.8%, from the three month period ended September 30, 2015.

•	An allowance for loan and lease losses of 0.95% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 0.77% as of September 30, 2016.

•	Return on average assets of 0.43% over the first nine months of 2016.

•	Return on average equity of 4.19% over the first nine months of 2016.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.60%, 10.81%, 10.81% and 11.59%, respectively as of September 30, 2016.

•	Book value per share of $16.69 as of September 30, 2016, an increase of 4.4% from $15.98 at December 31, 2015.

Results of Operations for the Nine and Three Months Ended September 30, 2016 and 2015

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

For the nine months ended September 30, 2016, net interest income totaled $28.3 million, and net interest margin and net interest spread were 3.64% and 3.48%, respectively. For the nine months ended September 30, 2015 net interest income totaled $24.6 million and net interest margin and net interest spread were 3.50% and 3.35%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio increased nineteen basis points from 4.79% as of September 30, 2015 to 4.98% as of September 30, 2016. In addition, we experienced an overall increase in cost of funds of ten basis points. For the three months ended September 30, 2016, net interest income totaled $9.7 million, and net interest margin and net interest spread were 3.78% and 3.59%, respectively. For the three months ended September 30, 2015, net interest income totaled $9.9 million and net interest margin and net interest spread were 4.04% and 3.89%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased thirty basis points and from 5.45% as of September 30, 2015 to 5.15% as of September 30, 2016. In addition, we experienced an overall increase in cost of funds of sixteen basis points. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was partially offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields for the nine months ended September 30, 2016. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the nine and three months ended September 30, 2016 and 2015, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$790,480	$29,548	4.98%	$708,238	$25,448	4.79%
Securities available for sale	211,891	2,858	1.80%	167,062	2,348	1.87%
Interest-bearing deposits in other banks	32,404	161	0.66%	63,637	150	0.31%
Total interest-earning assets	1,034,775	32,567	4.20%	938,937	27,946	3.97%
Allowance for loan losses	(7,351)			(7,122)
Noninterest-earning assets	104,092			86,572
Total assets	$1,131,516	$32,567		$1,018,387	$27,946

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$734,309	$3,800	0.69%	$650,516	$2,875	0.59%
Advances from FHLB	51,665	414	1.07%	52,948	417	1.05%
Other borrowings	6,085	79	1.73%	3,481	10	0.38%
Total interest-bearing liabilities	792,059	4,293	0.72%	706,945	3,302	0.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	217,014			194,725
Other liabilities	7,140			6,720
Total noninterest-bearing liabilities	224,154			201,445
Stockholders’ equity	115,303			109,997
Total liabilities and stockholders’ equity	$1,131,516			$1,018,387
Net interest rate spread(1)			3.48%			3.35%
Net interest income		$28,274			$24,644
Net interest margin(2)			3.64%			3.50%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$799,227	$10,281	5.15%	$738,975	$10,068	5.45%
Securities available for sale	212,414	955	1.80%	212,002	937	1.77%
Interest-bearing deposits in other banks	19,681	43	0.87%	30,077	46	0.61%
Total interest-earning assets	1,031,322	11,279	4.37%	981,054	11,051	4.51%
Allowance for loan losses	(7,521)			(7,717)
Noninterest-earning assets	107,278			99,401
Total assets	$1,131,079	$11,279		$1,072,738	$11,051

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$731,006	$1,376	0.75%	$668,036	$972	0.58%
Advances from FHLB	47,889	134	1.12%	60,752	157	1.03%
Other borrowings	5,923	27	1.82%	3,491	6	0.69%
Total interest-bearing liabilities	784,818	1,537	0.78%	732,279	1,135	0.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,950			221,043
Other liabilities	7,593			8,856
Total noninterest-bearing liabilities	229,543			229,899
Stockholders’ equity	116,718			110,560
Total liabilities and stockholders’ equity	$1,131,079			$1,072,738
Net interest rate spread(1)			3.59%			3.89%
Net interest income		$9,742			$9,916
Net interest margin(2)			3.78%			4.04%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Nine Months Ended September 30, 2016 compared to the Nine Months ended September 30, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$3,074	$1,026	$4,100
Securities available for sale	605	(95)	510
Interest-earning deposits in other banks	(155)	166	11
Total increase (decrease) in interest income	$3,524	$1,097	$4,621

Interest-bearing liabilities:
Interest-bearing deposits	$433	$492	$925
Advances from FHLB	(10)	7	(3)
Other borrowings	34	35	69
Total increase (decrease) in interest expense	457	534	991
Increase (decrease) in net interest income	$3,067	$563	$3,630

	For the Three Months Ended September 30, 2016 compared to the Three Months ended September 30, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$775	$(562)	$213
Securities available for sale	2	16	18
Interest-earning deposits in other banks	(23)	20	(3)
Total increase (decrease) in interest income	$754	$(526)	$228

Interest-bearing liabilities:
Interest-bearing deposits	$119	$285	$404
Advances from FHLB	(36)	13	(23)
Other borrowings	11	10	21
Total increase (decrease) in interest expense	94	308	402
Increase (decrease) in net interest income	$660	$(834)	$(174)

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $920,000 for the nine months ended September 30, 2016 and $450,000 for the same period in 2015. For the three months ended September 30, 2016 and 2015, the provision for loan losses was $100,000 and $150,000, respectively. The increased provision during the first nine months of 2016 compared to the prior year same period was to increase our general reserves related to our exposure to the energy sector.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, gains on the sale of securities, and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,541	$1,056	$485
Debit card fee income	453	314	139
ATM fees	136	108	28
Gain on sales of other real estate owned	146	54	92
Bank-owned life insurance income	637	484	153
Gain on sales of investment securities	231	2	229
Gain (Loss) on sales / disposal of premises and equipment	24	(157)	181
Brokerage commissions	447	5	442
Correspondent bank income	156	—	156
Other	308	348	(40)
Total noninterest income	$4,079	$2,214	$1,865

	For the Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$558	$467	$91
Debit card fee income	141	142	(1)
ATM fees	47	47	—
Gain (loss) on sales of other real estate owned	84	35	49
Bank-owned life insurance income	147	174	(27)
Gain on sales of investment securities	—	2	(2)
Gain (Loss) on sales / disposal of premises and equipment	24	(157)	181
Brokerage commissions	175	—	175
Correspondent bank income	85	—	85
Other	107	94	13
Total noninterest income	$1,368	$804	$564

Noninterest income for the nine months ended September 30, 2016 increased $1.9 million or 84.2% to $4.1 million compared to noninterest income of $2.2 million for the same period in 2015. For the three months ended September 30, 2016 noninterest income increased $564,000 or 70.1% to $1.4 million compared to noninterest income of $804,000 for the same period in 2015. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $1.5 million for the nine months ended September 30, 2016, an increase of $485,000 over the same period in 2015. For the three months ended September 30, 2016, service charges on deposit accounts were $558,000, an increase of $91,000 over the same period in 2015. The increased fee income for the nine months ended September 30, 2016, compared to the prior year period, was primarily due to an increase in the number of deposit accounts as a result of the merger with AGFC. The increase for the three months ended September 30, 2016, over the same period in 2015, was as a result of continued deposit penetration in our market area and the resulting increase in fee income.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $453,000 and $314,000 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $139,000 or 44.3%. For the three months ended September 30, 2016 and 2015, debit card fee income was $141,000 and $142,000, respectively, representing a decrease of $1,000 or 0.7%. The increased fee income for the nine months ended September 30, 2016, over the same period in 2015, was largely due to increased customer volume resulting from the merger with AGFC. The decrease for the three months ended September 30, 2016, compared to the prior year period, was nominal and reflects our customer volume has stabilized after integrating the AGFC customer base.

ATM fees. We earn fee income as a result of noncustomer activity at our ATM machines, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $136,000 and $108,000 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $28,000 or 25.9%. For the three months ended September 30, 2016 and 2015, ATM fees were flat at $47,000 per quarter. These fees were a new revenue source beginning in the second quarter 2015 as a result of the AGFC merger. Prior to the merger, we did not own any ATM machines.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $637,000 for the nine months ended September 30, 2016 as compared to $484,000 for the same time period in 2015, an increase of $153,000. Income from bank-owned life insurance was $147,000 for the three months ended September 30, 2016 as compared to $174,000 for the same time period in 2015, a decrease of $27,000. The increase for the nine months ended September 30, 2016 was primarily due to receipt of a death benefit related to a former AGFC employee. The decrease in income for the three months ended September 30, 2016, compared to the same period in 2015, was due to a decrease in the number/coverage amount of insurance policies in force as well as to a drop in yield as a result of a decline in market interest rates.

Gain on Sale of Investment Securities. We had $231,000 and $2,000 in gains on the sale of investment securities for the nine months ended September 30, 2016 and 2015, respectively. We had no gains on the sale of investments for the three months ended September 30, 2016 and $2,000 in gains for the same period in 2015.

Gain (Loss) on sales / disposal of premises and equipment. We had a gain of $24,000 and a loss of $157,000 for both the nine and three months ended September 30, 2016 and 2015, respectively, related to the sale or other disposition of premises and equipment. In the third quarter 2016 we sold a building acquired in the AGFC merger at a gain of $24,000. In conjunction with the AGFC merger and our July 2015 rebranding, we incurred a loss of $157,000 related to the disposition of our outdated signage.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. We began offering these services to our clients during the first quarter 2015. Brokerage commissions totaled $447,000 and $5,000 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, brokerage commissions were $175,000. There were no brokerage commission for the three months ended September 30, 2015. The increases are due to these services being in the start-up phase during the same time period in 2015.

Correspondent bank income. In 2016 we renegotiated certain of our correspondent banking relationships and received earnings credit income of $156,000 and $85,000 for the nine and three months ended September 30, 2016, respectively. There was no correspondent bank income for either period in 2015.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, insurance commissions, credit card income, participation fee income and rental income. Other income decreased $40,000 or 11.5% for the nine months ended September 30, 2016, compared to the same period in 2015. For the three months ended September 30, 2016, other income increased $13,000 or 13.8% compared to the prior year period.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$14,768	$11,767	$3,001
Non-staff expenses:
Occupancy of bank premises	1,818	1,497	321
Depreciation and amortization	1,164	985	179
Data processing	1,092	773	319
FDIC assessment fees	563	535	28
Legal and other professional fees	1,485	1,524	(39)
Advertising and promotions	983	511	472
Utilities and communications	766	367	399
Ad valorem shares tax	541	502	39
Other real estate owned expenses and write-downs	157	103	54
Other	3,370	3,556	(186)
Total noninterest expense	$26,707	$22,120	$4,587

	For the Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$5,045	$4,593	$452
Non-staff expenses:
Occupancy of bank premises	718	524	194
Depreciation and amortization	391	441	(50)
Data processing	359	322	37
FDIC assessment fees	206	232	(26)
Legal and other professional fees	427	384	43
Advertising and promotions	418	281	137
Utilities and communications	255	149	106
Ad valorem shares tax	180	182	(2)
Other real estate owned expenses and write-downs	12	37	(25)
Other	1,145	2,109	(964)
Total noninterest expense	$9,156	$9,254	$(98)

Noninterest expense for the nine months ended September 30, 2016 increased $4.6 million or 20.7% to $26.7 million compared to noninterest expense of $22.1 million for the same period in 2015. For the three months ended September 30, 2016, noninterest expense decreased $98,000 or 1.1% to $9.2 million, compared to noninterest expense of $9.3 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $14.8 million for the nine months ended September 30, 2016, an increase of $3.0 million or 25.5% compared to the same period in 2015. For the three months ended September 30, 2016, salaries and benefits were $5.0 million, an increase of $452,000 or 9.8% compared to the same period in 2015. The increase was primarily attributable to new salaries and benefits for employees acquired in the AGFC merger, as well as additional hires for new positions. Our salary expense also increased as a result of our merit increase cycle. As of September 30, 2016, we had 202 full-time equivalent employees compared to 188 as of September 30, 2015. Salaries and employee benefits included stock-based compensation expense of $207,000 and $364,000 for the nine months ended September 30, 2016 and 2015, respectively, and $51,000 and $121,000 for the three months ended September 30, 2016 and 2015, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $1.8 million for the nine months ended September 30, 2016 and $1.5 million for the same period in 2015. For the three months ended September 30, 2016 and 2015, occupancy and bank premises were $718,000 and $524,000, respectively. The increase of $321,000 for the nine months ended September 30, 2016 can primarily be attributed to the addition of 10 banking centers in conjunction with the March 2015 merger with AGFC. The increase of $194,000 for the three months ended September 30, 2016 can in part be attributed to the demolition and cleanup costs incurred for one of our branches impacted by the August 2016 flooding in south Louisiana as well as the costs incurred in July 2016 to relocate our corporate offices to downtown Baton Rouge.

Depreciation and amortization. Depreciation and amortization costs were $1.2 million and $985,000 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, respectively, depreciation and amortization costs were $391,000 and $441,000. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $957,000 and $847,000 for the nine months ended September 30, 2016 and 2015, and $322,000 and $303,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in depreciation expense for both the nine and three months ended September 30, 2016, over the same periods 2015, can be directly attributed to the assets acquired in the AGFC merger as well as capital expenditures required to support our expansion and build the infrastructure and facilities needed for growth in the volume of our business. The amortization of intangible assets was $207,000 and $138,000 for the nine months ended September 30, 2016 and 2015, respectively. The amortization of intangible assets was $69,000 and $138,000 for the three months ended September 30, 2016 and 2015, respectively.

Data processing. Data processing expenses were $1.1 million for the nine months ended September 30, 2016 and $773,000 for the same period in 2015. For the three months ended September 30, 2016 and 2015, data processing expenses were $359,000 and $322,000, respectively. The increases of $319,000 for the nine months ended September 30, 2016 and $37,000 for the three months ended September 30, 2016, were attributable to the merger with AGFC as well as organic growth in our loans and deposits.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.5 million for both the nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2016 and 2015, legal and other professional fees were $427,000 and $384,000, respectively. Legal and other professional fees were $39,000 or 2.6% lower during the nine months ended September 30, 2016, compared to the same period in 2015, because the fees incurred in 2015 related to the merger with AGFC and registration of our common stock were replaced in 2016 with fees incurred in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal. In addition, efficiencies have been achieved in the current year period related to our on-going reporting obligations in connection with the registration of our common stock. The increase of $43,000 for the three months ended September 30, 2016, compared to the prior year period, can be attributed to the due diligence costs related to an unsuccessful bid for a potential acquisition.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), directors’ fees, insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense decreased $186,000 for the nine months ended September 30, 2016 compared to the same period in 2015. For the three months ended September 30, 2016, other noninterest expense decreased $964,000 compared to the same period in 2015. The decrease in other expenses for the nine months and three months ended September 30, 2016, compared to the prior year periods, was primarily due to the merger with AGFC and post-merger and conversion related costs totaling $883,000 for both periods in 2015.

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

For the nine months ended September 30, 2016, income tax expense totaled $1.1 million, a decrease of $92,000 or 7.7% compared to $1.2 million for the same period in 2015. For the three months ended September 30, 2016, income tax expense totaled $474,000, an increase of $97,000 or 25.7% compared to $377,000 for the same period in 2015. For the nine months ended September 30, 2016, the decrease in income tax expense can be attributed primarily to higher levels of tax-exempt income compared to the same period in 2015, as a result of municipal securities acquired in the AGFC merger and the receipt of death benefit proceeds from a bank-owned life insurance policy. For the three months ended September 30, 2016 compared to the same period in 2015, the increase can be attributable to a higher level of taxable income. Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 23.3% and 27.8%, respectively. For the three months ended September 30, 2016 and 2015, our effective tax rates were 25.6% and 28.6%, respectively. Our effective tax rate for both periods was affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $30.7 million or 2.9% from December 31, 2015 to September 30, 2016. Our asset growth was primarily driven by deposit growth.

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

As of September 30, 2016, total loans were $811.7 million, an increase of $39.4 million compared to $772.4 million as of December 31, 2015. The increase was primarily due our continued loan penetration in our primary market area. Of these amounts, $240,000 in loans were classified as loans held for sale as of September 30, 2016. No loans were classified as held for sale as of September 30, 2015.

Total loans as a percentage of deposits were 87.3% and 85.4% as of September 30, 2016 and December 31, 2015 respectively. Total loans as a percentage of assets were 73.3% and 71.8% as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2016		As of December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$226,406	27.9%	$185,276	24.0%
Real estate:
Construction and land	99,189	12.2%	97,872	12.7%
Farmland	9,750	1.2%	8,897	1.1%
1-4 family residential	128,384	15.8%	112,954	14.6%
Multi-family residential	21,420	2.6%	26,058	3.4%
Nonfarm nonresidential	286,005	35.3%	312,207	40.4%
Consumer	40,354	5.0%	29,128	3.8%
Total loans held for investment	$811,508	100%	$772,392	100%

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

Commercial loans increased $41.1 million or 22.2% to $226.4 million as of September 30, 2016 from $185.3 million as of December 31, 2015. The increase in lending activity was due the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $1.3 million or 1.3% to $99.2 million as of September 30, 2016 from $97.9 million as of December 31, 2015. The increase was attributable to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $15.4 million or 13.7% to $128.4 million as of September 30, 2016 from $113.0 million as of December 31, 2015. This increase resulted from both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans decreased $26.2 million or 8.4% to $286.0 million as of September 30, 2016 from $312.2 million as of December 31, 2015. The decrease was primarily driven by two factors: (1) regularly scheduled principal amortization of the portfolio, and (2) loans that were refinanced by borrowers with other financial institutions.

Other loan categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, and consumer loans. None of these categories of loans represent a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$83,221	$101,405	$41,780	$226,406
Real estate:
Construction and land	35,789	53,844	9,556	99,189
Farmland	978	5,833	2,939	9,750
1-4 family residential	10,874	54,918	62,592	128,384
Multi-family residential	11,461	5,222	4,737	21,420
Nonfarm nonresidential	37,623	97,365	151,017	286,005
Consumer	14,103	22,991	3,260	40,354
Total loans held for investment	$194,049	$341,578	$275,881	$811,508
Amounts with fixed rates	$88,691	$243,894	$173,684	$506,269
Amounts with floating rates	$105,358	$97,684	$102,197	$305,239

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$68,158	$82,765	$34,353	$185,276
Real estate:
Construction and land	52,242	38,415	7,215	97,872
Farmland	2,560	5,470	867	8,897
1-4 family residential	13,524	52,639	46,791	112,954
Multi-family residential	1,408	12,086	12,564	26,058
Nonfarm nonresidential	37,802	128,039	146,366	312,207
Consumer	14,600	12,034	2,494	29,128
Total loans held for investment	$190,294	$331,448	$250,650	$772,392
Amounts with fixed rates	$85,246	$216,675	$151,589	$453,510
Amounts with floating rates	$105,048	$114,773	$99,061	$318,882

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $7.9 million and $10.0 million in nonperforming assets as of September 30, 2016 and December 31, 2015, respectively. We had $6.3 million in nonperforming loans as of September 30, 2016 compared to $8.0 million as of December 31, 2015. The decrease in nonperforming assets and nonperforming loans from December 31, 2015 to September 30, 2016 is mainly attributable to our successful workout efforts on several larger credits.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of September 30, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans	$6,249	$7,957
Accruing loans 90 or more days past due	38	—
Total nonperforming loans	6,287	7,957
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,541	1,373
Residential real estate	40	660
Total other real estate owned	1,581	2,033
Total nonperforming assets	$7,868	$9,990
Restructured loans-nonaccrual	$924	$811
Restructured loans-accruing	$3,930	$5,054
Ratio of nonperforming loans to total loans held for investment	0.77%	1.03%
Ratio of nonperforming assets to total assets	0.71%	0.93%

	As of September 30, 2016 (Dollars in thousands) (Unaudited)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$158	$1,738
1-4 family residential	3,253	3,205
Multi-family residential	195	229
Nonfarm nonresidential	718	1,806
Commercial	1,925	979
Consumer	—	—
Total	$6,249	$7,957

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

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness; however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. These credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

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

The following table summarizes our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$96,812	$1,088	$1,131	$158	$99,189
Farmland	9,750	—	—	—	9,750
1-4 family residential	117,025	5,135	2,971	3,253	128,384
Multi-family residential	20,743	—	482	195	21,420
Nonfarm nonresidential	259,191	14,907	11,189	718	286,005
Commercial	192,452	22,681	9,348	1,925	226,406
Consumer	39,933	356	65	—	40,354
Total	$735,906	$44,167	$25,186	$6,249	$811,508

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128
Total	$700,180	$39,414	$24,841	$7,957	$772,392

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

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•

for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category, and the value, nature and marketability of collateral;

•

for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical of properties of that type;

•

for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, the experience and ability of the developer, and loan to value ratio.

As of September 30, 2016, the allowance for loan losses totaled $7.7 million or 0.95% of total loans held for investment. As of December 31, 2015, the allowance for loan losses totaled $7.2 million or 0.94% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2016 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2015 (Dollars in thousands)
Average loans outstanding(1)	$790,480	$700,952
Gross loans outstanding at end of period(1)	$811,508	$772,392
Allowance for loan losses at beginning of period	7,244	6,632
Provision for loan losses	920	1,200
Charge-offs:
Real estate:
Construction, land and farmland	484	102
Residential	162	144
Nonfarm non-residential	465	44
Commercial	390	695
Consumer	—	—
Total charge-offs	1,501	985
Recoveries:
Real estate:
Construction, land and farmland	10	34
Residential	98	94
Nonfarm non-residential	908	13
Commercial	32	164
Consumer	35	92
Total recoveries	1,083	397
Net charge-offs	418	588
Allowance for loan losses at end of period	$7,746	$7,244
Ratio of allowance to end of period loans	0.95%	0.94%
Ratio of net charge-offs to average loans	0.05%	0.08%

(1)	Excluding loans held for sale.

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

	As of September 30, 2016		As of December 31, 2015
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$702	9.1%	$600	8.3%
Farmland	72	0.9%	30	0.4%
1-4 family residential	1,453	18.8%	1,021	14.1%
Multi-family residential	188	2.4%	101	1.4%
Nonfarm nonresidential	1,861	24.0%	1,416	19.6%
Total real estate	4,276	55.2%	3,168	43.8%
Commercial	3,210	41.4%	3,618	49.9%
Consumer	260	3.4%	458	6.3%
Total allowance for loan losses	$7,746	100%	$7,244	100%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2016, the carrying amount of investment securities totaled $209.7 million, a decrease of $1.2 million or 0.6% compared to $210.9 million as of December 31, 2015. Securities represented 18.9%, and 19.6% of total assets as of September 30, 2016 and December 31, 2015, respectively.

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

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$7,587	$119	$1	$7,705
Corporate bonds	11,155	—	51	11,104
Municipal securities	80,144	1,427	43	81,528
Mortgage-backed securities	108,184	582	45	108,721
Other securities	828	—	214	614
Total	$207,898	$2,128	$354	$209,672

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$13,656	$43	$32	$13,667
Corporate bonds	11,177	—	105	11,072
Municipal securities	65,679	874	112	66,441
Mortgage-backed securities	120,599	39	1,568	119,070
Other securities	942	—	335	607
Total	$212,053	$956	$2,152	$210,857

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2016, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$2,049	1.03%	$5,656	2.42%	$—	—%	$7,705	2.05%
Corporate bonds	—	—%	6,541	2.13%	4,563	1.85%	—	—%	11,104	2.01%
Municipal securities	6,555	1.81%	33,777	1.75%	21,233	2.22%	19,963	2.46%	81,528	2.05%
Mortgage-backed securities	3	1.53%	4,733	1.77%	23,913	1.37%	80,072	1.61%	108,721	1.56%
Other securities	—	—%	—	—%	—	—%	614	2.22%	614	2.22%
Total	$6,558	1.81%	$47,100	1.77%	$55,365	1.84%	$100,649	1.78%	$209,672	1.80%

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$6,843	1.58%	$4,827	2.52%	$1,997	1.49%	$13,667	1.90%
Corporate bonds	—	—%	6,581	1.73%	4,491	1.46%	—	—%	11,072	1.62%
Municipal securities	2,038	1.15%	23,195	1.80%	20,681	2.22%	20,527	2.36%	66,441	2.08%
Mortgage-backed securities	3	(2.75)%	4,906	1.72%	27,665	1.50%	86,496	1.69%	119,070	1.65%
Other securities	—	—%	—	—%	—	—%	607	1.84%	607	1.84%
Total	$2,041	1.14%	$41,525	1.74%	$57,664	1.84%	$109,627	1.81%	$210,857	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.92 years with an estimated effective duration of 45.96 months as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2016 were $929.7 million, an increase of $25.4 million compared to $904.2 million as of December 31, 2015. Deposit growth was primarily due to an increase in the offering rate on certificates of deposit greater than $100,000, along with continued deposit penetration in our primary market area.

Noninterest-bearing deposits as of September 30, 2016 were $215.0 million compared to $222.5 million as of December 31, 2015, a decrease of $7.5 million or 3.4%.

Average deposits for the nine months ended September 30, 2016 were $951.3 million, an increase of $129.6 million or 15.8% over the full year average for the year ended December 31, 2015 of $821.8 million. The average rate paid on total interest-bearing deposits increased over this period from 0.61% for the year ended December 31, 2015 to 0.69% for the nine months ended September 30, 2016. The increase in average rates during the nine months ended September 30, 2016 was driven primarily by a strategic increase in the pricing of certificates of deposit greater than $100,000 in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.53% for the nine months ended September 30, 2016 and 0.47% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine months Ended September 30, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$35,762	0.18%	$28,491	0.25%
NOW accounts	114,310	0.24%	103,157	0.20%
Limited access money market accounts and savings	249,827	0.41%	218,991	0.41%
Certificates and other time deposits > $100k	253,477	1.12%	195,086	0.88%
Certificates and other time deposits < $100k	80,933	1.07%	87,030	1.13%
Total interest-bearing deposits	734,309	0.69%	632,755	0.61%
Noninterest-bearing demand accounts	217,014	—%	188,995	—%
Total deposits	$951,323	0.53%	$821,750	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2016 and the year ended December 31, 2015 was 22.8% and 23.0%, respectively.

The following table sets forth the amount of certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
	(Dollars in thousands)
1 year or less	$195,547	$134,384
More than 1 year but less than 3 years	57,360	39,214
3 years or more but less than 5 years	16,789	6,530
5 years or more	351	4,008
Total	$270,047	$184,136

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2016 and December 31, 2015, total borrowing capacity of $331.3 million and $317.9 million, respectively, was available under this arrangement and $47.6 million and $49.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.64% as of September 30, 2016 and 2.66% as of December 31, 2015. Our current FHLB advances mature within three years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
September 30, 2016
Amount outstanding at quarter-end	$47,588
Weighted average stated interest rate at quarter-end	2.64%
Maximum month-end balance during the quarter	$47,936
Average balance outstanding during the quarter	$47,889
Weighted average interest rate during the quarter	1.11%

December 31, 2015
Amount outstanding at year-end	$49,144
Weighted average stated interest rate at year-end	2.66%
Maximum month-end balance during the year	$79,658
Average balance outstanding during the year	$54,942
Weighted average interest rate during the year	1.03%

First Tennessee Bank National Association (FTN) advances. FTN allowed us to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, was unsecured, but we agreed that we would not pledge any of the capital stock of our wholly-owned subsidiary, Business First Bank, to secure any other obligation. The line of credit was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. This line of credit was paid off on September 12, 2016. At December 31, 2015 the line was fully funded with a balance of $3.0 million bearing interest at a variable rate of LIBOR plus 2.50%. The rate was 2.93% as December 31, 2015 and adjusted quarterly.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
September 30, 2016
Amount outstanding at quarter-end	$—
Weighted average stated interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$2,413
Weighted average interest rate during the quarter	2.56%

December 31, 2015
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	2.93%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$986
Weighted average interest rate during the year	2.86%

First National Bankers Bank (FNBB) long term advances. On September 12, 2016 we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of September 30, 2016, the balance outstanding was $3.0 million. The advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.50% at September 30, 2016. The FNBB advance was established for the purpose of paying off the revolving line of credit with FTN.

The following table presents the FNBB advances at the dates indicated.

FNBB Advances
(Dollars in Thousands)
September 30, 2016
Amount outstanding at quarter-end	$3,000
Weighted average stated interest rate at quarter-end	3.50%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$620
Weighted average interest rate during the quarter	0.72%

First National Bankers Bank (FNBB) revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of September 30, 2016, no advances have been made. The line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.50% at September 30, 2016. The FNBB line matures in one year and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of September 30, 2016:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$30,000
Compass Bank	$22,500
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
September 30, 2016
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$715
Average balance outstanding during the quarter	$311
Weighted average interest rate during the quarter	1.29%

December 31, 2015
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$6,493
Average balance outstanding during the year	$732
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2016 and the year ended December 31, 2015, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2016 and December 31, 2015, we maintained 6 and 5 lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $109.5 million as of September 30, 2016 and $83.7 million as of December 31, 2015. There were no funds under these lines of credit outstanding as of September 30, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.1 billion for the nine months ended September 30, 2016 and $999.5 million for the year ended December 31, 2015.

	For the Nine Months Ended September 30, 2016	For the Years Ended December 31, 2015
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.2%	18.9%
Interest-bearing	64.9%	63.3%
Advances from FHLB	4.6%	5.5%
Other borrowings	0.5%	0.3%
Other liabilities	0.6%	1.4%
Stockholders’ equity	10.2%	10.6%
Total	100%	100%

Uses of Funds:
Loans	69.2%	69.4%
Securities available for sale	18.7%	17.9%
Interest-bearing deposits in other banks	2.9%	4.8%
Other noninterest-earning assets	9.2%	7.9%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	22.8%	23.0%
Average loans to average deposits	83.1%	85.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 11.6% for the nine months ended September 30, 2016 compared to the same period in 2015. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.92 years and an effective duration of 45.96 months as of September 30, 2016. As of December 31, 2015, our securities portfolio has a weighted average life of 5.31 years and an effective duration of 51.22 months.

As of September 30, 2016, we had outstanding $203.6 million in commitments to extend credit and $10.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $176.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2016, we had cash and cash equivalents of $33.7 million compared to $40.9 million as of December 31, 2015.

Capital Resources

Total stockholders’ equity increased to $117.6 million as of September 30, 2016, compared to $112.4 million as of December 31, 2015, an increase of $5.1 million or 4.5%. This increase was primarily the result of $3.6 million in net income. On October 27, 2016, the Board of Directors of the Company declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2016 in the amount of $0.05 per share to the common shareholders of record as of November 15, 2016. The dividend is to be paid on November 30, 2016, or as soon as practicable thereafter.

We paid a common stock dividend of $0.05 per share in both the second quarter and third quarter of 2016 based upon our first quarter and second quarter of 2016 financial performance, respectively.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2016 and December 31, 2015, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of September 30, 2016		As of December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$115,225	11.59%	$115,012	12.06%
Tier 1 capital (to risk weighted assets)	107,479	10.81%	107,768	11.30%
Common Equity Tier 1 capital (to risk weighted assets)	107,479	10.81%	107,768	11.30%
Tier 1 capital (to average assets)	107,479	9.60%	107,768	10.08%

Business First Bank
Total capital (to risk weighted assets)	$115,978	11.68%	$115,828	12.17%
Tier 1 capital (to risk weighted assets)	108,232	10.90%	108,584	11.41%
Common Equity Tier 1 capital (to risk weighted assets)	108,232	10.90%	108,584	11.41%
Tier 1 capital (to average assets)	108,232	9.67%	108,584	10.17%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of September 30, 2016 and December 31, 2015 (other than deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $47.6 million and $49.1 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.64% and 2.66%, respectively, and maturities ranging from 2017 through 2018. The advance under the FNBB long-term borrowing totaled $3.0 million at September 30, 2016. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 3.50% at September 30, 2016, and maturing in 2026. The advances under the FTN revolving line of credit totaled $3.0 million as of December 31, 2015. The FTN advances were unsecured bearing interest at a variable rate of 2.93% at December 31, 2015, and matured and were paid in full in September 2016.

	As of September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,525	$2,666	$1,728	$5,347	$11,266
Time deposits	244,935	79,850	20,309	351	345,445
Advances from FHLB	2,113	45,475	—	—	47,588
Advances from FNBB	300	600	600	1,500	3,000
Securities sold under agreements to repurchase	3,060	—	—	—	3,060
Standby and commercial letters of credit	6,742	3,664	18	—	10,424
Commitments to extend credit	100,939	74,377	8,679	19,628	203,623
Total	$359,614	$206,632	$31,334	$26,826	$624,406

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,344	$2,220	$1,612	$5,130	$10,306
Time deposits	192,047	67,000	8,309	5,967	273,323
Advances from FHLB	2,081	47,063	—	—	49,144
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,435	—	—	—	2,435
Standby and commercial letters of credit	8,563	676	—	—	9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820
Total	$284,236	$172,091	$29,144	$38,796	$524,267

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

	As of September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$6,742	$3,664	$18	$—	$10,424
Commitments to extend credit	100,939	74,377	8,679	19,628	203,623
Total	$107,681	$78,041	$8,697	$19,628	$214,047

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,563	$676	$—	$—	$9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820
Total	$83,329	$55,808	$19,223	$27,699	$186,059

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

On at least a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 basis point shift, 10% for a 200 basis point shift, and 12.5% for a 300 basis point shift. Internal policy regarding interest rate simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity at risk for the subsequent one-year period should not decline by more than 10.00% for a 100 basis point shift, 15.00% for a 200 basis point shift, and 25.00% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2016		As of December 31, 2015
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	5.00%	2.07%	6.90%	(11.70%	)
+200	4.10%	2.60%	4.80%	(6.18%	)
+100	2.30%	1.68%	1.40%	(2.87%	)
Base	0.00%	0.00%	0.00%	0.00%
-100	(0.20% )	(2.59% )	(2.40% )	1.66%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. In addition, during the first quarter 2016, we updated the model loan prepayment assumptions to more accurately reflect historical activity, which caused a significant positive change in the fair value of equity rate shock scenarios at September 30, 2016 compared to December 31, 2015. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2016	2015	2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$117,551	$112,105	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,605)	(3,376)	—	—
Core deposit and other intangibles	(2,348)	(2,624)	(2,555)	—	—
Total tangible common equity	$108,379	$105,876	$106,518	$78,845	$71,923
Common shares outstanding(1)	7,042,413	7,035,913	7,035,913	5,314,925	5,314,925
Book value per common share	$16.69	$15.93	$15.98	$14.83	$13.53
Tangible book value per common share	$15.39	$15.05	$15.14	$14.83	$13.53

(1)

Excludes the dilutive effect, if any, of 998,480, 994,740, 953,280, 952,120 and 919,350 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2016, September 30, 2015, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30,		As of December 31,
	2016	2015	2015	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$117,551	$112,105	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,605)	(3,376)	—	—
Core deposit and other intangibles	(2,348)	(2,624)	(2,555)	—	—
Total tangible common equity	$108,379	$105,876	$106,518	$78,845	$71,923
Tangible Assets
Total assets	$1,106,767	$1,066,776	$1,076,089	$684,502	$684,180
Adjustments:
Goodwill	(6,824)	(3,605)	(3,376)	—	—
Core deposit and other intangibles	(2,348)	(2,624)	(2,555)	—	—
Total tangible assets	$1,097,595	$1,060,547	$1,070,158	$684,502	$684,180
Common Equity to Total Assets	10.6%	10.5%	10.4%	11.5%	10.5%
Tangible Common Equity to Tangible Assets	9.9%	10.0%	10.0%	11.5%	10.5%

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the eight quarter look back period beginning four quarters in arrears adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific impaired loans.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2016 and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices, and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of Business First Bancshares, Inc.(1)

3.2	Bylaws of Business First Bancshares, Inc.(2)

4.1	Specimen common stock certificate(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(2)	Incorporated by reference from Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014
(3)	Incorporated by reference from Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

November 14, 2016	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 14, 2016	/s/ Terre Bidwell
Terre Bidwell
Principal Accounting Officer