Form 10-K
period 2016-12-31
Business First Bancshares, Inc.
filed 2017-03-20
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

There is no established public trading market for the registrant’s common stock. As of March 10, 2017, there were 6,914,179 outstanding shares of the registrant’s common stock, $1.00 par value per share.

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

●

market declines in industries to which we have exposure, such as the decline in crude oil prices that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the oil and gas industry;

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

●	further government intervention in the U.S. financial system;

●	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

●

acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather, including the Historic Louisiana Flood of 2016, or other acts of God and other matters beyond our control; and

●	and other risks and uncertainties listed from time to time in our reports and documents filed with the SEC.

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

PART I

ITEM 1. Business.

General

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. We were incorporated on July 20, 2006 to serve as a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”) for our wholly-owned subsidiary, Business First Bank. We became the parent company of Business First Bank on April 1, 2007, and we currently own all of the outstanding shares of the capital stock of Business First Bank. As of December 31, 2016, on a consolidated basis, we had total assets of $1.1 billion, total loans of $811.1 million, total deposits of $932.8 million and shareholders’ equity of $113.6 million.

Business First Bank is a Louisiana state non-member bank that was established in February of 2006. Business First Bank serves the state of Louisiana with sixteen banking centers, with offices located in the Louisiana cities of Baton Rouge, Brusly, Covington, Denham Springs, Erwinville, Gonzales, Houma, Lafayette, Lake Charles, Port Allen, Shreveport and Zachary. Business First Bank also has a Loan Production Office in the New Orleans Metro area and a Wealth Solutions Office in Thibodaux. Business First is organized into eight markets, each of which is led by an experienced market president and bankers who are all involved in the community and industry. Business First Bank’s principal office is located in Baton Rouge, Louisiana.

Business First Bank offers a full range of banking services, including commercial and consumer banking. As of December 31, 2016, Business First Bank had total assets of $1.1 billion, total loans of $811.1 million, total deposits of $932.8 million and shareholders’ equity of $116.0 million.

Our principal executive office is located at Business First Bank, 500 Laurel Street, Suite 101, Baton Rouge, Louisiana 70801. Our telephone number is (225) 248-7600 and our website address is www.b1bank.com.

Our Business Strategy

Our mission is to be the financial institution of choice for Louisiana enterprises and their owners and employees. To achieve this mission, we concentrate our resources on two fronts: convenience-enhancing technology and products, and recruitment, retention and empowerment of world class employees. We believe a bank should be measured by the value it adds to its customer’s business processes.

The focus of our strategy has been, and continues to be, the establishment and enhancement of an attractive commercial banking franchise by maximizing long-term shareholder value through growth in our loans, investments, deposits and net income in a manner consistent with safe, sound and prudent banking practices while providing personalized customer service consistent with the needs of small- and mid-sized businesses, their owners and employees. To accomplish this goal, we utilize the following business strategy:

●	Offering competitive products and services at fair prices to expand loan and deposit market share and increase interest and non-interest income;

●	Providing high quality personal service delivered by skilled and experienced professionals who have a long-term commitment to the communities in which we conduct business;

●	Enhancing the banking options available to customers by offering a wide array of financial products with the latest technology; and

●	Maintaining asset quality and control operating expense.

We focus on providing private banking services primarily to small businesses and professionals. Rather than attempt to compete for customers with larger financial institutions on a transaction-by-transaction basis, we work to build robust, lasting partnerships with our customers.

By locating in eight metropolitan areas and decentralizing as much decision-making authority as sound banking practices will permit, we endeavor to capture both the stability of geographic diversification within Louisiana and the loyalties of a customer base that only a locally-owned community bank can provide. Each market we serve has a local president and our director’s loan committee is comprised of community leaders who have a stake in the institution. We believe that one of our greatest competitive advantages is the depth of our statewide network of entrepreneurial directors.

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

While we continue to prioritize organic growth, we also seek to capitalize upon other opportunities as they arise. In particular, we will consider opportunities such as the 2015 acquisition of AGFC, which has enhanced our core deposits and provided cost savings through economies of scale. Although we do not currently have any definitive expansion plans, we routinely explore various acquisition and expansion opportunities as they may arise from time to time. We will continue to evaluate growth opportunities and may add other markets to our geographic footprint as opportunities arise.

Products and Services

We are a full-service financial services company with a focus on small- to mid-sized businesses, their officers and employees. We satisfy our commercial and retail customers’ banking needs with an encompassing range of financial services.

Business First Bank is an independent financial institution that is engaged in substantially all of the business operations customarily conducted by financial institutions in Louisiana. We offer, among other products, checking, savings and money market accounts, certificates of deposit, commercial and consumer loans, mortgage loans, real estate loans, and other installment and term loans. In addition, Business First Bank offers our customers wealth management products, drive-through banking facilities, automated teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, traveler’s checks, cash management, vault services, loan and deposit sweep accounts, and lock box services.

Subsidiaries

We have three wholly-owned subsidiaries. Business First Bank is a direct, wholly-owned subsidiary of Business First. Business First Insurance, LLC and American Gateway Insurance Agency, LLC are wholly-owned subsidiaries of Business First Bank, and are, therefore, indirect wholly-owned subsidiaries of Business First. Business First Insurance, LLC and American Gateway Insurance Agency, LLC are currently inactive, and do not engage in any material business activities.

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

Employees

As of December 31, 2016, we had 208 full-time equivalent employees, 80 of whom are officers of Business First Bank. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we consider our relations with employees to be very good.

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

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

●	enjoin “unsafe or unsound” practices;

●	require affirmative actions to correct any violation or practice;

●	issue administrative orders that can be judicially enforced;

●	direct increases in capital;

●	direct the sale of subsidiaries or other assets;

●	limit dividends and distributions;

●	restrict growth;

●	assess civil monetary penalties;

●	remove officers and directors; and

●	terminate deposit insurance.

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

●

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

●

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

●

Mortgage loan origination rules. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including requirements for lenders to affirmatively determine that their borrowers have the ability to repay their mortgage loans. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to bring civil claims and raise certain defenses to foreclosure if the lender does not make an appropriate ability-to-repay determination. The CFPB’s rules, however, provide a full or partial safe harbor from such liability and defenses for loans that are “qualified mortgages.” The ability-to-repay rule is just one among many of the CFPB’s new rules that will affect origination, disclosure and servicing in connection with consumer mortgages. Many of the CFPB’s new rules governing mortgage loan origination became effective in January of 2014. Additional regulations revising disclosure and timing requirements in connection with mortgage loan origination became effective in October of 2015. Compliance with all of the CFPB’s new mortgage rules will increase our cost of operations.

●

Deposit insurance. The Dodd-Frank Act made permanent the increased $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (“FDI Act”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by Business First Bank.

●

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

●

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

The requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Further, the Trump administration issued an executive order on February 3, 2017, outlining a number of “Core Principles” of regulation of the industry and directing the Secretary of the Treasury to submit a report by June 3, 2017, identifying any laws, rules or regulations (including those promulgated under the auspices of the Dodd-Frank Act) that are determined to be inconsistent with those principles. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Dividend Restrictions

In 2016, our board of directors made the decision to commence payment of regular quarterly dividends; however, we are not required to pay dividends. Our shareholders are entitled to receive dividends out of legally available funds as and when declared by our board of directors, in their sole discretion.

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

In addition to Louisiana law restrictions on Business First Bank’s ability to pay dividends, under FDICIA, Business First Bank may not pay any dividend if the payment of the dividend would cause Business First Bank to become undercapitalized or if Business First Bank is “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring that Business First Bank maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the FDIC, Business First Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that Business First Bank cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings. Under regulatory capital guidelines, Business First Bank must maintain a Tier 1 capital to adjusted average total assets ratio of at least 4.0%, a Tier 1 capital to risk weighted assets ratio of at least 6.0%, and a total risk based capital to risk weighted assets ratio of at least 8.0%. As of December 31, 2016, Business First Bank had a ratio of Tier 1 capital to adjusted average total assets of 9.91%, a ratio of Tier 1 capital to risk weighted assets of 11.07% and a ratio of total risk based capital to risk weighted assets of 11.89%.

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

We believe that, as of December 31, 2016, we and Business First Bank would meet all capital adequacy requirements under the Capital Rules on a fully phased-in basis as if such requirements were then in effect.

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

In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or Business First Bank. The Federal Reserve and other federal bank regulatory agencies proposed rules to implement the NSFR in 2016, but those have not yet become final.

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

The Capital Rules revised the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

As of December 31, 2016, we and Business First Bank were well capitalized with Tier 1 capital ratios of 10.81% and 11.07%, respectively, total capital ratios of 11.63% and 11.89%, respectively, Tier 1 leverage ratios of 9.67% and 9.91%, respectively, and a CET1 ratio of 10.81% and 11.07%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures, including reconciliations to our and Business First Bank’s Tier 1 capital ratio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Brokered Deposits

The FDI Act restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (i) a well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC, and (iii) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements including: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

In recent years, the FDIC’s deposit insurance fund has been underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

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

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a nonbank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

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

Privacy and Security

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. Business First Bank has adopted and disseminated privacy policies pursuant to applicable law. Regulations adopted under federal law set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases to customers, in the event of security breaches. A number of states have also adopted statutes concerning financial privacy and requiring notification of security breaches.

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

Office of Foreign Asset Control, or the OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various executive orders by the President of the United States and acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Business First Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, we or Business First Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

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

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	the Real Estate Settlement Procedures Act, requiring lenders to give borrowers certain disclosures with respect to the origination and servicing of one-to-four family mortgage loans;

●

Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of and property rights underlying, secured obligations of persons in military service;

●	Military Lending Act, which provides expanded protections to active duty military members and their covered dependents on specific credit transactions; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws and regulations, which continue to be extensively amended and revised.

Federal Laws Applicable to Deposit Operations. Among other laws and regulations, the deposit operations of Business First Bank are subject to the following federal laws and their related regulations:

●

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	the Expedited Funds Availability Act, which standardizes hold periods for deposits and regulates financial institutions’ use of deposit holds;

●	Truth-in-Savings Act, which requires uniform disclosure of terms and conditions regarding interest and fees when giving out information on or opening a new savings account; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws, which continue to be extensively amended and revised.

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

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all, or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Finally, many of our loans are made to small and midsized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2016, our allowance for loan losses totaled $8.2 million, which represents approximately 1.01% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose to adopt CECL on January 1, 2019, or may be encouraged to by our regulators. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We may fail to grow or manage our growth effectively, which could have a material adverse effect on our ability to successfully implement our business strategy.

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Another national economic recession or deterioration of conditions in our market could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;

●	increases in nonperforming assets and foreclosures;

●	decreases in demand for products and services, which could adversely affect our liquidity position; and

●	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

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

As of December 31, 2016, approximately $213.1 million, or approximately 26.3% of our total loans held for investment, was comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for larger losses on an individual loan basis. Additionally, asset-based borrowers are often highly leveraged and have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition and results of operations.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2016, $553.5 million, or 68.3% of our total loans held for investment, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the state of Louisiana could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Louisiana markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our banking markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our commercial real estate portfolio exposes us to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2016, approximately $424.4 million, or 52.3% of our loan portfolio is secured by commercial real estate. Commercial real estate loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Our business concentration in the State of Louisiana imposes risks and may magnify the consequences of any regional or local economic downturn affecting Louisiana, including any downturn in the real estate sector.

We conduct our operations exclusively in the State of Louisiana. As of December 31, 2016, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Louisiana and the substantial majority of our secured loans were secured by collateral located in the State of Louisiana. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Louisiana are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate and energy sectors in Louisiana, could have a material adverse impact on our business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, and reduce the value of our loans. Any regional or local economic downturn that affects Louisiana, our existing or prospective borrowers, or property values in our market area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

Our portfolio contains many large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2016, our average loan size was approximately $329,000. Further, as of December 31, 2016, our 20 largest borrowing relationships ranged from approximately $9.0 million to $17.6 million (including unfunded commitments) and averaged approximately $11.9 million in total commitments and $8.5 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may start-up or acquire new lines of business or offer new products and services within existing lines of business. There may be substantial risks and uncertainties associated with these endeavors. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timelines for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

We may face risks with respect to future acquisitions.

When we attempt to expand our business in Louisiana or other states through mergers and acquisitions, we seek targets with a similar culture, have experienced management, and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. Merger and acquisition activity involves various risks, in addition to the general risks associated with our growth plans, including, among other things:

●	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

●	inaccuracies in the judgments and estimates used to evaluate the credit, operations, management and market risks associated with the target institution;
●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	the diversion of management’s attention to the negotiation of a transaction; and
●

risks associated with integrating the operations and personnel of the target in a manner that enables growth opportunities and does not significantly disrupt existing customer relationships or cause us to lose customers.

With respect to the integration of a target institution, it is possible that the business combination could ultimately result in the loss of key employees or disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the expected benefits of the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to take their deposits out of our Bank. The continued success of our combined company will depend in large part on our ability to continue to integrate the two businesses, business models and cultures. If we are not able to fully integrate our operations or if we are unable to do so in a timely manner, the expected benefits of the merger may not be realized.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Failure to realize the expected revenue growth, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2016, 31.4% of our earning assets and 49.5% of our interest-bearing liabilities are variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2016, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

●	our ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

●	our scope, relevance and pricing of products and services offered to meet customer needs and demands;

●	the rate at which we introduce new products and services relative to our competitors;

●	customer satisfaction with our level of service;

●	our ability to expand our market position;

●	industry and general economic trends; and

●	our ability to keep pace with technological advances and to invest in new technology.

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

As of December 31, 2016, the fair value of our investment securities portfolio was approximately $198.3 million, which included a net unrealized loss of approximately $3.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other income, which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

From time to time, the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our consolidated financial statements which could affect our critical accounting policies and the estimates and assumptions made by management. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations.

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

Third parties provide key components of our operational infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our operations depend on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

If the goodwill that we recorded in connection with the AGFC merger, or if goodwill that we record in connection with future business acquisitions becomes impaired, it could require charges to earnings, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect these rules and regulations, and changes in these laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs could require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Our dividend policy may change without notice, and our future ability to pay dividends is subject to regulatory limitations.

In 2016, our board of directors made the decision to commence payment of regular quarterly dividends; however, there can be no guarantee that we will pay dividends at any time in the future. All future determinations relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by the board of directors. In addition, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends.

Our corporate governance documents and certain corporate and banking laws applicable to us could make a takeover more difficult.

Certain provisions of our articles of incorporation, bylaws and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

●	empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are set by our board of directors;

●	do not provide for cumulative voting in elections of directors; and

●	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control of Business First, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

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

The Federal Reserve, the FDIC and the Louisiana OFI periodically examine various aspects our business, including our compliance with laws and regulations. If, as a result of an examination, our regulators were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, our regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We relocated our corporate headquarters to downtown Baton Rouge, Louisiana in July 2016. All of our banking offices are located in the State of Louisiana. The following table provides information about all of our banking locations. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

Location	Date Opened	Own/ Lease	Square Footage
Principal Executive Office:
500 Laurel Street Baton Rouge, Louisiana	7/11/2016	Lease	24,347

Banking Centers:
Northwest Louisiana Banking Center 800 Spring Street, Suite 120 Shreveport, Louisiana	8/28/2006	Lease	8,267

Northshore Banking Center 1675 N. Highway 190 Covington, Louisiana	10/18/2007	Lease	4,909

Lafayette Banking Center CDT Plaza 900 East St. Mary Boulevard, Suite 100 Lafayette, Louisiana	5/22/2008	Lease	4,723

Southwest Louisiana Banking Center 728 Ryan Street Lake Charles, Louisiana	3/9/2009	Lease	6,065

Bayou Region Banking Center 435 Corporate Drive, Suite 102 Houma, Louisiana	11/17/2010	Lease	2,800

Gonzales Banking Center 1821 West Highway 30 Gonzales, Louisiana	12/18/2008*	Own	3,360

Florida Boulevard Banking Center 4944 Florida Street Baton Rouge, Louisiana	4/6/1992*	Own	2,167

Jefferson Highway Banking Center 7880 Jefferson Highway Baton Rouge, Louisiana	12/7/2004*	Lease	2,330

Perkins Road Banking Center 10725 Perkins Road Baton Rouge, Louisiana	6/9/2003*	Lease	4,000

Coursey Boulevard Banking Center 11307 Coursey Boulevard Baton Rouge, Louisiana	11/18/2004*	Own	11,092

Zachary Banking Center 1858 Church Street Zachary, Louisiana	12/10/2009*	Own	2,868

Location	Date Opened	Own/ Lease	Square Footage
Denham Springs Banking Center 31635 Louisiana Hwy. 16 Denham Springs, Louisiana	8/16/2005*	Own	3,682

Brusly Banking Center 729 South Vaughan Street Brusly, Louisiana	3/26/1979*	Own	1,943

Erwinville Banking Center 4610 Poydras Bayou Rd. Erwinville, Louisiana	1/26/1981*	Own	750

Port Allen Banking Center 320 North Alexander Ave Port Allen, Louisiana	1/1/1905*	Own	21,444

New Orleans Loan Production Office 3838 N. Causeway Blvd Metairie, Louisiana	9/1/2015	Lease	1,867

Wealth Solutions Office 602 Green Street Thibodaux, Louisiana	11/1/2015	Lease	850

*Acquired in the merger transaction with AGFC, completed following the close of business on March 31, 2015.

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

From time to time, we become aware of trades of shares of our common stock. The following table sets forth the high and low sales prices (to the extent known to our management) for trades of our common stock and the cash dividends declared per share for the periods shown:

By Quarter 2016	High	Low	Cash Dividend Per Share
First	$15.00	$10.00	$—
Second	$16.00	$16.00	$0.05
Third	$16.00	$9.00	$0.05
Fourth	$16.00	$13.75	$0.05

By Quarter 2015	High		Low		Cash Dividend Per Share
First	$	N/A	$	N/A	$—
Second	$	N/A	$	N/A	$—
Third		$16.50		$15.75	$—
Fourth		$16.00		$15.00	$—

Common Stock

As of March 10, 2017, there were 6,914,179 issued and outstanding shares of our common stock held of record by approximately 807 shareholders. In addition, we had outstanding warrants to purchase 87,625 shares of our common stock, which were issued to our organizers in connection with our organization. All outstanding warrants have an exercise price of $10.00 per share and effective February 1, 2016 were extended to expire on February 2, 2019.

Dividends

In 2016, our board of directors made the determination to begin paying regular quarterly dividends; however, we are not obligated to pay dividends. The payment of future dividends and our dividend policy will depend on our earnings, capital requirements and financial condition, as well as other factors that our board of directors deems relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “PART I - ITEM 1. Business – Supervision and Regulation.”

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2016, we had 998,480 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

The following table summarizes information as of December 31, 2016 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	998,480	$12.82	—
Equity compensation plans not approved by security holders	87,625	10.00	—
Total equity compensation plans	1,086,105	$12.59	—

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933 during 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 31, 2016, our board of directors approved a resolution authorizing management to repurchase a limited number of shares of our common stock prior to March 31, 2017. The authorization to repurchase shares through privately negotiated transactions in any calendar quarter is subject to a number of conditions and is limited to a number of shares having a maximum aggregate repurchase price equal to $1.0 million. Business First purchased 25,740 shares of our common stock under this delegated authority during the fourth quarter of 2016. In addition, on July 28, 2016, our board of directors authorized the repurchase of 100,000 shares of our common stock in order to facilitate a charitable contribution to the Baton Rouge Area Foundation by one of our shareholders. This transaction was consummated during the fourth quarter 2016. The equity securities repurchased during the fourth quarter 2016 are as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1:
October 1 through October 31, 2016	—	$—	—	$—
Month #2:
November 1 through November 30, 2016	10,000	$13.75	—	$—
Month #3:
December 1 through December 31, 2016	115,740	$15.01	—	$—

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2015 to December 31, 2016 and its results of operations for the year ended December 31, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of eighteen offices, including sixteen banking centers, one loan production office, and one wealth solutions office in eight markets across Louisiana. As of December 31, 2016, we had total assets of $1.1 billion, total loans of $811.1 million, total deposits of $932.8 million, and total stockholders’ equity of $113.6 million.

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

Financial Highlights

The financial highlights for the year ended December 31, 2016 include:

•	Total assets of $1.1 billion, a $29.8 million or 2.8% increase from December 31, 2015.

•	Total loans of $811.1 million, a $38.7 million or 5.0% increase from December 31, 2015.

•	Total deposits of $932.8 million, a $28.6 million or 3.2% increase from December 31, 2015.

•	Net income for the year ended December 31, 2016 of $5.1 million, a $1.0 million or 24.8% increase from the year ended December 31, 2015.

•	Net interest income of $37.6 million for the year ended December 31, 2016, a year-over-year increase of $3.4 million or 10.1%, from the year ended December 31, 2015.

•	An allowance for loan and lease losses of 1.01% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 0.90% as of December 31, 2016.

•	Return on average assets of 0.45% for the year ended December 31, 2016.

•	Return on average equity of 4.42% for the year ended December 31, 2016.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.67%, 10.81%, 10.81% and 11.63%, respectively as of December 31, 2016.

•	Book value per share of $16.42 as of December 31, 2016, an increase of 2.8% from $15.98 at December 31, 2015.

Results of Operations for the Years Ended December 31, 2016 and 2015

Performance Summary

For the year ended December 31, 2016, net income was $5.1 million, or $0.73 per basic share and $0.70 per diluted share, compared to net income of $4.1 million, or $0.61 per basic share and $0.59 per diluted share, for the year ended December 31, 2015. The increase for the year ended December 31, 2016, compared to the same time period 2015, can mainly be attributed to our year over year growth in earning assets. Return on average assets increased to 0.45% for the year ended December 31, 2016 from 0.41% for the year ended December 31 2015, primarily because of the increase in net income while average assets had nominal growth during the year ended December 31, 2016. Return on average equity was 4.42% for the year ended December 31, 2016, as compared to 3.89% for the year ended December 31, 2015.

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

For the year ended December 31, 2016, net interest income totaled $37.6 million, and net interest margin and net interest spread were 3.64% and 3.46%, respectively. For the year ended December 31, 2015 net interest income totaled $34.2 million and net interest margin and net interest spread were 3.68% and 3.51%, respectively. The change in net interest margin and net interest spread were primarily attributable to the change in rate environment where the average rate on the loan portfolio decreased seven basis points from 5.03% as of December 31, 2015 to 4.96% as of December 31, 2016. In addition, we experienced an overall increase in cost of funds of nine basis points for the same period. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. However, this declining yield on new originations was partially offset by the accretion of the purchase discount related to the AGFC loan portfolio which positively impacted average loan yields. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2016 and 2015, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Years Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$795,625	$39,468	4.96%	$700,952	$35,244	5.03%
Securities available for sale	211,351	3,781	1.79%	178,915	3,186	1.78%
Interest-bearing deposits in other banks	25,642	169	0.66%	47,617	187	0.39%
Total interest-earning assets	1,032,618	43,418	4.20%	927,484	38,617	4.16%
Allowance for loan losses	(7,453)			(7,144)
Noninterest-earning assets	102,608			79,147
Total assets	$1,127,773	$43,418		$999,487	$38,617

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$723,996	$5,152	0.71%	$632,755	$3,858	0.61%
Advances from FHLB	53,516	561	1.05%	54,942	566	1.03%
Other borrowings	6,436	113	1.76%	3,069	43	1.40%
Total interest-bearing liabilities	783,948	5,826	0.74%	690,766	4,467	0.65%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,047			188,995
Other liabilities	7,141			14,423
Total noninterest-bearing liabilities	228,188			203,418
Stockholders’ equity	115,637			105,303

Total liabilities and stockholders’ equity	$1,127,773			$999,487

Net interest rate spread(1)			3.46%			3.51%
Net interest income		$37,592			$34,150
Net interest margin(2)			3.64%			3.68%
(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2016 compared to the Year ended December 31, 2015
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$4,697	$(473)	$4,224
Securities available for sale	580	15	595
Interest-earning deposits in other banks	(145)	127	(18)
Total increase (decrease) in interest income	$5,132	$(331)	$4,801

Interest-bearing liabilities:
Interest-bearing deposits	$649	$645	$1,294
Advances from FHLB	(15)	10	(5)
Other borrowings	59	11	70
Total increase (decrease) in interest expense	693	666	1,359
Increase (decrease) in net interest income	$4,439	$(997)	$3,442

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.2 million for both of the years ended December 31, 2016 and 2015.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, debit card fee income, brokerage commissions, and income from bank-owned life insurance.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,033	$1,553	$480
Debit card fee income	619	467	152
ATM fees	183	153	30
Gain on sales of other real estate owned	168	54	114
Bank-owned life insurance income	789	637	152
Gain (Loss) on sales of investment securities	232	(15)	247
Gain (Loss) on sales / disposal of premises and equipment	24	(157)	181
Brokerage commissions	657	13	644
Correspondent bank income	204	—	204
Other	512	475	37
Total noninterest income	$5,421	$3,180	$2,241

Noninterest income for the year ended December 31, 2016 increased $2.2 million or 70.5% to $5.4 million compared to noninterest income of $3.2 million for the same period in 2015. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $2.0 million for the year ended December 31, 2016, an increase of $480,000 over the same period in 2015. The increase was primarily due to the continued deposit penetration in our market area and the resulting increase in fee income as well as the increase in the number of deposit accounts as a result of the March 2015 merger with AGFC.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $619,000 and $467,000 for the years ended December 31, 2016 and 2015, respectively, representing an increase of $152,000 or 32.5%. The increase was primarily due to increased customer volume as a result of the March 2015 merger with AGFC.

ATM fees. We earn fee income as a result of noncustomer activity at our ATM machines, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $183,000 and $153,000 for the years ended December 31, 2016 and 2015, respectively. These fees were a new revenue source in 2015 as a result of the AGFC merger, as previously we did not own any ATM machines.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $789,000 for the year ended December 31, 2016 as compared to $637,000 for the same time period in 2015, an increase of $152,000. The increase was primarily due to receipt of a death benefit related to a former AGFC employee.

Gain (Loss) on sales / disposal of premises and equipment. We had a gain of $24,000 and a loss of $157,000 for the years ended December 31, 2016 and 2015, respectively, related to the sale or other disposition of premises and equipment. In the third quarter 2016 we sold a building acquired in the AGFC merger at a gain of $24,000. In conjunction with the AGFC merger and our July 2015 rebranding, we incurred a loss of $157,000 related to the disposition of our outdated signage.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. We began offering these services to our clients during the first quarter 2015. Brokerage commissions totaled $657,000 and $13,000 for the years ended December 31, 2016 and 2015, respectively. The increases are due to these services being in the start-up phase during the year ended December 31, 2015.

Correspondent bank income. In 2016 we renegotiated certain of our correspondent banking relationships and received earnings credit income of $204,000 for the year ended December 31, 2016. There was no correspondent bank income for 2015.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage related income, insurance commissions, credit card income, participation fee income and rental income. Other income increased $37,000 or 7.8% for the year ended December 31, 2016, compared to the same period in 2015.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$19,471	$16,145	$3,326
Non-staff expenses:
Occupancy of bank premises	2,428	2,097	331
Depreciation and amortization	1,577	1,398	179
Data processing	1,528	1,141	387
FDIC assessment fees	748	790	(42)
Legal and other professional fees	1,806	1,980	(174)
Advertising and promotions	1,253	805	448
Utilities and communications	1,004	575	429
Ad valorem shares tax	650	669	(19)
Other real estate owned expenses and write-downs	221	111	110
Other	4,383	4,798	(415)
Total noninterest expense	$35,069	$30,509	$4,560

Noninterest expense for the year ended December 31, 2016 increased $4.6 million or 14.9% to $35.1 million compared to noninterest expense of $30.5 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $19.5 million for the year ended December 31, 2016, an increase of $3.3 million or 20.6% compared to the same period in 2015. The increase was primarily attributable to new salaries and benefits for employees acquired in the 2015 AGFC merger, as well as additional hires for new positions. Our salary expense also increased as a result of our merit increase cycle. As of December 31, 2016, we had 208 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $456,000 and $198,000 for the years ended December 31, 2016 and 2015, respectively. The increased stock-based compensation expense incurred during the year ended December 31, 2016, compared to the prior year, was primarily as a result of extending the expiration date for the warrants and options expiring in 2016.

Occupancy of bank premises. Expense associated with occupancy of premises was $2.4 million for the year ended December 31, 2016 and $2.1 million for the same period in 2015. The increase of $331,000 can primarily be attributed to the addition of 10 banking centers in conjunction with the March 2015 merger with AGFC. The increase is also in part due to the demolition and cleanup costs incurred for one of our branches impacted by the August 2016 flooding in south Louisiana as well the costs incurred in July 2016 to relocate our corporate offices to downtown Baton Rouge.

Depreciation and amortization. Depreciation and amortization costs were $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $1.3 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. The amortization of intangible assets was $276,000 and $207,000 for the years ended December 31, 2016 and 2015, respectively.

Data processing. Data processing expenses were $1.5 million for the year ended December 31, 2016 and $1.1 million for the same period in 2015. The increase of $387,000 for the year ended December 31, 2016 was attributable to the merger with AGFC as well as organic growth in our loans and deposits.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.8 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $174,000 for the year ended December 31, 2016 can be attributed to renegotiating certain consulting agreements and the continual reevaluation of consulting products and services. The costs incurred during the year ended December 31, 2015 related to the AGFC merger and registration of our common stock were replaced in 2016 with fees incurred in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal as well as due diligence costs related to an unsuccessful bid for a potential acquisition.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), directors’ fees, insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense decreased $415,000 for the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to the nonrecurring conversion and post-merger costs related to the 2015 merger with AGFC which totaled $1.1 million for the year ended December 31, 2015.

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

For the year ended December 31, 2016, income tax expense totaled $1.6 million, an increase of $88,000 or 5.8% compared to $1.5 million for the same period in 2015. The increase in income tax expense can be attributed primarily to an increase in taxable income. Our effective tax rate for the years ended December 31, 2016 and 2015 was 24.0% and 27.1%, respectively. Our effective tax rate for both years was affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $29.8 million or 2.8% from $1.1 billion as of December 31, 2015 to $1.1 billion as of December 31, 2016. Our asset growth was primarily driven by loan and deposit growth.

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

As of December 31, 2016, total loans, including mortgage loans held for sale, were $811.1 million, an increase of $38.7 million compared to $772.4 million as of December 31, 2015. The increase was primarily due to our continued loan penetration in our primary market area. Of these amounts, $180,000 in loans were classified as held for sale as of December 31, 2016. No loans were classified as held for sale as of December 31, 2015.

Total loans as a percentage of deposits were 87.0% and 85.4% as of December 31, 2016 and 2015, respectively. Total loans as a percentage of assets were 73.3% and 71.8% as of December 31, 2016 and 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2016		As of December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$213,120	26.3%	$185,276	24.0%
Real estate:
Construction and land	94,426	11.6%	97,872	12.7%
Farmland	9,217	1.1%	8,897	1.1%
1-4 family residential	129,052	15.9%	112,954	14.6%
Multi-family residential	22,737	2.8%	26,058	3.4%
Nonfarm nonresidential	298,057	36.8%	312,207	40.4%
Consumer	44,342	5.5%	29,128	3.8%
Total loans held for investment	$810,951	100%	$772,392	100%

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

Commercial loans increased $27.8 million or 15.0% to $213.1 million as of December 31, 2016 from $185.3 million as of December 31, 2015. The increase in lending activity was due the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and are generally diverse in terms of type.

Construction and land loans decreased $3.4 million or 3.5% to $94.4 million as of December 31, 2016 from $97.9 million as of December 31, 2015. The decrease may be attributable to the slowdown in the oil and gas sector over the last several years, and the resulting negative effect on new subdivision development in several of our markets.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $16.1 million or 14.3% to $129.1 million as of December 31, 2016 from $113.0 million as of December 31, 2015. This increase resulted from both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans decreased $14.2 million or 4.5% to $298.1 million as of December 31, 2016 from $312.2 million as of December 31, 2015. The decrease was primarily driven by two factors: (1) regularly scheduled principal amortization of the portfolio, and (2) loans that were refinanced by borrowers with other financial institutions.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$76,596	$98,037	$38,487	$213,120
Real estate:
Construction and land	45,403	39,346	9,677	94,426
Farmland	779	5,973	2,465	9,217
1-4 family residential	14,509	51,557	62,986	129,052
Multi-family residential	12,335	5,268	5,134	22,737
Nonfarm nonresidential	30,371	120,082	147,604	298,057
Consumer	14,560	23,437	6,345	44,342
Total loans held for investment	$194,553	$343,700	$272,698	$810,951
Amounts with fixed rates	$81,929	$252,718	$176,540	$511,187
Amounts with floating rates	$112,624	$90,982	$96,158	$299,764

	As of December 31, 2015
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$68,158	$82,765	$34,353	$185,276
Real estate:
Construction and land	52,242	38,415	7,215	97,872
Farmland	2,560	5,470	867	8,897
1-4 family residential	13,524	52,639	46,791	112,954
Multi-family residential	1,408	12,086	12,564	26,058
Nonfarm nonresidential	37,802	128,039	146,366	312,207
Consumer	14,600	12,034	2,494	29,128
Total loans held for investment	$190,294	$331,448	$250,650	$772,392
Amounts with fixed rates	$85,246	$216,675	$151,589	$453,510
Amounts with floating rates	$105,048	$114,773	$99,061	$318,882

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $8.5 million and $10.0 million in nonperforming assets as of December 31, 2016 and 2015, respectively. We had $7.3 million in nonperforming loans as of December 31, 2016 compared to $8.0 million as of December 31, 2015. The decrease in nonperforming assets and nonperforming loans from December 31, 2015 to December 31, 2016 is mainly attributable to our successful workout efforts on several larger clients.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31, 2016 (Dollars in thousands)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans	$7,126	$7,957
Accruing loans 90 or more days past due	168	—
Total nonperforming loans	7,294	7,957
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,187	1,373
Residential real estate	—	660
Total other real estate owned	1,187	2,033
Total nonperforming assets	$8,481	$9,990
Restructured loans-nonaccrual	$816	$811
Restructured loans-accruing	$5,115	$5,054
Ratio of nonperforming loans to total loans held for investment	0.90%	1.03%
Ratio of nonperforming assets to total assets	0.77%	0.93%

	As of December 31, 2016 (Dollars in thousands)	As of December 31, 2015 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$243	$1,738
1-4 family residential	2,721	3,205
Multi-family residential	—	229
Nonfarm nonresidential	1,201	1,806
Commercial	2,763	979
Consumer	198	—
Total	$7,126	$7,957

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk of loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk of loss).

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

The following table summarizes our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	—	—	—	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	—	52	—	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$93,740	$1,300	$1,094	$1,738	$97,872
Farmland	8,897	—	—	—	8,897
1-4 family residential	104,720	1,824	3,205	3,205	112,954
Multi-family residential	24,884	945	—	229	26,058
Nonfarm nonresidential	281,503	12,727	16,171	1,806	312,207
Commercial	157,734	22,222	4,341	979	185,276
Consumer	28,702	396	30	—	29,128
Total	$700,180	$39,414	$24,841	$7,957	$772,392

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

•

for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical for properties of that type;

•

for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, the experience and ability of the developer, and the loan to value ratio.

As of December 31, 2016, the allowance for loan losses totaled $8.2 million or 1.01% of total loans held for investment. As of December 31, 2015, the allowance for loan losses totaled $7.2 million or 0.94% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31, 2016 (Dollars in thousands)	As of December 31, 2015 (Dollars in thousands)
Average loans outstanding(1)	$795,625	$700,952

Gross loans held for investment outstanding at end of period(1)	$810,951	$772,392

Allowance for loan losses at beginning of period	7,244	6,632
Provision for loan losses	1,220	1,200
Charge-offs:
Real estate:
Construction, land and farmland	484	102
Residential	162	144
Nonfarm non-residential	473	44
Commercial	667	695
Consumer	3	—
Total charge-offs	1,789	985
Recoveries:
Real estate:
Construction, land and farmland	10	34
Residential	140	94
Nonfarm non-residential	1,258	13
Commercial	33	164
Consumer	46	92
Total recoveries	1,487	397
Net charge-offs	302	588
Allowance for loan losses at end of period	$8,162	$7,244
Ratio of allowance to end of period loans held for investment	1.01%	0.94%
Ratio of net charge-offs to average loans	0.04%	0.08%

(1)	Excluding loans held for sale.

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

	As of December 31, 2016		As of December 31, 2015
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$933	11.4%	$600	8.3%
Farmland	75	0.9%	30	0.4%
1-4 family residential	1,228	15.1%	1,021	14.1%
Multi-family residential	172	2.1%	101	1.4%
Nonfarm nonresidential	2,314	28.4%	1,416	19.6%
Total real estate	4,722	57.9%	3,168	43.8%
Commercial	3,039	37.2%	3,618	49.9%
Consumer	401	4.9%	458	6.3%
Total allowance for loan losses	$8,162	100%	$7,244	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2016, the carrying amount of investment securities totaled $198.3 million, a decrease of $12.5 million or 5.9% compared to $210.9 million as of December 31, 2015. Securities represented 17.9%, and 19.6% of total assets as of December 31, 2016 and 2015, respectively.

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

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$7,580	$36	$50	$7,566
Corporate bonds	11,148	31	52	11,127
Municipal securities	80,559	210	1,133	79,636
Mortgage-backed securities	101,766	20	2,414	99,372
Other securities	820	—	179	641
Total	$201,873	$297	$3,828	$198,342

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$13,656	$43	$32	$13,667
Corporate bonds	11,177	—	105	11,072
Municipal securities	65,679	874	112	66,441
Mortgage-backed securities	120,599	39	1,568	119,070
Other securities	942	—	335	607
Total	$212,053	$956	$2,152	$210,857

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2016, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,025	1.03%	$5,541	2.42%	$—	—%	$7,566	2.05%
Corporate bonds	—	—%	6,525	2.26%	4,602	1.99%	—	—%	11,127	2.15%
Municipal securities	7,348	1.78%	35,213	1.74%	19,806	2.26%	17,269	2.53%	79,636	2.04%
Mortgage-backed securities	1	2.24%	4,571	1.77%	30,550	1.33%	64,250	1.62%	99,372	1.54%
Other securities	—	—%	—	—%	—	—%	641	2.34%	641	2.34%
Total	$7,349	1.78%	$48,334	1.78%	$60,499	1.78%	$82,160	1.82%	$198,342	1.80%

	As of December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$6,843	1.58%	$4,827	2.52%	$1,997	1.49%	$13,667	1.90%
Corporate bonds	—	—%	6,581	1.73%	4,491	1.46%	—	—%	11,072	1.62%
Municipal securities	2,038	1.15%	23,195	1.80%	20,681	2.22%	20,527	2.36%	66,441	2.08%
Mortgage-backed securities	3	(2.75)%	4,906	1.72%	27,665	1.50%	86,496	1.69%	119,070	1.65%
Other securities	—	—%	—	—%	—	—%	607	1.84%	607	1.84%
Total	$2,041	1.14%	$41,525	1.74%	$57,664	1.84%	$109,627	1.81%	$210,857	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.76 years with an estimated effective duration of 44.72 months as of December 31, 2016.

As of December 31, 2016 and 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2016 were $932.8 million, an increase of $28.6 million compared to $904.2 million as of December 31, 2015. Deposit growth was primarily due to an increase in the offering rate on certificates of deposit, along with continued deposit penetration in our primary market area.

Noninterest-bearing deposits as of December 31, 2016 were $223.7 million compared to $222.5 million as of December 31, 2015, an increase of $1.2 million or 0.5%.

Average deposits for the year ended December 31, 2016 were $945.0 million, an increase of $123.3 million or 15.0% over the full year average for the year ended December 31, 2015 of $821.8 million. The average rate paid on total interest-bearing deposits increased over this period from 0.61% for the year ended December 31, 2015 to 0.71% for the year ended December 31, 2016. The increase in average rates was driven by a strategic increase in the pricing of certificates of deposit in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.55% for the year ended December 31, 2016 and 0.47% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$36,200	0.19%	$28,491	0.25%
NOW accounts	109,763	0.24%	103,157	0.20%
Limited access money market accounts and savings	241,577	0.41%	218,991	0.41%
Certificates and other time deposits > $250k	55,678	1.33%	47,258	1.23%
Certificates and other time deposits < $250k	280,778	1.10%	234,858	0.93%
Total interest-bearing deposits	723,996	0.71%	632,755	0.61%
Noninterest-bearing demand accounts	221,047	—%	188,995	—%
Total deposits	$945,043	0.55%	$821,750	0.47%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2016 and 2015 was 23.4% and 23.0%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of December 31, 2016	As of December 31, 2015
	(Dollars in thousands)
1 year or less	$54,866	$33,534
More than 1 year but less than 3 years	9,451	14,279
3 years or more but less than 5 years	9,029	4,605
5 years or more	—	—
Total	$73,346	$52,418

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2016 and 2015, total borrowing capacity of $321.1 million and $317.9 million, respectively, was available under this arrangement and $47.1 million and $49.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.64% as of December 31, 2016 and 2.66% as of December 31, 2015. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$47,064
Weighted average stated interest rate at year-end	2.64%
Maximum month-end balance during the year	$80,973
Average balance outstanding during the year	$53,516
Weighted average interest rate during the year	1.05%

December 31, 2015
Amount outstanding at year-end	$49,144
Weighted average stated interest rate at year-end	2.66%
Maximum month-end balance during the year	$79,658
Average balance outstanding during the year	$54,942
Weighted average interest rate during the year	1.03%

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

FTN Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,098
Weighted average interest rate during the year	3.10%

December 31, 2015
Amount outstanding at year-end	$3,000
Weighted average interest rate at year-end	2.93%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$986
Weighted average interest rate during the year	2.86%

First National Bankers Bank (FNBB) long term advances. On September 12, 2016 we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of December 31, 2016, the balance outstanding was $3.0 million. The advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.75% at December 31, 2016. The FNBB advance was established for the purpose of paying off the revolving line of credit with FTN. There was no similar arrangement for December 31, 2015.

The following table presents the FNBB advances at the dates indicated.

FNBB Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$3,000
Weighted average interest rate at year-end	3.75%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$910
Weighted average interest rate during the year	3.54%

First National Bankers Bank (FNBB) revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of December 31, 2016, the balance on this line of credit was $862,000. The line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.75% at December 31, 2016. The FNBB line matures in one year and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. There was no similar arrangement for December 31, 2015.

The following table presents the FNBB advances at the dates indicated.

FNBB Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$862
Weighted average interest rate at year-end	3.75%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$24
Weighted average interest rate during the year	3.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2016:

(Dollars in Thousands)
The Independent Banker’s Bank TIB	$25,000
First Tennessee National Bank	$17,000
First National Bankers Bank	$30,000
Compass Bank	$22,500
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$2,385
Average balance outstanding during the year	$544
Weighted average interest rate during the year	1.35%

December 31, 2015
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$6,493
Average balance outstanding during the year	$732
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2016 and 2015, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2016 and 2015, we maintained 6 and 5 lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $109.5 million and $83.7 million as of December 31, 2016 and 2015, respectively. There were no funds under these lines of credit outstanding as of December 31, 2016 and 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.1 billion and $999.5 million for the years ended December 31, 2016 and 2015, respectively.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Sources of Funds:
Deposits:
Noninterest-bearing	19.6%	18.9%
Interest-bearing	64.2%	63.3%
Advances from FHLB	4.7%	5.5%
Other borrowings	0.6%	0.3%
Other liabilities	0.6%	1.4%
Stockholders’ equity	10.3%	10.6%
Total	100%	100%
Uses of Funds:
Loans	69.9%	69.4%
Securities available for sale	18.7%	17.9%
Interest-bearing deposits in other banks	2.3%	4.8%
Other noninterest-earning assets	9.1%	7.9%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	23.4%	23.0%
Average loans to average deposits	84.2%	85.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 13.5% for the year ended December 31, 2016 compared to the same period in 2015. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.76 years and an effective duration of 44.72 months as of December 31, 2016 and a weighted average life of 5.31 years and an effective duration of 51.22 months as of December 31, 2015.

As of December 31, 2016, we had outstanding $196.2 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $176.8 million in commitments to extend credit and $9.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2016, we had cash and cash equivalents of $42.2 million compared to $40.9 million as of December 31, 2015.

Capital Resources

Total stockholders’ equity increased to $113.6 million as of December 31, 2016, compared to $112.4 million as of December 31, 2015, an increase of $1.1 million or 1.0%. This increase was primarily the result of $5.1 million in net income, net of the funds returned to our shareholders through share buy backs and the commencement of quarterly dividends.

We commenced the payment of quarterly dividends in the second quarter of 2016 based upon the previous quarter’s financial performance. On January 26, 2017, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2016 in the amount of $0.05 per share to the common shareholders of record as of February 15, 2017. The dividend was paid on February 28, 2017, or as soon as practicable thereafter.

The declaration and payment of dividends to our shareholders, as well as the amounts thereof, are subject to the discretion of our board of directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the board of directors. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends from Business First Bank. There can be no assurance that we will declare and pay any dividends to our shareholders.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2016 and 2015, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of December 31, 2016		As of December 31, 2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$115,437	11.63%	$115,012	12.06%
Tier 1 capital (to risk weighted assets)	107,275	10.81%	107,768	11.30%
Common Equity Tier 1 capital (to risk weighted assets)	107,275	10.81%	107,768	11.30%
Tier 1 Leveraged capital (to average assets)	107,275	9.67%	107,768	10.08%

Business First Bank
Total capital (to risk weighted assets)	$117,909	11.89%	$115,828	12.17%
Tier 1 capital (to risk weighted assets)	109,747	11.07%	108,584	11.41%
Common Equity Tier 1 capital (to risk weighted assets)	109,747	11.07%	108,584	11.41%
Tier 1 Leveraged capital (to average assets)	109,747	9.91%	108,584	10.17%

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2016 and 2015 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $47.1 million and $49.1 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.64% and 2.66%, respectively, and maturities ranging from 2017 through 2018. The advance under the FNBB long-term borrowing totaled $3.0 million at December 31, 2016. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 3.75% at December 31, 2016, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at December 31, 2016. This line of credit was secured by a pledge of and security interest in the common stock our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 3.75% at December 31, 2016, and maturing in 2017. The advances under the FTN revolving line of credit totaled $3.0 million as of December 31, 2015. The FTN advances were unsecured bearing interest at a variable rate of 2.93% at December 31, 2015, and matured and were paid in full in September 2016.

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,591	$2,781	$1,776	$5,154	$11,302
Time deposits	239,062	77,963	20,937	250	338,212
Advances from FHLB	32,064	15,000	—	—	47,064
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,720	—	—	—	2,720
Standby and commercial letters of credit	9,439	3,081	18	—	12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$386,242	$171,708	$26,740	$27,209	$611,899

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,344	$2,220	$1,612	$5,130	$10,306
Time deposits	192,047	67,000	8,309	5,967	273,323
Advances from FHLB	2,081	47,063	—	—	49,144
Advances from FTN	3,000	—	—	—	3,000
Securities sold under agreements to repurchase	2,435	—	—	—	2,435
Standby and commercial letters of credit	8,563	676	—	—	9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820
Total	$284,236	$172,091	$29,144	$38,796	$524,267

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions which, in accordance with generally accepted accounting principles, or GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,439	$3,081	$18	$—	$12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$109,643	$75,364	$3,427	$20,305	$208,739

	As of December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,563	$676	$—	$—	$9,239
Commitments to extend credit	74,766	55,132	19,223	27,699	176,820
Total	$83,329	$55,808	$19,223	$27,699	$186,059

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2016		As of December 31, 2015
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	3.80%	(9.03%)	6.90%	(11.70%)
+200	3.60%	(5.27%)	4.80%	(6.18%)
+100	2.60%	(2.73%)	1.40%	(2.87%)
Base	0.00%	0.00%	0.00%	0.00%
-100	0.20%	0.16%	(2.40%)	1.66%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. In addition, during the first quarter of 2016, we updated the model loan prepayment assumptions to more accurately reflect historical activity, which caused a significant positive change in the fair value of equity rate shock scenarios during 2016 compared to the shock scenarios at December 31, 2015. This positive change in the fair value of equity rate shock scenarios was tempered in the fourth quarter of 2016 as a result of the year end influx of interest bearing non-maturity public fund deposits and short-term borrowings at December 31, 2016. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$113,559	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,279)	(2,555)	—	—
Total tangible common equity	$104,456	$106,518	$78,845	$71,923
Common shares outstanding(1)	6,916,673	7,035,913	5,314,925	5,314,925
Book value per common share	$16.42	$15.98	$14.83	$13.53
Tangible book value per common share	$15.10	$15.14	$14.83	$13.53

(1)

Excludes the dilutive effect, if any, of 998,480, 953,280, 952,120 and 919,350 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$113,559	$112,449	$78,845	$71,923
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,279)	(2,555)	—	—
Total tangible common equity	$104,456	$106,518	$78,845	$71,923

Tangible Assets
Total assets	$1,105,841	$1,076,089	$684,502	$684,180
Adjustments:
Goodwill	(6,824)	(3,376)	—	—
Core deposit and other intangibles	(2,279)	(2,555)	—	—
Total tangible assets	$1,096,738	$1,070,158	$684,502	$684,180
Common Equity to Total Assets	10.3%	10.4%	11.5%	10.5%
Tangible Common Equity to Tangible Assets	9.5%	10.0%	11.5%	10.5%

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the twelve quarter lookback period adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historical loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2016 and 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

ITEM 8. Financial Statements and Supplementary Data

CONTENTS

Annual Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets	63

Consolidated Statements of Income	64

Consolidated Statements of Comprehensive Income	65

Consolidated Statements of Changes in Stockholders' Equity	66

Consolidated Statements of Cash Flows	67 - 68

Notes to Consolidated Financial Statements	69 - 109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We have also audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

Baton Rouge, Louisiana

March 9, 2017

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015
ASSETS

Cash and Due from Banks	$42,173	$40,911
Federal Funds Sold	2,556	2,496
Securities Available for Sale, at Fair Values	198,342	210,857
Mortgage Loans Held for Sale	180	-
Loans and Lease Receivable, Net of Allowance for Loan Losses of $8,162 in 2016 and $7,244 in 2015	802,789	765,148
Premises and Equipment, Net	9,281	9,234
Accrued Interest Receivable	3,384	2,823
Other Equity Securities	6,120	5,350
Other Real Estate Owned	1,187	2,033
Cash Value of Life Insurance	22,567	22,339
Goodwill	6,824	3,376
Core Deposit Intangible	2,279	2,555
Other Assets	8,159	8,967
Total Assets	$1,105,841	$1,076,089

LIABILITIES

Deposits:
Noninterest Bearing	$223,705	$222,488
Interest Bearing	709,090	681,748
Total Deposits	932,795	904,236

Securities Sold Under Agreements to Repurchase	2,720	2,435
Short Term Borrowings	862	3,000
Long Term Borrowings	3,000	-
Federal Home Loan Bank Borrowings	47,064	49,144
Accrued Interest Payable	920	566
Other Liabilities	4,921	4,259
Total Liabilities	992,282	963,640

STOCKHOLDERS' EQUITY

Common Stock, $1 Par Value; 10,000,000 Shares Authorized; 6,916,673 and 7,035,913 Shares Issued and Outstanding at December 31, 2016 and 2015, respectively	6,917	7,036
Additional Paid-in Capital	85,133	85,913
Retained Earnings	23,839	20,289
Accumulated Other Comprehensive Loss	(2,330)	(789)
Total Stockholders' Equity	113,559	112,449
Total Liabilities and Stockholders' Equity	$1,105,841	$1,076,089

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Interest Income:
Interest and Fees on Loans	$39,468	$35,244	$25,731
Interest and Dividends on Securities	3,781	3,186	1,673
Interest on Federal Funds Sold and Due From Banks	169	187	71
Total Interest Income	43,418	38,617	27,475

Interest Expense:
Interest on Deposits	5,152	3,858	3,641
Interest on Borrowings	674	609	310
Total Interest Expense	5,826	4,467	3,951
Net Interest Income	37,592	34,150	23,524

Provision for Loan Losses	1,220	1,200	700
Net Interest Income after Provision for Loan Losses	36,372	32,950	22,824

Other Income:
Service Charges on Deposit Accounts	2,033	1,553	587
Gain (Loss) on Sales of Securities	232	(15)	13
Other Income	3,156	1,642	1,128
Total Other Income	5,421	3,180	1,728

Other Expenses:
Salaries and Employee Benefits	19,471	16,145	11,196
Occupancy and Equipment Expense	4,574	3,941	2,469
Other Expenses	11,024	10,423	5,490
Total Other Expenses	35,069	30,509	19,155

Income Before Income Taxes	6,724	5,621	5,397

Provision for Income Taxes	1,613	1,525	1,364

Net Income	$5,111	$4,096	$4,033

Earnings Per Share:
Basic	$0.73	$0.61	$0.76
Diluted	$0.70	$0.59	$0.72

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Consolidated Net Income	$5,111	$4,096	$4,033

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(2,568)	(206)	3,630
Reclassification Adjustment for Gains (Loss) included in Net Income	232	(15)	13
Income Tax Effect	795	75	(1,239)
Other Comprehensive Income (Loss)	(1,541)	(146)	2,404
Consolidated Comprehensive Income (Loss)	$3,570	$3,950	$6,437

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2013	$5,315	$56,740	$12,915	$(3,047)	$71,923

Comprehensive Income:

Net Income	-	-	4,033	-	4,033

Other Comprehensive Income (Loss)	-	-	-	2,404	2,404

Stock Based Compensation Cost	-	485	-	-	485

Balances at December 31, 2014	5,315	57,225	16,948	(643)	78,845

Comprehensive Income:

Net Income	-	-	4,096	-	4,096

Other Comprehensive Income (Loss)	-	-	-	(146)	(146)

Merger Consideration - net	1,891	30,519	-	-	32,410

Stock Based Compensation Cost	-	49	-	-	49

Stock Repurchase	(170)	(1,880)	(755)	-	(2,805)

Balances at December 31, 2015	7,036	85,913	20,289	(789)	112,449

Comprehensive Income:

Net Income	-	-	5,111	-	5,111

Other Comprehensive Income (Loss)	-	-	-	(1,541)	(1,541)

Cash Dividends Declared, $0.05 Per Share	-	-	(1,056)	-	(1,056)

Stock Based Compensation Cost	-	456	-	-	456

Reclass of Shares Issued	5	(5)	-	-	-

Exercise of Stock Warrants	1	14	-	-	15

Stock Repurchase	(125)	(1,245)	(505)	-	(1,875)

Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Consolidated Net Income	$5,111	$4,096	$4,033
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,220	1,200	700
Depreciation and Amortization	1,299	1,192	810
Amortization of Purchase Accounting Valuations	(1,818)	(2,332)	-
Noncash Compensation Expense	456	49	485
Net Amortization of Securities	1,929	1,511	493
(Gain) Loss on Sales of Securities	(232)	15	(13)
(Gain) Loss on Sale of Premises and Equipment	(24)	157	-
Gain on Sale of Other Real Estate Owned Net of Writedowns	(72)	(58)	(262)
Increase in Cash Value of Life Insurance	(788)	(637)	(569)
Provision (Credit) for Deferred Income Taxes	953	(74)	(764)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(561)	(314)	134
(Increase) Decrease in Other Assets	659	(971)	1,521
Increase (Decrease) in Accrued Interest Payable	354	(76)	(37)
Increase (Decrease) in Other Liabilities	(350)	(350)	361
Net Cash Provided by Operating Activities	8,136	3,408	6,892

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(45,935)	(58,648)	(3,699)
Proceeds from Maturities / Sales of Securities Available for Sale	30,589	9,528	28,846
Proceeds from Paydowns of Securities Available for Sale	23,828	19,376	5,799
Net Cash Received in Merger	-	87,377	-
Purchases of Other Equity Securities	(852)	(3,385)	(681)
Redemption of Other Equity Securities	82	1,912	1,866
Life Insurance Proceeds	560	-	-
Net Increase in Loans	(38,326)	(70,443)	(24,655)
Proceeds from Sale of Premises and Equipment	68	-	-
Purchases of Premises and Equipment	(1,390)	(962)	(218)
Proceeds from Sales of Other Real Estate	1,659	2,697	337
Improvements to Other Real Estate	(102)	-	-
Consideration Settlement to Former AGFC Shareholders	(3,448)	(243)	-
Net (Increase) Decrease in Federal Funds Sold	(60)	(1,339)	8,378
Net Cash Provided by (Used in) Investing Activities	(33,327)	(14,130)	15,973

(CONTINUED)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	28,559	33,775	(6,924)
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	285	(1,841)	-
Net Repayments on Federal Home Loan Bank Borrowings	(1,349)	(6,511)	-
Net Increase (Decrease) in Short Term Borrowings	(2,138)	3,000	-
Proceeds from Long Term Borrowings	3,000	-	-
Repurchase of Common Stock	(863)	(2,805)	-
Proceeds from Exercise of Stock Warrants	15	-	-
Payment of Dividends on Common Stock	(1,056)	-	-
Net Cash Provided by (Used in) Financing Activities	26,453	25,618	(6,924)

Net Increase in Cash and Cash Equivalents	1,262	14,896	15,941

Cash and Cash Equivalents at Beginning of Period	40,911	26,015	10,074

Cash and Cash Equivalents at End of Period	$42,173	$40,911	$26,015

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$4,779	$3,813	$3,679

Interest on Borrowings	$693	$467	$309

Income Tax Payments	$1,016	$2,513	$1,976

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(2,336)	$(221)	$3,643

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$795	$75	$(1,239)

Transfer of Loans to Other Real Estate	$648	$1,033	$2,203

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

Nature of Operations

The Bank operates in sixteen full service locations, one loan production office, and one wealth solutions office in Louisiana (Baton Rouge metro region, Shreveport, Covington, Lafayette, Lake Charles, Houma and New Orleans (LPO)). As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2016 and 2015.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2016 and 2015.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure or negotiated settlement are initially recorded at the fair value less estimated selling cost at the date of acquisition. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The carrying amount of residential real estate included in other real estate owned was $660,000 at December 31, 2015; there was none at December 31, 2016.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2016, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Louisiana. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2013. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2016, 2015 and 2014, the Company expensed costs of $849,000, $437,000 and $190,000, respectively.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s consolidated financial statements.

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2016. These reclassifications have no effect on previously reported net income.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table provides the purchase price calculation as of the merger date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. The fair value measurements were subject to refinement for up to one year after the merger date based on additional information that was obtained by us that existed as of the merger date.

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

	Years Ended December 31,
	2016	2015	2014

	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$5,111	$4,096	$4,033

Denominator:
Weighted Average Common Shares Outstanding	7,033,476	6,694,075	5,314,925
Dilutive Effect of Stock Options and Warrants	281,607	288,981	293,600
Weighted Average Dilutive Common Shares	7,315,083	6,983,056	5,608,525

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.73	$0.61	$0.76

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.70	$0.59	$0.72

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. There were no required reserves at December 31, 2016 and 2015.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,580	$36	$50	$7,566
Corporate Securities	11,148	31	52	11,127
Mortgage-Backed Securities	101,766	20	2,414	99,372
Municipal Securities	80,559	210	1,133	79,636
Other Securities	820	-	179	641
Total Securities Available for Sale	$201,873	$297	$3,828	$198,342

	December 31, 2015
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$13,656	$43	$32	$13,667
Corporate Securities	11,177	-	105	11,072
Mortgage-Backed Securities	120,599	39	1,568	119,070
Municipal Securities	65,679	874	112	66,441
Other Securities	942	-	335	607
Total Securities Available for Sale	$212,053	$956	$2,152	$210,857

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2016 and 2015, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,535	$50	$-	$-	$4,535	$50
Corporate Securities	2,010	31	4,515	21	6,525	52
Mortgage-Backed Securities	86,091	1,974	9,885	440	95,976	2,414
Municipal Securities	54,533	1,128	207	5	54,740	1,133
Other Securities	-	-	641	179	641	179
Total Securities Available for Sale	$147,169	$3,183	$15,248	$645	$162,417	$3,828

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$8,840	$32	$-	$-	$8,840	$32
Corporate Securities	11,072	105	-	-	11,072	105
Mortgage-Backed Securities	91,384	1,029	23,386	539	114,770	1,568
Municipal Securities	13,983	43	2,498	69	16,481	112
Other Securities	-	-	607	335	607	335
Total Securities Available for Sale	$125,279	$1,209	$26,491	$943	$151,770	$2,152

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$7,346	$7,349
One to Five Years	48,592	48,334
Over Five to Ten Years	61,477	60,499
Over Ten Years	84,458	82,160
Total Securities Available for Sale	$201,873	$198,342

Securities available for sale with a fair value of $86.0 million and $107.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2016 and 2015.

There were $260,000, $3,000 and $530,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2016, 2015 and 2014, respectively. There were $28,000, $18,000 and $517,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2016, 2015 and 2014, respectively.

The Bank has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $3.6 million and $3.5 million, respectively, at December 31, 2016 and 2015. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2016 and 2015. The Bank also has investments of $100,000 and $100,000 in The Independent Banker’s Bank, $1.6 million and $1.3 million in McLarty Capital Partners SBIC, L.P., $348,000 and $254,000 in Bluehenge Capital Secured Debt SBIC, L.P., and $234,000 and $243,000 in Bankers Insurance, LLC (which was acquired in the AGFC merger), at December 31, 2016 and 2015, respectively. At December 31, 2016, the Bank also had a $252,000 investment in First National Bankers Bank. These investments are carried at cost due to the lack of a quoted market price and a ready market for these types of investments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate loans:
Construction and land	$94,426	$97,872
Farmland	9,217	8,897
1-4 family residential	129,052	112,954
Multi-family residential	22,737	26,058
Nonfarm nonresidential	298,057	312,207
Commercial	213,120	185,276
Consumer	44,342	29,128
Total loans held for investment	810,951	772,392

Less:
Allowance for loan losses	(8,162)	(7,244)
Net loans	$802,789	$765,148

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2016 and 2015.

Net deferred loan origination fees were $761,000 and $740,000 at December 31, 2016 and 2015, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2016 and 2015, overdrafts of $232,000 and $150,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the balance sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $55.5 million and $44.7 million at December 31, 2016 and 2015, respectively.

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

The following table sets forth, as of December 31, 2016 and 2015, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2016
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate: Multi-	Real Estate:
	Construction	Real Estate:	1-4 Family	family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244
Charge-offs	(484)	-	(162)	-	(473)	(667)	(3)	(1,789)
Recoveries	10	-	140	-	1,258	33	46	1,487
Provision	807	45	229	71	113	55	(100)	1,220
Ending Balance	$933	$75	$1,228	$172	$2,314	$3,039	$401	$8,162

Ending Balance:
Individually evaluated for impairment	$-	$-	$252	$-	$98	$501	$36	$887

Collectively evaluated for impairment	$933	$75	$943	$172	$2,216	$2,538	$365	$7,242

Purchased Credit Impaired (1)	$-	$-	$33	$-	$-	$-	$-	$33

Loans receivable:
Ending Balance	$94,426	$9,217	$129,052	$22,737	$298,057	$213,120	$44,342	$810,951

Ending Balance:
Individually evaluated for impairment	$143	$-	$3,263	$-	$1,073	$7,332	$198	$12,009

Collectively evaluated for impairment	$94,117	$9,217	$125,573	$22,737	$295,590	$205,788	$44,144	$797,166

Purchased Credit Impaired (1)	$166	$-	$216	$-	$1,394	$-	$-	$1,776

(1)	Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2015
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate: Multi-	Real Estate:
	Construction	Real Estate:	1-4 Family	family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$525	$19	$775	$35	$1,140	$3,813	$325	$6,632
Charge-offs	(102)	-	(144)	-	(44)	(695)	-	(985)
Recoveries	34	-	94	-	13	164	92	397
Provision	143	11	296	66	307	336	41	1,200
Ending Balance	$600	$30	$1,021	$101	$1,416	$3,618	$458	$7,244

Ending Balance:
Individually evaluated for impairment	$504	$-	$129	$-	$-	$475	$-	$1,108

Collectively evaluated for impairment	$96	$30	$838	$57	$1,416	$3,143	$458	$6,038

Purchased Credit Impaired (1)	$-	$-	$54	$44	$-	$-	$-	$98

Loans receivable:
Ending Balance	$97,872	$8,897	$112,954	$26,058	$312,207	$185,276	$29,128	$772,392

Ending Balance:
Individually evaluated for impairment	$1,732	$-	$3,666	$-	$4,172	$2,226	$-	$11,796

Collectively evaluated for impairment	$96,046	$8,897	$108,778	$25,829	$305,234	$183,050	$29,128	$756,962

Purchased Credit Impaired (1)	$94	$-	$510	$229	$2,801	$-	$-	$3,634

(1)	Purchased credit impaired loans are evaluated for impairment on an individual basis.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of December 31, 2016 and 2015, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	-	-	-	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	-	52	-	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

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

As of December 31, 2016 and 2015, loan balances outstanding more than 90 days past due and still accruing interest amounted to $168,000 and $0, respectively. As of December 31, 2016 and 2015, loan balances outstanding on non-accrual status amounted to $7.1 million and $8.0 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2016 and 2015. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$465	$-	$106	$571	$93,855	$94,426	$-
Farmland	-	-	-	-	9,217	9,217	-
1-4 family residential	989	579	963	2,531	126,521	129,052	117
Multi-family residential	-	-	-	-	22,737	22,737	-
Nonfarm nonresidential	1,370	173	532	2,075	295,982	298,057	-
Commercial	45	372	262	679	212,441	213,120	51
Consumer	66	-	149	215	44,127	44,342	-
Total	$2,935	$1,124	$2,012	$6,071	$804,880	$810,951	$168

	December 31, 2015
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$-	$10	$384	$394	$97,478	$97,872	$-
Farmland	-	-	-	-	8,897	8,897	-
1-4 family residential	289	132	1,086	1,507	111,447	112,954	-
Multi-family residential	-	-	-	-	26,058	26,058	-
Nonfarm nonresidential	1,185	178	309	1,672	310,535	312,207	-
Commercial	78	13	-	91	185,185	185,276	-
Consumer	-	-	-	-	29,128	29,128	-
Total	$1,552	$333	$1,779	$3,664	$768,728	$772,392	$-

Loan Receivables on Nonaccrual Status

	December 31,
	2016	2015
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$243	$1,738
Farmland	-	-
1-4 family residential	2,721	3,205
Multi-family residential	-	229
Nonfarm nonresidential	1,201	1,806
Commercial	2,763	979
Consumer	198	-
Total	$7,126	$7,957

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of December 31, 2016 and 2015. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $464,000 and $386,000 for the years ended December 31, 2016 and 2015, respectively.

	December 31, 2016
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$655
Farmland	-	-	-	-
1-4 family residential	440	470	252	372
Multi-family residential	-	-	-	-
Nonfarm nonresidential	368	368	98	31
Other Loans:
Commercial	695	709	501	1,252
Consumer	36	36	36	12
Total	$1,539	$1,583	$887	$2,322

With no allowance recorded:
Real Estate Loans:
Construction and land	$143	$152	$-	$124
Farmland	-	-	-	-
1-4 family residential	2,823	3,276	-	3,296
Multi-family residential	-	-	-	-
Nonfarm nonresidential	705	729	-	3,730
Other Loans:
Commercial	6,637	7,826	-	3,680
Consumer	162	162	-	43
Total	$10,470	$12,145	$-	$10,873

Total Impaired Loans:
Real Estate Loans:
Construction and land	$143	$152	$-	$779
Farmland	-	-	-	-
1-4 family residential	3,263	3,746	252	3,668
Multi-family residential	-	-	-	-
Nonfarm nonresidential	1,073	1,097	98	3,761
Other Loans:
Commercial	7,332	8,535	501	4,932
Consumer	198	198	36	55
Total	$12,009	$13,728	$887	$13,195

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2015
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$1,336	$1,514	$504	$1,392
Farmland	-	-	-	-
1-4 family residential	305	313	129	78
Multi-family residential	-	-	-	-
Nonfarm nonresidential	-	-	-	-
Other Loans:
Commercial	975	1,653	475	908
Consumer	-	-	-	-
Total	$2,616	$3,480	$1,108	$2,378

With no allowance recorded:
Real Estate Loans:
Construction and land	$396	$401	$-	$1,530
Farmland	-	-	-	-
1-4 family residential	3,361	3,898	-	1,933
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,172	5,588	-	4,062
Other Loans:
Commercial	1,251	1,255	-	3,368
Consumer	-	-	-	14
Total	$9,180	$11,142	$-	$10,907

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,732	$1,915	$504	$2,922
Farmland	-	-	-	-
1-4 family residential	3,666	4,211	129	2,011
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,172	5,588	-	4,062
Other Loans:
Commercial	2,226	2,908	475	4,276
Consumer	-	-	-	14
Total	$11,796	$14,622	$1,108	$13,285

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

The following table presents the changes in the carrying amount of the purchased impaired credits from the April 1, 2015 merger date to December 31, 2016.

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - April 1, 2015 (acquisition)	$4,919
Payments received, net of discounts realized	(469)
Charge-offs	(204)
Transfer to other real estate	(612)
Carrying amount - December 31, 2015	3,634
Payments received, net of discounts realized	(1,181)
Charge-offs	(352)
Transfer to other real estate	(325)
Carrying amount - December 31, 2016	$1,776

Total loans acquired in the AGFC merger included $142.8 million of performing loans not accounted for under ASC 310-30 which had an estimated fair value of $138.1 million as of the date of acquisition. As of December 31, 2016 and 2015, the AGFC performing loans totaled $65.9 million and $93.1 million, respectively, with a related purchase discount of $2.4 million and $3.2 million, respectively.

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2016 and 2015, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

The following tables present informative data regarding troubled debt restructurings as of December 31, 2016 and 2015.

Modifications as of December 31, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	3	$870	$608
Other Loans:
Commercial	6	6,880	5,323
Total	9	$7,750	$5,931

Modifications as of December 31, 2015:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructing
Real Estate Loans:
1-4 family residential	5	$1,568	$1,008
Nonfarm nonresidential	3	5,143	3,623
Other Loans:
Commercial	3	1,736	1,234
Total	11	$8,447	$5,865

The Bank had $54,000 in troubled debt restructurings that subsequently defaulted during the year ended December 31, 2015 and none that subsequently defaulted during the year ended December 31, 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2016 and 2015 consist of the following:

	2016	2015
	(Dollars in thousands)
Land	$2,098	$2,126
Buildings and Leasehold Improvements	6,875	6,446
Furniture and Equipment	6,007	5,128

Total Bank Premises and Equipment	14,980	13,700

Less: Accumulated Depreciation	(5,699)	(4,466)

Total Bank Premises and Equipment, net	$9,281	$9,234

The provision for depreciation and amortization charged to operating expenses was $1.3 million, $1.2 million and $810,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was acquired during the year ended December 31, 2015 as a result of the AGFC merger effective after the close of business March 31, 2015. The carrying amount of goodwill as of December 31, 2016 and 2015 was $6.8 million and $3.4 million, respectively. As of December 31, 2015, there were 53,094 unsettled appraisal rights shares and the final cash consideration to shareholders was not finalized. Consequently, as of December 31, 2015, goodwill was subject to refinement for up to one year after the merger date based upon additional information that was obtained by us that existed as of the merger date. There were no unsettled appraisal rights shares as of December 31, 2016.

Core deposit intangibles were acquired in conjunction with the AGFC merger. A summary of the core deposit intangible asset as of December 31, 2016 and 2015 is as follows:

	2016	2015
	(Dollars in thousands)	(Dollars in thousands)

Gross Carrying Amount	2,762	2,762

Less: Accumulated Amortization	(483)	(207)

Net Carrying Amount	$2,279	$2,555

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Amortization expense on the core deposit intangible asset recorded in other expenses totaled approximately $276,000 and $207,000 during the years ended December 31, 2016 and 2015, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2017	$276
2018	276
2019	276
2020	276
2021	276
Thereafter	899
Total Core Deposit Intangible	$2,279

Note 10 – Deposits –

Deposit accounts at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(Dollars in thousands)
Noninterest Bearing - DDA	$16,950	$44,024
Noninterest Bearing - Money Market Account	206,755	178,464
Noninterest Bearing Deposits	223,705	222,488
Interest Bearing - DDA	31,457	26,928
NOW and Super NOW Accounts	17,051	15,405
Money Market Accounts	287,189	329,955
Savings Accounts	35,181	36,137
Certificates of Deposit Over $250,000	73,346	52,418
Other Certificates of Deposit	264,866	220,905
Interest Bearing Deposits	709,090	681,748
Total Deposits	$932,795	$904,236

Approximately 70.7% of certificates of deposit as of December 31, 2016 have stated maturity dates during 2017 and the remaining 29.3% have stated maturity dates during 2018 and beyond.

At December 31, 2016 and 2015, total deposits for the top three customer relationships was approximately $114.2 million and $126.3 million, respectively, which represented 12.3% and 14.0% of total deposits, respectively. Brokered deposits were approximately $102.8 million and $74.6 million at December 31, 2016 and 2015, respectively. Included in these brokered deposits are public fund deposits of approximately $27.2 million and $20.8 million at December 31, 2016 and 2015, respectively. Other public fund deposits were approximately $113.5 million and $146.4 million at December 31, 2016 and 2015, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 11 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $46.4 million and $47.7 million at December 31, 2016 and 2015, respectively, consisting of:

Three fixed rate loans totaling $30.0 million, at December 31, 2016 and 2015, with interest rates ranging from 2.92% to 3.07% paid monthly. Principal is due at maturity in November 2017 with quarterly call options beginning in 2008.

One fixed rate loan of $1.4 million and $2.7 million, at December 31, 2016 and 2015, respectively, with interest at 3.18% paid monthly. Principal is paid monthly and matures in December 2017.

One fixed rate loan of $15.0 million, at December 31, 2016 and 2015, with interest at 1.90% paid monthly. Principal is due at maturity in December 2018 with quarterly call options beginning in 2013.

These advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans in the Bank’s loan portfolio consisting of performing 1-4 family mortgages and certain small business, small farm and small agriculture loans. The blanket lien totaled approximately $321.1 million at December 31, 2016 with unused availability for advances and letters of credit of approximately $193.7 million.

As a result of the merger with AGFC, the Bank assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition, which totaled $41.2 million, and resulted in a market value adjustment of $2.0 million which is being accreted over the life of the respective advances as a reduction of interest expense on borrowings. The unaccreted market value adjustment totaled $670,000 and $1.4 million at December 31, 2016 and 2015, respectively.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2016 and 2015 were $109.5 million and $83.7 million, respectively. There was no balance on these lines at December 31, 2016 and 2015.

First Tennessee Bank National Association (FTN) allowed the Company to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, was unsecured, but the Company agreed that it would not pledge any of the capital stock of its wholly-owned subsidiary, Business First Bank, to secure any other obligation. The line of credit was established for the purpose of repurchasing shares of the Company’s common stock from certain of its shareholders and for general corporate purposes. This line of credit was paid off on September 12, 2016. At December 31, 2015 the line was fully funded with a balance of $3.0 million bearing interest at a variable rate of 3-month LIBOR plus 2.5%. The rate was 2.93% as December 31, 2015, and adjusted quarterly.

On September 12, 2016 the Company borrowed $3.0 million from First National Bankers Bank (FNBB) with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of December 31, 2016, the balance outstanding was $3.0 million. The advance carries a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 3.75% at December 31, 2016. The FNBB advance was established for the purpose of paying off the revolving line of credit with FTN.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

First National Bankers Bank (FNBB) also allows the Company to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. As of December 31, 2016, the balance outstanding was $862,000. The line of credit bears a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 3.75% at December 31, 2016. The FNBB line matures in one year and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2016 and 2015, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These securities have coupon rates ranging from 2.0% to 3.5% and maturity dates ranging from 2027 to 2036. The related liability to repurchase these securities was $2.7 million and $2.4 million at December 31, 2016 and 2015, respectively.

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Provision (Credit) for Current Taxes - Federal	$660	$1,599	$2,128
Provision (Credit) for Deferred Taxes	953	(74)	(764)
Total Provision for Income Taxes	$1,613	$1,525	$1,364

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Federal Statutory Income Tax at 34%	$2,286	$1,911	$1,835
Tax Exempt Income	(708)	(559)	(707)
Other - Net	35	173	236
Total Provision for Income Taxes	$1,613	$1,525	$1,364

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset at December 31, 2016 and 2015 is included in other assets. The components of the deferred tax assets (liabilities) are as follows:

	2016	2015
	(Dollars in thousands)
Allowance for Loan Losses	$2,775	$2,463
Acquried Loans Fair Market Value Adjustment	2,168	2,631
Acquired Securities Difference in Basis	(744)	(826)
Amortization of Start-Up Costs	55	69
Stock Warrants and Options	1,217	1,063
Depreciation	(799)	(804)
Interest on Acquired Nonaccrual Loans	42	47
Unrealized (Gain) Loss on Securities	1,201	406
Other Real Estate	110	147
Core Deposit Intangible	(775)	(869)
Acquired FHLB Debt Fair Market Value Adjustment	228	476
Deferred Compensation	723	907
Alternative Minimum Tax Credit	345	984
Net Operating Loss Carryforward	78	88
Net Deferred Tax Asset	$6,624	$6,782

The Company acquired certain deferred tax attributes and liabilities as a result of its merger with AGFC, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2016 the NOL carryforward was $230,000 and expires in 2033. The AMT credit carryforward was $345,000 as of December 31, 2016 and can be carried forward indefinitely as a credit against the Company’s regular tax liability.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:

Balance at Beginning of Year	$(789)	$(643)

Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	(1,694)	(136)
Reclassification Adjustment for Gains (Losses)
Realized - Net of Tax	153	(10)

Other Comprehensive Income (Loss)	(1,541)	(146)

Balance at End of Year	$(2,330)	$(789)

Note 15 – Stockholders’ Equity and Regulatory Matters –

Stockholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid common stock dividends of $0.05 per share in the second, third, and fourth quarters of 2016 based upon the financial performance of the first, second, and third quarters of 2016, respectively. There were no dividends declared or paid by the Company for the year ended December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2016 and 2015, the Bank met all of the capital adequacy requirements to which it is subject.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of December 31, 2016 and 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total capital, Tier I capital, risk-based common equity Tier I, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 which approximate the amounts and ratios for the Company (consolidated) at December 31, 2016 and 2015:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:

Total Capital (to Risk-Weighted Assets)	$117,909	11.89%	$79,324	8.00%	$99,155	10.00%

Tier I Capital (to Risk-Weighted Assets)	$109,747	11.07%	$59,493	6.00%	$79,324	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$109,747	11.07%	$44,620	4.50%	$64,451	6.50%

Tier I Leveraged Capital (to Average Assets)	$109,747	9.91%	$44,311	4.00%	$55,389	5.00%

December 31, 2015:

Total Capital (to Risk-Weighted Assets)	$115,828	12.17%	$76,159	8.00%	$95,199	10.00%

Tier I Capital (to Risk-Weighted Assets)	$108,584	11.41%	$57,120	6.00%	$76,159	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$108,584	11.41%	$42,840	4.50%	$61,879	6.50%

Tier I Leveraged Capital (to Average Assets)	$108,584	10.17%	$42,703	4.00%	$53,379	5.00%

Note 16 – Stock Based Compensation –

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants may be exercised by the holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). The warrants were fully vested on February 1, 2011 and were to expire in 2016. The warrant agreements were subsequently amended effective February 1, 2016 to extend the expiration time to February 2, 2019, with $48,000 of compensation cost recognized on the effective date.

At December 31, 2016 and 2015, warrants for 87,625 shares and 89,125 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2016, all of the 87,625 outstanding warrants were vested and there was no unrecognized compensation. However, the amendment effective February 1, 2016 extended the exercise period and retained the $10 per share exercise price. As a result, in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, the “optionality” of the warrants was eliminated thereby restricting the situations in which the warrants can be exercised to occur upon the earlier of (i) immediately prior to the February 2, 2019 expiration date, (ii) a change in control of the Company or the Bank, (iii) the warrant holder’s death, (iv) the warrant holder becoming disabled, and (v) the warrant holder incurring a separation from the Company or the Bank (if the warrant holder is an employee of the Company or the Bank).

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Using the Black-Scholes pricing model for the 87,625 shares (warrants) outstanding, the calculated value of $2.50 per share (warrant) was estimated on the date of grant using the following assumptions: expected dividends of 1%, expected life or term of 6.5 years, risk-free interest rate of 5.04%, and expected volatility of 13.19%. The expected volatility was estimated considering the historical volatility of an appropriate industry sector.

Stock Options

In 2006, the Company established a stock option plan with 1,500,000 shares available to be granted as options under the plan. Under the provisions of the plan, the option price cannot be less than the fair value of the underlying common stock as of option grant date, and the maximum option term cannot exceed ten years. The 2006 Stock Option Plan expired on December 22, 2016 and the Company is no longer permitted to issue additional stock options under this plan.

During the years ended December 31, 2016 and 2015, total options of 50,000 and 42,800 were granted, respectively, to officers and other key employees. The stock options granted were issued at an exercise price of $17.65 per share and $17.11 per share for the years ended December 31, 2016 and 2015, respectively, with a vesting period of three years. Compensation expense recognized as a result of vesting was approximately $240,000 and $198,000 in 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards with the following assumptions for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Risk-Free Interest Rate	1.36%	1.44%
Expected Dividend Yield	1.18%	0.00%
Expected Volatility	31.68%	29.39%
Expected Life in Years	5	5
Weighted Average Calculated Value of Options Granted	$4.27	$4.87

The following is an analysis of the activity related to the stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding Options, December 31, 2015	953,280	$12.59
Granted	50,000	17.65
Exercised	-
Forfeited or Expired	(4,800)	17.11
Outstanding Options, December 31, 2016	998,480	$12.82

At December 31, 2016, options for 562,548 shares at a weighted average exercise price of $13.79 were vested and exercisable, and there were 105,932 nonvested options and approximately $492,000 of unrecognized compensation costs related to these options which is expected to be recognized over a period of four years.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

On December 20, 2016 the option agreements were amended for 330,000 options which were fully vested and set to expire December 22, 2016. Compensation cost of $168,000 was recognized on the effective date of the amendments. Since the amendments extended the exercise period and retained the $10 per share exercise price, the “optionality” was eliminated in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, thereby restricting the situations in which the options can be exercised to occur upon the earlier of (i) immediately prior to the January 15, 2020 expiration date, (ii) a change in control of the Company or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from the Company or the Bank (if the option holder is an employee of the Company or the Bank).

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $467,000, $351,000 and $274,000 and is included in salaries and employee benefits for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2016 and 2015, the Company had recorded accrued liabilities of $2.0 million and $2.4 million, respectively. For the year ended December 31, 2016, the Company recognized income of $339,000 related to the deferred compensation agreements, as a result of the termination of some members of the select group of management. The expense related to the deferred compensation agreements was $336,000 and $300,000 for the years ended December 31, 2015 and 2014, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 18 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Business Development	$1,253	$805	$526
Communications	872	469	286
Ad Valorem Shares Tax	650	669	540
Data Processing Fees	1,528	1,141	699
Directors Fees	337	325	366
Insurance	301	284	168
Legal and Professional Fees	1,806	1,980	1,193
Office Supplies and Printing	455	437	147
Regulatory Assessments	847	880	425
Taxes and Licenses	24	10	21
Nonrecurring Merger and Conversion Costs	8	1,149	-
Other	2,943	2,274	1,119
Total Other Expenses	$11,024	$10,423	$5,490

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $196.2 million and standby and commercial letters of credit of approximately $12.5 million at December 31, 2016.

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

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $298.1 million and $312.2 million, which accounted for 36.8% and 40.4% of total loans held for investment at December 31, 2016 and 2015, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $94.4 million and $97.9 million, respectively; these loans represented 11.6% and 12.7% of total loans held for investment at December 31, 2016 and 2015, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Commitments –

Leases

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from four to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2017	$1,591
2018	1,459
2019	1,322
2020	961
2021 and Thereafter	5,969
Total Future Minimum Lease Payments	$11,302

SBIC Capital Commitment

The SBIC is a program initiated by the Small Business Administration (SBA) in 1958 to assist in the funding of small business loans. The program is a joint venture between investors with venture capital, the SBA, and small business borrowers. Investors are responsible for funding the first portion of the capital requirements, with the remaining requirement being funded by the SBA. The funds are then lent to small business borrowers.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty) and Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge); details of these commitments at December 31, 2016 are below.

	McLarty	Bluehenge
	(Dollars in thousands)
Total Capital Commitment	$2,000	$1,500
Capital Called	$1,670	$412
Remaining Unfunded Capital Commitment	$330	$1,088

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $81.0 million and $76.0 million at December 31, 2016 and 2015, respectively. The outstanding letters of credit as of December 31, 2016 are as follows:

One letter of credit of $11.0 million expires in March 2017.

One letter of credit of $5.0 million expires in May 2017.

One letter of credit of $40.0 million expires in June 2017.

One letter of credit of $25.0 million expires in June 2017.

Note 22 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $15.1 million and $22.0 million at December 31, 2016 and 2015, respectively.

The activity in loans to directors, officers and their affiliates is as follows:

	2016	2015
	(Dollars in thousands)
Balance - Beginning of Year	$22,004	$28,664
New Loans	6,570	5,602
Repayments	(13,435)	(12,262)

Balance - End of Year	$15,139	$22,004

Related party deposits totaled $13.7 million and $10.0 million as of December 31, 2016 and 2015, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2016 and 2015. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Available for Sale:
U.S. Government Agency Securities	$7,566	$-	$7,566	$-
Corporate Securities	11,127	-	11,127	-
Mortgage-Backed Securities	99,372	-	99,372	-
Municipal Securities	79,636	-	79,636	-
Other Securities	641	-	641	-
Total	$198,342	$-	$198,342	$-

December 31, 2015
Available for Sale:
U.S. Government Agency Securities	$13,667	$-	$13,667	$-
Corporate Securities	11,072	-	11,072	-
Mortgage-Backed Securities	119,070	-	119,070	-
Municipal Securities	66,441	-	66,441	-
Other Securities	607	-	607	-
Total	$210,857	$-	$210,857	$-

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Assets:
Impaired Loans	$12,865	$-	$12,865	$-
Repossessed Assets	1,196	-	1,196	-
Total	$14,061	$-	$14,061	$-

December 31, 2015
Assets:
Impaired Loans	$14,224	$-	$14,224	$-
Repossessed Assets	2,033	-	2,033	-
Total	$16,257	$-	$16,257	$-

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2016 and 2015 are as follows:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Financial Assets:
Cash and Short-Term Investments	$44,729	$44,729	$44,729	$-	$-
Securities	198,342	198,342	-	198,342	-
Mortgage Loans Held for Sale	180	180	-	180	-
Loans - Net	802,789	796,400	-	-	796,400
Cash Value of BOLI	22,567	22,567	-	22,567	-
Other Equity Securities	6,120	6,120	-	-	6,120
Total	$1,074,727	$1,068,338	$44,729	$221,089	$802,520

Financial Liabilities:
Deposits	$932,795	$912,702	$-	$-	$912,702
Borrowings	53,646	53,706	-	53,706	-

Total	$986,441	$966,408	$-	$53,706	$912,702

December 31, 2015
Financial Assets:
Cash and Short-Term Investments	$43,407	$43,407	$43,407	$-	$-
Securities	210,857	210,857	-	210,857	-
Loans - Net	765,148	761,241	-	-	761,241
Cash Value of BOLI	22,339	22,339	-	22,339	-
Other Equity Securities	5,350	5,350	-	-	5,350
Total	$1,047,101	$1,043,194	$43,407	$233,196	$766,591

Financial Liabilities:
Deposits	$904,236	$897,771	$-	$-	$897,771
Borrowings	54,579	54,561	-	54,561	-
Total	$958,815	$952,332	$-	$54,561	$897,771

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

Note 26 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Dollars in thousands)

	2016	2015
Assets:
Cash	$54	$359
Investment in Subsidiaries	116,031	113,265
Other Assets	2,354	1,906
Total Assets	$118,439	$115,530

Liabilities:
Short Term Borrowings	$862	$3,000
Accrued Interest Payable	6	21
Long Term Borrowings	3,000	-
Other Liabilities	1,012	60
Total Liabilities	4,880	3,081

Stockholders' Equity:
Common Stock	6,917	7,036
Additional Paid-in Capital	85,133	85,913
Retained Earnings	21,509	19,500
Total Stockholders' Equity	113,559	112,449
Total Liabilities and Stockholders' Equity	$118,439	$115,530

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	2016	2015	2014
Income:
Interest	$-	$1	$4
Expenses:
Other Operating Expenses	1,464	1,437	1,095

Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	(1,464)	(1,436)	(1,091)

Income Tax Expense (Benefit)	(498)	(474)	(371)

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(966)	(962)	(720)

Equity in Undistributed Net Income of Subsidiaries	6,077	5,058	4,753

Net Income	$5,111	$4,096	$4,033

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and our principal financial officer to provide reasonable assurance regarding the reliability of the financial reporting and preparation of our financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016. Our independent registered public accountants have issued an audit report on our internal control over financial reporting which appears elsewhere in this Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name (Age)	Title/Position with Business First	Position Since	Title/Position with Business First Bank	Position Since
Lloyd Benny Alford (71)	Director	May 2012	Director	February 2006
John Graves (75)	Director	May 2012	Director	July 2006
Robert S. Greer Jr. (69)	Director, Chairman	May 2012	Director, Chairman	April 2010
David L. Laxton III (67)	Director	June 2015	Director	June 2015
Rolfe Hood McCollister Jr. (61)	Director	August 2005	Director	August 2005
Andrew D. McLindon (56)	Director	May 2012	Director	April 2006
David R. (“Jude”) Melville III (42)	Director, President and Chief Executive Officer	March 2011(1)	Director, President and Chief Executive Officer	March 2011(1)
Patrick E. Mockler (48)	Director	May 2012	Director	March 2006
David A. Montgomery, Jr. (56)	Director	May 2012	Director	December 2007
Arthur Price (51)	Director	May 2012	Director	December 2008
Fayez K. Shamieh (71)	Director	May 2012	Director	January 2010
C. Stewart Slack (61)	Director	May 2012	Director	December 2007
Kenneth Smith (54)	Director	May 2012	Director	December 2011
Thomas Everett Stewart Jr. (62)	Director	August 2005	Director	August 2005
Steve White (57)	Director	May 2012	Director	April 2010
Robert Yarborough (63)	Director	May 2012	Director	August 2006
Donald A. Hingle, II (56)	None	N/A	Executive Vice President, Chief Credit Executive	January 2017(2)
Philip Jordan (44)	None	N/A	Executive Vice President, Chief Commercial Officer	January 2017(3)
Keith Mansfield (40)	None	N/A	Executive Vice President, Chief Operations Officer	January 2017(4)
Alicia Robertson (48)	None	N/A	Executive Vice President, Chief Retail Officer	January 2017(5)
Gregory Robertson (45)	Chief Financial Officer and Treasurer	January 2017(6)	Executive Vice President, Chief Financial Officer	January 2017(6)

(1)

Mr. Melville has been with the bank since its inception in February 2006, previously serving as its Chief Administrative Officer. He was promoted to the position of Chief Executive Officer in March 2011.

(2)	Mr. Hingle has been with the bank since July 2009, previously serving as its Southeastern Region Chief Executive Officer.
(3)	Mr. Jordan has been with the bank since August 2008, previously serving as its Western Region Chief Executive Officer.
(4)	Mr. Mansfield has been with the bank since April 2016, previously serving as its Chief Information Officer.
(5)	Ms. Robertson has been with the bank since September 2011, previously serving as its Senior Vice President – Director of Deposit Services, Business Development and Treasury.
(6)	Mr. Robertson has been with the bank since August 2011, previously serving as its Chief Banking Officer.

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

Lloyd Benny Alford.  Benny Alford serves as a director for Business First and Business First Bank. Mr. Alford owns and operates Benny’s Car Wash & Oil Change, headquartered in Baton Rouge, Louisiana. He was first employed by the car wash in 1964, and took over the operation from his father in 1970. He has since expanded services to include convenience stores, five oil changes, and seven car washes with more expansion planned for the future. Mr. Alford is past president of the International Car Wash Association and is in the Car Washing Hall of Fame. Mr. Alford brings to our board of directors valuable knowledge and experience relating to the ownership and management of small businesses.

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

Robert S. Greer, Jr.  Mr. Greer serves as Chairman of the board of Business First and Business First Bank. Mr. Greer previously served as President of multiple insurance companies during his career. He retired in 2013 from his position as President and Chief Executive Officer of LEMIC Insurance Company, a workers’ compensation insurer in Baton Rouge, Louisiana. Prior to his retirement, Mr. Greer served as the President and Chief Executive Officer of LEMIC Insurance Company since 2001. Mr. Greer holds a bachelor’s degree in insurance from Louisiana State University. Mr. Greer also previously served as a director of Starmount Life Insurance and as a director of Woman’s Hospital. Mr. Greer benefits our board of directors through his extensive business knowledge and experience in the insurance industry as well as with valuable insight gained through his service on other boards of directors. His commitment to our success is also demonstrated by his service as its Chairman of the board.

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

Rolfe Hood McCollister, Jr. Rolfe McCollister, Jr. serves as a director for Business First and Business First Bank. Mr. McCollister is the founder of Louisiana Business, Inc., which publishes Greater Baton Rouge Business Report (started in 1982), 225 magazine, inRegister magazine, Daily Report online news, Louisiana NEXT, Welcome magazine, 10/12 Industry Report and other specialty publications. Louisiana Business, Inc. also produces the Baton Rouge Business Awards and Hall of Fame, Influential Women in Business, the Louisiana Business Symposium, Forty Under 40 and several other annual events. Mr. McCollister is a graduate of Louisiana State University and currently serves as a board member of the LSU System Board of Supervisors. His business management experience, previous service on the board of directors of three banks, and many community contacts enable him to make valuable contributions to our board of directors.

Andrew D. McLindon.  Andrew McLindon serves as a director for Business First and Business First Bank. Mr. McLindon has served since 1989 as President and Chief Executive Officer of Mainspring Companies, LLC, a management firm that oversees operations for the following companies: MBD Construction, a commercial construction firm; MBD Maintenance, a commercial building maintenance company; MBD Automation, an automated equipment installation provider; Genlease, a provider of emergency power solutions; McLindon Development, a real estate development company; 4 Real Estate Services, a property management company; and Modus, LLD, a national facility services company.  Mr. McLindon earned a bachelor’s degree in construction management from Louisiana State University. Mr. McLindon brings executive decision-making, leadership and risk assessment skills to our board of directors as a result of his experience in the construction industry. His experience in real estate development and construction also benefit our board of directors.

David R. Melville III.  David R. “Jude” Melville, III serves as a director, president, and Chief Executive Officer of Business First and Business First Bank. He has served in these capacities since 2011 and has held various management roles since the Bank’s chartering in 2006. Prior to becoming a community banker, Mr. Melville served as a captain in the U. S. Air Force. He earned a bachelor’s degree in social studies from Harvard College and a Master’s of Science in Management from the London School of Economics. Mr. Melville is also a 2007 graduate of the Graduate School of Banking at Louisiana State University. He serves on the executive board of the Louisiana Association of Business and Industry and as a member of Louisiana's Committee of 100, a board member of the Louisiana Bankers Association and a member of the Federal Reserve Sixth District's Depository Institutions Advisory Council, among other affiliations.

Patrick E. Mockler.  Patrick Mockler serves as a director for Business First and Business First Bank. Mr. Mockler has served as President of Mockler Beverage Company, ALP since 2007, and has been a partner of Mockler Beverage Company, ALP since 1995. Mr. Mockler holds a bachelor’s degree in international trade and finance from Louisiana State University. He has also served as a partner of New Orleans Eagle Investments, LLC since 2009. Mr. Mockler is an active participant in his community, having served in various capacities on over a dozen non-profit boards. Currently Mr. Mockler serves on the Louisiana Workers Compensation Corporation board and as the Treasurer and Secretary of the Baton Rouge Area Sports Foundation board. Mr. Mockler brings valuable business management skills and key relationships to our board of directors.

David A. Montgomery, Jr.  David Montgomery serves as a director for Business First and Business First Bank. Mr. Montgomery has served as Vice President of Montgomery Agency, Inc., an independent insurance agency, since 1990. Mr. Montgomery is a Certified Public Accountant and he is currently a councilman at large with Bossier City, Louisiana. He also served for 14 years as the Chairman of the Budget Committee for the Bossier City Council. Since 1996, Mr. Montgomery has served on the Finance Committee for North Louisiana Volunteers of America. Mr. Montgomery holds a bachelor’s degree in accounting from Louisiana State University. Mr. Montgomery brings extensive knowledge of the insurance and accounting industries to our board of directors. He also provides valuable knowledge and insight derived from his service for civic and governmental organizations.

Arthur Price.  Arthur Price serves as a director for Business First and Business First Bank. Mr. Price has served as Vice President, Finance / CFO for Badger Oil Corporation for over twenty years. Badger Oil and its affiliates participate in the exploration, drilling and production of crude oil and natural gas, with primary operations in the Louisiana Gulf Coast region and the Outer Continental Shelf of the Gulf of Mexico. Prior to joining Badger Oil, Mr. Price worked as an oil and gas accountant with a specialized firm located in Lafayette, Louisiana. As a senior member of the oil and gas community, Mr. Price is an active board member of the Louisiana Oil and Gas Association and the Louisiana Association of Business and Industry. Mr. Price is also a former member of the board of The Lafayette Petroleum Club, having served as Treasurer and President. Mr. Price received a Bachelor of Science degree in Business Administration from the University of Southwestern Louisiana (now The University of Louisiana, Lafayette) in 1989 and is a Certified Public Accountant.

Fayez K. Shamieh, M.D.  Dr. Fayez Shamieh serves as a director for Business First and Business First Bank. Dr. Shamieh is a physician specializing in neurology. In 1979, Dr. Shamieh founded Neuro Associates in Lake Charles, Louisiana, and has been a senior member at the clinic since that time. Dr. Shamieh earned a degree in medicine from Ain Shams University in Cairo, Egypt. He completed his Neurology Residency and a fellowship in Neurophysiology at Baylor College of Medicine in Houston, Texas. Dr. Shamieh has been a member of a nonprofit organization called Physicians for Peace, headquartered in Norfolk, Virginia, where for the past 23 years the volunteer members from all over the United States provide and enhance the up to date advances and the teaching to the medical communities of the needy countries all over the world.  In addition to treating the most difficult and complicated cases, these volunteers carry with them donated equipment and huge amounts of medicine.  Dr. Shamieh concentrated and led the medical missions to the Palestinian West Bank and the area of the Holy Land at least once or twice a year. He currently serves as a counselor for Southern Medical Associates and has previously served on the board of directors for the Louisiana State Medical Society. Dr. Shamieh brings entrepreneurial and business building skills and experience to our board of directors, having successfully managed his own medical clinic for over thirty years. He also has valuable connections within the business and medical communities we serve.

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

Kenneth Smith, PE, PLS.  Kenneth Smith serves as a director for Business First and Business First Bank. Mr. Smith, a Professional Engineer and Land Surveyor, is President and Chief Executive Officer of T. Baker Smith, LLC, a professional services firm that provides planning, environmental, surveying, engineering, and construction management services. Mr. Smith has been with T. Baker Smith, LLC since 1980. He also serves as Managing Partner for the following companies: TBS Mexico, TBS Holding, LLC, a real-estate holding company; Four C’s of Houma, LLC, a personal investment company; and Mega Beast Commercial Realty, a commercial real estate company. Mr. Smith served as the President for the Houma Terrebonne Chamber of Commerce, South Central Industrial Association, South Louisiana Economic Council, and the Louisiana Pipeliners Association, and he currently serves as a member of the Louisiana Oil & Gas Association and Louisiana Association of Business & Industry. Mr. Smith earned a degree in civil engineering from Louisiana Tech University. He brings extensive business skills and experience to our board of directors, having successfully managed his own business for many years. Mr. Smith is also an active leader in his community and serves on the boards of many civic organizations. His many professional and community contacts benefit our board of directors.

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

Robert Yarborough. Mr. Yarborough serves as a director for Business First and Business First Bank. Mr. Yarborough is the Chief Executive Officer and co-owner of Manda Fine Meats, a meat processing company headquartered in Baton Rouge, Louisiana. Mr. Yarborough has been with Manda Fine Meats since 1976.  He earned a bachelor’s degree in marketing from Southeastern Louisiana University. Mr. Yarborough has served as a director for a number of non-profits and business associations, and currently serves as a board member of the LSU System Board of Supervisors. Mr. Yarborough brings leadership, business knowledge and valuable community contacts to our board of directors through his long experience in managing a business and through his service on various other boards.

Donald A. Hingle, II.  Mr. Hingle has been with Business First Bank since July 2009 and currently serves as the Executive Vice President, Chief Credit Executive. Prior to January 2017, Mr. Hingle served as the Executive Vice President of the Southeastern Region, which includes the Houma, Covington and New Orleans markets. Prior to his promotion to Executive Vice President in February of 2014, Mr. Hingle served as the Regional President of Business First Bank’s Bayou Region (Houma Market). Mr. Hingle manages all aspects of the credit function of the Bank including credit analysis, credit reporting, loan documentation and loan services, asset based lending and the appraisal department. He has 35 years of banking experience. Mr. Hingle has a Bachelor’s Degree in Finance and a Master’s of Business Administration from the University of New Orleans.

Philip Jordan. Mr. Jordan has been with Business First Bank since August 2008 and currently serves as the Chief Commercial Officer, leading the unified commercial banking team that includes each of the Bank’s markets as well as the not for profit finance division. Prior to January 2017, Mr. Jordan was the Western Region Chief Executive Officer which included the southwest, northwest and Lafayette areas of Louisiana. Prior to his promotion to Executive Vice President in July 2015, Mr. Jordan served as Regional President of Business First Bank’s Northwest Louisiana division. Mr. Jordan holds a Finance degree from Louisiana Tech University.

Keith Mansfield   With nearly 20 years of banking experience Mr. Mansfield serves as Executive Vice President and Chief Operations Officer for Business First Bank. In his role as Chief Operations Officer, Mr. Mansfield is responsible for all aspects of the Bank's operations, which include information technology, electronic banking, deposit operations, branch and treasury operations, business intelligence, marketing, facilities, security, and vendor management. Mr. Mansfield served most recently as the Bank's Chief Information Officer. Before joining Business First Bank, Mr. Mansfield served as the Chief Technology Officer for a regional financial institution in the Southeast. He was responsible for directing the planning and implementation of enterprise IT systems in support of business operations and was responsible for managing the Information Technology Group.  In addition, he had responsibility for business continuity, information security, and trust operations. Mr. Mansfield began his career in 1998 as a Management Trainee and has served in many roles including manager of the Electronic Banking, Internet Banking, and Wire Transfer departments. Mr. Mansfield received a Bachelor of Business Administration in Accounting from the University of Tennessee at Martin, graduating with high honors and being named the Outstanding Student in Accounting and Administrative Services.

Alicia Robertson. With more than 30 years of banking experience Ms. Robertson serves as Executive Vice President and Chief Retail Officer for Business First Bank. In her role as Chief Retail Officer, Ms. Robertson is responsible for retail network production, wealth solutions, private banking and treasury management. During her tenure with Business First Bank, Ms. Robertson also managed electronic banking, deposit operations, branch and treasury operations. Prior to Business First Bank, Ms. Robertson served as a private banker and treasury management sales officer with a focus on commercial banking.

Gregory Robertson. Mr. Robertson has served as the Executive Vice President and Chief Financial Officer of Business First Bank since January 2017 and has been with Business First since 2011. He previously served as our Chief Banking Officer. He has been in the banking business since 1996. Mr. Robertson worked at City Savings Bank and Trust Co. from 1996 to 2011, where he served in many capacities, including branch manager, commercial lender, program manager for City Savings Financial Services, and Senior Vice President. As Chief Financial Officer for Business First Bank, he leads the finance and risk areas of the Bank including accounting, treasury and investments, credit, special assets, Bank Secrecy Act, compliance, internal audit, enterprise risk management, risk analytics, and project management. Mr. Robertson graduated from Northwestern State University in 1993 with a Bachelor of Science degree.

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

Audit Committee

Our board of directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of independent auditors and our internal audit function, and risk assessment and risk management. Our board of directors has determined that each of the members of the Audit Committee satisfies the independence and other composition requirements of the SEC. Members of our audit committee include:

●	Patrick E. Mockler
●	David A. Montgomery, Jr.
●	Thomas Everett Stewart, Jr.
●	Steve White
●	Robert Yarborough

Our board of directors has determined that David A. Montgomery, Jr. qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act, and has the requisite accounting or related financial expertise required by applicable SEC rules.

Item 11. Executive Compensation.

Business First’s named executive officers for 2016, which consist of its principal executive officer and the two other most highly compensated executive officers, are:

•	David R. (“Jude”) Melville III, Business First’s and Business First Bank’s President and Chief Executive Officer;
•	Gregory Robertson, Business First’s Chief Financial Officer and Treasurer and Business First Bank’s Executive Vice President and Chief Financial Officer; and
•	Philip Jordan, Business First Bank’s Executive Vice President and Chief Commercial Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2016 and 2015. The compensation shown on the table below is paid to such employees by Business First Bank.

Name and Principal Position	Year ($)	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Comp.(1) ($)	Total ($)
David R. (“Jude”) Melville III	2016	$350,000	—	$210,000	$44,034	$604,034
President and Chief Executive Officer	2015	$343,708	—	$210,000	$42,665	$596,373

Steven Champney(4)	2016	$663,997	—	$—	$42,924	$706,921
Executive Vice President and Chief Financial Officer	2015	$251,759	—	$63,250	$49,940	$364,949

Robert Bond(4)	2016	$392,215	—	$—	$39,545	$431,760
Executive Vice President, Capital Region Chief Executive Officer	2015	$246,667	—	$65,000	$47,039	$358,706

Gregory Robertson
Executive Vice President and Chief Financial Officer	2016	$241,667	—	$80,000	$36,295	$357,962

Philip Jordan
Executive Vice President and Chief Commercial Officer	2016	$202,333	—	$67,500	$34,134	$303,967

1.    All Other Compensation for the named executive officers includes the total of the benefits and perquisites in the table below.

2.    Paid in 2017 for service in 2016.

3.    Paid in 2016 for service in 2015.

4.    No longer employed by Business First Bank as of December 31, 2016. Salary amount includes severance benefits of $400,000 to Mr. Champney and $181,799 to Mr. Bond.

Named Executive Officer	Year ($)	Car Allowance	Health & Welfare Plan Premiums	Club Dues	Total
	2016	$10,728	$20,233	$13,073	$44,034
David R. (“Jude”) Melville III	2015	$10,728	$19,937	$12,000	$42,665

	2016	$8,046	$20,254	$14,624	$42,924
Steven Champney	2015	$10,728	$19,937	$19,275	$49,940

	2016	$8,940	$16,737	$13,868	$39,545
Robert Bond	2015	$10,728	$17,036	$19,275	$47,039

Gregory Robertson	2016	$10,728	$20,233	$5,334	$36,295

Philip Jordan	2016	$9,000	$19,304	$5,830	$34,134

Outstanding equity awards at 2016 fiscal year-end

The following table provides information regarding outstanding equity awards held by each of our named executive officers on December 31, 2016.

	Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David R. (“Jude”) Melville III	05/17/2011	100,000	—	100,000(1)	$15.00	05/17/2021
	12/22/2006	—	92,400	92,400(2)	$10.00	01/15/2020

Gregory Robertson	07/31/2014	10,000	5,000	15,000(3)	$17.11	07/31/2024
	09/26/2011	10,000	—	10,000(3)	$15.00	09/26/2021

Philip Jordan	07/31/2014	5,000	2,500	7,500(3)	$17.11	07/31/2024
	11/29/2012	10,000	—	10,000(3)	$15.00	11/29/2022
	10/20/2008	12,500	2,500	15,000(4)	$12.00	10/20/2018

Steven Champney	09/01/2008	45,000	5,000	50,000(5)	$12.00	09/01/2018

Robert Bond	05/17/2011	40,000	—	40,000(1)	$15.00	01/10/2017(6)
	07/19/2010	13,500	9,000	22,500(4)	$15.00	01/10/2017(6)
	06/15/2009	5,250	2,250	7,500(4)	$15.00	01/10/2017(6)

(1)   Options vest over a period of 4 years following the date of grant.

(2)   Options vested over a period of ten years following the date of grant. Options were extended December 20, 2016 to expire on January 15, 2020. Amendment retains $10 exercise price but restricts the situations in which the options may be exercised to occur upon the earlier of (i) immediately prior to the January 15, 2020 expiration date, (ii) a change in control of Business First or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from Business First and the Bank.

(3)   Options vest over a period of 3 years following the date of grant.

(4)   Options vest over a period of 10 years following the date of grant.

(5)   Options vest over a period of 9 years following the date of grant, and converted to nonstatutory stock options at termination of employment.

(6)   Options expired 90 days after termination of employment.

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

Mr. Champney’s employment agreement, as amended, provides for severance equal to that of other senior executive officers, other than the Chief Executive Officer and/or one other designee of Business First Bank. Mr. Champney was no longer employed by the Bank as of September 30, 2016.

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

Equity Incentive Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2016, we had 998,480 outstanding and unexercised stock options, of which 892,548 were vested, that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercise or forfeited. At December 31, 2016, the weighted average exercise price of the stock options issued under our 2006 Stock Option Plan was $12.82.

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

Our board of directors has the discretion to fix the period during which any option (including Incentive Stock Options and Non-Qualified Options) may be exercised, provided that no options may be exercised more than 10 years after the date of grant. However, expiring options may be amended and extended at the discretion of our board of directors. Each option may be exercised upon such terms and conditions as our board of directors determines. In making any determination as to whom options shall be granted, and as to the number of shares to be covered by such options, our board of directors considers the duties of the respective officers, directors and employees, their present and potential contributions to our success, profitability and growth, and such other factors as the board deems relevant in connection with accomplishing the purposes of the Stock Option Plan.

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

Director Compensation

Each of our directors who is not also an executive officer of Business First Bank receives compensation for attending various board of directors and committee meetings. Our directors who are not executive officers of Business First Bank or Chairman of the board receive $500.00 for their attendance at each board meeting. Our directors who are not executive officers also receive a monthly retainer. Our Chairman of the board receives a monthly retainer of $11,333.34 and a monthly auto allowance of $894.00. Each director receives a monthly retainer of $416.67, and each Committee Chairperson receives an additional monthly retainer of $333.33, except if the Chairman of the board is a Committee Chairperson, no additional monthly retainer is paid. If any committee meets on a non-board meeting day, each member, including the Chairperson, receives $250.00 for each meeting attended on a non-board meeting day.

The following table sets forth compensation paid, earned or awarded during 2016 to each of our directors and the directors of Business First Bank, other than directors who are also named executive officers, whose compensation is described in the ”Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Lloyd Benny Alford	$15,500	—	$15,500
John Graves	$16,250	—	$16,250
Robert S. Greer Jr.	$153,728	—	$153,728
David L. Laxton III	$14,083	—	$14,083
Rolfe Hood McCollister Jr.	$11,667	—	$11,667
Andrew D. McLindon	$15,500	—	$15,500
Patrick E. Mockler	$10,500	—	$10,500
David A. Montgomery, Jr.	$14,500	—	$14,500
Arthur Price	$15,500	—	$15,500
Fayez K. Shamieh	$10,500	—	$10,500
C. Stewart Slack	$19,750	—	$19,750
Kenneth Smith	$15,500	—	$15,500
Thomas Everett Stewart Jr.	$10,000	—	$10,000
Steve White	$10,500	—	$10,500
Robert Yarborough	$14,500	—	$14,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 10, 2017, by (1) our directors and executive officers, (2) each person who is known by us to own beneficially 5% or more of the our common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise indicated below, the address for each of the listed beneficial owners is 500 Laurel Street, Suite 101, Baton Rouge, Louisiana 70801.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)
Directors and Executive Officers
Lloyd Benny Alford	30,000		*
John Graves	29,000		*
Robert S. Greer, Jr.	3,500		*
David L. Laxton, III	20,328		*
Rolfe Hood McCollister Jr.	82,500	(2)	1.2%
Andrew D. McLindon	20,000		*
David R. Melville, III	193,000	(3)	2.8%
Patrick E. Mockler	3,633		*
David A. Montgomery, Jr.	5,000		*
Arthur Price	10,000	(4)	*
Fayez K. Shamieh	23,218		*
C. Stewart Slack	10,000		*
Kenneth Smith	37,000		*
Thomas Everett Stewart Jr.	127,500	(5)	1.8%
Robert Yarborough	30,000		*
Steven Champney	45,000	(6)	*
Donald A. Hingle, II	25,000	(7)	*
Philip Jordan	27,500	(8)	*
Keith Mansfield	10,000	(9)	*
Alicia Robertson	10,000	(10)	*
Gregory Robertson	20,000	(11)	*
Directors and Executive Officers as a group (21 persons)	762,179		10.5%	(12)

* Indicates ownership which does not exceed 1.0% .
(1) The percentage beneficially owned was calculated based on 6,914,179 shares of our common stock issued and outstanding as of March 10, 2017 (rounded to the nearest tenth of a percent).
(2) Includes (i) 53,750 shares held directly by Mr. McCollister, (ii) 5,000 shares held by Mr. McCollister’s spouse, and (iii) warrants to purchase 23,750 shares of common stock.
(3) Includes (i) 600 shares held directly by Mr. Melville, and (ii) vested options to purchase 192,400 shares of common stock.
(4) Includes 10,000 shares held by PEMP Investments, LLC, a company controlled by Mr. Price.
(5) Includes (i) 103,750 shares held jointly by Mr. Stewart and his spouse, and (ii) warrants to purchase 23,750 shares of common stock.
(6) Includes vested options to purchase 45,000 shares of common stock.
(7) Includes vested options to purchase 25,000 shares of common stock.
(8) Includes vested options to purchase 27,500 shares of common stock.
(9) Includes vested options to purchase 10,000 shares of common stock.
(10) Includes vested options to purchase 10,000 shares of common stock.
(11) Includes vested options to purchase 20,000 shares of common stock.
(12) Calculation of percentage ownership is based upon 7,291,579 shares of our common stock outstanding, which assumes the exercise of all options and warrants held by the above-listed individuals.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described in the “Executive Compensation” section above, the following is a description of each transaction since January 1, 2016, and each proposed transaction in which:

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

Item 14. Principal Accounting Fees and Services.

Fees to Hannis T. Bourgeois, LLP

The following table presents fees for professional services rendered by Hannis T. Bourgeois, LLP for 2016 and 2015:

	2016	2015
Audit fees	$166,150	$154,551
Audit-related fees	10,800	9,526
Tax fees	10,550	21,100
All other fees	15,900	—
Total	$203,400	$185,177

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

2.1

Agreement and Plan of Reorganization, dated as of July 23, 2014, by and among, Business First Bancshares, Inc., American Gateway Financial Corporation and B1B Interim Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

2.2

First Amendment, dated November 10, 2014, to the Agreement and Plan of Reorganization, dated as of July 23, 2014, by and among, Business First Bancshares, Inc., American Gateway Financial Corporation and B1B Interim Corporation (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

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

10.4

Memorandum Amendment to Executive Employment Agreement between Business First Bank and Steven Champney, dated March 5, 2010 (incorporated by reference to Exhibit 10.4 included in the Company's Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016 (File No. 333-200112)).

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

10.10

Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016 (incorporated by reference to Exhibit 10.10 included in the Company's Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016 (File No. 333-200112)).

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

BUSINESS FIRST BANCSHARES, INC.

March 20, 2017	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2017.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 20, 2017
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 20, 2017
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Lloyd Benny Alford	Director	March 20, 2017
Lloyd Benny Alford

By:	/s/ John Graves	Director	March 20, 2017
John Graves

By:	/s/ Robert S. Greer Jr.	Chairman of the Board and Director	March 20, 2017
Robert S. Greer Jr.

By	/s/ David L. Laxton, III	Director	March 20, 2017
David L. Laxton, III

Signature		Title	Date

By	/s/ Rolfe Hood McCollister Jr.	Director	March 20, 2017
Rolfe Hood McCollister Jr.

By:	/s/ Andrew D. McLindon	Director	March 20, 2017
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 20, 2017
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 20, 2017
David A. Montgomery, Jr.

By:	/s/ Arthur Price	Director	March 20, 2017
Arthur Price

By:	/s/ Fayez K. Shamieh	Director	March 20, 2017
Fayez K. Shamieh

By:	/s/ C. Stewart Slack	Director	March 20, 2017
C. Stewart Slack

By:	/s/ Kenneth Smith	Director	March 20, 2017
Kenneth Smith

By:	/s/ Thomas Everett Stewart Jr.	Director	March 20, 2017
Thomas Everett Stewart Jr.

By:	/s/ Steve White	Director	March 20, 2017
Steve White

By:	/s/ Robert Yarborough	Director	March 20, 2017
Robert Yarborough