Form 10-Q
period 2017-05-05
Business First Bancshares, Inc.
filed 2017-05-12
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECUTITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-200112

BUSINESS FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	20-5340628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Laurel Street, Suite 101 Baton Rouge, Louisiana	70801
(Address of principal executive offices)	(Zip Code)

(225) 248-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the issuer has outstanding 6,932,570 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2017
	(Unaudited)	December 31, 2016
ASSETS
Cash and Due from Banks	$49,960	$42,173
Federal Funds Sold	8,685	2,556
Securities Available for Sale, at Fair Values	195,470	198,342
Mortgage Loans Held for Sale	-	180
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $8,183 at March 31, 2017 and $8,162 at
December 31, 2016	845,835	802,789
Premises and Equipment, Net	9,129	9,281
Accrued Interest Receivable	3,086	3,384
Other Equity Securities	6,070	6,120
Other Real Estate Owned	1,402	1,187
Cash Value of Life Insurance	22,717	22,567
Goodwill	6,824	6,824
Core Deposit Intangible	2,210	2,279
Other Assets	6,873	8,159

Total Assets	$1,158,261	$1,105,841

LIABILITIES

Deposits:
Noninterest Bearing	$246,446	$223,705
Interest Bearing	716,816	709,090

Total Deposits	963,262	932,795

Securities Sold Under Agreements to Repurchase	3,076	2,720
Short Term Borrowings	862	862
Long Term Borrowings	3,000	3,000
Federal Home Loan Bank Borrowings	66,537	47,064
Accrued Interest Payable	865	920
Other Liabilities	4,458	4,921

Total Liabilities	1,042,060	992,282

SHAREHOLDERS' EQUITY

Common Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 6,932,570 and 6,916,673 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016, respectively	6,933	6,917
Additional Paid-in Capital	84,996	85,133
Retained Earnings	25,478	23,839
Accumulated Other Comprehensive Loss	(1,206)	(2,330)

Total Shareholders' Equity	116,201	113,559

Total Liabilities and Shareholders' Equity	$1,158,261	$1,105,841

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2017	2016
Interest Income:
Interest and Fees on Loans	$11,141	$9,697
Interest and Dividends on Securities	947	974
Interest on Federal Funds Sold and Due From Banks	17	41
Total Interest Income	12,105	10,712

Interest Expense:
Interest on Deposits	1,348	1,107
Interest on Borrowings	197	174
Total Interest Expense	1,545	1,281

Net Interest Income	10,560	9,431

Provision for Loan Losses	355	670

Net Interest Income after Provision for Loan Losses	10,205	8,761

Other Income:
Service Charges on Deposit Accounts	512	494
Gain on Sales of Securities	-	175
Other Income	792	772
Total Other Income	1,304	1,441

Other Expenses:
Salaries and Employee Benefits	4,984	4,696
Occupancy and Equipment Expense	1,168	1,103
Other Expenses	2,614	2,602
Total Other Expenses	8,766	8,401

Income Before Income Taxes	2,743	1,801

Provision for Income Taxes	767	397

Net Income	$1,976	$1,404

Earnings Per Share:

Basic	$0.29	$0.20
Diluted	$0.27	$0.19

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2017	2016

Consolidated Net Income	$1,976	$1,404

Other Comprehensive Income:
Unrealized Gain on Investment Securities	1,703	1,370
Reclassification Adjustment for Gains included in Net Income	-	175
Income Tax Effect	(579)	(525)

Other Comprehensive Income	1,124	1,020

Consolidated Comprehensive Income	$3,100	$2,424

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449
Comprehensive Income:
Net Income	-	-	1,404	-	1,404
Other Comprehensive Income	-	-	-	1,020	1,020
Stock Based Compensation Cost	-	106	-	-	106
Exercise of Stock Warrants	1	14	-	-	15
Balances at March 31, 2016	$7,037	$86,033	$21,693	$231	$114,994

Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	1,976	-	1,976
Other Comprehensive Income	-	-	-	1,124	1,124
Cash Dividends Declared, $0.05 Per Share	-	-	(346)	-	(346)
Stock Based Compensation Cost	18	(97)	-	-	(79)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at March 31, 2017	$6,933	$84,996	$25,478	$(1,206)	$116,201

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Consolidated Net Income	$1,976	$1,404
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	355	670
Depreciation and Amortization	320	319
Amortization of Purchase Accounting Valuations	(1,422)	(568)
Noncash Compensation Expense	(79)	106
Net Amortization of Securities	482	459
Gain on Sales of Securities	-	(175)
(Gain) Loss on Sale of Other Real Estate Owned Net of Writedowns	(3)	26
Increase in Cash Value of Life Insurance	(150)	(353)
Provision for Deferred Income Taxes	531	106
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	298	113
Decrease in Other Assets	176	267
Increase (Decrease) in Accrued Interest Payable	(55)	43
Increase (Decrease) in Other Liabilities	(463)	90
Net Cash Provided by Operating Activities	1,966	2,507

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(3,396)	(11,992)
Proceeds from Maturities / Sales of Securities Available for Sale	2,175	12,035
Proceeds from Paydowns of Securities Available for Sale	5,314	5,155
Purchases of Other Equity Securities	(4)	(60)
Redemption of Other Equity Securities	54	2
Life Insurance Proceeds	-	560
Net Increase in Loans	(42,128)	(17,598)
Purchases of Premises and Equipment	(168)	(261)
Proceeds from Sales of Other Real Estate	3	33
Improvements to Other Real Estate	-	(102)
Net Increase in Federal Funds Sold	(6,129)	(32,025)
Net Cash Used in Investing Activities	(44,279)	(44,253)

(CONTINUED)

	For The Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities:
Net Increase in Deposits	30,467	74,072
Net Increase in Securities Sold Under Agreements to Repurchase	356	430
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	19,656	(333)
Repurchase of Common Stock	(33)	-
Proceeds from Exercise of Stock Warrants	-	15
Payment of Dividends on Common Stock	(346)	-
Net Cash Provided by Financing Activities	50,100	74,184

Net Increase in Cash and Cash Equivalents	7,787	32,438

Cash and Cash Equivalents at Beginning of Period	42,173	40,911

Cash and Cash Equivalents at End of Period	$49,960	$73,349

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$1,409	$1,042

Interest on Borrowings	$191	$196

Income Tax Payments	$350	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$1,703	$1,545

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(579)	$(525)

Transfer of Loans to Other Real Estate	$215	$365

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Business First Bank (the “Bank”), and its wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates in sixteen full service banking centers, one loan production office, and one wealth solutions office in eight markets across Louisiana. As a state bank, it is subject to regulation by the state Office of Financial Institutions and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial results for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities and, therefore, are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2017. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (“AGFC”), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC merged with the Company. Prior to the merger, AGFC was a full service bank with ten branches located in the Baton Rouge metro region. Shareholders of AGFC received merger consideration of $10.00 in cash and 11.88 shares of the Company’s common stock in exchange for each share of AGFC common stock, representing an aggregate purchase price of $47.9 million. Including the effect of purchase accounting adjustments, assets acquired from AGFC totaled $371.5 million, which included loans of $143.2 million, securities available for sale of $108.4 million, and cash of $98.5 million. The Company also recorded a core deposit intangible asset of $2.8 million and goodwill of $6.8 million relating to the acquisition. The Company assumed liabilities totaling $330.5 million, which included $283.3 million in deposits, $41.2 million in Federal Home Loan Bank (“FHLB”) advances, and $4.3 million in securities sold under agreements to repurchase.

Note 4 – Earnings per Common Share –

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock warrants and stock options.

	For The Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$1,976	$1,404

Denominator:
Weighted Average Common Shares Outstanding	6,914,716	7,037,001
Dilutive Effect of Stock Options and Warrants	271,901	288,357
Weighted Average Dilutive Common Shares	7,186,617	7,325,358

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.29	$0.20

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.27	$0.19

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$8,388	$44	$18	$8,414
Corporate Securities	13,141	79	35	13,185
Mortgage-Backed Securities	96,372	22	1,540	94,854
Municipal Securities	78,576	351	573	78,354
Other Securities	821	-	158	663
Total Securities Available for Sale	$197,298	$496	$2,324	$195,470

	December 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,580	$36	$50	$7,566
Corporate Securities	11,148	31	52	11,127
Mortgage-Backed Securities	101,766	20	2,414	99,372
Municipal Securities	80,559	210	1,133	79,636
Other Securities	820	-	179	641
Total Securities Available for Sale	$201,873	$297	$3,828	$198,342

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$3,022	$18	$-	$-	$3,022	$18
Corporate Securities	2,035	4	4,502	31	6,537	35
Mortgage-Backed Securities	80,064	1,247	11,434	293	91,498	1,540
Municipal Securities	38,574	568	748	5	39,322	573
Other Securities	-	-	663	158	663	158

Total Securities Available for Sale	$123,695	$1,837	$17,347	$487	$141,042	$2,324

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,535	$50	$-	$-	$4,535	$50
Corporate Securities	2,010	31	4,515	21	6,525	52
Mortgage-Backed Securities	86,091	1,974	9,885	440	95,976	2,414
Municipal Securities	54,533	1,128	207	5	54,740	1,133
Other Securities	-	-	641	179	641	179

Total Securities Available for Sale	$147,169	$3,183	$15,248	$645	$162,417	$3,828

Management evaluates securities for other than temporary impairment when economic and market conditions warrant such evaluations. Consideration is given to the extent and length of time the fair value has been below cost, the reasons for the decline in value, and the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before the recovery of its amortized cost. The Company has developed a process to identify securities that could potentially have a credit impairment that is other than temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. When the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$6,896	$6,916
One to Five Years	49,423	49,479
Over Five to Ten Years	65,038	64,457
Over Ten Years	75,941	74,618
Total Securities Available for Sale	$197,298	$195,470

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate loans:
Construction and land	$105,142	$94,426
Farmland	10,695	9,217
1-4 family residential	129,726	129,052
Multi-family residential	23,795	22,737
Nonfarm nonresidential	311,064	298,057
Commercial	227,310	213,120
Consumer	46,286	44,342
Total loans held for investment	854,018	810,951

Less:
Allowance for loan losses	(8,183)	(8,162)
Net loans	$845,835	$802,789

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2017 and December 31, 2016.

Net deferred loan origination fees were $1.0 million and $761,000 at March 31, 2017 and December 31, 2016, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2017 and December 31, 2016, overdrafts of $154,000 and $232,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $63.1 million and $55.5 million at March 31, 2017 and December 31, 2016, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired loans are those associated with our acquisition of AGFC. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.

Total loans held for investment at March 31, 2017 includes $60.2 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2017 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $1.5 million and acquired performing loans not accounted for under ASC 310-30 totaling $60.9 million with a related purchase discount of $2.2 million.

Total loans held for investment at December 31, 2016 includes $65.3 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2016 were acquired impaired loans with a net carrying amount of $1.8 million and acquired performing loans totaling $65.9 million with a related purchase discount of $2.4 million.

The following tables set forth, as of March 31, 2017 and December 31, 2016, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2017
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$933	$75	$1,228	$172	$2,314	$3,039	$401	$8,162
Charge-offs	(2)	-	(20)	-	(318)	(8)	(30)	(378)
Recoveries	-	-	11	-	1	27	5	44
Provision	146	13	207	11	411	(440)	7	355
Ending Balance	$1,077	$88	$1,426	$183	$2,408	$2,618	$383	$8,183

Ending Balance:
Individually evaluated for impairment	$22	$-	$424	$-	$88	$347	$-	$881

Collectively evaluated for impairment	$1,055	$88	$968	$183	$2,320	$2,271	$383	$7,268

Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34

Loans receivable:
Ending Balance	$105,142	$10,695	$129,726	$23,795	$311,064	$227,310	$46,286	$854,018

Ending Balance:
Individually evaluated for impairment	$137	$-	$3,043	$-	$3,201	$6,054	$160	$12,595

Collectively evaluated for impairment	$104,842	$10,695	$126,468	$23,795	$306,706	$221,256	$46,126	$839,888

Purchased Credit Impaired (1)	$163	$-	$215	$-	$1,157	$-	$-	$1,535

(1) Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and December 31, 2016, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$102,950	$795	$1,159	$238	$105,142
Farmland	10,695	-	-	-	10,695
1-4 family residential	120,338	5,136	1,741	2,511	129,726
Multi-family residential	23,752	-	43	-	23,795
Nonfarm nonresidential	295,144	10,599	1,703	3,618	311,064
Commercial	202,238	16,056	3,050	5,966	227,310
Consumer	45,544	333	249	160	46,286
Total	$800,661	$32,919	$7,945	$12,493	$854,018

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	-	-	-	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	-	52	-	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2017 and December 31, 2016. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2017
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$372	$490	$194	$1,056	$104,086	$105,142	$-
Farmland	-	-	-	-	10,695	10,695	-
1-4 family residential	560	476	703	1,739	127,987	129,726	-
Multi-family residential	-	-	-	-	23,795	23,795	-
Nonfarm nonresidential	1,156	76	2,736	3,968	307,096	311,064	-
Commercial	2,475	-	2,353	4,828	222,482	227,310	53
Consumer	9	-	149	158	46,128	46,286	-
Total	$4,572	$1,042	$6,135	$11,749	$842,269	$854,018	$53

	December 31, 2016
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$465	$-	$106	$571	$93,855	$94,426	$-
Farmland	-	-	-	-	9,217	9,217	-
1-4 family residential	989	579	963	2,531	126,521	129,052	117
Multi-family residential	-	-	-	-	22,737	22,737	-
Nonfarm nonresidential	1,370	173	532	2,075	295,982	298,057	-
Commercial	45	372	262	679	212,441	213,120	51
Consumer	66	-	149	215	44,127	44,342	-
Total	$2,935	$1,124	$2,012	$6,071	$804,880	$810,951	$168

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2017 and December 31, 2016. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $42,000 and $77,000 for the three months ending March 31, 2017 and 2016, respectively.

	March 31, 2017
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$89	$89	$22	$30
Farmland	-	-	-	-
1-4 family residential	1,003	1,073	424	624
Multi-family residential	-	-	-	-
Nonfarm nonresidential	376	384	88	366
Other Loans:
Commercial	462	477	347	472
Consumer	-	-	-	20
Total	$1,930	$2,023	$881	$1,512

With no allowance recorded:
Real Estate Loans:
Construction and land	$48	$58	$-	$109
Farmland	-	-	-	-
1-4 family residential	2,040	2,441	-	2,661
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,825	2,849	-	1,410
Other Loans:
Commercial	5,592	6,798	-	6,327
Consumer	160	191	-	161
Total	$10,665	$12,337	$-	$10,668

Total Impaired Loans:
Real Estate Loans:
Construction and land	$137	$147	$22	$139
Farmland	-	-	-	-
1-4 family residential	3,043	3,514	424	3,285
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,201	3,233	88	1,776
Other Loans:
Commercial	6,054	7,275	347	6,799
Consumer	160	191	-	181
Total	$12,595	$14,360	$881	$12,180

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to account for certain loans acquired in the AGFC merger as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The expected cash flows approximated fair value as of the date of merger and, as a result, no accretable yield was recognized at acquisition for the AGFC purchased impaired credits.

The following table presents the changes in the carrying amount of the purchased impaired credits accounted for under ASC 310-30 for the periods presented.

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2015	$3,634
Payments received, net of discounts realized	(1,181)
Charge-offs	(352)
Transfer to other real estate	(325)
Carrying amount - December 31, 2016	1,776
Payments received, net of discounts realized	(84)
Purchased impaired credit participation interest sales proceeds, net of discount realized	145
Charge-offs	(302)
Carrying amount - March 31, 2017	$1,535

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2017 and December 31, 2016, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of March 31, 2017 and December 31, 2016. The Bank had no troubled debt restructurings that had subsequently defaulted during the three months ended March 31, 2017 and year ended December 31, 2016.

Modifications as of March 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$600
Other Loans:
Commercial	4	5,845	4,402
Total	7	$6,715	$5,002

Modifications as of December 31, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$608
Other Loans:
Commercial	6	6,880	5,323
Total	9	$7,750	$5,931

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2017 and December 31, 2016. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,414	$-	$8,414	$-
Corporate Securities	13,185	-	13,185	-
Mortgage-Backed Securities	94,854	-	94,854	-
Municipal Securities	78,354	-	78,354	-
Other Securities	663	-	663	-
Total	$195,470	$-	$195,470	$-

December 31, 2016
Available for Sale:
U.S. Government Agency Securities	$7,566	$-	$7,566	$-
Corporate Securities	11,127	-	11,127	-
Mortgage-Backed Securities	99,372	-	99,372	-
Municipal Securities	79,636	-	79,636	-
Other Securities	641	-	641	-
Total	$198,342	$-	$198,342	$-

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis.

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2017
Assets:
Impaired Loans	$13,215	$-	$13,215	$-
Repossessed Assets	1,411	-	1,411	-
Total	$14,626	$-	$14,626	$-

December 31, 2016
Assets:
Impaired Loans	$12,865	$-	$12,865	$-
Repossessed Assets	1,196	-	1,196	-
Total	$14,061	$-	$14,061	$-

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

Cash Value of Bank-Owned Life Insurance (“BOLI”) – The carrying amount approximates its fair value.

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2017
Financial Assets:
Cash and Short-Term Investments	$58,645	$58,645	$58,645	$-	$-
Securities	195,470	195,470	-	195,470	-
Loans - Net	845,835	839,566	-	-	839,566
Cash Value of BOLI	22,717	22,717	-	22,717	-
Other Equity Securities	6,070	6,070	-	-	6,070
Total	$1,128,737	$1,122,468	$58,645	$218,187	$845,636

Financial Liabilities:
Deposits	$963,262	$962,344	$-	$-	$962,344
Borrowings	73,475	73,311	-	73,311	-
Total	$1,036,737	$1,035,655	$-	$73,311	$962,344

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2016
Financial Assets:
Cash and Short-Term Investments	$44,729	$44,729	$44,729	$-	$-
Securities	198,342	198,342	-	198,342	-
Mortgage Loans Held for Sale	180	180	-	180	-
Loans - Net	802,789	796,400	-	-	796,400
Cash Value of BOLI	22,567	22,567	-	22,567	-
Other Equity Securities	6,120	6,120	-	-	6,120
Total	$1,074,727	$1,068,338	$44,729	$221,089	$802,520

Financial Liabilities:
Deposits	$932,795	$912,702	$-	$-	$912,702
Borrowings	53,646	53,706	-	53,706	-
Total	$986,441	$966,408	$-	$53,706	$912,702

Note 8 – Recently Issued Accounting Pronouncements –

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this ASU require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, this ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments also allow an accounting policy election to account for forfeitures as they occur. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company elected an accounting policy to account for forfeitures as they occur upon adoption of this ASU. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this ASU. It is too early to assess the impact this guidance will have on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end ending in 2020 for public business entities. Early adoption is permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

NOTE: When we refer in this Form 10-Q to “we,” “our,” “us,” the “Company” and “Business First,” we are referring to Business First Bancshares, Inc. and its subsidiaries, unless the context indicates otherwise.

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (this “Report”) and other periodic reports filed by the Company, and other written or oral statements made by us or on our behalf, are “forward-looking statements,” as defined by (and subject to the “safe harbor” protections under) the federal securities laws. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions, and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

●

changes in the strength of the United States (“U.S.”) economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	the ability to sustain and continue our organic loan and deposit growth, and manage that growth effectively;

●

market declines in industries to which we have exposure, such as the continuing low crude oil prices that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the oil and gas industry;

●	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	increased competition for deposits and loans adversely affecting rates and terms;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

●	deteriorating asset quality and higher loan charge-offs, and the time and effort required to resolve problem assets;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

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

●	other risks and uncertainties listed from time to time in our reports and documents filed with the U.S. Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2016 to March 31, 2017, and its results of operations for the three months ended March 31, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana. We consider our primary market to include the State of Louisiana. We currently operate out of eighteen offices, including sixteen full-service banking centers, one loan production office, and one wealth solutions office in eight markets across Louisiana. As of March 31, 2017, we had total assets of $1.2 billion, total loans of $854.0 million, total deposits of $963.3 million, and total shareholders’ equity of $116.2 million.

While we continue to prioritize organic growth, we also seek to capitalize upon other opportunities as they arise. After the close of business on March 31, 2015, we merged with American Gateway Financial Corporation (“AGFC”), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us and ten former American Gateway Bank branches were added to our branch network. Total assets acquired were $371.5 million, which included loans of $143.2 million, securities available for sale of $108.4 million, and deposits of $283.3 million. Shareholders of AGFC received merger consideration of $10.00 in cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock.

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

Changes in the market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Louisiana.

Financial Highlights

The financial highlights for the quarter ended March 31, 2017 include:

•	Total assets of $1.2 billion, a $52.4 million or 4.7% increase from December 31, 2016.

•	Total loans of $854.0 million, a $42.9 million or 5.3% increase from December 31, 2016.

•	Total deposits of $963.3 million, a $30.5 million or 3.3% increase from December 31, 2016.

•	Net income for the three months ended March 31, 2017 of $2.0 million, a $572,000 or 40.7% increase from the quarter ended March 31, 2016.

•	Net interest income of $10.6 million for the three months ended March 31, 2017, a year-over-year increase of $1.1 million or 12.0%, from the three month period ended March 31, 2016.

•	An allowance for loan and lease losses of 0.96% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 1.47% as of March 31, 2017.

•	Return on average assets of 0.70% over the first three months of 2017.

•	Return on average equity of 6.91% over the first three months of 2017.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.62%, 10.34%, 10.34% and 11.12%, respectively as of March 31, 2017.

•	Book value per share of $16.76 as of March 31, 2017, an increase of 2.1% from $16.42 at December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and capital using a monthly average.

For the three months ended March 31, 2017, net interest income totaled $10.6 million, and net interest margin and net interest spread were 4.04% and 3.84%, respectively. For the three months ended March 31, 2016, net interest income totaled $9.4 million, and net interest margin and net interest spread were 3.69% and 3.53%, respectively. The positive change in net interest margin and net interest spread was primarily due to the sale of a 49% participation interest in one of our impaired credits acquired from AGFC which resulted in the recognition of the related $1.1 million purchase discount that is included in interest income for the three months ended March 31, 2017. Excluding this single transaction for the three months ended March 31, 2017, net interest margin and net interest spread were 3.60% and 3.40%, respectively, with an average yield on our loan portfolio of 4.80% and an average yield on total interest-earning assets of 4.19%. In addition, we experienced an overall increase in cost of funds of thirteen basis points. While we experienced significant growth in average loan balances, the market yields on new originations were below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2017 and 2016, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$833,831	$11,141	5.34%	$780,265	$9,697	4.97%
Securities available for sale	201,986	947	1.88%	215,290	974	1.81%
Interest-bearing deposits in other banks	9,344	17	0.73%	27,901	41	0.59%
Total interest-earning assets	1,045,161	12,105	4.63%	1,023,456	10,712	4.19%
Allowance for loan losses	(8,201)			(7,332)
Noninterest-earning assets	99,180			85,611
Total assets	$1,136,140	$12,105		$1,101,735	$10,712

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$711,129	$1,348	0.76%	$713,074	$1,107	0.62%
Advances from Federal Home Loan Bank (“FHLB”)	63,601	156	0.98%	58,759	147	1.00%
Other borrowings	7,095	41	2.31%	6,320	27	1.71%
Total interest-bearing liabilities	781,825	1,545	0.79%	778,153	1,281	0.66%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	233,382			204,612
Other liabilities	6,533			5,123
Total noninterest-bearing liabilities	239,915			209,735
Shareholders’ equity	114,400			113,847
Total liabilities and shareholders’ equity	$1,136,140			$1,101,735
Net interest rate spread(1)			3.84%			3.53%
Net interest income		$10,560			$9,431
Net interest margin(2)			4.04%			3.69%

________________

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$716	$728	$1,444
Securities available for sale	(62)	35	(27)
Interest-earning deposits in other banks	(34)	10	(24)
Total increase in interest income	$620	$773	$1,393

Interest-bearing liabilities:
Interest-bearing deposits	$(4)	$245	$241
Advances from FHLB	12	(3)	9
Other borrowings	5	9	14
Total increase in interest expense	13	251	264
Increase in net interest income	$607	$522	$1,129

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $355,000 for the three months ended March 31, 2017 and $670,000 for the same period in 2016. The higher provision during the first quarter 2016 was to increase our general reserves related to our exposure to the energy sector which were not required during the first quarter 2017.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$512	$494	$18
Debit card fee income	163	153	10
Automated Teller Machine (“ATM”) fees	50	45	5
Gain on sales of other real estate owned	3	32	(29)
Bank-owned life insurance income	150	353	(203)
Gain on sales of investment securities	—	175	(175)
Brokerage commissions	206	71	135
Correspondent bank income	66	6	60
Other	154	112	42
Total noninterest income	$1,304	$1,441	$(137)

Noninterest income for the three months ended March 31, 2017 decreased $137,000 or 9.5% to $1.3 million compared to noninterest income of $1.4 million for the same period in 2016. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $512,000 for the three months ended March 31, 2017, an increase of $18,000 over the same period in 2016. The increase for the three months ended March 31, 2017, over the same period in 2016, was primarily due to continued deposit penetration in our market area and the resulting increase in fee income.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $163,000 and $153,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $10,000 or 6.5%. The increase was primarily due to the continued growth of our deposit base.

ATM fees. We earn fee income as a result of noncustomer activity at our ATMs, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $50,000 and $45,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $5,000 or 11.1%.

Bank-owned life insurance (“BOLI”) income. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI was $150,000 for the three months ended March 31, 2017 as compared to $353,000 for the same time period in 2016, a decrease of $203,000. The decrease for the three months ended March 31, 2017, over the same period in 2016, was primarily due to receipt of a death benefit related to a former AGFC employee during the first quarter of 2016.

Gain on sale of investment securities. We had no sales of investment securities for the three months ended March 31, 2017 and $175,000 in gains on the sale of investment securities for the same period in 2016.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $206,000 and $71,000 for the three months ended March 31, 2017 and 2016, respectively. The increase of $135,000 or 190.1% for the three months ended March 31, 2017, over the prior year period, was primarily due to recruiting a 4-person advisory team and completing the conversion of their book of business from the prior broker-dealer to Business First.

Correspondent bank income. During the first half of 2016 we renegotiated certain of our correspondent banking relationships. We received earnings credit income of $66,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income, participation fee income and rental income. Other income increased $42,000 or 37.5% for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to mortgage-related income increasing $14,000, credit card income increasing $13,000 and rental income increasing $16,000.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$4,984	$4,696	$288
Non-staff expenses:
Occupancy of bank premises	621	614	7
Depreciation and amortization	390	388	2
Data processing	379	375	4
FDIC assessment fees	177	164	13
Legal and other professional fees	284	365	(81)
Advertising and promotions	330	284	46
Utilities and communications	233	279	(46)
Ad valorem shares tax	165	180	(15)
Directors’ fees	161	89	72
Other real estate owned expenses and write-downs	23	91	(68)
Other	1,019	876	143
Total noninterest expense	$8,766	$8,401	$365

Noninterest expense for the three months ended March 31, 2017 increased $365,000 or 4.3% to $8.8 million compared to noninterest expense of $8.4 million for the same period in 2016. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.0 million for the three months ended March 31, 2017, an increase of $288,000 or 6.1% compared to the same period in 2016. The increase was primarily due to additional hires for new positions, our merit increase cycle, and higher commissions paid as a result of the increase in our brokerage services activity. As of March 31, 2017, we had 210 full-time equivalent employees compared to 200 as of March 31, 2016. Salaries and employee benefits included stock-based compensation income of $154,000 and expense of $106,000 for the three months ended March 31, 2017 and 2016, respectively. We had net stock-based compensation income for the three months ended March 31, 2017 due to the forfeiture of vested stock options for certain employees.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $284,000 and $365,000 for the three months ended March 31, 2017 and 2016, respectively. Legal and other professional fees were $81,000 or 22.2% lower during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the fees incurred in 2016 in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

Directors’ fees. Directors’ fees were $161,000 and $89,000 for the three months ended March 31, 2017 and 2016, respectively. The increase for the three months ended March 31, 2017 of $72,000, or 80.9%, was primarily due to the March 31, 2017 issuance an aggregate of 4,410 shares of our common stock valued at $75,000 to our non-employee directors as non-cash compensation for their board service to Business First.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned totaled $23,000 and $91,000 for the three months ended March 31, 2017 and 2016, respectively. There was minimal new activity in 2017. The decline of $68,000 in the current year period compared to the prior year period was primarily due to a $59,000 write-down incurred in the first quarter of 2016 on a property which was subsequently sold in the second quarter 2016. No additional write-downs have been required on our other real estate owned.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $143,000 for the three months ended March 31, 2017 compared to the same period in 2016. The increase in other expenses for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to collections expense increasing $65,000 and software support and maintenance increasing $52,000.

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

For the three months ended March 31, 2017, income tax expense totaled $767,000, an increase of $370,000 or 93.2% compared to $397,000 for the same period in 2016, primarily due to a higher level of taxable income. Our effective tax rates for the three months ended March 31, 2017 and 2016 was 28.0% and 22.0%, respectively. Our effective tax rate for both periods was affected primarily by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our assets increased $52.4 million or 4.7% from December 31, 2016 to March 31, 2017, primarily due to loan growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small to medium-sized businesses located in Louisiana. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of March 31, 2017, total loans were $854.0 million, an increase of $42.9 million compared to $811.1 million as of December 31, 2016. The increase was primarily due to our continued loan penetration in our primary market area. Of these amounts, $180,000 in loans were classified as loans held for sale as of December 31, 2016. No loans were classified as held for sale as of March 31, 2017.

Total loans as a percentage of deposits were 88.7% and 87.0% as of March 31, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 73.7% and 73.3% as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2017		As of December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$227,310	26.6%	$213,120	26.3%
Real estate:
Construction and land	105,142	12.3%	94,426	11.6%
Farmland	10,695	1.3%	9,217	1.1%
1-4 family residential	129,726	15.2%	129,052	15.9%
Multi-family residential	23,795	2.8%	22,737	2.8%
Nonfarm nonresidential	311,064	36.4%	298,057	36.8%
Consumer	46,286	5.4%	44,342	5.5%
Total loans held for investment	$854,018	100%	$810,951	100%

Commercial loans. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are made based primarily on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

Commercial loans increased $14.2 million or 6.7% to $227.3 million as of March 31, 2017 from $213.1 million as of December 31, 2016, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $10.7 million or 11.3% to $105.1 million as of March 31, 2017 from $94.4 million as of December 31, 2016, primarily due to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $674,000 or 0.5% to $129.7 million as of March 31, 2017 from $129.1 million as of December 31, 2016, primarily due to both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans increased $13.0 million or 4.4% to $311.1 million as of March 31, 2017 from $298.1 million as of December 31, 2016, primarily due to the continued penetration into our market area by our bankers who attracted new clients and leveraged existing relationships to finance growth and expansion opportunities.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$79,180	$111,260	$36,870	$227,310
Real estate:
Construction and land	50,314	43,741	11,087	105,142
Farmland	1,036	7,194	2,465	10,695
1-4 family residential	17,120	48,694	63,912	129,726
Multi-family residential	13,148	5,533	5,114	23,795
Nonfarm nonresidential	27,651	124,584	158,829	311,064
Consumer	12,356	27,045	6,885	46,286
Total loans held for investment	$200,805	$368,051	$285,162	$854,018
Amounts with fixed rates	$78,069	$270,979	$189,420	$538,468
Amounts with floating rates	$122,736	$97,072	$95,742	$315,550

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$76,596	$98,037	$38,487	$213,120
Real estate:
Construction and land	45,403	39,346	9,677	94,426
Farmland	779	5,973	2,465	9,217
1-4 family residential	14,509	51,557	62,986	129,052
Multi-family residential	12,335	5,268	5,134	22,737
Nonfarm nonresidential	30,371	120,082	147,604	298,057
Consumer	14,560	23,437	6,345	44,342
Total loans held for investment	$194,553	$343,700	$272,698	$810,951
Amounts with fixed rates	$81,929	$252,718	$176,540	$511,187
Amounts with floating rates	$112,624	$90,982	$96,158	$299,764

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $13.9 million and $8.5 million in nonperforming assets as of March 31, 2017 and December 31, 2016, respectively. We had $12.5 million in nonperforming loans as of March 31, 2017 compared to $7.3 million as of December 31, 2016. The increase in nonperforming assets and nonperforming loans from December 31, 2016 to March 31, 2017 is primarily due to two relationships placed on nonaccrual status during the period ended March 31, 2017, one of which is in the energy sector and the other is in the gaming industry.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of March 31, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans	$12,493	$7,126
Accruing loans 90 or more days past due	53	168
Total nonperforming loans	12,546	7,294
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,362	1,187
Residential real estate	40	—
Total other real estate owned	1,402	1,187
Total nonperforming assets	$13,948	$8,481
Restructured loans-nonaccrual	$4,349	$816
Restructured loans-accruing	$653	$5,115
Ratio of nonperforming loans to total loans held for investment	1.47%	0.90%
Ratio of nonperforming assets to total assets	1.20%	0.77%

	As of March 31, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$238	$243
1-4 family residential	2,511	2,721
Multi-family residential	—	—
Nonfarm nonresidential	3,618	1,201
Commercial	5,966	2,763
Consumer	160	198
Total	$12,493	$7,126

Potential Problem Loans

From a credit risk standpoint, we classify loans in our portfolio in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$102,950	$795	$1,159	$238	$105,142
Farmland	10,695	—	—	—	10,695
1-4 family residential	120,338	5,136	1,741	2,511	129,726
Multi-family residential	23,752	—	43	—	23,795
Nonfarm nonresidential	295,144	10,599	1,703	3,618	311,064
Commercial	202,238	16,056	3,050	5,966	227,310
Consumer	45,544	333	249	160	46,286
Total	$800,661	$32,919	$7,945	$12,493	$854,018

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	—	—	—	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	—	52	—	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional information, see Note 6.

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

As of March 31, 2017, the allowance for loan losses totaled $8.2 million or 0.96% of total loans held for investment. As of December 31, 2016, the allowance for loan losses totaled $8.2 million or 1.01% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2017 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2016 (Dollars in thousands)
Average loans outstanding(1)	$833,831	$795,625
Gross loans held for investment outstanding at end of period(1)	$854,018	$810,951
Allowance for loan losses at beginning of period	8,162	7,244
Provision for loan losses	355	1,220
Charge-offs:
Real estate:
Construction, land and farmland	2	484
Residential	20	162
Nonfarm non-residential	318	473
Commercial	8	667
Consumer	30	3
Total charge-offs	378	1,789
Recoveries:
Real estate:
Construction, land and farmland	—	10
Residential	11	140
Nonfarm non-residential	1	1,258
Commercial	27	33
Consumer	5	46
Total recoveries	44	1,487
Net charge-offs	334	302
Allowance for loan losses at end of period	$8,183	$8,162
Ratio of allowance to end of period loans held for investment	0.96%	1.01%
Ratio of net charge-offs to average loans	0.04%	0.04%

________________

(1)	Excluding loans held for sale.

Although we believe that we have established our allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”) and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

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

	As of March 31, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$1,077	13.2%	$933	11.4%
Farmland	88	1.1%	75	0.9%
1-4 family residential	1,426	17.4%	1,228	15.1%
Multi-family residential	183	2.2%	172	2.1%
Nonfarm nonresidential	2,408	29.4%	2,314	28.4%
Total real estate	5,182	63.3%	4,722	57.9%
Commercial	2,618	32.0%	3,039	37.2%
Consumer	383	4.7%	401	4.9%
Total allowance for loan losses	$8,183	100%	$8,162	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2017, the carrying amount of investment securities totaled $195.5 million, a decrease of $2.9 million or 1.4% compared to $198.3 million as of December 31, 2016. Securities represented 16.9%, and 17.9% of total assets as of March 31, 2017 and December 31, 2016, respectively.

Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity. The following tables summarize the amortized cost and estimated fair value of investment securities as of the dates shown:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$8,388	$44	$18	$8,414
Corporate bonds	13,141	79	35	13,185
Municipal securities	78,576	351	573	78,354
Mortgage-backed securities	96,372	22	1,540	94,854
Other securities	821	—	158	663
Total	$197,298	$496	$2,324	$195,470

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$7,580	$36	$50	$7,566
Corporate bonds	11,148	31	52	11,127
Municipal securities	80,559	210	1,133	79,636
Mortgage-backed securities	101,766	20	2,414	99,372
Other securities	820	—	179	641
Total	$201,873	$297	$3,828	$198,342

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2017, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$2,024	1.03%	$6,390	2.45%	$—	—%	$8,414	2.11%
Corporate bonds	—	—%	6,537	2.39%	6,648	3.53%	—	—%	13,185	2.96%
Municipal securities	6,904	1.51%	35,561	1.84%	17,624	2.20%	18,265	2.52%	78,354	2.05%
Mortgage-backed securities	12	0.50%	5,357	1.67%	33,795	1.48%	55,690	1.76%	94,854	1.66%
Other securities	—	—%	—	—%	—	—%	663	2.52%	663	2.52%
Total	$6,916	1.51%	$49,479	1.86%	$64,457	1.98%	$74,618	1.95%	$195,470	1.92%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,025	1.03%	$5,541	2.42%	$—	—%	$7,566	2.05%
Corporate bonds	—	—%	6,525	2.26%	4,602	1.99%	—	—%	11,127	2.15%
Municipal securities	7,348	1.78%	35,213	1.74%	19,806	2.26%	17,269	2.53%	79,636	2.04%
Mortgage-backed securities	1	2.24%	4,571	1.77%	30,550	1.33%	64,250	1.62%	99,372	1.54%
Other securities	—	—%	—	—%	—	—%	641	2.34%	641	2.34%
Total	$7,349	1.78%	$48,334	1.78%	$60,499	1.78%	$82,160	1.82%	$198,342	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.01 years with an estimated effective duration of 43.47 months as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2017 were $963.3 million, an increase of $30.5 million compared to $932.8 million as of December 31, 2016, primarily due to an increase in the offering rates on interest-bearing demand accounts and certificates of deposit, in order to attract and retain deposit customers and thereby continue deposit penetration in our primary market area.

Noninterest-bearing deposits as of March 31, 2017 were $246.4 million compared to $223.7 million as of December 31, 2016, an increase of $22.7 million or 10.2%.

Average deposits for the three months ended March 31, 2017 were $944.5 million, a decrease of $532,000 or 0.1% over the full year average for the year ended December 31, 2016 of $945.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.71% for the year ended December 31, 2016 to 0.76% for the three months ended March 31, 2017. The increase in average rates during the three months ended March 31, 2017 was primarily due to a strategic increase in deposit pricing in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.57% for the three months ended March 31, 2017 and 0.55% for the year ended December 31, 2016.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three months Ended March 31, 2017		For the Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$36,865	0.26%	$36,200	0.19%
Negotiable order of withdrawal (“NOW”) accounts	122,079	0.23%	109,763	0.24%
Limited access money market accounts and savings	219,164	0.41%	241,577	0.41%
Certificates and other time deposits > $250k	60,335	1.74%	55,678	1.33%
Certificates and other time deposits < $250k	272,686	1.12%	280,778	1.10%
Total interest-bearing deposits	711,129	0.76%	723,996	0.71%
Noninterest-bearing demand accounts	233,382	—%	221,047	—%
Total deposits	$944,511	0.57%	$945,043	0.55%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2017 and the year ended December 31, 2016 was 24.7% and 23.4%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
	(Dollars in thousands)
1 year or less	$54,689	$54,866
More than 1 year but less than 3 years	8,196	9,451
3 years or more but less than 5 years	10,293	9,029
5 years or more	—	—
Total	$73,178	$73,346

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2017 and December 31, 2016, total borrowing capacity of $319.1 million and $321.1 million, respectively, was available under this arrangement, and $66.5 million and $47.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.11% as of March 31, 2017 and 2.64% as of December 31, 2016. Our current FHLB advances mature within two years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
March 31, 2017
Amount outstanding at quarter-end	$66,537
Weighted average stated interest rate at quarter-end	2.11%
Maximum month-end balance during the quarter	$66,537
Average balance outstanding during the quarter	$63,601
Weighted average interest rate during the quarter	1.00%

December 31, 2016
Amount outstanding at year-end	$47,064
Weighted average stated interest rate at year-end	2.64%
Maximum month-end balance during the year	$80,973
Average balance outstanding during the year	$53,516
Weighted average interest rate during the year	1.05%

First Tennessee Bank National Association (“FTN”) advances. FTN allowed us to borrow on a revolving basis up to $3.0 million. This line of credit, established on September 3, 2015, was unsecured, but we agreed that we would not pledge any of the capital stock of our wholly-owned subsidiary, Business First Bank, to secure any other obligation. The line of credit was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. This line of credit was paid off on September 12, 2016.

The following table presents the FTN advances at the dates indicated.

FTN Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$—
Weighted average stated interest rate at year-end	—%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,098
Weighted average interest rate during the year	3.10%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $3.0 million at both March 31, 2017 and December 31, 2016. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.75% at both March 31, 2017 and December 31, 2016. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with FTN.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
March 31, 2017
Amount outstanding at quarter-end	$3,000
Weighted average stated interest rate at quarter-end	3.75%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$3,000
Weighted average interest rate during the quarter	3.75%

December 31, 2016
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$910
Weighted average interest rate during the year	3.54%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both March 31, 2017 and December 31, 2016. The line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 3.75% at both March 31, 2017 and December 31, 2016. This FNBB line matures on September 12, 2017 and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
March 31, 2017
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	3.75%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	3.75%

December 31, 2016
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$24
Weighted average interest rate during the year	3.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2017:

(Dollars in Thousands)
The Independent Banker’s Bank	$25,000
FTN	$17,000
FNBB	$30,000
Compass Bank	$22,500
ServisFirst Bank	$6,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
March 31, 2017
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$618
Weighted average interest rate during the quarter	1.68%

December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$2,385
Average balance outstanding during the year	$544
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2017 and December 31, 2016, we maintained six lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $109.5 million as of March 31, 2017 and December 31, 2016. There were no funds under these lines of credit outstanding as of March 31, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets totaled $1.1 billion for both the three months ended March 31, 2017 and the year ended December 31, 2016.

	For the Three Months Ended March 31, 2017	For the Years Ended December 31, 2016
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	20.5%	19.6%
Interest-bearing	62.6%	64.2%
Advances from FHLB	5.6%	4.7%
Other borrowings	0.6%	0.6%
Other liabilities	0.6%	0.6%
Shareholders’ equity	10.1%	10.3%
Total	100%	100%

Uses of Funds:
Loans	72.7%	69.9%
Securities available for sale	17.8%	18.7%
Interest-bearing deposits in other banks	0.8%	2.3%
Other noninterest-earning assets	8.7%	9.1%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	24.7%	23.4%
Average loans to average deposits	88.3%	84.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 6.9% for the three months ended March 31, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.01 years and an effective duration of 43.47 months as of March 31, 2017. As of December 31, 2016, our securities portfolio has a weighted average life of 4.76 years and an effective duration of 44.72 months.

As of March 31, 2017, we had outstanding $212.6 million in commitments to extend credit and $12.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $196.2 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2017, we had cash and cash equivalents of $50.0 million compared to $42.2 million as of December 31, 2016.

Capital Resources

Total shareholders’ equity increased to $116.2 million as of March 31, 2017, compared to $113.6 million as of December 31, 2016, an increase of $2.6 million or 2.3%. This increase was primarily the result of $2.0 million in net income.

On April 27, 2017, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2017 in the amount of $0.06 per share to the common shareholders of record as of May 15, 2017. The dividend is to be paid on May 31, 2017, or as soon as practicable thereafter.

The declaration and payment of dividends to our shareholders, as well as the amounts thereof, are subject to the discretion of the Board and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends from our subsidiary, Business First Bank. There can be no assurance that we will declare and pay any dividends to our shareholders.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2017 and December 31, 2016, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of March 31, 2017		As of December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$116,577	11.12%	$115,437	11.63%
Tier 1 capital (to risk weighted assets)	108,394	10.34%	107,275	10.81%
Common Equity Tier 1 capital (to risk weighted assets)	108,394	10.34%	107,275	10.81%
Tier 1 Leverage capital (to average assets)	108,394	9.62%	107,275	9.67%

Business First Bank
Total capital (to risk weighted assets)	$119,072	11.37%	$117,909	11.89%
Tier 1 capital (to risk weighted assets)	110,889	10.59%	109,747	11.07%
Common Equity Tier 1 capital (to risk weighted assets)	110,889	10.59%	109,747	11.07%
Tier 1 Leverage capital (to average assets)	110,889	9.85%	109,747	9.91%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2017 and December 31, 2016 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $66.5 million and $47.1 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.11% and 2.64%, respectively, and maturities ranging from 2017 through 2018. The advance under the FNBB long-term borrowing totaled $3.0 million at both March 31, 2017 and December 31, 2016. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 3.75% at both March 31, 2017 and December 31, 2016, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both March 31, 2017 and December 31, 2016. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 3.75% at both March 31, 2017 and December 31, 2016, and maturing in 2017.

	As of March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$1,674	$2,783	$1,837	$4,978	$11,272
Time deposits	260,646	52,932	21,668	264	335,510
Advances from FHLB	51,537	15,000	—	—	66,537
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	3,076	—	—	—	3,076
Standby and commercial letters of credit	9,440	2,528	18	—	11,986
Commitments to extend credit	107,831	77,682	3,089	23,988	212,590
Total	$435,366	$151,525	$27,212	$30,730	$644,833

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,591	$2,781	$1,776	$5,154	$11,302
Time deposits	239,062	77,963	20,937	250	338,212
Advances from FHLB	32,064	15,000	—	—	47,064
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,720	—	—	—	2,720
Standby and commercial letters of credit	9,439	3,081	18	—	12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$386,242	$171,708	$26,740	$27,209	$611,899

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

	As of March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$9,440	$2,528	$18	$—	$11,986
Commitments to extend credit	107,831	77,682	3,089	23,988	212,590
Total	$117,271	$80,210	$3,107	$23,988	$224,576

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,439	$3,081	$18	$—	$12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$109,643	$75,364	$3,427	$20,305	$208,739

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

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average lives of non-maturity deposit accounts are based on standard regulatory decay assumptions and are also incorporated into the model. Model assumptions are revised and updated as more accurate information becomes available. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2017			As of December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity		Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	1.70%	(6.37%	)	3.80%	(9.03%	)
+200	1.20%	(3.78%	)	3.60%	(5.27%	)
+100	1.00%	(1.83%	)	2.60%	(2.73%	)
Base	0.00%	0.00%		0.00%	0.00%
-100	(0.90% )	(1.34%	)	0.20%	0.16%

The results are primarily due to the behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as shareholders’ equity less goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

We believe this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing tangible book value.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$116,201	$114,994	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,210)	(2,486)	(2,279)
Total tangible common equity	$107,167	$105,684	$104,456
Common shares outstanding(1)	6,932,570	7,037,413	6,916,673
Book value per common share	$16.76	$16.34	$16.42
Tangible book value per common share	$15.46	$15.02	$15.10

________________

(1)

Excludes the dilutive effect, if any, of 1,011,105, 1,038,505, and 1,086,105 shares of common stock issuable upon exercise of outstanding stock options and warrants as of March 31, 2017, March 31, 2016, and December 31, 2016, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangible and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets.

We believe this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$116,201	$114,994	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,210)	(2,486)	(2,279)
Total tangible common equity	$107,167	$105,684	$104,456

Tangible Assets
Total assets	$1,158,261	$1,156,201	$1,105,841
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,210)	(2,486)	(2,279)
Total tangible assets	$1,149,227	$1,146,891	$1,096,738
Common Equity to Total Assets	10.0%	9.9%	10.3%
Tangible Common Equity to Tangible Assets	9.3%	9.2%	9.5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of our business. In the normal course of business, we are subject to various types of risk, including interest rate, credit, and liquidity risk. We control and monitor these risks with policies, procedures, and various levels of managerial and board oversight. Our objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. We use our asset liability management policy to control and manage interest rate risk. See Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensibility and Market Risk" for additional discussion of interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that the information we are required to disclose in reports that are filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, including to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, we refer you to Item 1A. "Risk Factors" of our Annual Report on Form 10-K for December 31, 2016 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On March 31, 2017, Business First issued an aggregate of 4,319 shares of common stock and 8,662 shares of restricted stock to certain executive officers and senior management employees of Business First Bank, pursuant to the terms of a restricted stock award agreement. The restricted stock will vest annually over a two-year period.

On March 31, 2107, Business First issued an aggregate of 4,410 shares of common stock to our non-employee directors as an inducement to their board service to Business First.

On March 31, 2017, Business First issued 1,000 shares of common stock to an employee as an inducement to his employment by Business First Bank.

None of the securities described above were registered under the Securities Act of 1933 (the “Securities Act”). These securities were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act for transactions not involving a public offering, and regulations promulgated thereunder. No proceeds were created by the grant of any securities described.

(b)	Not applicable.

(c)

On March 31, 2016, the Board approved a resolution authorizing management to repurchase a limited number of shares of our common stock prior to March 31, 2017. The authorization to repurchase shares through privately negotiated transactions in any calendar quarter is subject to a number of conditions and is limited to a number of shares having a maximum aggregate repurchase price equal to $1.0 million. Business First purchased 2,494 shares of our common stock under this delegated authority during the first quarter of 2017. On March 30, 2017, this delegated authority was renewed for an additional 12-month period to March 31, 2018.

Business First purchased equity securities during the three months ended March 31, 2017 as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: January 1 through January 31, 2017	2,494	$13.50	—	—
Month #2: February 1 through February 28, 2017	—	—	—	—
Month #3: March 1 through March 31, 2017	—	—	—	—

Item 3.       Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1

Amended and Restated Articles of Incorporation of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Business First's Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112))

3.2	Bylaws of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Business First's Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112))

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Business First's Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 12, 2017	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 12, 2017	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer