Form 10-Q
period 2017-06-30
Business First Bancshares, Inc.
filed 2017-08-09
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, the issuer has outstanding 6,932,570 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Cash and Due from Banks	$45,204	$42,173
Federal Funds Sold	7,090	2,556
Securities Available for Sale, at Fair Values	192,058	198,342
Mortgage Loans Held for Sale	167	180
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $9,177 at June 30, 2017 and $8,162 at December 31, 2016	865,329	802,789
Premises and Equipment, Net	9,132	9,281
Accrued Interest Receivable	3,574	3,384
Other Equity Securities	7,065	6,120
Other Real Estate Owned	1,227	1,187
Cash Value of Life Insurance	22,876	22,567
Goodwill	6,824	6,824
Core Deposit Intangible	2,141	2,279
Other Assets	6,399	8,159

Total Assets	$1,169,086	$1,105,841

LIABILITIES LIABILITIESLIABILITIESLIABILITIES

Deposits:
Noninterest Bearing	$243,745	$223,705
Interest Bearing	728,271	709,090

Total Deposits	972,016	932,795

Securities Sold Under Agreements to Repurchase	2,533	2,720
Short Term Borrowings	862	862
Long Term Borrowings	3,000	3,000
Federal Home Loan Bank Borrowings	66,007	47,064
Accrued Interest Payable	821	920
Other Liabilities	5,034	4,921

Total Liabilities	1,050,273	992,282

SHAREHOLDERS' EQUITY

Common Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 6,932,570 and 6,916,673 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016, respectively	6,933	6,917
Additional Paid-in Capital	85,066	85,133
Retained Earnings	27,115	23,839
Accumulated Other Comprehensive Loss	(301)	(2,330)

Total Shareholders' Equity	118,813	113,559

Total Liabilities and Shareholders' Equity	$1,169,086	$1,105,841

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Interest Income:
Interest and Fees on Loans	$12,398	$9,570	$23,539	$19,267
Interest and Dividends on Securities	972	929	1,919	1,903
Interest on Federal Funds Sold and Due From Banks	30	77	47	118
Total Interest Income	13,400	10,576	25,505	21,288

Interest Expense:
Interest on Deposits	1,501	1,317	2,849	2,424
Interest on Borrowings	209	158	406	332
Total Interest Expense	1,710	1,475	3,255	2,756

Net Interest Income	11,690	9,101	22,250	18,532

Provision for Loan Losses	1,305	150	1,660	820

Net Interest Income after Provision for Loan Losses	10,385	8,951	20,590	17,712

Other Income:
Service Charges on Deposit Accounts	525	489	1,037	983
Gain on Sales of Securities	-	56	-	231
Other Income	1,075	725	1,867	1,497
Total Other Income	1,600	1,270	2,904	2,711

Other Expenses:
Salaries and Employee Benefits	5,397	5,027	10,381	9,723
Occupancy and Equipment Expense	1,191	1,021	2,359	2,124
Other Expenses	2,526	3,102	5,140	5,704
Total Other Expenses	9,114	9,150	17,880	17,551

Income Before Income Taxes	2,871	1,071	5,614	2,872

Provision for Income Taxes	819	230	1,586	627

Net Income	$2,052	$841	$4,028	$2,245

Earnings Per Share:

Basic	$0.30	$0.12	$0.58	$0.32
Diluted	$0.28	$0.11	$0.56	$0.31

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Consolidated Net Income	$2,052	$841	$4,028	$2,245

Other Comprehensive Income:
Unrealized Gain on Investment Securities	1,372	831	3,075	2,201
Reclassification Adjustment for Gains included in Net Income	-	56	-	231
Income Tax Effect	(467)	(302)	(1,046)	(827)

Other Comprehensive Income	905	585	2,029	1,605

Consolidated Comprehensive Income	$2,957	$1,426	$6,057	$3,850

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449
Comprehensive Income:
Net Income	-	-	2,245	-	2,245
Other Comprehensive Income	-	-	-	1,605	1,605
Cash Dividends Declared, $0.05 Per Share	-	-	(352)	-	(352)
Stock Based Compensation Cost	-	156	-	-	156
Exercise of Stock Warrants	1	14	-	-	15
Balances at June 30, 2016	$7,037	$86,083	$22,182	$816	$116,118

Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	4,028	-	4,028
Other Comprehensive Income	-	-	-	2,029	2,029
Cash Dividends Declared, $0.11 Per Share	-	-	(761)	-	(761)
Stock Based Compensation Cost	18	(27)	-	-	(9)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at June 30, 2017	$6,933	$85,066	$27,115	$(301)	$118,813

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months
	Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Consolidated Net Income	$4,028	$2,245
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,660	820
Depreciation and Amortization	630	636
Amortization of Purchase Accounting Valuations	(3,378)	(936)
Noncash Compensation Expense	(9)	156
Net Amortization of Securities	917	928
Gain on Sales of Securities	-	(231)
Noncash (Income) Loss on Other Equity Securities	(208)	33
Gain on Sale of Premises and Equipment	-	(24)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(4)	(3)
Increase in Cash Value of Life Insurance	(309)	(490)
Provision for Deferred Income Taxes	833	62
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(190)	(122)
(Increase) Decrease in Other Assets	(128)	476
Increase (Decrease) in Accrued Interest Payable	(99)	160
Increase in Other Liabilities	113	731
Net Cash Provided by Operating Activities	3,856	4,441

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(4,596)	(35,881)
Proceeds from Maturities / Sales of Securities Available for Sale	2,859	29,836
Proceeds from Paydowns of Securities Available for Sale	10,179	11,109
Purchases of Other Equity Securities	(873)	(866)
Redemption of Other Equity Securities	136	2
Life Insurance Proceeds	-	560
Net Increase in Loans	(61,252)	(25,799)
Proceeds from Sale of Premises and Equipment	-	68
Purchases of Premises and Equipment	(306)	(665)
Proceeds from Sales of Other Real Estate	13	584
Improvements to Other Real Estate	-	(102)
Consideration Settlement to Former AGFC Shareholders	-	(3,448)
Net Increase in Federal Funds Sold	(4,534)	(25,792)
Net Cash Used in Investing Activities	(58,374)	(50,394)

(CONTINUED)

	For The Six Months
	Ended June 30,
	2017	2016
Cash Flows From Financing Activities:
Net Increase in Deposits	39,221	94,422
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(187)	106
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	19,309	(669)
Repurchase of Common Stock	(33)	-
Proceeds from Exercise of Stock Warrants	-	15
Payment of Dividends on Common Stock	(761)	(352)
Net Cash Provided by Financing Activities	57,549	93,522

Net Increase in Cash and Cash Equivalents	3,031	47,569

Cash and Cash Equivalents at Beginning of Period	42,173	40,911

Cash and Cash Equivalents at End of Period	$45,204	$88,480

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$2,951	$2,238

Interest on Borrowings	$403	$358

Income Tax Payments	$900	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$3,075	$2,432

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(1,046)	$(827)

Transfer of Loans to Other Real Estate	$215	$365

Transfer of Other Real Estate to Premises and Equipment	$175	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Business First Bank (the “Bank”), and its wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates out of nineteen offices, including sixteen full service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (“AGFC”), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC merged with the Company. Prior to the merger, AGFC was a full service bank with ten branches located in the Baton Rouge, Louisiana metro region. Shareholders of AGFC received merger consideration of $10.00 in cash and 11.88 shares of the Company’s common stock in exchange for each share of AGFC common stock, representing an aggregate purchase price of $47.9 million. Including the effect of purchase accounting adjustments, assets acquired from AGFC totaled $371.5 million, which included loans of $143.2 million, securities available for sale of $108.4 million, and cash of $98.5 million. The Company also recorded a core deposit intangible asset of $2.8 million and goodwill of $6.8 million relating to the acquisition. The Company assumed liabilities totaling $330.5 million, which included $283.3 million in deposits, $41.2 million in Federal Home Loan Bank (“FHLB”) advances, and $4.3 million in securities sold under agreements to repurchase.

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$2,052	$841	$4,028	$2,245

Denominator:
Weighted Average Common Shares Outstanding	6,932,570	7,037,413	6,923,692	7,037,207
Dilutive Effect of Stock Options and Warrants	271,902	311,308	271,902	311,308
Weighted Average Dilutive Common Shares	7,204,472	7,348,721	7,195,594	7,348,515

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.30	$0.12	$0.58	$0.32

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.28	$0.11	$0.56	$0.31

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$8,380	$57	$29	$8,408
Corporate Securities	13,134	71	15	13,190
Mortgage-Backed Securities	91,274	9	1,005	90,278
Municipal Securities	78,906	771	168	79,509
Other Securities	820	-	147	673
Total Securities Available for Sale	$192,514	$908	$1,364	$192,058

	December 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,580	$36	$50	$7,566
Corporate Securities	11,148	31	52	11,127
Mortgage-Backed Securities	101,766	20	2,414	99,372
Municipal Securities	80,559	210	1,133	79,636
Other Securities	820	-	179	641
Total Securities Available for Sale	$201,873	$297	$3,828	$198,342

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$3,005	$29	$-	$-	$3,005	$29
Corporate Securities	2,023	14	2,498	1	4,521	15
Mortgage-Backed Securities	72,199	789	10,899	216	83,098	1,005
Municipal Securities	20,544	155	1,385	13	21,929	168
Other Securities	-	-	673	147	673	147

Total Securities Available for Sale	$97,771	$987	$15,455	$377	$113,226	$1,364

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,535	$50	$-	$-	$4,535	$50
Corporate Securities	2,010	31	4,515	21	6,525	52
Mortgage-Backed Securities	86,091	1,974	9,885	440	95,976	2,414
Municipal Securities	54,533	1,128	207	5	54,740	1,133
Other Securities	-	-	641	179	641	179

Total Securities Available for Sale	$147,169	$3,183	$15,248	$645	$162,417	$3,828

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$8,417	$8,429
One to Five Years	47,225	47,515
Over Five to Ten Years	63,958	63,888
Over Ten Years	72,914	72,226
Total Securities Available for Sale	$192,514	$192,058

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate loans:
Construction and land	$112,199	$94,426
Farmland	10,524	9,217
1-4 family residential	139,398	129,052
Multi-family residential	23,039	22,737
Nonfarm nonresidential	304,278	298,057
Commercial	238,924	213,120
Consumer	46,144	44,342
Total loans held for investment	874,506	810,951

Less:
Allowance for loan losses	(9,177)	(8,162)
Net loans	$865,329	$802,789

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2017 and December 31, 2016.

Net deferred loan origination fees were $1.2 million and $761,000 at June 30, 2017 and December 31, 2016, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2017 and December 31, 2016, overdrafts of $155,000 and $232,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $64.3 million and $55.5 million at June 30, 2017 and December 31, 2016, respectively.

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations in markets across Louisiana and Texas. Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Total loans held for investment at June 30, 2017 includes $54.3 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at June 30, 2017 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $749,000 and acquired performing loans not accounted for under ASC 310-30 totaling $55.6 million with a related purchase discount of $2.0 million.

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

The following tables set forth, as of June 30, 2017 and December 31, 2016, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2017
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$933	$75	$1,228	$172	$2,314	$3,039	$401	$8,162
Charge-offs	(2)	-	(20)	-	(617)	(53)	(30)	(722)
Recoveries	1	-	14	-	1	30	31	77
Provision	255	13	320	13	745	326	(12)	1,660
Ending Balance	$1,187	$88	$1,542	$185	$2,443	$3,342	$390	$9,177

Ending Balance:
Individually evaluated for impairment	$22	$-	$416	$-	$112	$482	$-	$1,032

Collectively evaluated for impairment	$1,165	$88	$1,092	$185	$2,331	$2,860	$390	$8,111

Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34

Loans receivable:
Ending Balance	$112,199	$10,524	$139,398	$23,039	$304,278	$238,924	$46,144	$874,506

Ending Balance:
Individually evaluated for impairment	$133	$-	$2,916	$-	$3,049	$4,927	$235	$11,260

Collectively evaluated for impairment	$112,053	$10,524	$136,270	$23,039	$300,705	$233,997	$45,909	$862,497

Purchased Credit Impaired (1)	$13	$-	$212	$-	$524	$-	$-	$749

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017 and December 31, 2016, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$109,643	$2,001	$409	$146	$112,199
Farmland	10,524	-	-	-	10,524
1-4 family residential	129,819	5,270	1,916	2,393	139,398
Multi-family residential	22,997	-	42	-	23,039
Nonfarm nonresidential	288,548	10,561	1,765	3,404	304,278
Commercial	209,394	21,211	3,392	4,927	238,924
Consumer	45,213	673	23	235	46,144
Total	$816,138	$39,716	$7,547	$11,105	$874,506

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	-	-	-	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	-	52	-	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2017 and December 31, 2016. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2017
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$37	$4	$137	$178	$112,021	$112,199	$-
Farmland	-	-	-	-	10,524	10,524	-
1-4 family residential	781	151	1,031	1,963	137,435	139,398	-
Multi-family residential	-	-	-	-	23,039	23,039	-
Nonfarm nonresidential	241	3,260	330	3,831	300,447	304,278	-
Commercial	2,690	-	3,682	6,372	232,552	238,924	55
Consumer	6	-	224	230	45,914	46,144	-
Total	$3,755	$3,415	$5,404	$12,574	$861,932	$874,506	$55

	December 31, 2016
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$465	$-	$106	$571	$93,855	$94,426	$-
Farmland	-	-	-	-	9,217	9,217	-
1-4 family residential	989	579	963	2,531	126,521	129,052	117
Multi-family residential	-	-	-	-	22,737	22,737	-
Nonfarm nonresidential	1,370	173	532	2,075	295,982	298,057	-
Commercial	45	372	262	679	212,441	213,120	51
Consumer	66	-	149	215	44,127	44,342	-
Total	$2,935	$1,124	$2,012	$6,071	$804,880	$810,951	$168

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2017 and December 31, 2016. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $57,000 and $138,000 for the six months ending June 30, 2017 and 2016, respectively.

	June 30, 2017
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$89	$89	$22	$60
Farmland	-	-	-	-
1-4 family residential	989	1,069	415	808
Multi-family residential	-	-	-	-
Nonfarm nonresidential	693	708	112	422
Other Loans:
Commercial	596	617	483	487
Consumer	-	-	-	10
Total	$2,367	$2,483	$1,032	$1,787

With no allowance recorded:
Real Estate Loans:
Construction and land	$44	$54	$-	$77
Farmland	-	-	-	-
1-4 family residential	1,927	2,290	-	2,309
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,356	2,406	-	2,009
Other Loans:
Commercial	4,331	5,575	-	5,598
Consumer	235	266	-	124
Total	$8,893	$10,591	$-	$10,117

Total Impaired Loans:
Real Estate Loans:
Construction and land	$133	$143	$22	$137
Farmland	-	-	-	-
1-4 family residential	2,916	3,359	415	3,117
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,049	3,114	112	2,431
Other Loans:
Commercial	4,927	6,192	483	6,085
Consumer	235	266	-	134
Total	$11,260	$13,074	$1,032	$11,904

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2015	$3,634
Payments received, net of discounts realized	(1,181)
Charge-offs	(352)
Transfer to other real estate	(325)
Carrying amount - December 31, 2016	1,776
Payments received, net of discounts realized	(871)
Purchased impaired credit participation interest sales proceeds, net of discount realized	444
Charge-offs	(600)
Carrying amount - June 30, 2017	$749

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2017 and December 31, 2016, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of June 30, 2017 and December 31, 2016. The Bank had $3.3 million in troubled debt restructurings that had subsequently defaulted during the six months ended June 30, 2017 and none that had subsequently defaulted during the year ended December 31, 2016.

Modifications as of June 30, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$591
Other Loans:
Commercial	3	5,144	3,991
Total	6	$6,014	$4,582

Modifications as of December 31, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$608
Other Loans:
Commercial	6	6,880	5,323
Total	9	$7,750	$5,931

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2017
Available for Sale:
U.S. Government Agency Securities	$8,408	$-	$8,408	$-
Corporate Securities	13,190	-	13,190	-
Mortgage-Backed Securities	90,278	-	90,278	-
Municipal Securities	79,509	-	79,509	-
Other Securities	673	-	673	-
Total	$192,058	$-	$192,058	$-

December 31, 2016
Available for Sale:
U.S. Government Agency Securities	$7,566	$-	$7,566	$-
Corporate Securities	11,127	-	11,127	-
Mortgage-Backed Securities	99,372	-	99,372	-
Municipal Securities	79,636	-	79,636	-
Other Securities	641	-	641	-
Total	$198,342	$-	$198,342	$-

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2017
Assets:
Impaired Loans	$10,943	$-	$10,943	$-
Repossessed Assets	1,227	-	1,227	-
Total	$12,170	$-	$12,170	$-

December 31, 2016
Assets:
Impaired Loans	$12,865	$-	$12,865	$-
Repossessed Assets	1,196	-	1,196	-
Total	$14,061	$-	$14,061	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2017
Financial Assets:
Cash and Short-Term Investments	$52,294	$52,294	$52,294	$-	$-
Securities	192,058	192,058	-	192,058	-
Mortgage Loans Held for Sale	167	167	-	167	-
Loans - Net	865,329	852,604	-	-	852,604
Cash Value of BOLI	22,876	22,876	-	22,876	-
Other Equity Securities	7,065	7,065	-	-	7,065
Total	$1,139,789	$1,127,064	$52,294	$215,101	$859,669

Financial Liabilities:
Deposits	$972,016	$948,873	$-	$-	$948,873
Borrowings	72,402	72,452	-	72,452	-
Total	$1,044,418	$1,021,325	$-	$72,452	$948,873

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2016
Financial Assets:
Cash and Short-Term Investments	$44,729	$44,729	$44,729	$-	$-
Securities	198,342	198,342	-	198,342	-
Mortgage Loans Held for Sale	180	180	-	180	-
Loans - Net	802,789	796,400	-	-	796,400
Cash Value of BOLI	22,567	22,567	-	22,567	-
Other Equity Securities	6,120	6,120	-	-	6,120
Total	$1,074,727	$1,068,338	$44,729	$221,089	$802,520

Financial Liabilities:
Deposits	$932,795	$912,702	$-	$-	$912,702
Borrowings	53,646	53,706	-	53,706	-
Total	$986,441	$966,408	$-	$53,706	$912,702

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments also allow an accounting policy election to account for forfeitures as they occur. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company elected an accounting policy to account for forfeitures as they occur upon adoption of this ASU. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments of the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The entity should identify the contract with the customer, identify the performance obligation, determine the transaction price, allocate that transaction price to the performance obligation, and recognize revenue when, or as, the entity satisfies the performance obligation. The amendments of the ASU will be effective for the Company beginning January 1, 2018. The Company intends to adopt the amendments beginning January 1, 2018 and does not expect a significant impact to the Company’s consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2016 to June 30, 2017, and its results of operations for the three and six months ended June 30, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana. We currently operate out of nineteen offices, including sixteen full-service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As of June 30, 2017, we had total assets of $1.2 billion, total loans of $874.7 million, total deposits of $972.0 million, and total shareholders’ equity of $118.8 million.

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

Financial Highlights

The financial highlights as of June 30, 2017 include:

•	Total assets of $1.2 billion, a $63.2 million or 5.7% increase from December 31, 2016.

•	Total loans of $874.7 million, a $63.5 million or 7.8% increase from December 31, 2016.

•	Total deposits of $972.0 million, a $39.2 million or 4.2% increase from December 31, 2016.

•	Net income for the three months ended June 30, 2017 of $2.1 million, a $1.2 million or 144.0% increase from the three month period ended June 30, 2016.

•	Net interest income of $11.7 million for the three months ended June 30, 2017, a year-over-year increase of $2.6 million or 28.4%, from the three month period ended June 30, 2016.

•	An allowance for loan and lease losses of 1.05% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 1.28% as of June 30, 2017.

•	Return on average assets of 0.70% over the first six months of 2017.

•	Return on average equity of 6.96% over the first six months of 2017.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.46%, 10.06%, 10.06% and 10.90%, respectively as of June 30, 2017.

•	Book value per share of $17.14 as of June 30, 2017, an increase of 4.4% from $16.42 at December 31, 2016.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

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

For the three months ended June 30, 2017, net interest income totaled $11.7 million, and net interest margin and net interest spread were 4.34% and 4.11%, respectively. For the three months ended June 30, 2016, net interest income totaled $9.1 million and net interest margin and net interest spread were 3.47% and 3.30%, respectively. The positive change in net interest margin and net interest spread was primarily due two factors: 1) the sale of an additional 49% participation interest in one of our impaired credits acquired from AGFC, and 2) the change in the rate environment. Excluding the $1.3 million purchase discount included in interest income which was recognized upon the sale of the 49% participation interest during the quarter ended June 30, 2017, net interest margin and net interest spread were 3.86% and 3.64%, respectively, with an average yield on our loan portfolio of 5.12% and an average yield on total interest-earning assets of 4.50%. In addition, we experienced an overall increase in cost of funds of thirteen basis points. For the six months ended June 30, 2017, net interest income totaled $22.3 million, and net interest margin and net interest spread were 4.19% and 3.99%, respectively. For the six months ended June 30, 2016, net interest income totaled $18.5 million and net interest margin and net interest spread were 3.58% and 3.42%, respectively. The positive change in net interest margin and net interest spread was primarily due to the sale of a 98% participation interest in one of our impaired credits acquired from AGFC, and to a lesser extent, to the change in the rate environment. Excluding the $2.4 million purchase discount included in interest income which was recognized upon the sale of the 98% participation interest during the six months ended June 30, 2017, net interest margin and net interest spread were 3.73% and 3.53%, respectively, with an average yield on our loan portfolio of 4.96% and an average yield on total interest-earning assets of 4.35%. In addition, we experienced an overall increase in cost of funds of thirteen basis points during the six months ended June 30, 2017 compared to the prior year period. While we experienced significant growth in average loan balances, the market yields on new loan originations were below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2017 and 2016, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$867,528	$12,398	5.72%	$791,964	$9,570	4.83%
Securities available for sale	197,782	972	1.97%	207,965	929	1.79%
Interest-bearing deposits in other banks	12,219	30	0.98%	49,630	77	0.62%

Total interest-earning assets	1,077,529	13,400	4.97%	1,049,559	10,576	4.03%
Allowance for loan losses	(8,314)			(7,200)
Noninterest-earning assets	104,227			119,325
Total assets	$1,173,442	$13,400		$1,161,684	$10,576

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$724,880	$1,501	0.83%	$758,851	$1,317	0.69%
Advances from Federal Home Loan Bank (“FHLB”)	66,494	170	1.02%	48,347	133	1.10%
Other borrowings	6,315	39	2.47%	6,013	25	1.66%
Total interest-bearing liabilities	797,689	1,710	0.86%	813,211	1,475	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	252,299			224,480
Other liabilities	5,564			8,665
Total noninterest-bearing liabilities	257,863			233,145
Shareholders’ equity	117,890			115,328
Total liabilities and shareholders’ equity	$1,173,442			$1,161,684
Net interest rate spread(1)			4.11%			3.30%
Net interest income		$11,690			$9,101
Net interest margin(2)			4.34%			3.47%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$850,680	$23,539	5.53%	$786,112	$19,267	4.90%
Securities available for sale	199,883	1,919	1.92%	211,626	1,903	1.80%
Interest-bearing deposits in other banks	10,782	47	0.87%	38,765	118	0.61%
Total interest-earning assets	1,061,345	25,505	4.81%	1,036,503	21,288	4.11%
Allowance for loan losses	(8,258)			(7,266)
Noninterest-earning assets	101,109			102,497
Total assets	$1,154,196	$25,505		$1,131,734	$21,288

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$718,007	$2,849	0.79%	$735,960	$2,424	0.66%
Advances from Federal Home Loan Bank (“FHLB”)	65,048	326	1.00%	53,553	280	1.05%
Other borrowings	6,706	80	2.39%	6,166	52	1.69%
Total interest-bearing liabilities	789,761	3,255	0.82%	795,679	2,756	0.69%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	242,841			214,546
Other liabilities	5,776			6,922
Total noninterest-bearing liabilities	248,617			221,468
Shareholders’ equity	115,818			114,587
Total liabilities and shareholders’ equity	$1,154,196			$1,131,734

Net interest rate spread(1)			3.99%			3.42%
Net interest income		$22,250			$18,532
Net interest margin(2)			4.19%			3.58%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$1,080	$1,748	$2,828
Securities available for sale	(50)	93	43
Interest-earning deposits in other banks	(92)	45	(47)
Total increase in interest income	$938	$1,886	$2,824

Interest-bearing liabilities:
Interest-bearing deposits	$(70)	$254	$184
Advances from FHLB	46	(9)	37
Other borrowings	2	12	14
Total increase in interest expense	(22)	257	235
Increase in net interest income	$960	$1,629	$2,589

	For the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$1,787	$2,485	$4,272
Securities available for sale	(113)	129	16
Interest-earning deposits in other banks	(122)	51	(71)
Total increase in interest income	$1,552	$2,665	$4,217

Interest-bearing liabilities:
Interest-bearing deposits	$(71)	$496	$425
Advances from FHLB	58	(12)	46
Other borrowings	6	22	28
Total increase in interest expense	(7)	506	499
Increase in net interest income	$1,559	$2,159	$3,718

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.3 million for the three months ended June 30, 2017 and $150,000 for the same period in 2016. For the six months ended June 30, 2017 and 2016, the provision for loan losses was $1.6 million and $820,000, respectively. The higher provision during the first six months of 2017 was to increase our general reserves related to our exposure to the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions.

The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$525	$489	$36
Debit card fee income	169	159	10
Automated Teller Machine (“ATM”) fees	48	44	4
Bank-owned life insurance income	159	137	22
Gain on sales of investment securities	—	56	(56)
Brokerage commissions	237	201	36
Correspondent bank income	99	65	34
Pass-through income (loss) from SBIC partnerships	190	(44)	234
Other	173	163	10
Total noninterest income	$1,600	$1,270	$330

	For the Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,037	$983	$54
Debit card fee income	332	312	20
Automated Teller Machine (“ATM”) fees	98	89	9
Bank-owned life insurance income	309	490	(181)
Gain on sales of investment securities	—	231	(231)
Brokerage commissions	443	272	171
Correspondent bank income	165	71	94
Pass-through income (loss) from SBIC partnerships	190	(44)	234
Other	330	307	23
Total noninterest income	$2,904	$2,711	$193

Noninterest income for the three months ended June 30, 2017 increased $330,000 or 26.0% to $1.6 million compared to noninterest income of $1.3 million for the same period in 2016. Noninterest income for the six months ended June 30, 2017 increased $193,000 or 7.1% to $2.9 million compared to noninterest income of $2.7 million for the same period in 2016. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $525,000 for the three months ended June 30, 2017, an increase of $36,000 over the same period in 2016. For the six months ended June 30, 2017, service charges on deposit accounts were $1.0 million, an increase of $54,000 over the same period in 2016. The increase for both the three and six months ended June 30, 2017, over the same period in 2016, was primarily due to continued deposit penetration in our market area and the resulting increase in fee income.

Debit card fee income. We earn fees from our customers based upon debit card activity, and these fees constitute a significant recurring component of our noninterest income. Debit card fee income was $169,000 and $159,000 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $10,000 or 6.3%. For the six months ended June 30, 2017 and 2016, debit card fee income was $332,000 and $312,000, respectively, representing an increase of $20,000 or 6.4%. Both increases were primarily due to the continued growth of our deposit base.

Bank-owned life insurance (“BOLI”) income. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI was $159,000 for the three months ended June 30, 2017 as compared to $137,000 for the same time period in 2016, an increase of $22,000. For the six months ended June 30, 2017 and 2016, income was $309,000 and $490,000, respectively. The decrease for the six months ended June 30, 2017, over the same period in 2016, was primarily due to receipt of a death benefit related to a former AGFC employee during the first quarter of 2016.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $237,000 and $201,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, commissions totaled $443,000 and $272,000, respectively. The increase of $36,000 or 17.9% for the three months ended June 30, 2017 and $171,000 or 62.9% for the six months ended June 30, 2017, over the prior year periods, was primarily due to recruiting a 4-person advisory team in 2016 and completing the conversion of their book of business from the prior broker-dealer to Business First.

Correspondent bank income. During the first half of 2016 we renegotiated certain of our correspondent banking relationships. We received earnings credit income of $99,000 and $65,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we received earnings credit income of $165,000 and $71,000, respectively.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the Small Business Administration (“SBA”), and small business borrowers. During 2016, the programs in which we have invested venture capital were still in the start-up phase. Those programs are maturing and becoming profitable in 2017. Pass-through income from SBIC partnerships was $190,000 for both the three and six months ended June 30, 2017, compared to a loss of $44,000 for both the three and six months ended June 30, 2016.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income, participation fee income and rental income. Other income increased $10,000 or 6.1% for the three months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017, compared to the same period in 2016, other income increased $23,000 or 7.5%.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$5,397	$5,027	$370
Non-staff expenses:
Occupancy of bank premises	626	486	140
Depreciation and amortization	378	385	(7)
Data processing	381	358	23
FDIC assessment fees	189	193	(4)
Legal and other professional fees	300	693	(393)
Advertising and promotions	333	281	52
Utilities and communications	258	232	26
Ad valorem shares tax	165	181	(16)
Directors’ fees	80	81	(1)
Other real estate owned expenses and write-downs	16	54	(38)
Other	991	1,179	(188)
Total noninterest expense	$9,114	$9,150	$(36)

	For the Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$10,381	$9,723	$658
Non-staff expenses:
Occupancy of bank premises	1,247	1,100	147
Depreciation and amortization	768	773	(5)
Data processing	760	733	27
FDIC assessment fees	366	357	9
Legal and other professional fees	584	1,058	(474)
Advertising and promotions	663	565	98
Utilities and communications	491	511	(20)
Ad valorem shares tax	330	361	(31)
Directors’ fees	241	170	71
Other real estate owned expenses and write-downs	39	145	(106)
Other	2,010	2,055	(45)
Total noninterest expense	$17,880	$17,551	$329

Noninterest expense for the three months ended June 30, 2017 decreased $36,000 or 0.4% to $9.1 million compared to noninterest expense of $9.2 million for the same period in 2016. For the six months ended June 30, 2017, noninterest expense increased $329,000 or 1.9% to $17.9 million, compared to noninterest expense of $17.6 million for the same period in 2016. The most significant components were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.4 million for the three months ended June 30, 2017, an increase of $370,000 or 7.4% compared to the same period in 2016. For the six months ended June 30, 2017, salaries and benefits were $10.4 million, an increase of $658,000 of 6.8% compared to the same period in 2016. The increase was primarily due to promotions and / or additional hires for new positions, our merit increase cycle, and higher commissions paid as a result of the increase in our brokerage services activity. As of June 30, 2017, we had 213 full-time equivalent employees compared to 212 as of June 30, 2016. Salaries and employee benefits included stock-based compensation expense of $70,000 and $50,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, salaries and benefits included stock-based compensation income of $84,000 and expense of $156,000, respectively. We had net stock-based compensation income for the six months ended June 30, 2017 due to the forfeiture of vested stock options for certain employees during the first quarter 2017.

Occupancy of bank premises. Expenses associated with occupancy of premises was $626,000 and $486,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, occupancy and bank premises expenses totaled $1.2 million and $1.1 million, respectively. The increase for both the three and six months ended June 30, 2017, compared to the prior year periods, may be attributed primarily to increased rent expense due to new lease commitments as a result of the third quarter 2016 relocation of our corporate offices to downtown Baton Rouge and entering into the Dallas, Texas market in 2017, as well as a second quarter 2016 property insurance refund related to the AGFC properties for policies prepaid through December 31, 2015, but cancelled at the time of the merger.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $300,000 and $693,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, legal and other professional fees were $584,000 and $1.1 million, respectively. Legal and other professional fees were $393,000 or 56.7% lower during the three months ended June 30, 2017 and $474,000 or 44.8% lower during the six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the fees incurred in 2016 in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

Directors’ fees. Directors’ fees were $80,000 and $81,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, directors’ fees were $241,000 and $170,000, respectively. The increase for the six months ended June 30, 2017 of $71,000, or 41.8%, was primarily due to the March 31, 2017 issuance of an aggregate 4,410 shares of our common stock valued at $75,000 to our non-employee directors as non-cash compensation for their board service to Business First.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense decreased $188,000 for the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, other noninterest expense decreased $45,000 compared to the same period in 2016. The decrease in other expenses for the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to the $162,000 statutory interest paid as a result of the litigation settlement with the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

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

For the three months ended June 30, 2017, income tax expense totaled $819,000, an increase of $589,000 or 256.1% compared to $230,000 for the same period in 2016. For the six months ended June 30, 2017, income tax expense totaled $1.6 million, an increase of $959,000 or 153.0% compared to $627,000 for the same period in 2016. For both periods presented, the increase in income tax expense may be attributed primarily to a higher level of taxable income. Our effective tax rates for the three months ended June 30, 2017 and 2016 were 28.5% and 21.5%, respectively. For the six months ended June 30, 2017 and 2016, our effective tax rates were 28.3% and 21.8%, respectively. Our effective tax rate for both periods was affected primarily by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our assets increased $63.2 million or 5.7% from December 31, 2016 to June 30, 2017, primarily due to loan growth.

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

As of June 30, 2017, total loans were $874.7 million, an increase of $63.6 million compared to $811.1 million as of December 31, 2016. The increase was primarily due to our continued loan penetration in our primary market area. Of these amounts, $167,000 and $180,000 in loans were classified as loans held for sale as of June 30, 2017 and December 31, 2016, respectively.

Total loans as a percentage of deposits were 90.0% and 87.0% as of June 30, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 74.8% and 73.3% as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2017		As of December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$238,924	27.3%	$213,120	26.3%
Real estate:
Construction and land	112,199	12.8%	94,426	11.6%
Farmland	10,524	1.2%	9,217	1.1%
1-4 family residential	139,398	16.0%	129,052	15.9%
Multi-family residential	23,039	2.6%	22,737	2.8%
Nonfarm nonresidential	304,278	34.8%	298,057	36.8%
Consumer	46,144	5.3%	44,342	5.5%
Total loans held for investment	$874,506	100%	$810,951	100%

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

Commercial loans increased $25.8 million or 12.1% to $238.9 million as of June 30, 2017 from $213.1 million as of December 31, 2016, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and are generally diverse in terms of type.

Construction and land loans increased $17.8 million or 18.8% to $112.2 million as of June 30, 2017 from $94.4 million as of December 31, 2016, primarily due to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $10.3 million or 8.0% to $139.4 million as of June 30, 2017 from $129.1 million as of December 31, 2016, primarily due to both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

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

Nonfarm nonresidential loans increased $6.2 million or 2.1% to $304.3 million as of June 30, 2017 from $298.1 million as of December 31, 2016, primarily due to the continued penetration into our market area by our bankers who attracted new clients and leveraged existing relationships to finance growth and expansion opportunities, net of regularly scheduled principal amortization of the portfolio and loans that were refinanced by borrowers with other financial institutions.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$72,425	$125,537	$40,962	$238,924
Real estate:
Construction and land	46,794	50,923	14,482	112,199
Farmland	1,106	6,953	2,465	10,524
1-4 family residential	17,624	46,016	75,758	139,398
Multi-family residential	6,592	5,265	11,182	23,039
Nonfarm nonresidential	30,378	124,132	149,768	304,278
Consumer	10,601	26,347	9,196	46,144
Total loans held for investment	$185,520	$385,173	$303,813	$874,506
Amounts with fixed rates	$81,270	$272,854	$212,222	$566,346
Amounts with floating rates	$104,250	$112,319	$91,591	$308,160

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$76,596	$98,037	$38,487	$213,120
Real estate:
Construction and land	45,403	39,346	9,677	94,426
Farmland	779	5,973	2,465	9,217
1-4 family residential	14,509	51,557	62,986	129,052
Multi-family residential	12,335	5,268	5,134	22,737
Nonfarm nonresidential	30,371	120,082	147,604	298,057
Consumer	14,560	23,437	6,345	44,342
Total loans held for investment	$194,553	$343,700	$272,698	$810,951
Amounts with fixed rates	$81,929	$252,718	$176,540	$511,187
Amounts with floating rates	$112,624	$90,982	$96,158	$299,764

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $12.4 million and $8.5 million in nonperforming assets as of June 30, 2017 and December 31, 2016, respectively. We had $11.2 million in nonperforming loans as of June 30, 2017 compared to $7.3 million as of December 31, 2016. The increase in nonperforming assets and nonperforming loans from December 31, 2016 to June 30, 2017 is primarily due to two relationships placed on nonaccrual status during the quarter ended March 31, 2017, one of which is in the energy sector and the other is in the gaming industry.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of June 30, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans	$11,105	$7,126
Accruing loans 90 or more days past due	55	168
Total nonperforming loans	11,160	7,294
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,186	1,187
Residential real estate	41	—
Total other real estate owned	1,227	1,187
Total nonperforming assets	$12,387	$8,481
Restructured loans-nonaccrual	$4,024	$816
Restructured loans-accruing	$557	$5,115
Ratio of nonperforming loans to total loans held for investment	1.28%	0.90%
Ratio of nonperforming assets to total assets	1.06%	0.77%

	As of June 30, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$146	$243
1-4 family residential	2,393	2,721
Multi-family residential	—	—
Nonfarm nonresidential	3,404	1,201
Commercial	4,927	2,763
Consumer	235	198
Total	$11,105	$7,126

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$109,643	$2,001	$409	$146	$112,199
Farmland	10,524	—	—	—	10,524
1-4 family residential	129,819	5,270	1,916	2,393	139,398
Multi-family residential	22,997	—	42	—	23,039
Nonfarm nonresidential	288,548	10,561	1,765	3,404	304,278
Commercial	209,394	21,211	3,392	4,927	238,924
Consumer	45,213	673	23	235	46,144
Total	$816,138	$39,716	$7,547	$11,105	$874,506

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	—	—	—	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	—	52	—	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

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

As of June 30, 2017, the allowance for loan losses totaled $9.2 million or 1.05% of total loans held for investment. As of December 31, 2016, the allowance for loan losses totaled $8.2 million or 1.01% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2017 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2016 (Dollars in thousands)
Average loans outstanding(1)	$850,680	$795,625

Gross loans held for investment outstanding at end of period(1)	$874,506	$810,951

Allowance for loan losses at beginning of period	8,162	7,244
Provision for loan losses	1,660	1,220
Charge-offs:
Real estate:
Construction, land and farmland	2	484
Residential	20	162
Nonfarm non-residential	617	473
Commercial	53	667
Consumer	30	3
Total charge-offs	722	1,789
Recoveries:
Real estate:
Construction, land and farmland	1	10
Residential	14	140
Nonfarm non-residential	1	1,258
Commercial	30	33
Consumer	31	46
Total recoveries	77	1,487
Net charge-offs	645	302
Allowance for loan losses at end of period	$9,177	$8,162
Ratio of allowance to end of period loans held for investment	1.05%	1.01%
Ratio of net charge-offs to average loans	0.08%	0.04%

(1)	Excluding loans held for sale.

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

	As of June 30, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$1,187	12.9%	$933	11.4%
Farmland	88	1.0%	75	0.9%
1-4 family residential	1,542	16.8%	1,228	15.1%
Multi-family residential	185	2.0%	172	2.1%
Nonfarm nonresidential	2,443	26.6%	2,314	28.4%
Total real estate	5,445	59.3%	4,722	57.9%
Commercial	3,342	36.4%	3,039	37.2%
Consumer	390	4.3%	401	4.9%
Total allowance for loan losses	$9,177	100%	$8,162	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2017, the carrying amount of investment securities totaled $192.1 million, a decrease of $6.3 million or 3.2% compared to $198.3 million as of December 31, 2016. Securities represented 16.4%, and 17.9% of total assets as of June 30, 2017 and December 31, 2016, respectively.

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

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$8,380	$57	$29	$8,408
Corporate bonds	13,134	71	15	13,190
Municipal securities	78,906	771	168	79,509
Mortgage-backed securities	91,274	9	1,005	90,278
Other securities	820	—	147	673
Total	$192,514	$908	$1,364	$192,058

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$7,580	$36	$50	$7,566
Corporate bonds	11,148	31	52	11,127
Municipal securities	80,559	210	1,133	79,636
Mortgage-backed securities	101,766	20	2,414	99,372
Other securities	820	—	179	641
Total	$201,873	$297	$3,828	$198,342

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2017, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$1,011	0.96%	$1,005	1.11%	$6,392	2.46%	$—	—%	$8,408	2.12%
Corporate bonds	—	—%	6,569	2.53%	6,621	3.63%	—	—%	13,190	3.08%
Municipal securities	7,410	1.53%	34,700	1.90%	19,168	2.16%	18,231	2.72%	79,509	2.11%
Mortgage-backed securities	8	0.75%	5,241	1.67%	31,707	1.43%	53,322	1.81%	90,278	1.67%
Other securities	—	—%	—	—%	—	—%	673	2.65%	673	2.65%
Total	$8,429	1.45%	$47,515	1.94%	$63,888	1.98%	$72,226	2.05%	$192,058	1.97%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,025	1.03%	$5,541	2.42%	$—	—%	$7,566	2.05%
Corporate bonds	—	—%	6,525	2.26%	4,602	1.99%	—	—%	11,127	2.15%
Municipal securities	7,348	1.78%	35,213	1.74%	19,806	2.26%	17,269	2.53%	79,636	2.04%
Mortgage-backed securities	1	2.24%	4,571	1.77%	30,550	1.33%	64,250	1.62%	99,372	1.54%
Other securities	—	—%	—	—%	—	—%	641	2.34%	641	2.34%
Total	$7,349	1.78%	$48,334	1.78%	$60,499	1.78%	$82,160	1.82%	$198,342	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.00 years with an estimated effective duration of 44.41 months as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2017 were $972.0 million, an increase of $39.2 million compared to $932.8 million as of December 31, 2016, primarily due to an increase in the offering rates on interest-bearing demand accounts and certificates of deposit, in order to attract and retain deposit customers and thereby continue deposit penetration in our primary market area.

Noninterest-bearing deposits as of June 30, 2017 were $243.7 million compared to $223.7 million as of December 31, 2016, an increase of $20.0 million or 9.0%.

Average deposits for the six months ended June 30, 2017 were $960.8 million, an increase of $15.8 million or 1.7% over the full year average for the year ended December 31, 2016 of $945.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.71% for the year ended December 31, 2016 to 0.79% for the six months ended June 30, 2017. The increase in average rates during the six months ended June 30, 2017 was primarily due to a strategic increase in deposit pricing in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.59% for the six months ended June 30, 2017 and 0.55% for the year ended December 31, 2016.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six months Ended June 30, 2017		For the Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$36,111	0.45%	$36,200	0.19%
Negotiable order of withdrawal (“NOW”) accounts	119,924	0.23%	109,763	0.24%
Limited access money market accounts and savings	221,905	0.44%	241,577	0.41%
Certificates and other time deposits > $250k	68,180	1.56%	55,678	1.33%
Certificates and other time deposits < $250k	271,887	1.19%	280,778	1.10%
Total interest-bearing deposits	718,007	0.79%	723,996	0.71%
Noninterest-bearing demand accounts	242,841	—%	221,047	—%
Total deposits	$960,848	0.59%	$945,043	0.55%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2017 and the year ended December 31, 2016 was 25.3% and 23.4%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
	(Dollars in thousands)
1 year or less	$53,828	$54,866
More than 1 year but less than 3 years	8,740	9,451
3 years or more but less than 5 years	13,300	9,029
5 years or more	—	—
Total	$75,868	$73,346

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2017 and December 31, 2016, total borrowing capacity of $332.5 million and $321.1 million, respectively, was available under this arrangement, and $66.0 million and $47.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.18% as of June 30, 2017 and 2.64% as of December 31, 2016. Our current FHLB advances mature within two years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
June 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$66,007
Weighted average stated interest rate at quarter-end	2.18%
Maximum month-end balance during the quarter	$66,360
Average balance outstanding during the quarter	$66,494
Weighted average interest rate during the quarter	1.02%

December 31, 2016
Amount outstanding at year-end	$47,064
Weighted average stated interest rate at year-end	2.64%
Maximum month-end balance during the year	$80,973
Average balance outstanding during the year	$53,516
Weighted average interest rate during the year	1.05%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $3.0 million at both June 30, 2017 and December 31, 2016. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.00% and 3.75% at June 30, 2017 and December 31, 2016, respectively, and adjusts quarterly. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with FTN.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
June 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$3,000
Weighted average stated interest rate at quarter-end	4.00%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$3,000
Weighted average interest rate during the quarter	3.80%

December 31, 2016
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$910
Weighted average interest rate during the year	3.54%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both June 30, 2017 and December 31, 2016. The line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.00% and 3.75% at June 30, 2017 and December 31, 2016, respectively, and adjusts quarterly. This FNBB line matures on September 12, 2017 and was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
June 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	4.00%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	3.80%

December 31, 2016
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$24
Weighted average interest rate during the year	3.75%

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

FTN Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$—
Weighted average stated interest rate at year-end	—%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,098
Weighted average interest rate during the year	3.10%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2017:

(Dollars in Thousands)
The Independent Banker’s Bank	$25,000
FTN	$17,000
FNBB	$30,000
Compass Bank	$22,500
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
June 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$51
Weighted average interest rate during the quarter	1.98%

December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$2,385
Average balance outstanding during the year	$544
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2017 and December 31, 2016, we maintained six lines of credit, respectively, with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $113.5 million as of June 30, 2017 and an aggregate $109.5 million as of December 31, 2016. There were no funds under these lines of credit outstanding as of June 30, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets totaled $1.2 billion for the six months ended June 30, 2017 and $1.1 billion for the year ended December 31, 2016.

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	21.0%	19.6%
Interest-bearing	62.2%	64.2%
Advances from FHLB	5.7%	4.7%
Other borrowings	0.6%	0.6%
Other liabilities	0.5%	0.6%
Shareholders’ equity	10.0%	10.3%
Total	100%	100%

Uses of Funds:
Loans	73.0%	69.9%
Securities available for sale	17.3%	18.7%
Interest-bearing deposits in other banks	1.0%	2.3%
Other noninterest-earning assets	8.7%	9.1%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	25.3%	23.4%
Average loans to average deposits	88.5%	84.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 8.2% for the six months ended June 30, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.00 years and an effective duration of 44.41 months as of June 30, 2017. As of December 31, 2016, our securities portfolio has a weighted average life of 4.76 years and an effective duration of 44.72 months.

As of June 30, 2017, we had outstanding $255.3 million in commitments to extend credit and $11.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $196.2 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2017, we had cash and cash equivalents of $45.2 million compared to $42.2 million as of December 31, 2016.

Capital Resources

Total shareholders’ equity increased to $118.8 million as of June 30, 2017, compared to $113.6 million as of December 31, 2016, an increase of $5.3 million or 4.6%. This increase was primarily the result of $4.0 million in net income.

On July 27, 2017, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2017 in the amount of $0.06 per share to the common shareholders of record as of August 15, 2017. The dividend is to be paid on August 31, 2017, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2017 and December 31, 2016, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of June 30, 2017		As of December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$119,370	10.90%	$115,437	11.63%
Tier 1 capital (to risk weighted assets)	110,193	10.06%	107,275	10.81%
Common Equity Tier 1 capital (to risk weighted assets)	110,193	10.06%	107,275	10.81%
Tier 1 Leverage capital (to average assets)	110,193	9.46%	107,275	9.67%

Business First Bank
Total capital (to risk weighted assets)	$121,796	11.13%	$117,909	11.89%
Tier 1 capital (to risk weighted assets)	112,619	10.30%	109,747	11.07%
Common Equity Tier 1 capital (to risk weighted assets)	112,619	10.30%	109,747	11.07%
Tier 1 Leverage capital (to average assets)	112,619	9.68%	109,747	9.91%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2017 and December 31, 2016 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $66.0 million and $47.1 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.18% and 2.64%, respectively, and maturities ranging from 2017 through 2018. The advance under the FNBB long-term borrowing totaled $3.0 million at both June 30, 2017 and December 31, 2016. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.00% and 3.75% at June 30, 2017 and December 31, 2016, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both June 30, 2017 and December 31, 2016. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.00% and 3.75% at June 30, 2017 and December 31, 2016, respectively, and maturing in 2017.

	As of June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$2,017	$3,401	$2,042	$5,512	$12,972
Time deposits	268,959	49,761	29,418	250	348,388
Advances from FHLB	51,007	15,000	—	—	66,007
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,533	—	—	—	2,533
Standby and commercial letters of credit	8,632	2,445	18	—	11,095
Commitments to extend credit	123,499	93,913	6,960	30,911	255,283
Total	$457,809	$165,120	$39,038	$38,173	$700,140

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,591	$2,781	$1,776	$5,154	$11,302
Time deposits	239,062	77,963	20,937	250	338,212
Advances from FHLB	32,064	15,000	—	—	47,064
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,720	—	—	—	2,720
Standby and commercial letters of credit	9,439	3,081	18	—	12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$386,242	$171,708	$26,740	$27,209	$611,899

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

	As of June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$8,632	$2,445	$18	$—	$11,095
Commitments to extend credit	123,499	93,913	6,960	30,911	255,283
Total	$132,131	$96,358	$6,978	$30,911	$266,378

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,439	$3,081	$18	$—	$12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$109,643	$75,364	$3,427	$20,305	$208,739

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2017			As of December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity		Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	1.30%	(7.32%	)	3.80%	(9.03%	)
+200	1.20%	(5.10%	)	3.60%	(5.27%	)
+100	1.30%	(1.62%	)	2.60%	(2.73%	)
Base	0.00%	0.00%		0.00%	0.00%
-100	(0.20% )	(0.67%	)	0.20%	0.16%

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$118,813	$116,118	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,141)	(2,417)	(2,279)
Total tangible common equity	$109,848	$106,877	$104,456
Common shares outstanding(1)	6,932,570	7,037,413	6,916,673
Book value per common share	$17.14	$16.50	$16.42
Tangible book value per common share	$15.85	$15.19	$15.10

(1)

Excludes the dilutive effect, if any, of 1,011,105, 1,088,505, and 1,086,105 shares of common stock issuable upon exercise of outstanding stock options and warrants as of June 30, 2017, June 30, 2016, and December 31, 2016, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$118,813	$116,118	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,141)	(2,417)	(2,279)
Total tangible common equity	$109,848	$106,877	$104,456

Tangible Assets
Total assets	$1,169,086	$1,174,142	$1,105,841
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,141)	(2,417)	(2,279)
Total tangible assets	$1,160,121	$1,164,901	$1,096,738
Common Equity to Total Assets	10.2%	9.9%	10.3%
Tangible Common Equity to Tangible Assets	9.5%	9.2%	9.5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of our business. In the normal course of business, we are subject to various types of risk, including interest rate, credit, and liquidity risk. We control and monitor these risks with policies, procedures, and various levels of managerial and board oversight. Our objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. We use our asset liability management policy to control and manage interest rate risk. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensibility and Market Risk” for additional discussion of interest rate risk.

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2016 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
Number	Description

3.1

Amended and Restated Articles of Incorporation of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Business First’s Registration Statement on Form S-4 on November 12, 2014 (File No. 333-200112)) http://www.sec.gov/Archives/edgar/data/1624322/000119312514408786/d812282dex31.htm

3.2

Bylaws of Business First Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112)) http://www.sec.gov/Archives/edgar/data/1624322/000119312514408786/d812282dex32.htm

4.1

Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112)) http://www.sec.gov/Archives/edgar/data/1624322/000119312514408786/d812282dex41.htm

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

BUSINESS FIRST BANCSHARES, INC.

August 9, 2017	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 9, 2017	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer