Form 10-Q
period 2017-09-30
Business First Bancshares, Inc.
filed 2017-11-09
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, the issuer has outstanding 10,232,495 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2017	December 31,
	(Unaudited)	2016
ASSETS

Cash and Due from Banks	$36,210	$42,173
Federal Funds Sold	2,971	2,556
Securities Available for Sale, at Fair Values	186,149	198,342
Mortgage Loans Held for Sale	332	180
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $9,241 at September 30, 2017 and $8,162 at December 31, 2016	928,535	802,789
Premises and Equipment, Net	8,974	9,281
Accrued Interest Receivable	3,518	3,384
Other Equity Securities	8,595	6,120
Other Real Estate Owned	267	1,187
Cash Value of Life Insurance	23,039	22,567
Goodwill	6,824	6,824
Core Deposit Intangible	2,072	2,279
Other Assets	6,345	8,159

Total Assets	$1,213,831	$1,105,841

LIABILITIES

Deposits:
Noninterest Bearing	$268,520	$223,705
Interest Bearing	746,574	709,090

Total Deposits	1,015,094	932,795

Securities Sold Under Agreements to Repurchase	2,926	2,720
Short Term Borrowings	862	862
Long Term Borrowings	2,700	3,000
Federal Home Loan Bank Borrowings	65,474	47,064
Accrued Interest Payable	902	920
Other Liabilities	5,814	4,921

Total Liabilities	1,093,772	992,282

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1.00 Par Value; 50,000,000 Shares Authorized; 6,932,570 and 6,916,673 Shares Issued and Outstanding at September 30, 2017 and December 31, 2016, respectively	6,933	6,917
Additional Paid-in Capital	85,136	85,133
Retained Earnings	28,380	23,839
Accumulated Other Comprehensive Loss	(390)	(2,330)

Total Shareholders' Equity	120,059	113,559

Total Liabilities and Shareholders' Equity	$1,213,831	$1,105,841

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest Income:
Interest and Fees on Loans	$11,433	$10,281	$34,972	$29,548
Interest and Dividends on Securities	953	955	2,872	2,858
Interest on Federal Funds Sold and Due From Banks	38	43	85	161
Total Interest Income	12,424	11,279	37,929	32,567

Interest Expense:
Interest on Deposits	1,665	1,376	4,514	3,800
Interest on Borrowings	226	161	632	493
Total Interest Expense	1,891	1,537	5,146	4,293

Net Interest Income	10,533	9,742	32,783	28,274

Provision for Loan Losses	247	100	1,907	920

Net Interest Income after Provision for Loan Losses	10,286	9,642	30,876	27,354

Other Income:
Service Charges on Deposit Accounts	542	558	1,579	1,541
Gain on Sales of Securities	31	-	31	231
Other Income	668	810	2,535	2,307
Total Other Income	1,241	1,368	4,145	4,079

Other Expenses:
Salaries and Employee Benefits	5,559	5,045	15,940	14,768
Occupancy and Equipment Expense	1,139	1,272	3,498	3,396
Other Expenses	2,516	2,839	7,656	8,543
Total Other Expenses	9,214	9,156	27,094	26,707

Income Before Income Taxes	2,313	1,854	7,927	4,726

Provision for Income Taxes	631	474	2,217	1,101

Net Income	$1,682	$1,380	$5,710	$3,625

Earnings Per Share:

Basic	$0.24	$0.20	$0.82	$0.52
Diluted	$0.23	$0.19	$0.78	$0.49

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Consolidated Net Income	$1,682	$1,380	$5,710	$3,625

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(166)	537	2,909	2,738
Reclassification Adjustment for Gains included in Net Income	31	-	31	231
Income Tax Effect	46	(183)	(1,000)	(1,010)

Other Comprehensive Income (Loss)	(89)	354	1,940	1,959

Consolidated Comprehensive Income	$1,593	$1,734	$7,650	$5,584

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449

Comprehensive Income:

Net Income	-	-	3,625	-	3,625

Other Comprehensive Income	-	-	-	1,959	1,959

Cash Dividends Declared, $0.10 Per Share	-	-	(704)	-	(704)

Stock Based Compensation Cost	-	207	-	-	207

Reclass of Shares Issued	5	(5)			-

Exercise of Stock Warrants	1	14	-	-	15

Balances at September 30, 2016	$7,042	$86,129	$23,210	$1,170	$117,551

Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559

Comprehensive Income:

Net Income	-	-	5,710	-	5,710

Other Comprehensive Income	-	-	-	1,940	1,940

Cash Dividends Declared, $0.17 Per Share	-	-	(1,178)	-	(1,178)

Stock Based Compensation Cost	18	43	-	-	61

Stock Repurchase	(2)	(40)	9	-	(33)

Balances at September 30, 2017	$6,933	$85,136	$28,380	$(390)	$120,059

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months
	Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Consolidated Net Income	$5,710	$3,625
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,907	920
Depreciation and Amortization	911	956
Amortization of Purchase Accounting Valuations	(3,933)	(1,374)
Noncash Compensation Expense	61	207
Net Amortization of Securities	1,347	1,414
Gain on Sales of Securities	(31)	(231)
Noncash (Income) Loss on Other Equity Securities	(224)	24
(Gain) Loss on Sale of Premises and Equipment	-	(24)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	336	(87)
Increase in Cash Value of Life Insurance	(472)	(636)
Provision for Deferred Income Taxes	997	582
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(134)	(235)
(Increase) Decrease in Other Assets	(192)	450
Increase (Decrease) in Accrued Interest Payable	(18)	314
Increase in Other Liabilities	893	779
Net Cash Provided by Operating Activities	7,158	6,684

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(8,104)	(44,871)
Proceeds from Maturities / Sales of Securities Available for Sale	6,579	30,140
Proceeds from Paydowns of Securities Available for Sale	15,342	17,702
Purchases of Other Equity Securities	(2,440)	(866)
Redemption of Other Equity Securities	189	29
Life Insurance Proceeds	-	560
Net Increase in Loans	(124,501)	(39,373)
Proceeds from Sale of Premises and Equipment	-	68
Purchases of Premises and Equipment	(429)	(1,304)
Proceeds from Sales of Other Real Estate	705	1,273
Improvements to Other Real Estate	-	(102)
Consideration Settlement to Former AGFC Shareholders	-	(3,448)
Net (Increase) Decrease in Federal Funds Sold	(415)	1,995
Net Cash Used in Investing Activities	(113,074)	(38,197)

(CONTINUED)

	For The Nine Months
	Ended September 30,
	2017	2016
Cash Flows From Financing Activities:
Net Increase in Deposits	82,299	25,414
Net Increase in Securities Sold Under Agreements to Repurchase	206	625
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	18,959	(1,008)
Net Decrease in Short Term Borrowings	-	(3,000)
Net Proceeds (Repayments) from Long Term Borrowings	(300)	3,000
Repurchase of Common Stock	(33)	-
Proceeds from Exercise of Stock Warrants	-	15
Payment of Dividends on Common Stock	(1,178)	(704)
Net Cash Provided by Financing Activities	99,953	24,342

Net Decrease in Cash and Cash Equivalents	(5,963)	(7,171)

Cash and Cash Equivalents at Beginning of Period	42,173	40,911

Cash and Cash Equivalents at End of Period	$36,210	$33,740

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$4,532	$3,464

Interest on Borrowings	$632	$515

Income Tax Payments	$1,350	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$2,940	$2,969

Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(1,000)	$(1,010)

Transfer of Loans to Other Real Estate	$287	$632

Transfer of Other Real Estate to Premises and Equipment	$175	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Business First Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and American Gateway Insurance Agency, LLC. The Bank operates out of nineteen offices, including sixteen full service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$1,682	$1,380	$5,710	$3,625

Denominator:
Weighted Average Common Shares Outstanding	6,932,570	7,039,098	6,926,684	7,037,842
Dilutive Effect of Stock Options and Warrants	382,782	311,235	382,782	311,235
Weighted Average Dilutive Common Shares	7,315,352	7,350,333	7,309,466	7,349,077

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.24	$0.20	$0.82	$0.52

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.23	$0.19	$0.78	$0.49

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,015	$50	$34	$9,031
Corporate Securities	13,080	56	51	13,085
Mortgage-Backed Securities	86,261	9	1,051	85,219
Municipal Securities	77,563	711	151	78,123
Other Securities	821	-	130	691

Total Securities Available for Sale	$186,740	$826	$1,417	$186,149

	December 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,580	$36	$50	$7,566
Corporate Securities	11,148	31	52	11,127
Mortgage-Backed Securities	101,766	20	2,414	99,372
Municipal Securities	80,559	210	1,133	79,636
Other Securities	820	-	179	641

Total Securities Available for Sale	$201,873	$297	$3,828	$198,342

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,993	$34	$-	$-	$2,993	$34
Corporate Securities	4,483	50	2,499	1	6,982	51
Mortgage-Backed Securities	71,687	847	10,288	204	81,975	1,051
Municipal Securities	14,320	101	7,014	50	21,334	151
Other Securities	-	-	691	130	691	130

Total Securities Available for Sale	$93,483	$1,032	$20,492	$385	$113,975	$1,417

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,535	$50	$-	$-	$4,535	$50
Corporate Securities	2,010	31	4,515	21	6,525	52
Mortgage-Backed Securities	86,091	1,974	9,885	440	95,976	2,414
Municipal Securities	54,533	1,128	207	5	54,740	1,133
Other Securities	-	-	641	179	641	179

Total Securities Available for Sale	$147,169	$3,183	$15,248	$645	$162,417	$3,828

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$8,369	$8,379
One to Five Years	47,633	47,914
Over Five to Ten Years	66,678	66,403
Over Ten Years	64,060	63,453

Total Securities Available for Sale	$186,740	$186,149

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate loans:
Construction and land	$121,377	$94,426
Farmland	10,469	9,217
1-4 family residential	145,911	129,052
Multi-family residential	19,750	22,737
Nonfarm nonresidential	331,053	298,057
Commercial	261,478	213,120
Consumer	47,738	44,342

Total loans held for investment	937,776	810,951

Less:
Allowance for loan losses	(9,241)	(8,162)

Net loans	$928,535	$802,789

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2017 and December 31, 2016.

Net deferred loan origination fees were $1.3 million and $761,000 at September 30, 2017 and December 31, 2016, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2017 and December 31, 2016, overdrafts of $187,000 and $232,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $67.3 million and $55.5 million at September 30, 2017 and December 31, 2016, respectively.

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

Total loans held for investment at September 30, 2017 includes $51.3 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at September 30, 2017 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $728,000 and acquired performing loans not accounted for under ASC 310-30 totaling $52.5 million with a related purchase discount of $1.9 million.

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

The following tables set forth, as of September 30, 2017 and December 31, 2016, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2017
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$933	$75	$1,228	$172	$2,314	$3,039	$401	$8,162
Charge-offs	(2)	-	(87)	-	(617)	(200)	(33)	(939)
Recoveries	1	-	18	-	23	34	35	111
Provision	372	12	381	(13)	927	228	-	1,907
Ending Balance	$1,304	$87	$1,540	$159	$2,647	$3,101	$403	$9,241

Ending Balance:
Individually evaluated for impairment	$22	$-	$341	$-	$110	$408	$-	$881

Collectively evaluated for impairment	$1,282	$87	$1,165	$159	$2,537	$2,693	$403	$8,326

Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34

Loans receivable:
Ending Balance	$121,377	$10,469	$145,911	$19,750	$331,053	$261,478	$47,738	$937,776

Ending Balance:
Individually evaluated for impairment	$99	$-	$2,837	$-	$6,078	$7,204	$375	$16,593

Collectively evaluated for impairment	$121,265	$10,469	$142,864	$19,750	$324,470	$254,274	$47,363	$920,455

Purchased Credit Impaired (1)	$13	$-	$210	$-	$505	$-	$-	$728

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017 and December 31, 2016, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$118,911	$1,951	$403	$112	$121,377
Farmland	10,469	-	-	-	10,469
1-4 family residential	136,338	5,387	1,864	2,322	145,911
Multi-family residential	19,709	-	41	-	19,750
Nonfarm nonresidential	318,617	4,831	3,451	4,154	331,053
Commercial	230,769	21,095	3,168	6,446	261,478
Consumer	46,693	646	164	235	47,738
Total	$881,506	$33,910	$9,091	$13,269	$937,776

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	-	-	-	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	-	52	-	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2017 and December 31, 2016. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2017
	(Dollars in thousands)
							Recorded Investment Over 90 Days Past Due and Still Accruing
			Greater Than 90 Days Past Due
	30-59 Days Past Due	60-89 Days Past Due		Total Past Due		Total Loans Receivable
					Current
Real Estate Loans:
Construction and land	$398	$-	$109	$507	$120,870	$121,377	$-
Farmland	-	-	-	-	10,469	10,469	-
1-4 family residential	940	146	869	1,955	143,956	145,911	138
Multi-family residential	-	-	-	-	19,750	19,750	-
Nonfarm nonresidential	2,283	2,147	1,433	5,863	325,190	331,053	-
Commercial	300	169	5,842	6,311	255,167	261,478	56
Consumer	35	122	224	381	47,357	47,738	-
Total	$3,956	$2,584	$8,477	$15,017	$922,759	$937,776	$194

	December 31, 2016
	(Dollars in thousands)
							Recorded Investment Over 90 Days Past Due and Still Accruing
			Greater Than 90 Days Past Due
	30-59 Days Past Due	60-89 Days Past Due		Total Past Due		Total Loans Receivable
					Current
Real Estate Loans:
Construction and land	$465	$-	$106	$571	$93,855	$94,426	$-
Farmland	-	-	-	-	9,217	9,217	-
1-4 family residential	989	579	963	2,531	126,521	129,052	117
Multi-family residential	-	-	-	-	22,737	22,737	-
Nonfarm nonresidential	1,370	173	532	2,075	295,982	298,057	-
Commercial	45	372	262	679	212,441	213,120	51
Consumer	66	-	149	215	44,127	44,342	-
Total	$2,935	$1,124	$2,012	$6,071	$804,880	$810,951	$168

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2017 and December 31, 2016. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $257,000 and $283,000 for the nine months ending September 30, 2017 and 2016, respectively.

	September 30, 2017
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$89	$89	$22	$70
Farmland	-	-	-	-
1-4 family residential	751	830	340	815
Multi-family residential	-	-	-	-
Nonfarm nonresidential	679	701	111	509
Other Loans:
Commercial	562	587	408	485
Consumer	-	-	-	7
Total	$2,081	$2,207	$881	$1,886

With no allowance recorded:
Real Estate Loans:
Construction and land	$9	$16	$-	$58
Farmland	-	-	-	-
1-4 family residential	2,087	2,444	-	2,222
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,400	5,494	-	2,686
Other Loans:
Commercial	6,642	7,893	-	5,975
Consumer	374	405	-	176
Total	$14,512	$16,252	$-	$11,117

Total Impaired Loans:
Real Estate Loans:
Construction and land	$98	$105	$22	$128
Farmland	-	-	-	-
1-4 family residential	2,838	3,274	340	3,037
Multi-family residential	-	-	-	-
Nonfarm nonresidential	6,079	6,195	111	3,195
Other Loans:
Commercial	7,204	8,480	408	6,460
Consumer	374	405	-	183
Total	$16,593	$18,459	$881	$13,003

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2015	$3,634
Payments received, net of discounts realized	(1,181)
Charge-offs	(352)
Transfer to other real estate	(325)
Carrying amount - December 31, 2016	1,776
Payments received, net of discounts realized	(892)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - September 30, 2017	$728

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2017 and December 31, 2016, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of September 30, 2017 and December 31, 2016. The Bank had $3.3 million in troubled debt restructurings that had subsequently defaulted during the nine months ended September 30, 2017 and none that had subsequently defaulted during the year ended December 31, 2016.

Modifications as of September 30, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$582
Other Loans:
Commercial	3	5,144	3,922

Total	6	$6,014	$4,504

Modifications as of December 31, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$608
Other Loans:
Commercial	6	6,880	5,323

Total	9	$7,750	$5,931

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2017
Available for Sale:
U.S. Government Agency Securities	$9,031	$-	$9,031	$-
Corporate Securities	13,085	-	13,085	-
Mortgage-Backed Securities	85,219	-	85,219	-
Municipal Securities	78,123	-	78,123	-
Other Securities	691	-	691	-

Total	$186,149	$-	$186,149	$-

December 31, 2016
Available for Sale:
U.S. Government Agency Securities	$7,566	$-	$7,566	$-
Corporate Securities	11,127	-	11,127	-
Mortgage-Backed Securities	99,372	-	99,372	-
Municipal Securities	79,636	-	79,636	-
Other Securities	641	-	641	-

Total	$198,342	$-	$198,342	$-

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2017
Assets:
Impaired Loans	$16,406	$-	$16,406	$-
Repossessed Assets	267	-	267	-

Total	$16,673	$-	$16,673	$-

December 31, 2016
Assets:
Impaired Loans	$12,865	$-	$12,865	$-
Repossessed Assets	1,196	-	1,196	-

Total	$14,061	$-	$14,061	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2017
Financial Assets:
Cash and Short-Term Investments	$39,181	$39,181	$39,181	$-	$-
Securities	186,149	186,149	-	186,149	-
Mortgage Loans Held for Sale	332	332	-	332	-
Loans - Net	928,535	914,658	-	-	914,658
Cash Value of BOLI	23,039	23,039	-	23,039	-
Other Equity Securities	8,595	8,595	-	-	8,595

Total	$1,185,831	$1,171,954	$39,181	$209,520	$923,253

Financial Liabilities:
Deposits	$1,015,094	$1,010,560	$-	$-	$1,010,560
Borrowings	71,962	72,270	-	72,270	-

Total	$1,087,056	$1,082,830	$-	$72,270	$1,010,560

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2016
Financial Assets:
Cash and Short-Term Investments	$44,729	$44,729	$44,729	$-	$-
Securities	198,342	198,342	-	198,342	-
Mortgage Loans Held for Sale	180	180	-	180	-
Loans - Net	802,789	796,400	-	-	796,400
Cash Value of BOLI	22,567	22,567	-	22,567	-
Other Equity Securities	6,120	6,120	-	-	6,120

Total	$1,074,727	$1,068,338	$44,729	$221,089	$802,520

Financial Liabilities:
Deposits	$932,795	$912,702	$-	$-	$912,702
Borrowings	53,646	53,706	-	53,706	-

Total	$986,441	$966,408	$-	$53,706	$912,702

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this ASU. Management is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments will be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 9 – Subsequent Events –

Agreement and Plan of Reorganization with Minden Bancorp, Inc.

On October 5, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Minden Bancorp, Inc. (“MBI”), the holding company for MBL Bank, Minden, Louisiana, and BFB Acquisition Company, a Louisiana corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”). The Reorganization Agreement provides for the merger of the Merger Subsidiary with and into MBI, with MBI as the surviving corporation. Immediately following the merger, MBI will be merged with and into the Company, with the Company as the surviving corporation, and then MBL Bank will be immediately merged with and into Business First Bank, with Business First Bank as the surviving bank.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Reorganization Agreement, each of the issued and outstanding shares of MBI common stock will be converted into and represent the right to receive $31.50 through a combination of cash from the Company and a special dividend of up to $20.0 million from MBI immediately prior to closing. Prior to closing, each stock option issued by MBI will be cancelled in exchange for $31.50 less the exercise price. In the aggregate, MBI’s shareholders and equity rights holders will receive approximately $76.1 million. The terms of the Reorganization Agreement are pending, and subject to the satisfaction of all closing conditions, including the receipt of all required regulatory and shareholder approvals. The merger is expected to be completed in the first quarter of 2018.

At September 30, 2017, MBI reported $318.2 million in total assets, $192.1 million in total loans, $249.3 million in total deposits, and $49.2 million in total shareholders’ equity. MBL Bank is the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two branch locations.

Private Placement of Common Stock

On October 5, 2017, the Company also entered into Securities Purchase Agreements and Registration Rights Agreements with certain institutional investors and Subscription Agreements with certain other accredited investors, including certain directors and executive officers of the Company, pursuant to which the Company agreed to sell in a private placement offering (the “Private Placement”) an aggregate of up to 3,300,000 shares of the Company’s common stock (the “Private Placement Shares”) at a purchase price of $20.00 per share. Stephens Inc. served as the sole placement agent for the Private Placement. The Private Placement closed on October 12, 2017, with the Company selling 3,299,925 shares for gross proceeds of approximately $66.0 million. The Company estimates the net proceeds of the Private Placement will be approximately $62.5 million, after deducting placement agent fees and other offering related expenses, and will be used to partially fund the Company’s acquisition of MBI and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

NOTE: When we refer in this Form 10-Q to “we,” “our,” “us,” the “Company” and “Business First,” we are referring to Business First Bancshares, Inc. and its subsidiaries, unless the context indicates otherwise.

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (this “Report”) and other periodic reports filed by the Company, and other written or oral statements made by us or on our behalf, are “forward-looking statements,” as defined by (and subject to the “safe harbor” protections under) the federal securities laws. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the timing and anticipated benefits of our proposed acquisition of Minden Bancorp, Inc. and its subsidiary, MBL Bank. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions, and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

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

●

our ability to satisfy the conditions and consummate the acquisition of Minden Bancorp, Inc. (“MBI”) and its subsidiary MBL Bank, Minden, Louisiana (“MBL Bank”), including the receipt of regulatory approvals required for the acquisition and approval of the acquisition by MBI’s shareholders;

●	our ability to meet expectations regarding the timing and completion and accounting and tax treatment of the acquisition of MBI;

●	the possibility that any of the anticipated benefits of the proposed acquisition of MBI will not be fully realized or will not be realized within the expected time period;

●	the risk that integration of MBI’s and MBL Bank’s operations with those of the Company and Business First Bank will be materially delayed or will be more costly or difficult than expected;

●	the failure of the proposed acquisition of MBI to close for any other reason;

●

the effect of the announcement of the proposed acquisition of MBI on employee and customer relationships and operating results (including, without limitation, difficulties in maintaining relationships with employees and customers);

●	dilution caused by the Company’s issuance of additional shares of its common stock in connection with the proposed private placement offering;

●	the possibility that the proposed acquisition of MBI may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2016 to September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary markets to include the State of Louisiana and Dallas, Texas. We currently operate out of nineteen offices, including sixteen full-service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As of September 30, 2017, we had total assets of $1.2 billion, total loans of $938.1 million, total deposits of $1.0 billion, and total shareholders’ equity of $120.1 million.

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

In addition, on October 5, 2017, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Minden Bancorp, Inc. (“MBI”), the holding company for MBL Bank, Minden, Louisiana, and BFB Acquisition Company, a Louisiana corporation and wholly-owned subsidiary of Business First (“Merger Subsidiary”). The Reorganization Agreement provides for the merger of the Merger Subsidiary with and into MBI, with MBI as the surviving corporation. Immediately following the merger, MBI will be merged with and into Business First, with Business First as the surviving corporation, and then MBL Bank will be immediately merged with and into Business First Bank, with Business First Bank as the surviving bank.

Under the terms of the Reorganization Agreement, each of the issued and outstanding shares of MBI common stock will be converted into and represent the right to receive $31.50 through a combination of cash from Business First and a special dividend of up to $20.0 million from MBI immediately prior to closing. Prior to closing, each stock option issued by MBI will be cancelled in exchange for $31.50 less the exercise price. In the aggregate, MBI’s shareholders and equity rights holders will receive approximately $76.1 million.

At September 30, 2017, MBI reported $318.2 million in total assets, $192.1 million in total loans, $249.3 million in total deposits, and $49.2 million in total shareholders’ equity. MBL Bank is the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two branch locations.

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

Changes in the market interest rates and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in our markets and across our region, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our markets.

Financial Highlights

The financial highlights as of September 30, 2017 include:

•	Total assets of $1.2 billion, a $108.0 million or 9.8% increase from December 31, 2016.

•	Total loans of $938.1 million, a $127.0 million or 15.7% increase from December 31, 2016.

•	Total deposits of $1.0 billion, an $82.3 million or 8.8% increase from December 31, 2016.

•	Net income for the three months ended September 30, 2017 of $1.7 million, a $302,000 or 21.9% increase from the three month period ended September 30, 2016.

•	Net interest income of $10.5 million for the three months ended September 30, 2017, a $791,000 or 8.1% increase from the three month period ended September 30, 2016.

•	An allowance for loan and lease losses of 0.99% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 1.44% as of September 30, 2017.

•	Return on average assets of 0.65% over the first nine months of 2017.

•	Return on average equity of 6.51% over the first nine months of 2017.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.47%, 9.83%, 9.83% and 10.64%, respectively as of September 30, 2017.

•	Book value per share of $17.32 as of September 30, 2017, an increase of 5.5% from $16.42 at December 31, 2016.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

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

For the three months ended September 30, 2017, net interest income totaled $10.5 million, and net interest margin and net interest spread were 3.82% and 3.56%, respectively. For the three months ended September 30, 2016, net interest income totaled $9.7 million, and net interest margin and net interest spread were 3.78% and 3.59%, respectively. The change in net interest margin and net interest spread were primarily due to the sale of a 98% participation interest in one of our impaired credits acquired from AGFC and to the change in the rate environment. Excluding the $317,000 purchase discount included in the interest income which was recognized upon the sale of the 98% participation interest during the quarter ended September 30, 2017, net interest margin and net interest spread were 3.70% and 3.45%, respectively, with an average yield on our loan portfolio of 4.94% and an average yield on total interest-earning assets of 4.39%. In addition, we experienced an overall increase of 16 basis points in cost of funds. For the nine months ended September 30, 2017, net interest income totaled $32.8 million, and net interest margin and net interest spread were 4.06% and 3.84%, respectively. For the nine months ended September 30, 2016, net interest income totaled $28.3 million and net interest margin and net interest spread were 3.64% and 3.48%, respectively. The positive change in net interest margin and net interest spread was primarily due to the sale of a 98% participation interest in two of our impaired credits acquired from AGFC, and to a lesser extent, to the change in the rate environment. Excluding the $2.8 million purchase discount included in interest income which was recognized upon the two sales of a 98% participation interest during the nine months ended September 30, 2017, net interest margin and net interest spread were 3.72% and 3.50%, respectively, with an average yield on our loan portfolio of 4.96% and an average yield on total interest-earning assets of 4.36%. In addition, we experienced an overall increase in cost of funds of 14 basis points during the nine months ended September 30, 2017 compared to the prior year period. While we experienced significant growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2017 and 2016, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$899,739	$11,433	5.08%	$799,227	$10,281	5.15%
Securities available for sale	193,509	953	1.97%	212,414	955	1.80%
Interest-bearing deposits in other banks	11,125	38	1.37%	19,681	43	0.87%
Total interest-earning assets	1,104,373	12,424	4.50%	1,031,322	11,279	4.37%
Allowance for loan losses	(9,121)			(7,521)
Noninterest-earning assets	92,301			107,278
Total assets	$1,187,553	$12,424		$1,131,079	$11,279

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$735,371	$1,665	0.91%	$731,006	$1,376	0.75%
Advances from Federal Home Loan Bank (“FHLB”)	65,710	182	1.11%	47,889	134	1.12%
Other borrowings	6,609	44	2.66%	5,923	27	1.82%
Total interest-bearing liabilities	807,690	1,891	0.94%	784,818	1,537	0.78%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	253,866			221,950
Other liabilities	6,068			7,593
Total noninterest-bearing liabilities	259,934			229,543
Shareholders’ equity	119,929			116,718
Total liabilities and shareholders’ equity	$1,187,553			$1,131,079
Net interest rate spread(1)			3.56%			3.59%
Net interest income		$10,533			$9,742
Net interest margin(2)			3.82%			3.78%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$867,036	$34,972	5.38%	$790,480	$29,548	4.98%
Securities available for sale	197,759	2,872	1.94%	211,891	2,858	1.80%
Interest-bearing deposits in other banks	10,897	85	1.04%	32,404	161	0.66%
Total interest-earning assets	1,075,692	37,929	4.70%	1,034,775	32,567	4.20%
Allowance for loan losses	(8,545)			(7,351)
Noninterest-earning assets	98,178			104,092
Total assets	$1,165,325	$37,929		$1,131,516	$32,567

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$723,796	$4,514	0.83%	$734,309	$3,800	0.69%
Advances from Federal Home Loan Bank (“FHLB”)	65,268	508	1.04%	51,665	414	1.07%
Other borrowings	6,705	124	2.47%	6,085	79	1.73%
Total interest-bearing liabilities	795,769	5,146	0.86%	792,059	4,293	0.72%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,516			217,014
Other liabilities	6,101			7,140
Total noninterest-bearing liabilities	252,617			224,154
Shareholders’ equity	116,939			115,303
Total liabilities and shareholders’ equity	$1,165,325			$1,131,516
Net interest rate spread(1)			3.84%			3.48%
Net interest income		$32,783			$28,274
Net interest margin(2)			4.06%			3.64%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$1,277	$(125)	$1,152
Securities available for sale	(93)	91	(2)
Interest-earning deposits in other banks	(29)	24	(5)
Total increase in interest income	$1,155	$(10)	$1,145

Interest-bearing liabilities:
Interest-bearing deposits	$10	$279	$289
Advances from FHLB	49	(1)	48
Other borrowings	5	12	17
Total increase in interest expense	64	290	354
Increase in net interest income	$1,091	$(300)	$791

	For the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$3,088	$2,336	$5,424
Securities available for sale	(205)	219	14
Interest-earning deposits in other banks	(168)	92	(76)
Total increase in interest income	$2,715	$2,647	$5,362

Interest-bearing liabilities:
Interest-bearing deposits	$(66)	$780	$714
Advances from FHLB	106	(12)	94
Other borrowings	11	34	45
Total increase in interest expense	51	802	853
Increase in net interest income	$2,664	$1,845	$4,509

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $247,000 for the three months ended September 30, 2017 and $100,000 for the same period in 2016. For the nine months ended September 30, 2017 and 2016, the provision for loan losses was $1.9 million and $920,000, respectively. The higher provision during the first nine months of 2017 was to increase our general reserves related to our exposure to the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions.

The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$542	$558	$(16)
Debit card fee income	159	141	18
Automated Teller Machine (“ATM”) fees	47	47	—
Bank-owned life insurance income	163	147	16
Gain on sales of investment securities	31	—	31
Brokerage commissions	288	175	113
Mortgage origination income	61	31	30
Correspondent bank income	63	85	(22)
Rental income	139	17	122
Gain (loss) on sales of other real estate owned	(340)	84	(424)
Other	88	83	5
Total noninterest income	$1,241	$1,368	$(127)

	For the Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,579	$1,541	$38
Debit card fee income	491	453	38
Automated Teller Machine (“ATM”) fees	145	136	9
Bank-owned life insurance income	472	637	(165)
Gain on sales of investment securities	31	231	(200)
Brokerage commissions	731	447	284
Mortgage origination income	161	94	67
Correspondent bank income	228	156	72
Pass-through income (loss) from SBIC partnerships	190	(44)	234
Rental income	184	27	157
Gain (loss) on sales of other real estate owned	(336)	146	(482)
Other	269	255	14
Total noninterest income	$4,145	$4,079	$66

Noninterest income for the three months ended September 30, 2017 decreased $127,000 or 9.3% to $1.2 million compared to noninterest income of $1.4 million for the same period in 2016. Noninterest income for the nine months ended September 30, 2017 increased $66,000 or 1.6% compared to the same period in 2016. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Bank-owned life insurance (“BOLI”) income. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI was $163,000 for the three months ended September 30, 2017 as compared to $147,000 for the same time period in 2016, an increase of $16,000. For the nine months ended September 30, 2017 and 2016, income was $472,000 and $637,000, respectively. The decrease for the nine months ended September 30, 2017, over the same period in 2016, was primarily due to receipt of a death benefit related to a former AGFC employee during the first quarter of 2016.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $288,000 and $175,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, commissions totaled $731,000 and $447,000, respectively. The increase of $113,000 or 64.6% for the three months ended September 30, 2017 and $284,000 or 63.5% for the nine months ended September 30, 2017, over the prior year periods, was primarily due to recruiting a 4-person advisory team in 2016 and completing the conversion of their book of business from the prior broker-dealer to Business First.

Correspondent bank income. During the first half of 2016 we renegotiated certain of our correspondent banking relationships. We received earnings credit income of $63,000 and $85,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we received earnings credit income of $228,000 and $156,000, respectively.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the Small Business Administration (“SBA”), and small business borrowers. During 2016, the programs in which we have invested venture capital were still in the start-up phase. Those programs are maturing and becoming profitable in 2017. Pass-through income from SBIC partnerships was $190,000 for the nine months ended September 30, 2017, compared to a loss of $44,000 for the nine months ended September 30, 2016.

Rental income. We receive rental income from our other real estate owned and from the sublease of our former corporate offices. Rental income totaled $139,000 and $17,000 during the three months ended September 30, 2017 and 2016, respectively, an increase of $122,000 over the prior year period. For the nine months ended September 30, 2017 and 2016, rental income totaled $184,000 and $27,000 respectively, and increase of $157,000. The increase during both the three and nine months ended September 30, 2017, compared to the prior year periods, was primarily as a result of net rental income of $116,000 received upon the disposition of one of our other real estate owned properties which we have held since April 2013.

Gain (loss) on sales of other real estate owned. We incurred a net loss of $340,000 and a net gain of $84,000 on the sale of other real estate owned during the three months ended September 30, 2017 and 2016, respectively. The net loss totaled $336,000 for the nine months ended September 30, 2017, compared to a net gain of $146,000 for the prior year period. During both the three and nine months ended September 30, 2017, a loss of $335,000 was incurred on the disposal of a single property we have held since April 2013.

Other. This category includes a variety of other income producing activities, including wire transfer fees, insurance commissions, credit card income and participation fee income. Other income increased $5,000 or 6.0% for the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, compared to the same period in 2016, other income increased $14,000 or 5.5%.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$5,559	$5,045	$514
Non-staff expenses:
Occupancy of bank premises	617	718	(101)
Depreciation and amortization	351	391	(40)
Data processing	385	359	26
FDIC assessment fees	202	206	(4)
Legal and other professional fees	358	427	(69)
Advertising and promotions	271	418	(147)
Utilities and communications	242	255	(13)
Ad valorem shares tax	165	180	(15)
Directors’ fees	76	84	(8)
Other real estate owned expenses and write-downs	4	12	(8)
Other	984	1,061	(77)
Total noninterest expense	$9,214	$9,156	$58

	For the Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$15,940	$14,768	$1,172
Non-staff expenses:
Occupancy of bank premises	1,864	1,818	46
Depreciation and amortization	1,119	1,164	(45)
Data processing	1,145	1,092	53
FDIC assessment fees	568	563	5
Legal and other professional fees	942	1,485	(543)
Advertising and promotions	934	983	(49)
Utilities and communications	733	766	(33)
Ad valorem shares tax	495	541	(46)
Directors’ fees	317	254	63
Other real estate owned expenses and write-downs	43	157	(114)
Other	2,994	3,116	(122)
Total noninterest expense	$27,094	$26,707	$387

Noninterest expense for the three months ended September 30, 2017 totaled $9.2 million and increased $58,000 or 0.6% compared to the prior year period. For the nine months ended September 30, 2017, noninterest expense increased $387,000 or 1.4% to $27.1 million, compared to noninterest expense of $26.7 million for the same period in 2016. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $5.6 million for the three months ended September 30, 2017, an increase of $514,000 or 10.2% compared to the same period in 2016. For the nine months ended September 30, 2017, salaries and benefits were $15.9 million, an increase of $1.2 million or 7.9% compared to the same period in 2016. The increase was primarily due to promotions and additional hires for new positions, our merit increase cycle, and higher commissions paid as a result of the increase in our brokerage services activity. As of September 30, 2017, we had 226 full-time equivalent employees compared to 202 as of September 30, 2016. Salaries and employee benefits included stock-based compensation expense of $70,000 and $51,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, salaries and benefits included stock-based compensation income of $13,000 and expense of $207,000, respectively. We had net stock-based compensation income for the nine months ended September 30, 2017 due to the forfeiture of vested stock options for certain employees during the first quarter 2017.

Occupancy of bank premises. Expenses associated with occupancy of premises was $617,000 and $718,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, occupancy and bank premises expenses totaled $1.9 million and $1.8 million, respectively. The decrease for the three months ended September 30, 2017, compared to the same period 2016, was mainly due to the demolition and cleanup costs incurred for one of our branches impacted by the August 2016 flooding in South Louisiana as well as the costs incurred in July 2016 to relocate our corporate offices to downtown Baton Rouge. The increase for the nine months ended September 30, 2017, compared to the same period in 2016, may be attributed primarily to increased rent expense due to new lease commitments as a result of the third quarter 2016 relocation of our corporate offices to downtown Baton Rouge and entering into the Dallas, Texas market in 2017.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $358,000 and $427,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, legal and other professional fees were $942,000 and $1.5 million, respectively. Legal and other professional fees were $69,000 or 16.2% lower during the three months ended September 30, 2017 and $543,000 or 36.6% lower during the nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the fees incurred in 2016 in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

Directors’ fees. Directors’ fees were $76,000 and $84,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, directors’ fees were $317,000 and $254,000, respectively. The increase for the nine months ended September 30, 2017 of $63,000, or 24.8%, was primarily due to the March 31, 2017 issuance of an aggregate 4,410 shares of our common stock valued at $75,000 to our non-employee directors as non-cash compensation for their board service to Business First.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense decreased $77,000 for the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, other noninterest expense decreased $122,000 compared to the same period in 2016. The decrease in other expenses for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to the $162,000 statutory interest paid as a result of the litigation settlement with the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

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

For the three months ended September 30, 2017, income tax expense totaled $631,000, an increase of $157,000 or 33.1% compared to $474,000 for the same period in 2016. For the nine months ended September 30, 2017, income tax expense totaled $2.2 million, an increase of $1.1 million or 101.4% compared to $1.1 million for the same period in 2016. For both periods presented, the increase in income tax expense may be attributed primarily to a higher level of taxable income. Our effective tax rates for the three months ended September 30, 2017 and 2016 were 27.3% and 25.6%, respectively. For the nine months ended September 30, 2017 and 2016, our effective tax rates were 28.0% and 23.3%, respectively. Our effective tax rate for both periods was affected primarily by tax-exempt income generated by municipal securities and BOLI, and by other nondeductible expenses.

Financial Condition

Our assets increased $108.0 million or 9.8% from December 31, 2016 to September 30, 2017, primarily due to loan growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small to medium-sized businesses located in Louisiana and Texas. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of September 30, 2017, total loans were $938.1 million, an increase of $127.0 million compared to $811.1 million as of December 31, 2016. The increase was primarily due to our continued loan penetration in our primary market areas, which was spearheaded by our Baton Rouge market and our loan production offices in New Orleans and Dallas. Total loans include $332,000 and $180,000 in loans classified as loans held for sale as of September 30, 2017 and December 31, 2016, respectively.

Total loans as a percentage of deposits were 92.4% and 87.0% as of September 30, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 77.3% and 73.3% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2017		As of December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$261,478	27.9%	$213,120	26.3%
Real estate:
Construction and land	121,377	12.9%	94,426	11.6%
Farmland	10,469	1.1%	9,217	1.1%
1-4 family residential	145,911	15.6%	129,052	15.9%
Multi-family residential	19,750	2.1%	22,737	2.8%
Nonfarm nonresidential	331,053	35.3%	298,057	36.8%
Consumer	47,738	5.1%	44,342	5.5%
Total loans held for investment	$937,776	100%	$810,951	100%

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

Commercial loans increased $48.4 million or 22.7% to $261.5 million as of September 30, 2017 from $213.1 million as of December 31, 2016, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Texas and are generally diverse in terms of type.

Construction and land loans increased $27.0 million or 28.5% to $121.4 million as of September 30, 2017 from $94.4 million as of December 31, 2016, primarily due to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $16.9 million or 13.1% to $145.9 million as of September 30, 2017 from $129.1 million as of December 31, 2016, primarily due to both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

Nonfarm nonresidential. Nonfarm nonresidential loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout Louisiana and Texas and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Nonfarm nonresidential loans increased $33.0 million or 11.1% to $331.1 million as of September 30, 2017 from $298.1 million as of December 31, 2016, primarily due to the continued penetration into our market area by our bankers who attracted new clients and leveraged existing relationships to finance growth and expansion opportunities, net of regularly scheduled principal amortization of the portfolio and loans that were refinanced by borrowers with other financial institutions.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$81,466	$139,835	$40,177	$261,478
Real estate:
Construction and land	48,368	55,657	17,352	121,377
Farmland	1,225	6,948	2,296	10,469
1-4 family residential	22,574	46,035	77,302	145,911
Multi-family residential	664	7,272	11,814	19,750
Nonfarm nonresidential	35,039	143,325	152,689	331,053
Consumer	11,214	27,275	9,249	47,738
Total loans held for investment	$200,550	$426,347	$310,879	$937,776
Amounts with fixed rates	$84,025	$299,439	$217,558	$601,022
Amounts with floating rates	$116,525	$126,908	$93,321	$336,754

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$76,596	$98,037	$38,487	$213,120
Real estate:
Construction and land	45,403	39,346	9,677	94,426
Farmland	779	5,973	2,465	9,217
1-4 family residential	14,509	51,557	62,986	129,052
Multi-family residential	12,335	5,268	5,134	22,737
Nonfarm nonresidential	30,371	120,082	147,604	298,057
Consumer	14,560	23,437	6,345	44,342
Total loans held for investment	$194,553	$343,700	$272,698	$810,951
Amounts with fixed rates	$81,929	$252,718	$176,540	$511,187
Amounts with floating rates	$112,624	$90,982	$96,158	$299,764

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $13.7 million and $8.5 million in nonperforming assets as of September 30, 2017 and December 31, 2016, respectively. We had $13.5 million in nonperforming loans as of September 30, 2017 compared to $7.3 million as of December 31, 2016. The increase in nonperforming assets and nonperforming loans from December 31, 2016 to September 30, 2017 is primarily due to three relationships placed on nonaccrual status. Two were placed on nonaccrual status during the quarter ended March 31, 2017, one of which is in the energy sector and the other is in the gaming industry, and one in the oil and gas / energy sector was placed on nonaccrual during the quarter ended September 30, 2017.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of September 30, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans	$13,269	$7,126
Accruing loans 90 or more days past due	194	168
Total nonperforming loans	13,463	7,294
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	226	1,187
Residential real estate	41	—
Total other real estate owned	267	1,187
Total nonperforming assets	$13,730	$8,481
Restructured loans-nonaccrual	$3,320	$816
Restructured loans-accruing	$1,184	$5,115
Ratio of nonperforming loans to total loans held for investment	1.44%	0.90%
Ratio of nonperforming assets to total assets	1.13%	0.77%

	As of September 30, 2017 (Dollars in thousands) (Unaudited)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$112	$243
1-4 family residential	2,322	2,721
Multi-family residential	—	—
Nonfarm nonresidential	4,154	1,201
Commercial	6,446	2,763
Consumer	235	198
Total	$13,269	$7,126

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$118,911	$1,951	$403	$112	$121,377
Farmland	10,469	—	—	—	10,469
1-4 family residential	136,338	5,387	1,864	2,322	145,911
Multi-family residential	19,709	—	41	—	19,750
Nonfarm nonresidential	318,617	4,831	3,451	4,154	331,053
Commercial	230,769	21,095	3,168	6,446	261,478
Consumer	46,693	646	164	235	47,738
Total	$881,506	$33,910	$9,091	$13,269	$937,776

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	—	—	—	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	—	52	—	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

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

As of September 30, 2017, the allowance for loan losses totaled $9.2 million or 0.99% of total loans held for investment. As of December 31, 2016, the allowance for loan losses totaled $8.2 million or 1.01% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2017 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2016 (Dollars in thousands)
Average loans outstanding(1)	$867,036	$795,625
Gross loans held for investment outstanding at end of period(1)	$937,776	$810,951
Allowance for loan losses at beginning of period	8,162	7,244
Provision for loan losses	1,907	1,220
Charge-offs:
Real estate:
Construction, land and farmland	2	484
Residential	87	162
Nonfarm non-residential	617	473
Commercial	200	667
Consumer	33	3
Total charge-offs	939	1,789
Recoveries:
Real estate:
Construction, land and farmland	1	10
Residential	18	140
Nonfarm non-residential	23	1,258
Commercial	34	33
Consumer	35	46
Total recoveries	111	1,487
Net charge-offs	828	302
Allowance for loan losses at end of period	$9,241	$8,162
Ratio of allowance to end of period loans held for investment	0.99%	1.01%
Ratio of net charge-offs to average loans	0.10%	0.04%

(1)	Excluding loans held for sale.

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

	As of September 30, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$1,304	14.1%	$933	11.4%
Farmland	87	0.9%	75	0.9%
1-4 family residential	1,540	16.7%	1,228	15.1%
Multi-family residential	159	1.7%	172	2.1%
Nonfarm nonresidential	2,647	28.6%	2,314	28.4%
Total real estate	5,737	62.0%	4,722	57.9%
Commercial	3,101	33.6%	3,039	37.2%
Consumer	403	4.4%	401	4.9%
Total allowance for loan losses	$9,241	100%	$8,162	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2017, the carrying amount of investment securities totaled $186.1 million, a decrease of $12.2 million or 6.1% compared to $198.3 million as of December 31, 2016. Securities represented 15.3% and 17.9% of total assets as of September 30, 2017 and December 31, 2016, respectively.

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

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$9,015	$50	$34	$9,031
Corporate bonds	13,080	56	51	13,085
Municipal securities	77,563	711	151	78,123
Mortgage-backed securities	86,261	9	1,051	85,219
Other securities	821	—	130	691
Total	$186,740	$826	$1,417	$186,149

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$7,580	$36	$50	$7,566
Corporate bonds	11,148	31	52	11,127
Municipal securities	80,559	210	1,133	79,636
Mortgage-backed securities	101,766	20	2,414	99,372
Other securities	820	—	179	641
Total	$201,873	$297	$3,828	$198,342

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2017, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$1,008	0.96%	$1,004	1.11%	$7,019	2.45%	$—	—%	$9,031	2.13%
Corporate bonds	—	—%	6,551	2.61%	6,534	4.27%	—	—%	13,085	3.44%
Municipal securities	7,358	1.49%	34,667	1.90%	18,370	2.18%	17,728	2.74%	78,123	2.12%
Mortgage-backed securities	13	0.67%	5,692	1.64%	34,480	1.46%	45,034	1.81%	85,219	1.66%
Other securities	—	—%	—	—%	—	—%	691	2.65%	691	2.65%
Total	$8,379	1.43%	$47,914	1.95%	$66,403	2.04%	$63,453	2.08%	$186,149	2.00%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,025	1.03%	$5,541	2.42%	$—	—%	$7,566	2.05%
Corporate bonds	—	—%	6,525	2.26%	4,602	1.99%	—	—%	11,127	2.15%
Municipal securities	7,348	1.78%	35,213	1.74%	19,806	2.26%	17,269	2.53%	79,636	2.04%
Mortgage-backed securities	1	2.24%	4,571	1.77%	30,550	1.33%	64,250	1.62%	99,372	1.54%
Other securities	—	—%	—	—%	—	—%	641	2.34%	641	2.34%
Total	$7,349	1.78%	$48,334	1.78%	$60,499	1.78%	$82,160	1.82%	$198,342	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.86 years with an estimated effective duration of 42.88 months as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2017 were $1.0 billion, an increase of $82.3 million compared to $932.8 million as of December 31, 2016, primarily due to an increase in the offering rates on interest-bearing demand accounts and certificates of deposit, in order to attract and retain deposit customers and thereby continue deposit penetration in our primary market area.

Noninterest-bearing deposits as of September 30, 2017 were $268.5 million compared to $223.7 million as of December 31, 2016, an increase of $44.8 million or 20.0%.

Average deposits for the nine months ended September 30, 2017 were $970.3 million, an increase of $25.3 million or 2.7% over the full year average for the year ended December 31, 2016 of $945.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.71% for the year ended December 31, 2016 to 0.83% for the nine months ended September 30, 2017. The increase in average rates during the nine months ended September 30, 2017 was primarily due to a strategic increase in deposit pricing in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.62% for the nine months ended September 30, 2017 and 0.55% for the year ended December 31, 2016.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine months Ended September 30, 2017		For the Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$35,308	0.58%	$36,200	0.19%
Negotiable order of withdrawal (“NOW”) accounts	117,292	0.24%	109,763	0.24%
Limited access money market accounts and savings	229,056	0.48%	241,577	0.41%
Certificates and other time deposits > $250k	71,899	1.53%	55,678	1.33%
Certificates and other time deposits < $250k	270,241	1.24%	280,778	1.10%
Total interest-bearing deposits	723,796	0.83%	723,996	0.71%
Noninterest-bearing demand accounts	246,516	—%	221,047	—%
Total deposits	$970,312	0.62%	$945,043	0.55%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 25.4% and 23.4%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
	(Dollars in thousands)
1 year or less	$54,799	$54,866
More than 1 year but less than 3 years	10,310	9,451
3 years or more but less than 5 years	16,508	9,029
5 years or more	—	—
Total	$81,617	$73,346

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2017 and December 31, 2016, total borrowing capacity of $336.8 million and $321.1 million, respectively, was available under this arrangement, and $65.5 million and $47.1 million, respectively, was outstanding with a weighted average stated interest rate of 2.18% as of September 30, 2017 and 2.64% as of December 31, 2016. Our current FHLB advances mature within two years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

FHLB Advances
(Dollars in Thousands)
September 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$65,474
Weighted average stated interest rate at quarter-end	2.18%
Maximum month-end balance during the quarter	$65,830
Average balance outstanding during the quarter	$65,710
Weighted average interest rate during the quarter	1.11%

December 31, 2016
Amount outstanding at year-end	$47,064
Weighted average stated interest rate at year-end	2.64%
Maximum month-end balance during the year	$80,973
Average balance outstanding during the year	$53,516
Weighted average interest rate during the year	1.05%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million at September 30, 2017 and $3.0 million at December 31, 2016, respectively. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively, and adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee Bank National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
September 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$2,700
Weighted average stated interest rate at quarter-end	4.25%
Maximum month-end balance during the quarter	$3,000
Average balance outstanding during the quarter	$2,938
Weighted average interest rate during the quarter	4.25%

December 31, 2016
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$910
Weighted average interest rate during the year	3.54%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both September 30, 2017 and December 31, 2016. The line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and will mature on September 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
September 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	4.25%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	4.25%

December 31, 2016
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$24
Weighted average interest rate during the year	3.75%

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

FTN Advances
(Dollars in Thousands)
December 31, 2016
Amount outstanding at year-end	$—
Weighted average stated interest rate at year-end	—%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,098
Weighted average interest rate during the year	3.10%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of September 30, 2017:

(Dollars in Thousands)
FNBB	$30,000
The Independent Banker’s Bank	$25,000
Compass Bank	$22,500
FTN	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
September 30, 2017 (Unaudited)
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$85
Weighted average interest rate during the quarter	1.96%

December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$2,385
Average balance outstanding during the year	$544
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2017 and the year ended December 31, 2016, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2017 and December 31, 2016, we maintained six lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $113.5 million as of September 30, 2017 and an aggregate $109.5 million as of December 31, 2016. There were no funds under these lines of credit outstanding as of September 30, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average assets totaled $1.2 billion for the nine months ended September 30, 2017 and $1.1 billion for the year ended December 31, 2016.

	For the Nine Months Ended September 30, 2017	For the Years Ended December 31, 2016
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	21.2%	19.6%
Interest-bearing	62.1%	64.2%
Advances from FHLB	5.6%	4.7%
Other borrowings	0.6%	0.6%
Other liabilities	0.5%	0.6%
Shareholders’ equity	10.0%	10.3%
Total	100%	100%

Uses of Funds:
Loans	73.7%	69.9%
Securities available for sale	17.0%	18.7%
Interest-bearing deposits in other banks	0.9%	2.3%
Other noninterest-earning assets	8.4%	9.1%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	25.4%	23.4%
Average loans to average deposits	89.4%	84.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 9.7% for the nine months ended September 30, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.86 years and an effective duration of 42.88 months as of September 30, 2017. As of December 31, 2016, our securities portfolio has a weighted average life of 4.76 years and an effective duration of 44.72 months.

As of September 30, 2017, we had outstanding $251.5 million in commitments to extend credit and $9.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $196.2 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2017 and December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2017, we had cash and cash equivalents of $36.2 million compared to $42.2 million as of December 31, 2016.

Capital Resources

Total shareholders’ equity increased to $120.1 million as of September 30, 2017, compared to $113.6 million as of December 31, 2016, an increase of $6.5 million or 5.7%. This increase was primarily the result of $5.7 million in net income.

On October 12, 2017, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2017 in the amount of $0.06 per share to the common shareholders of record as of November 15, 2017. The dividend is to be paid on November 30, 2017, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2017 and December 31, 2016, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of September 30, 2017		As of December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$120,827	10.64%	$115,437	11.63%
Tier 1 capital (to risk weighted assets)	111,586	9.83%	107,275	10.81%
Common Equity Tier 1 capital (to risk weighted assets)	111,586	9.83%	107,275	10.81%
Tier 1 Leverage capital (to average assets)	111,586	9.47%	107,275	9.67%

Business First Bank
Total capital (to risk weighted assets)	$122,690	10.82%	$117,909	11.89%
Tier 1 capital (to risk weighted assets)	113,449	10.01%	109,747	11.07%
Common Equity Tier 1 capital (to risk weighted assets)	113,449	10.01%	109,747	11.07%
Tier 1 Leverage capital (to average assets)	113,449	9.63%	109,747	9.91%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2017 and December 31, 2016 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $65.5 million and $47.1 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.18% and 2.64%, respectively, and maturities ranging from 2017 through 2018. The advance under the FNBB long-term borrowing totaled $2.7 million and $3.0 million at September 30, 2017 and December 31, 2016, respectively. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both September 30, 2017 and December 31, 2016. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018.

	As of September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Non-cancelable future operating leases	$2,204	$3,437	$2,198	$5,300	$13,139
Time deposits	258,473	56,329	33,763	203	348,768
Advances from FHLB	50,474	15,000	—	—	65,474
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	2,926	—	—	—	2,926
Standby and commercial letters of credit	6,166	3,459	18	—	9,643
Commitments to extend credit	136,335	81,347	6,482	27,291	251,455
Total	$457,740	$160,172	$43,061	$33,994	$694,967

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,591	$2,781	$1,776	$5,154	$11,302
Time deposits	239,062	77,963	20,937	250	338,212
Advances from FHLB	32,064	15,000	—	—	47,064
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,720	—	—	—	2,720
Standby and commercial letters of credit	9,439	3,081	18	—	12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$386,242	$171,708	$26,740	$27,209	$611,899

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

	As of September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Unaudited) (Dollars in thousands)
Standby and commercial letters of credit	$6,166	$3,459	$18	$—	$9,643
Commitments to extend credit	136,335	81,347	6,482	27,291	251,455
Total	$142,501	$84,806	$6,500	$27,291	$261,098

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,439	$3,081	$18	$—	$12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$109,643	$75,364	$3,427	$20,305	$208,739

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2017			As of December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity		Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	2.80%	(3.98%	)	3.80%	(9.03%	)
+200	2.00%	(2.79%	)	3.60%	(5.27%	)
+100	1.60%	(0.27%	)	2.60%	(2.73%	)
Base	0.00%	0.00%		0.00%	0.00%
-100	(0.40% )	(2.23%	)	0.20%	0.16%

The results are primarily due to the balance sheet mix and the behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$120,059	$117,551	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,072)	(2,348)	(2,279)
Total tangible common equity	$111,163	$108,379	$104,456
Common shares outstanding(1)	6,932,570	7,042,413	6,916,673
Book value per common share	$17.32	$16.69	$16.42
Tangible book value per common share	$16.03	$15.39	$15.10

(1)

Excludes the dilutive effect, if any, of 1,011,105, 1,086,105, and 1,086,105 shares of common stock issuable upon exercise of outstanding stock options and warrants as of September 30, 2017, September 30, 2016, and December 31, 2016, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30,		As of December 31,
	2017	2016	2016
	(Unaudited)
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$120,059	$117,551	$113,559
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,072)	(2,348)	(2,279)
Total tangible common equity	$111,163	$108,379	$104,456
Tangible Assets
Total assets	$1,213,831	$1,106,767	$1,105,841
Adjustments:
Goodwill	(6,824)	(6,824)	(6,824)
Core deposit and other intangibles	(2,072)	(2,348)	(2,279)
Total tangible assets	$1,204,935	$1,097,595	$1,096,738
Common Equity to Total Assets	9.9%	10.6%	10.3%
Tangible Common Equity to Tangible Assets	9.2%	9.9%	9.5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of our business. In the normal course of business, we are subject to various types of risk, including interest rate, credit, and liquidity risk. We control and monitor these risks with policies, procedures, and various levels of managerial and board oversight. Our objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. We use our asset liability management policy to control and manage interest rate risk. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Market Risk” for additional discussion of interest rate risk.

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

Risk factors that may affect future results were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K and other filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except for the additional risk factors set forth below, we do not believe that there have been any material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2016.

The consummation of our proposed acquisition of MBI is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that are outside of our control and that we may be unable to obtain or may delay the consummation of the acquisition or result in the imposition of conditions that could reduce the anticipated benefits from the proposed acquisition or cause the parties to abandon the proposed transaction.

Before the transactions contemplated in the Reorganization Agreement with MBI can be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. The relevant governmental entities must consider a variety of factors in deciding to grant regulatory clearances. These include the regulatory standing of each of the parties to the transaction, as well as the effect of the merger on competition within their relevant jurisdiction. Adverse developments in either party's regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay their receipt.

Additionally, regulatory authorities could include, as part of their required approvals, requirements, limitations or costs, or place restrictions on the conduct of the combined company's business. These requirements or limitations could be unacceptable to the parties, or could delay the closing of the merger or diminish the anticipated benefits of the combination. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that these would not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of the merger.

In addition to the various regulatory approvals, the Reorganization Agreement is subject to a number of other conditions that must be fulfilled in order to complete the merger. Those conditions include, but are not limited to: approval of the Reorganization Agreement by MBI shareholders, absence of orders prohibiting completion of the merger, and other customary items. The conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the Reorganization Agreement at any time, before or after shareholder approval, or we or MBI may elect to terminate the Reorganization Agreement in certain other circumstances, subject to costs set forth in the Reorganization Agreement.

We may fail to realize all of the anticipated benefits of the proposed acquisition of MBI, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating MBI.

We and MBI have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, our ability to combine our business with the business of MBI in a timely manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and that does not materially disrupt the existing customer relationships nor result in decreased revenues due to loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could have an adverse effect on our business, financial condition, operating results and prospects. In addition, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

We expect to incur substantial transaction-related costs in connection with the acquisition.

We have incurred and expect to incur significant, nonrecurring costs in connection with consummating the MBI acquisition. In addition, we will incur integration costs following the completion of the merger as we integrate our business and MBI's business, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of businesses will be realized to offset these transaction and integration costs over time. We may also incur additional costs to maintain employee morale and to retain key employees. We will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, and other costs associated with the merger. Some of these costs are payable regardless of whether the acquisition is completed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

2.1

Agreement and Plan of Reorganization, dated October 5, 2017, by and among Business First Bancshares, Inc., Minden Bancorp, Inc. and BFB Acquisition Company (incorporated by reference to Exhibit 2.1 to Business First’s Current Report on Form 8-K filed on October 12, 2017 (File No. 333-200112))

3.1

Amended and Restated Articles of Incorporation of Business First Bancshares, Inc., adopted September 28, 2017 (incorporated by reference to Exhibit 3.1 to Business First’s Current Report on Form 8-K filed on October 2, 2017 (File No. 333-200112))

3.2	Amended and Restated Bylaws of Business First Bancshares, Inc., adopted August 23, 2017*

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Business First’s Registration Statement on Form S-4 filed on November 12, 2014 (File No. 333-200112))

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Business First’s Current Report on Form 8-K filed on October 12, 2017 (File No. 333-200112))

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Business First’s Current Report on Form 8-K filed on October 12, 2017 (File No. 333-200112))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

November 9, 2017	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 9, 2017	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer