Form 10-K
period 2017-12-31
Business First Bancshares, Inc.
filed 2018-03-21
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

There is no established public trading market for the registrant’s common stock. As of March 9, 2018, there were 10,232,495 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Important Notice about Information in this Annual Report on Form 10-K

When we refer in this Report to “we,” “our,” “us,” “Business First” and the “Company,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including Business First Bank, which we sometimes refer to as “the Bank”, unless the context indicates otherwise.

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this annual report and as of the dates specified herein.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recently completed acquisition of Minden Bancorp, Inc. and its subsidiary, MBL Bank. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

●

risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

●

changes in the strength of the United States (“U.S.”) economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	economic risks posed by our geographic concentration in Louisiana and the Dallas/Fort Worth metroplex;

●	the ability to sustain and continue our organic loan and deposit growth, and manage that growth effectively;

●

market declines in industries to which we have exposure, such as the volatility in oil prices and downturn in the energy industry that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the energy industry;

●	volatility and direction of interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	interest rate risk associated with our business;

●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	increased competition in the financial services industry, particularly from regional and national institutions;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

●	changes in the value of collateral securing our loans;

●	deteriorating asset quality and higher loan charge-offs, and the time and effort required to resolve problem assets;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●	our ability to maintain important deposit customer relationships and our reputation;

●	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	our ability to prudently manage our growth and execute our strategy;

●	risks associated with our acquisition and de novo branching strategy;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

●	legislative or regulatory developments, including changes in the laws, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

●	government intervention in the U.S. financial system;

●	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

●	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

●	other risks and uncertainties listed from time to time in our reports and documents filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Part I

ITEM 1. Business.

General

Business First Bancshares, Inc. is a bank holding company headquartered in Baton Rouge, Louisiana, and the parent company of Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana, including in the state’s six largest metropolitan markets, from a network of 18 banking centers, a loan production office and a wealth solutions office. We also opened a loan production office in Dallas, Texas in June 2017, marking our first formal expansion outside of the state of Louisiana.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the ten largest Louisiana-based financial institutions. As of December 31, 2017, on a consolidated basis, we had total assets of $1.3 billion, total loans of $975.5 million, total deposits of $1.1 billion and shareholders’ equity of $179.9 million.

Currently, there has been no established public market for our common stock. In connection with our acquisition of Minden Bancorp, Inc., in October 2017 we conducted a private placement of shares of our common stock, pursuant to which we agreed with certain institutional investors that we would list our common stock for trading on a national exchange. We have applied to list our common stock on the NASDAQ Global Select Market under the symbol “BFST” and expect that our listing will be effective late in the first quarter or early in the second quarter of 2018.

Our Business Strategy

We believe a bank should be measured by the value it adds to its customers’ businesses. We hold that our customers’ needs are best met through local bankers with deep market experience who are empowered with decision-making authority and supported by centralized risk management practices and advanced technology. We understand our competitive strengths and pursue disciplined growth through the careful selection of markets and our position within those markets. Our expansion strategy primarily consists of identifying and recruiting talented teams of bankers in desirable markets and providing them with a platform to better serve their clients.

We believe there is an area stretching from Dallas, Texas to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:

●

Expanding Presence in Existing Markets. While we maintain a strong position in almost all of our markets as one of the top two or three community banks by deposit market share, we are continually working to strengthen our presence in our existing markets. As community bankers, we know that relationships are at the heart of our business, and we are always looking to identify and recruit talented bankers within, as well as outside of, our existing markets. Additionally, we constantly stress deposit growth to our bankers as our ability to grow our loan portfolio within our markets is limited by our ability to fund those loans. Although many of our markets are currently serviced by only one of our banking centers in keeping with our branch-lite model, we may consider adding more banking centers or complementary offices in strategic locations in our markets.

●

Opportunistic Market Expansion. We are well positioned to expand along the I-10/12 and I-20 corridors into the nearby Dallas/Fort Worth, Houston, and East Texas markets to the west, and into the Jackson and Gulfport/Biloxi, Mississippi markets to the east. We believe these markets have attractive demographics and a significant concentration of small-to-midsized businesses and high net worth individuals that are historically underserved by the banking industry. We intend to focus on growing into these markets as we identify specific opportunities to recruit talented and entrepreneurial teams of local bankers who fit our culture and banking strategy. Each of our expansions into new markets to date has been accomplished organically.

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our only acquisitions to date being the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015 and the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018, both of which are described in further detail below. While we anticipate the organic expansion approach will remain our strategic focus going forward and are not currently a party to any formal or informal acquisition arrangements, we will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

Acquisition Activity

American Gateway Financial Corporation. On March 31, 2015, we acquired American Gateway Financial Corporation, or AGFC, and its wholly-owned banking subsidiary, American Gateway Bank. Prior to the merger, AGFC operated ten full-service banking locations in the Baton Rouge market. We acquired total assets of $371.5 million, total loans of $143.2 million, and total deposits of $283.3 million in the transaction. The acquisition greatly expanded our branch network within the West Baton Rouge and East Baton Rouge markets and enhanced our core deposit portfolio.

Minden Bancorp, Inc. On October 5, 2017, we entered into a definitive agreement to acquire Minden Bancorp, Inc., or MBI, and its wholly-owned banking subsidiary, MBL Bank. The acquisition was consummated on January 1, 2018. As a result of the transaction, we acquired MBL Bank’s two full-service banking locations in the Shreveport-Bossier City metropolitan area, total assets of $315.4 million, net loans of $193.3 million, and total deposits of $264.0 million. The acquisition expanded our presence in our Northwest Louisiana market and added what we believe to be a strong portfolio of core deposits to our business.

Because the acquisition of MBI was consummated after the year ended December 31, 2017, our financial information and statements contained in this Annual Report on Form 10-K will not include the effect of the transaction. See “Note 24—Subsequent Events” in the Notes to Consolidated Financial Statement.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our peers and position us for future growth:

●

Sophisticated Business Lending Capabilities. Unlike traditional community banks, we specifically target business customers with complex needs that require a degree of business lending expertise that is typically found only at larger institutions. We primarily target small-to-midsized businesses with credit needs between $1 million and $10 million, whose banking needs are typically too complex for traditional community banks but are not large enough to attract personalized attention and service from larger institutions. In addition to offering the real estate lending typically available from a community bank, we began focusing heavily on our C&I products after the economic downturn in 2008 and have developed extensive C&I expertise across our markets. C&I lending requires experienced bankers with a deep understanding of our customers’ businesses and their banking needs, which we believe is well suited for our “high touch” approach to banking. We believe that we have developed an expertise in this small-to-midsized business banking niche that is historically underserved, positioning us for meaningful growth going forward. We have also built treasury and cash management programs that cater to our target customers.

●

True Community Banking Model. Despite being located in Louisiana’s largest metropolitan areas and in the largest metropolitan area in the state of Texas, we have a true community banking mindset. That means relationship-based banking by bankers who live and work in our markets. Our market presidents and their teams are trained in credit underwriting and asset/liability management, as we view them as comprehensive bankers rather than just credit producers. The experience and talent of our market presidents and their respective banking teams allow us to decentralize significant decision-making authority while maintaining disciplined credit practices. In our experience, developing credit underwriting expertise “on the front lines” promotes quality loan generation and maximizes efficiency. Further, our emphasis on asset/liability management training allows our local banking teams to understand the importance of quality core deposit funding, which we believe is vital to our continued loan growth. In this sense, we view Business First Bank as a network of true community banks, not as a typical regional financial institution that makes important credit and strategic decisions at the corporate level without input from its local bankers. In addition, our executive team is located throughout the state of Louisiana, rather than all being in Baton Rouge, providing the bank with a more informed view of our footprint and the best uses of our capital across our footprint

●

Entrepreneurial Culture. We have worked hard to build a team of self-starters who are passionate about the business of banking. We have found success recruiting bankers at much larger institutions who are frustrated by excess bureaucracy, overly centralized decision-making, and an escalated focus on the pursuit of larger business banking clients that larger banks perceive as more profitable than the small-to-midsized businesses we target. Likewise, we have successfully recruited bankers at peer or smaller institutions that do not have the available resources or operating platform to appropriately serve the more sophisticated banking needs of the small-to-midsized businesses in our markets. Our executive team is young and energetic. We believe their collaborative and cohesive approach to working relationships permeates every level of our organization, creating synergies that leave us well-positioned for future growth and helps us attract and retain other talented and entrepreneurial bankers as members of our team.

●

History of Disciplined Expansion. Since our founding in 2006, we have grown rapidly across the state of Louisiana and into Dallas. Each of our expansions were initiated with careful identification and recruitment of local banking teams and thoughtful consideration of each market’s different industries and credit exposures. Our banking centers are carefully situated in locations, typically downtowns and suburban centers, optimized for small-to-midsized business customers and high net worth individuals. This disciplined approach to expansion and growth entails not only recruiting the right bankers in the right markets, but in continuing to focus on the customer base that we are optimized to serve rather than chasing larger relationships as we grow. Over the years, the magnitude of our large banking relationships has changed very little, but the number of our large relationships has grown significantly. In order to continue to serve our customers as they grow without taking undue risk, we have developed a strong participation network that we believe underscores the strength of our underwriting process and the quality of our portfolio. We believe that it is important to keep sight of where our strengths lie and not pursue growth blindly.

●

Strong Platform for Growth. As a necessary complement to our style of sophisticated community banking, we have made significant investments to build a strong operational platform to empower our individual markets to thrive, to create operational efficiencies across our diverse markets, and to position us for future growth without commensurate growth in operational expenses. We have invested heavily in risk management personnel and modeling capabilities in recent years – we believe our underwriting capabilities are second to none in our markets, and our strong participation network and asset quality metrics are evidence of those capabilities. We invest in technology, which we believe will allow us to maintain staffing that is skewed towards the production side of our business and to accommodate future growth without commensurate increases in operating expenses. We believe our investments in technology will also allow us to maintain our “high tech/high touch” approach without the need for an extensive network of brick and mortar locations.

Our Markets

Our banking operations are currently organized into eight markets in Louisiana, which include the six largest metropolitan areas in the state, and the Dallas, Texas market, which we service through 18 banking centers, a loan production office in each of our New Orleans and Dallas markets and a wealth solutions office in our Houma market. We formally expanded our operations outside of Louisiana for the first time in June of 2017 with the opening of a loan production office in Dallas, Texas, where we already have substantial lending relationships primarily originated from our Northwest Louisiana market. We intend to convert each of our loan production offices into full banking centers in the second quarter of 2018. While we do not have any further specific expansion plans at this time, we will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

Our Products and Services

Business First Bank is an independent financial institution that is engaged in substantially all of the business operations customarily conducted by financial institutions in Louisiana and Texas. We offer, among other products, checking, savings and money market accounts, certificates of deposit, commercial and consumer loans, mortgage loans, real estate loans, and other installment and term loans. In addition, Business First Bank offers our customers wealth management products, drive-through banking facilities, automated teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, traveler’s checks, cash management, vault services, loan and deposit sweep accounts, and lock box services.

Lending Activities

As a business-focused community-based financial institution, we offer a variety of business-related loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, letters of credit and other loan products to small-to-midsized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to small-to-midsized businesses, their owners and employees, and high net worth individuals located in our market areas. Although all lending involves a degree of risk, we work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.

Commercial and Industrial Loans. We make general commercial and industrial, or C&I, loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our C&I loans generally have variable interest rates and terms that typically range from one-to-five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate C&I loan maturities are generally short-term, with one-to-five year maturities, or include periodic interest rate resets. Our underwriting policy does allow for exceptions in which the term and amortization of a C&I loan may be longer than five years; however, the term and amortization must be consistent with the useful life and depreciation rates of the underlying collateral and an underwriting exception will be noted. In general, C&I loans may involve increased credit risk and, therefore, typically yield a higher return than commercial real estate loans. The increased risk in C&I loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing C&I loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipated, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, C&I loans require extensive underwriting and servicing.

Construction and Development Loans.  Our construction portfolio includes loans to small-to-midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market areas. Construction and development loans are generally made with a term of one-to-two years with interest paid monthly. Our underwriting policy does allow for exceptions in which the term of a construction and development loan may be longer than two years; however, the term must be realistic and consistent with the borrower’s documented ability to repay. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed regulatory supervisory guidelines. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction and development loans include fluctuations in the value of real estate, project completion risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the loan.

Commercial Real Estate Loans.  We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 20 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, hotels, mixed-use residential/commercial properties, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

Residential Real Estate Loans.  We offer first and second lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers within our geographic markets. We also originate for resale one-to-four family mortgage loans, and those loans are included as a part of our consumer real estate loan portfolio until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

Consumer Loans.  While our focus is on service to small-to-midsized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. We offer consumer loans as an accommodation to our existing customers and do not market consumer loans to persons who do not have a pre-existing relationship with us. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in some cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any.

Credit Policies and Procedures

General.  We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We maintain asset quality through an emphasis on local market knowledge, long-term customer relationships, consistent and thorough underwriting for all loans and a conservative credit culture. We also seek to maintain a broadly diversified loan portfolio across customer, product and industry types. Our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.

Credit Concentrations.  In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentration limits with respect to industry and loan product type to enhance portfolio diversification. In general, loan product concentration levels, our commercial real estate concentrations, and industry concentration levels are monitored monthly and reviewed by the Bank’s Board of Directors.

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 10% of risk-based capital measured at the most recent year end. As of December 31, 2017, the Bank had a legal lending limit of approximately $56.0 million for loans secured without readily marketable collateral, and its “in-house” lending limit was $17.6 million as of such date. Our credit analyst teams are based in Baton Rouge and Shreveport and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. Loans presenting aggregate lending exposure less than or equal to $250,000 must be approved by the loan officer and a senior banker or market president. Loans presenting aggregate lending exposure between $250,000 and $1.0 million must be approved by the market president and Chief Commercial Officer. Loans presenting aggregate lending exposure between $1.0 million and $2.5 million must be approved by the Chief Commercial Officer and Chief Credit Executive, along with the market president. Loans presenting aggregate lending exposure in excess of $2.5 million or $6.5 million must be approved by the Bank’s Executive Loan Committee or Directors’ Loan Committee, respectively.  Consumer loans which present an aggregate lending exposure under $1.0 million (residential) or $250 thousand (other) are approved by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines.  Consumer loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

Credit Risk Management.  Credit risk management involves a partnership between our executive team and our market presidents. We conduct weekly meetings of the Executive Loan Committee, at which asset quality, credit approvals and delinquencies are reviewed. Loan officers, credit administration personnel and senior management proactively support collection activities. Our evaluation and compensation program for our loan officers includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio, that we believe motivate the loan officers to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality. Our policies require rapid notification of delinquency and prompt initiation of collection actions.

We maintain a list of loans, or the Watch List, that receive additional attention if we believe there may be a potential credit risk.  The Watch List is presented to the Board of Directors monthly.  Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel, and loan grades are updated as deemed appropriate.  Additionally, we periodically have an independent, third-party review performed on our loan portfolio.  This review includes analysis of the borrower’s and guarantor’s financial condition, the Bank’s collateral position, and other credit risk factors.  Results of the review as well as management responses are presented to the Bank’s Risk Committee.  Finally, we perform stress testing on key segments of our portfolio in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods.  The reporting and reviews provide management with additional information for assessing our asset quality.

Deposits

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We offer business accounts and cash management services, including business checking and savings accounts, and treasury management services. We also provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing and have recently implemented an incentive bonus program with our bankers to encourage deposit growth. We also seek to cross-sell deposit products at loan origination.

Given the diverse nature of our banking location network and our relationship-driven approach to our customers, we believe our deposit base is comparatively less sensitive to interest rate variations than our competitors. Nevertheless, we attempt to competitively price our deposit products to promote core deposit growth. As a business-focused bank offering comprehensive business banking services, we encourage our customers to bank their deposits with us and believe that the quality of our lending relationships and personalized service helps us in these efforts.

Wealth Solutions Services

We offer wealth management and other fiduciary and private banking services targeted to high net worth individuals, including professionals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management by a team of seasoned advisors providing access to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Our private banking products and services are offered at all of our banking centers, with operations primarily conducted from our wealth solutions office in Thibodaux.

Other Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit and credit card products, treasury and cash management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services, remote deposit capture services, international trade finance, international trade services, foreign exchange services, and other treasury services.

Subsidiaries

We have two wholly-owned subsidiaries. Business First Bank is a direct, wholly-owned subsidiary of Business First Bancshares, Inc. Business First Insurance, LLC is a wholly-owned subsidiary of Business First Bank, and is, therefore, an indirect wholly-owned subsidiary of the Company. Business First Insurance, LLC is currently inactive and does not engage in any material business activities.

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, fintech companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within banking and financial services industry. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer sophisticated banking products and services. While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad and sophisticated commercial banking product suite, our high-quality customer service culture, and our positive reputation and community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Employees

As of December 31, 2017, we had 219 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining unit. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we believe our relations with our employees are good.

Available Information

The Company files reports and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov.

Documents filed by the Company with the SEC are available from the Company without charge (except for exhibits to the documents). You may obtain documents filed by the Company with the SEC by requesting them in writing or by telephone from the Company at the following address:

Business First Bancshares, Inc.
500 Laurel Street, Suite 101
Baton Rouge, Louisiana 70801
Attention: Heather Roemer, Corporate Secretary
Telephone: (225) 248-7600
www.b1bank.com

Documents filed by the Company with the SEC are also available on the Company’s website, www.b1bank.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, FDIC, CFPB, Louisiana OFI, IRS and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system, facilitate the conduct of sound monetary policy and promote fairness and transparency for financial products and services. The system of supervision and regulation applicable to us and our subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, the Bank’s depositors and the public, rather than our shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Business First Bancshares, Inc.

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.

Financial Services Industry Reform.  On July 21, 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

●

establish the CFPB, an independent organization within the Federal Reserve dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services;

●

apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

●

broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits;

●	permanently increase FDIC deposit insurance maximum to $250,000;

●

eliminate the upper limit for the reserve ratio designated by the FDIC each year, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020 and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

●

permit banking organizations with less than $15.0 billion in consolidated assets as of December 31, 2009 to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out;

●

permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were part of a bank that were chartered by such state;

●	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●

require bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and require any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed;”

●	direct the Federal Reserve to establish interchange fees for debit cards under a “reasonable and proportional cost” per transaction standard;

●	increase regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

●	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

●	increase the authority of the Federal Reserve to examine us and any nonbank subsidiaries.

In addition, the Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect publicly-traded companies. However, under the JOBS Act there are certain exceptions to these requirements for so long as a publicly-traded qualifies as an emerging growth company.

The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Further, the Trump administration issued an executive order on February 3, 2017, outlining a number of “Core Principles” of regulation of the industry and directing the Secretary of the Treasury to submit a report by June 3, 2017, identifying any laws, rules or regulations (including those promulgated under the auspices of the Dodd-Frank Act) that are determined to be inconsistent with those principles. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

Revised Rules on Regulatory Capital.  Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implement higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets.

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The capital conservation buffer began phasing in in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will generally expect bank holding companies and banks to meet these requirements well ahead of that date. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2017, the Company’s capital meets or exceeds these capital requirements on a fully phased-in basis.

The new capital rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from CET1 capital.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Bank regulatory agencies could also impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2017, the Company’s regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions under the rules.

These rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the new rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The Bank Holding Company Act, or BHCA, requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank or bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.

Control Acquisitions. Federal and state laws, including the BHCA and the Change in Bank Control Act, or CBCA, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25.0% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences. The requirements of the BHCA and the CBCA could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength. As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, our ability to pay dividends may also be limited as a result of the capital conservation buffer under the Basel III regulatory capital framework. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under the Basel III minimum capital requirements.

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. As discussed above, in certain circumstances, we could also be required to guarantee the capital restoration plan of the Bank, if it became undercapitalized for purposes of the Federal Reserve’s prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and will be required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities. Under the BHCA, we are prohibited from acquiring a direct or indirect interest in or control of more than 5.0% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that we may engage in, directly or indirectly, and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHCA and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10.0% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities. The penalties can be as high as $1,000,000 for each day the activity continues.

Anti-tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.

Business First Bank

The Bank is a commercial bank chartered under the laws of the State of Louisiana. In addition, its deposits are insured by the FDIC to the maximum extent permitted by law. As a result, the Bank is subject to extensive regulation, supervision and examination by the Louisiana Office of Financial Institutions and the FDIC. Finally, we are also subject to secondary oversight by state banking authorities in other states in which we may maintain banking offices. The bank regulatory agencies have the power to enforce compliance with applicable banking laws and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Capital Adequacy Requirements. The FDIC and Louisiana Office of Financial Institutions monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios similar to those applied at the holding company level. These agencies consider the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the bank and the banking system. Under the revised capital rules which became effective on January 1, 2015, the Bank is required to maintain four minimum capital standards: (1) a leverage capital ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%.

The Basel III framework also implements a requirement for all FDIC-insured banks to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed solely of common equity Tier 1 capital. When fully phased in, the capital conservation buffer requirement will effectively require banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth above.

These capital requirements are minimum requirements. The FDIC or Louisiana Office of Financial Institutions may also set higher capital requirements if warranted by the risk profile of the Bank, economic conditions impacting its markets or other circumstances particular to the bank. For example, FDIC guidance provides that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. In addition, the FDIC’s prompt corrective action regulations discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, restrictions on business activities and other measures under the FDIC’s prompt corrective action regulations.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. For this purpose, a financial institution is placed in one of the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The institution’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2017, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

Banks that are adequately, but not well, capitalized may not accept, renew or rollover brokered deposits except with a waiver from the Federal Reserve and are subject to restrictions on the interest rates that can be paid on its deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be undercapitalized. Undercapitalized institutions are also subject to growth limitations, may not accept, renew or rollover brokered deposits, and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDIC must appoint a receiver or conservator for an institution that is critically undercapitalized. The capital classification of a bank also affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank.

Branching. Under Louisiana law, the Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the Louisiana Office of Financial Institutions. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC, as the Bank’s primary federal regulator. The Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including us, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in Section 22(h) of the Federal Reserve Act and in Regulation O promulgated by the Federal Reserve apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Generally, the aggregate of these loans cannot exceed the institution’s total unimpaired capital and surplus, although a bank’s regulators may determine that a lesser amount is appropriate. Loans to senior executive officers of a bank are even further restricted. Insiders are subject to enforcement actions for accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Bank Dividends and Assets.  The Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, the Bank may pay dividends to us without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The Bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Further, in the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive-based compensation arrangements initially in April 2011, and again in April and May 2016, but the rules have not been finalized and would mostly apply to banking organizations with over $50 billion in total assets. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Audit Reports.   For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

Deposit Insurance Assessments. The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor through the Deposit Insurance Fund and safeguards the safety and soundness of the banking and thrift industries. The maximum amount of deposit insurance for banks and savings institutions is $250,000 per depositor. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and is calculated based on an institution’s average consolidated total assets minus average tangible equity.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.

Financial Modernization. Under the GLB Act, banks may establish financial subsidiaries and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. Neither we nor the Bank maintains a financial subsidiary.

Brokered Deposit Restrictions. Insured depository institutions that are categorized as adequately capitalized institutions under the FDI Act and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Insured depository institutions that are categorized as undercapitalized capitalized institutions under the FDI Act and corresponding federal regulations may not accept, renew, or roll over brokered deposits. The Bank is not currently subject to such restrictions.

Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total risk-based capital or (2) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination.

Consumer Laws and Regulations. The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission and registration rights, action by state and local attorneys general and civil or criminal liability.

In addition, the Dodd-Frank Act created the CFPB. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10.0 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10.0 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10.0 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Mortgage Lending Rules.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for income verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards – for example, a borrower’s debt-to-income ratio may not exceed 43.0% – and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers, which must be complied with no later than May 2018.

The Office of Foreign Assets Control, or OFAC, administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Privacy. The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, the Bank is subject to certain state privacy laws.

Federal Home Loan Bank System. The FHLB system, of which the Bank is a member, consists of 11 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.

As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the Dallas FHLB provided it posts acceptable collateral. The Bank is also required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and collateral requirements with respect to home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Enforcement Powers. The bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements, breaches of fiduciary duty or the maintenance of unsafe and unsound conditions or practices could subject us or our subsidiaries, including the Bank, as well as their respective officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. For example, the regulatory authorities may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and certain borrowings by banks and their affiliates and assets of foreign branches. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Future Legislation and Regulatory Reform

From time to time, various legislative and regulatory initiatives related to financial institutions are introduced in Congress and state legislatures. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation, regulation and policies, and the effects of that legislation and regulation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation, regulation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue to do so.

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

Risks Relating to our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Although the United States economy, as a whole, has improved moderately over the past several years, the business environment in which we operate continues to be impacted by the effects of the most recent recession. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including global political hostilities and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the United States government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition, results of operations and prospects.

The geographic concentration of our business in the state of Louisiana and in Dallas imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector.

We conduct our operations exclusively in the state of Louisiana and Dallas, Texas. As of December 31, 2017, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

The economic conditions in our markets are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate and energy sectors in our markets, could have a material adverse impact on our business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, and reduce the value of our loans.

We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share.

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

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

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have an adverse effect on our business, financial condition and results of operations.

Our success is largely dependent upon our ability to successfully execute our business strategy, and failure to successfully execute our business strategy could have an adverse effect on our business, financial condition and results of operations.

Our success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:

●	attract and retain experienced and talented bankers in each of our markets;

●	maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;

●	increase our operating efficiency and profitability;

●	implement new technologies to enhance the client experience, keep pace with our competitors and improve efficiency;

●	attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

●	attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;

●	maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;

●	obtain federal and state regulatory approvals;

●	manage our credit, interest rate and liquidity risk;

●	develop new, and grow our existing, streams of noninterest income;

●	oversee the performance of third party service providers that provide material services to our business; and

●	maintain expenses in line with their current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Furthermore, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

We rely heavily on our executive management team and other key employees, and an unexpected loss of their service could have an adverse effect on our business, financial condition and results of operations.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have an adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have an adverse effect on our business, financial condition and results of operations.

Our ability to attract and retain profitable bankers is critical to the success of our business strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including profitable bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain profitable bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. In addition, many of our loans are made to small and midsized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2017, approximately $512.4 million, or 52.5% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate values in many Louisiana markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2017, approximately $669.9 million, or 68.7%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2017, we held approximately $227,000 in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2017, approximately $254.4 million, or 26.1%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2017, our average loan size was approximately $388,000. Further, as of December 31, 2017, our 20 largest borrowing relationships ranged from approximately $9.7 million to $27.4 million (including unfunded commitments) and averaged approximately $12.7 million in total commitments and $8.5 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2017, our allowance for loan losses totaled $8.8 million, which represents approximately 0.90% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose to adopt CECL on January 1, 2019, or may be encouraged to by our regulators. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The small-to-midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small-to-midsized businesses. Small-to-midsized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2017, we had $256.9 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes relationship banking. We have benefited from strong relationships with and among our customers. As a result, our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by the involvement in our primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have an adverse effect on our business, financial condition and results of operations.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy.

Our business has grown rapidly. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Furthermore, our primary strategy focuses on organic growth, supplemented by acquisitions of banking teams or other financial institutions. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or we may be unable to grow at all. More specifically, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable banking teams or acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches, and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching.

Our business strategy includes evaluating strategic opportunities to grow through de novo branching, and we believe that banking location expansion has been meaningful to our growth since inception. De novo branching carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the de novo banking location and successfully integrate and promote our corporate culture; poor market reception for de novo banking locations established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Failure to adequately manage the risks associated with our anticipated growth through de novo branching could have an adverse effect on our business, financial condition and results of operations.

We may pursue acquisitions in the future, which could expose us to financial, execution and operational risks that could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

●	the identification of suitable candidates for acquisition;

●	the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;

●	the ability to attract funding to support additional growth within acceptable risk tolerances;

●	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

●	the ability to maintain asset quality;

●	the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition

●	the retention of customers and key personnel, including bankers;

●	the timing and uncertainty associated with obtaining necessary regulatory approvals;

●	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations

●	the ability to successfully integrate acquired businesses; and

●	the maintenance of adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards at acceptable prices. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and value of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and could have an adverse effect on our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.

Interest rate shifts could have an adverse effect on our business, financial condition, results of operations and growth prospects.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2017, 34.7% of our earning assets and 50.7% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2017, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

The markets in which we operate are susceptible to hurricanes and other natural disasters and adverse weather, which could result in a disruption of our operations and increases in loan losses.

A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that could have an adverse effect on our business, financial condition and results of operations.

We earn income by originating residential mortgage loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income.

Historically, we have earned income by originating mortgage loans for sale in the secondary market. A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Fannie Mae and Federal Home Loan Mortgage Corporation, or Freddie Mac, loans. The effects of these disruptions in the secondary market for residential mortgage loans may reappear.

In addition, because government-sponsored entities like Fannie Mae and Freddie Mac, who account for a substantial portion of the secondary market, are governed by federal law, any future changes in laws that significantly affect the activity of these entities could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the federal government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform and their impact on us are difficult to predict. To date, no reform proposal has been enacted.

These disruptions may not only affect us but also the ability and desire of mortgage investors and other banks to purchase residential mortgage loans that we originate. As a result, we may not be able to maintain or grow the income we receive from originating and reselling residential mortgage loans, which would reduce our operating income. Additionally, we may be required to hold mortgage loans that we originated for sale, increasing our exposure to interest rate risk and the value of the residential real estate that serves as collateral for the mortgage loan.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we implement new lines of business, or offer new products and product enhancements as well as new services within our existing lines of business and we will continue to do so in the future. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have an adverse impact on our business, financial condition or results of operations.

A lack of liquidity could impair our ability to fund operations, which could have an adverse effect on our business, financial condition and results of operations.

Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of Atlanta, or Federal Reserve Bank, and the Federal Home Loan Bank of Dallas, or FHLB. We also borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, have an adverse effect on our business, financial condition and results of operations. In addition, because our primary asset at the holding company level is the Bank, our liquidity at the holding company level depends primarily on our receipt of dividends from the Bank. If the Bank is unable to pay dividends to us for any reason, we may be unable to satisfy our holding company level obligations, which include funding operating expenses and debt service.

We have a concentration of deposit accounts with state and local municipalities that is a material source of our funding, and the loss of these deposits or significant fluctuations in balances held by these public bodies could force us to fund our business through more expensive and less stable sources.

As of December 31, 2017, $170.8 million, or approximately 16.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance, which could have an adverse effect on our business, financial condition and results of operations.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Business First Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as the regulators may require from time to time. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Even if we satisfy all applicable regulatory capital minimums, our regulators could ask us to maintain capital levels which are significantly in excess of those minimums. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions, which could have an adverse effect on our business, financial condition and results of operations.

We utilize alternative sources of funding, which may become more expensive or may not be available in the future, which could have an adverse effect on our business, financial condition and results of operations.

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, and Federal Funds Purchased borrowings. As of December 31, 2017, brokered and wholesale deposits comprised 14.8% of our total deposits, and our borrowings comprised 43.7% of our total shareholders’ equity . If these funding sources becomes more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2017, the fair value of our investment securities portfolio was approximately $179.1 million, which included a net unrealized loss of approximately $2.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal controls over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, will require a report by our independent auditors addressing these assessments. Our management may conclude that our internal controls over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal controls over financial reporting are effective. In the future, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or we and our accounting firm may have differences in opinion regarding the applicable requirements. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission, or the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and we may suffer adverse regulatory consequences. There could also be a decline in investor confidence as to the reliability our financial statements, which could result in a decline in the value of our capital stock.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with Generally Accounting Principles Accepted in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments and accounting for stock-based compensation. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our consolidated financial statements which could affect our critical accounting policies and the estimates and assumptions made by management. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, and the terms of any such transaction, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to funding. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result of the misrepresentations. Any of these developments could have an adverse effect on our business, financial condition and results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise have an adverse effect on our business, financial condition and results of operations.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have an adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause an adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as ours, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition and results of operations.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $6.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could have an adverse effect on our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States, and not shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could have an adverse effect on our business, financial condition, results of operations and prospects.

The Board of Governors of the Federal Reserve System, or the Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, and the Louisiana Office of Financial Institutions, or the Louisiana OFI, periodically conduct examinations of various aspects of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us or the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.

Beginning January 1, 2015, we became subject to new rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Banking Supervision. The new rules establish a new regulatory capital standard based on tier 1 common equity, increase the minimum tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, when fully phased in during 2019. The rules also change the manner in which a number of our regulatory capital components are calculated, including deferred tax assets, and the risk weights applicable to certain asset categories. The Basel III rules generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. We have submitted a comprehensive capital plan to our regulators for review. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For additional discussion regarding our capital requirements, please see “Supervision and Regulation - Regulatory Capital Requirements.”

New activities and expansion require regulatory approvals, and failure to obtain them may restrict our growth.

From time to time, we may complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, or CRA, and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact our business plans and restrict our growth.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. To comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

The performance of a financial institution under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If we are unable to maintain at least a “satisfactory” CRA rating, our ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If we receive an overall CRA rating of less than “Satisfactory”, our regulators would not re-evaluate our rating until our next CRA examination, which may not occur for one or more years, and it is possible that a low CRA rating would not improve in the future.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans, increase our risk of liability with respect to such loans, or increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. While historically the states in which we operate have had foreclosure laws that are favorable to lenders, a number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, and we cannot be certain that the states in which we operate will not adopt similar legislation in the future. If new state or federal laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such could have an adverse effect on our business, financial condition and results of operation.

The expanding body of federal, state and local regulations and/or the licensing of loan collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

Loan collection is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan collection activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, it could have an adverse effect on our business, financial condition and results of operation.

In addition, we have sold loans to third parties. In connection with these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

In April 2011 and May 2016, the FDIC, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our customers may be impaired, which could in turn adversely impact our business, financial condition and results of operations.

Increases in FDIC insurance premiums could adversely affect our earnings and results of operations.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank. Under the “source of strength” doctrine, the Federal Reserve may require us to make capital injections into the Bank at times when we may not be inclined to do so and may charge us with engaging in unsafe and unsound practices for failure to commit such resources. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

Such a capital injection may be required at a time when our resources are limited and we may be required to borrow the funds or to raise additional equity capital to make the required capital injection. In the event of our bankruptcy, the bankruptcy trustee will assume any commitment by us to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of our general unsecured creditors, including the holders of any note obligations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2017, our total loans for acquisition, construction, land development and other land equaled 127.5% of the Bank’s total risk-based capital and combined with our total loans secured by multifamily and non-farm non-residential equaled 288.3% of the Bank’s total risk-based capital. We were within the 300.0% regulatory guideline, but outside the 100.0% regulatory guideline due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines.  It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

Risks Associated with our Common Stock

An active, liquid market for our common stock may not develop or be sustained.

As of March 21, 2018, there was no established public market for our common stock. We have applied to have our common stock listed on the NASDAQ Global Select Market, but our application may not be approved. Even if approved, an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could have an adverse effect on the value of our common stock.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

Assuming the presence of a public market for our common stock, the market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

●	changes in economic or business conditions;

●	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;

●	the public reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the number of securities analysts covering us;

●

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

●	changes in market valuations or earnings of companies that investors deem comparable to us;

●	the trading volume of our common stock;

●	future issuances of our common stock or other securities;

●	future sales of our common stock by us or our directors, executive officers or significant shareholders;

●	additions or departures of key personnel;

●	perceptions in the marketplace regarding our competitors and us;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

In particular, the realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future sales of equity securities.

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of March 9, 2018, there are 10,232,495 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

The rights of our common shareholders may be subordinate to any senior indebtedness or preferred stock that we may issue in the future.

Our board of directors has the authority to issue in the aggregate up to 5,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock and any indebtedness, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that we may issue in the future will also be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These include, without limitation, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company until December 31, 2020, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we have declared a quarterly cash dividend on our common stock since the second quarter of 2016, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any outstanding indebtedness or preferred stock we may issue in the future, as we generally be required to make payments on any outstanding indebtedness and outstanding preferred stock before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations that limit our and the Bank’s ability to pay dividends. See “Dividend Policy” and “Supervision and Regulation — Dividends.”

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our articles of incorporation and bylaws, each as amended and restated, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

●	enable our board of directors to issue additional shares of authorized, but unissued capital stock;

●	enable our board of directors, without shareholder approval, to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;

●	enable our board of directors to increase the size of the board and fill the vacancies created by the increase;

●	do not provide for cumulative voting in the election of directors;

●	enable our board of directors to amend our bylaws without shareholder approval;

●

require the vote of holders of at least 80% of the outstanding shares of our capital stock to modify the sections of our articles of incorporation addressing limitation of liability and indemnification of our officers and directors;

●	require the request of holders of at least 25% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

●	establish an advance notice procedure for director nominations and other shareholder proposals; and

●	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares. See “Description of our Capital Stock” and “Supervision and Regulation.”

Securities analysts may not initiate or continue coverage on us.

Subject to the approval of our NASDAQ listing application, the trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and impair our ability to raise capital through future sales of our securities.

An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We relocated our corporate headquarters to downtown Baton Rouge, Louisiana in July 2016. All of our banking offices are located in the State of Louisiana and Dallas, Texas. The following table provides information about all of our banking locations. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

Location	Date Opened	Own/ Lease	Square Footage
Principal Executive Office:
500 Laurel Street Baton Rouge, Louisiana	7/11/2016	Lease	24,347

Banking Centers:
Northwest Louisiana Banking Center 800 Spring Street, Suite 120 Shreveport, Louisiana	8/28/2006	Lease	8,267

Northshore Banking Center 1675 N. Highway 190 Covington, Louisiana	10/18/2007	Lease	4,909

Lafayette Banking Center CDT Plaza 900 East St. Mary Boulevard, Suite 100 Lafayette, Louisiana	5/22/2008	Lease	4,723

Southwest Louisiana Banking Center 728 Ryan Street Lake Charles, Louisiana	3/9/2009	Lease	6,065

Bayou Region Banking Center 435 Corporate Drive, Suite 102 Houma, Louisiana	11/17/2010	Lease	2,800

Location	Date Opened	Own/ Lease	Square Footage
Gonzales Banking Center 1821 West Highway 30 Gonzales, Louisiana	12/18/2008(1)	Own	3,360

Florida Boulevard Banking Center 4944 Florida Street Baton Rouge, Louisiana	4/6/1992(1)	Own	2,167

Jefferson Highway Banking Center 7880 Jefferson Highway Baton Rouge, Louisiana	12/7/2004(1)	Lease	2,330

Perkins Road Banking Center 10725 Perkins Road Baton Rouge, Louisiana	6/9/2003(1)	Lease	4,000

Coursey Boulevard Banking Center 11307 Coursey Boulevard Baton Rouge, Louisiana	11/18/2004(1)	Own	11,092

Zachary Banking Center 1858 Church Street Zachary, Louisiana	12/10/2009(1)	Own	2,868

Denham Springs Banking Center 31635 Louisiana Hwy. 16 Denham Springs, Louisiana	8/16/2005(1)	Own	3,682

Brusly Banking Center 729 South Vaughan Street Brusly, Louisiana	3/26/1979(1)	Own	1,943

Erwinville Banking Center 4610 Poydras Bayou Rd. Erwinville, Louisiana	1/26/1981(1)	Own	750

Port Allen Banking Center 320 North Alexander Ave Port Allen, Louisiana	1/1/1905(1)	Own	21,444

Minden – Homer Road Banking Center 100 MBL Bank Dr. Minden, Louisiana	3/19/2007(2)	Own	16,000

Minden – Main St. Banking Center 415 Main St. Minden, Louisiana	7/26/1999(2)	Lease	1,230

Other:
New Orleans Loan Production Office 3838 N. Causeway Blvd Metairie, Louisiana	9/1/2015	Lease	1,867

Location	Date Opened	Own/ Lease	Square Footage
Wealth Solutions Office 602 Green Street Thibodaux, Louisiana	11/1/2015	Lease	850

Dallas, Texas Loan Production Office 5220 Spring Valley Road, Suite 100 Dallas, Texas	9/1/2017	Lease	3,766

Mandeville Operations Center 1120 N. Causeway Blvd Mandeville, Louisiana	6/26/2017	Own	1,512

(1)Acquired in the merger transaction with AGFC, completed on March 31, 2015.

(2)Acquired in the merger transaction with MBI, completed on January 1, 2018.

ITEM 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 4. Mine Safety Disclosures.

Not applicable.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock. However, we have applied to list our common stock on the NASDAQ Global Select Market under the symbol “BFST” and expect our listing to become effective in the late first quarter or early second quarter of 2018. American Stock Transfer & Trust Company, LLC acts as register and transfer agent for our shares of common stock.

From time to time, we become aware of trades of shares of our common stock. The following table sets forth the high and low sales prices (to the extent known to our management) for trades of our common stock and the cash dividends declared per share for the periods shown:

By Quarter 2016	High	Low	Cash Dividend Per Share
First	$15.00	$10.00	$—
Second	$16.00	$16.00	$0.05
Third	$16.00	$9.00	$0.05
Fourth	$16.00	$13.75	$0.05

By Quarter 2017	High	Low	Cash Dividend Per Share
First	$16.50	$13.50	$0.05
Second	$14.00	$14.00	$0.06
Third	$15.46	$15.00	$0.06
Fourth	$20.00	$20.00	$0.06

Common Stock

As of March 9, 2018, there were 10,232,495 issued and outstanding shares of our common stock held of record by approximately 889 shareholders. In addition, we had outstanding warrants to purchase 87,625 shares of our common stock, which were issued to our organizers in connection with our organization. All outstanding warrants have an exercise price of $10.00 per share and effective February 1, 2016 were extended to expire on February 2, 2019.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2017, we had 831,080 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2017, there were no awards issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2017 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	831,080	$12.73	500,000
Equity compensation plans not approved by security holders	87,625	10.00	—
Total equity compensation plans	918,705	$12.47	500,000

Recent Sales of Unregistered Securities

On October 12, 2017, we completed the issuance and sale of 3,299,925 shares of our common stock in a private placement offering at a price of $20.00 per share. Stephens Inc. served as the sole placement agent and underwriter for the private placement. The shares were sold to certain institutional investors and certain other accredited investors. The aggregate offering price totaled $66.0 million, and the aggregate placement agent fee and commission was $3.3 million. The Private Placement shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Regulation D of the Commission promulgated under the Securities Act, and, as a result, the private placement shares may not be offered or sold in the United States absent a registration statement or exemption from registration. The net proceeds of the Private Placement were used to partially fund our acquisition of MBI and for general corporate purposes.

In connection with the private placement, the Company entered into registration rights agreement with the participating institutional investors, which provide for the mandatory registration and listing of the shares sold in the private placement. Pursuant to the terms of the registration rights agreements, we filed a Registration Statement on Form S-3 with the SEC on February 15, 2018, and have applied to have our common stock listed on the NASDAQ Global Select Market under the symbol “BFST.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 31, 2016, our board of directors approved a resolution authorizing management to repurchase a limited number of shares of our common stock prior to March 31, 2017. The authorization to repurchase shares through privately negotiated transactions in any calendar quarter is subject to a number of conditions and is limited to a number of shares having a maximum aggregate repurchase price equal to $1.0 million. On March 30, 2017, this delegated authority was renewed for an additional 12-month period to March 31, 2018. There were no equity securities repurchased during the fourth quarter 2017.

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2016 to December 31, 2017 and its results of operations for the year ended December 31, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of nineteen offices, including sixteen full-service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As of December 31, 2017, we had total assets of $1.3 billion, total loans of $975.5 million, total deposits of $1.1 billion, and total shareholders’ equity of $179.9 million.

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

Acquisition of American Gateway Financial Corporation

While we continue to prioritize organic growth, we also seek to capitalize upon other opportunities as they arise. After the close of business on March 31, 2015, we merged with American Gateway Financial Corporation (“AGFC”), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with us and ten former American Gateway Bank branches were added to our branch network. Total assets acquired were $371.5 million, which included loans of $143.2 million and securities available for sale of $108.4 million, and deposits of $283.3 million were assumed in the transaction. Shareholders of AGFC received merger consideration of $10.00 in cash and 11.88 shares of our common stock in exchange for each share of AGFC common stock.

Private Placement and Acquisition of Minden Bancorp, Inc.

On October 5, 2017, we entered into a definitive agreement to acquire Minden Bancorp, Inc., or MBI, and its banking subsidiary MBL Bank. In connection with the acquisition of MBI, on October 12, 2017 we completed the issuance and sale of 3,299,925 shares of our common stock in a private placement offering at a price of $20.00 per share. The aggregate offering price totaled $66.0 million, and the aggregate placement agent fee and commission was $3.3 million.

The acquisition of MBI was consummated on January 1, 2018. At December 31, 2017, MBI had $315.4 million in total assets, $193.3 million in net loans, $264.0 million in total deposits, and $28.5 million in total shareholders’ equity. Because the acquisition of MBI was consummated subsequently to the year ended December 31, 2017, the financial information and statements contained in this Annual Report on Form 10-K do not reflect the consummation of the transaction; however, the effect of the $62.5 net proceeds we received as a result of the private placement on October 12, 2017 is reflected.

Financial Highlights

The financial highlights for the year ended December 31, 2017 include:

•	Total assets of $1.3 billion, a $215.4 million or 19.5% increase from December 31, 2016.

•	Total loans of $975.5 million, a $164.4 million or 20.3% increase from December 31, 2016.

•	Total deposits of $1.1 billion, a $122.7 million or 13.2% increase from December 31, 2016.

•	Net income for the year ended December 31, 2017 of $4.8 million, a $263,000 or 5.1% decrease from the year ended December 31, 2016.

•	Net interest income of $44.4 million for the year ended December 31, 2017, a $6.8 million or 18.0% increase from the year ended December 31, 2016.

•	An allowance for loan and lease losses of 0.90% of total loans held for investment and a ratio of non-performing loans to total loans held for investment of 1.30% as of December 31, 2017.

•	Return on average assets of 0.40% for the year ended December 31, 2017.

•	Return on average equity of 3.68% for the year ended December 31, 2017.

•	Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 13.53%, 14.49%, 14.49% and 15.23%, respectively as of December 31, 2017.

•	Book value per share of $17.58 as of December 31, 2017, an increase of 7.1% from $16.42 at December 31, 2016.

Results of Operations for the Years Ended December 31, 2017 and 2016

Performance Summary

For the year ended December 31, 2017, net income was $4.8 million, or $0.63 per basic share and $0.61 per diluted share, compared to net income of $5.1 million, or $0.73 per basic share and $0.70 per diluted share, for the year ended December 31, 2016. The decrease for the year ended December 31, 2017, compared to the same time period in 2016, can primarily be attributed to (1) replenishing our loan loss provision during the 4th quarter 2017 in the amount of $2.2 million after recognizing impairment on two loan relationships which were both a number of years old and related to the energy industry; (2) the short-term effect on earnings from the timing of the receipt and deployment of the October 2017 private placement offering proceeds where we raised gross proceeds of $66.0 million that were used to fund our acquisition of Minden Bancorp, Inc and its subsidiary, MBL Bank, after the year ended December 31, 2017; and (3) the additional $1.7 million income tax expense recognized as a result of the December 22, 2017 enactment of the Tax Cuts and Jobs Act where we were required to write-down the value of our net deferred tax assets as a result of the new corporate tax rate structure. Return on average assets decreased to 0.40% for the year ended December 31, 2017 from 0.45% for the year ended December 31 2016. Return on average equity decreased to 3.68% for the year ended December 31, 2017, as compared to 4.42% for the year ended December 31, 2016.

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

For the year ended December 31, 2017, net interest income totaled $44.4 million, and net interest margin and net interest spread were 4.01% and 3.77%, respectively. For the year ended December 31, 2016 net interest income totaled $37.6 million and net interest margin and net interest spread were 3.64% and 3.46%, respectively. The positive change in net interest margin and net interest spread was primarily due to the sale of a 98% participation interest in two of our impaired credits acquired from AGFC, and to a lesser extent, to the change in the rate environment. Excluding the $2.8 million purchase discount included in interest income which was recognized upon the two sales of a 98% participation interest during the year ended December 31, 2017, net interest margin and net interest spread were 3.76% and 3.52%, respectively, with an average yield on our loan portfolio of 5.03% and an average yield on total interest-earning assets of 4.42%, compared to an average yield on our loan portfolio of 4.96% and an average yield on total interest-earning assets of 4.20% for the year ended December 31, 2016.  In addition, we experienced an overall increase in cost of funds of 16 basis points for the same period. While we experienced significant growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2017 and 2016, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Years Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$890,683	$47,516	5.33%	$795,625	$39,468	4.96%
Securities available for sale	195,211	3,829	1.96%	211,351	3,781	1.79%
Interest-bearing deposits in other banks	20,229	256	1.27%	25,642	169	0.66%
Total interest-earning assets	1,106,123	51,601	4.67%	1,032,618	43,418	4.20%
Allowance for loan losses	(8,773)			(7,453)
Noninterest-earning assets	102,438			102,608
Total assets	$1,199,788	$51,601		$1,127,773	$43,418
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$733,264	$6,328	0.86%	$723,996	$5,152	0.71%
Advances from FHLB	65,513	737	1.12%	53,516	561	1.05%
Other borrowings	6,609	164	2.48%	6,436	113	1.76%
Total interest-bearing liabilities	805,386	7,229	0.90%	783,948	5,826	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	254,765			221,047
Other liabilities	7,891			7,141
Total noninterest-bearing liabilities	262,656			228,188
Shareholders’ equity	131,746			115,637
Total liabilities and shareholders’ equity	$1,199,788			$1,127,773
Net interest rate spread(1)			3.77%			3.46%
Net interest income		$44,372			$37,592
Net interest margin(2)			4.01%			3.64%
(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2017 compared to the Year ended December 31, 2016
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,072	$2,976	$8,048
Securities available for sale	(317)	365	48
Interest-earning deposits in other banks	(69)	156	87
Total increase (decrease) in interest income	$4,686	$3,497	$8,183
Interest-bearing liabilities:
Interest-bearing deposits	$80	$1,096	$1,176
Advances from FHLB	135	41	176
Other borrowings	4	47	51
Total increase (decrease) in interest expense	219	1,184	1,403
Increase (decrease) in net interest income	$4,467	$2,313	$6,780

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $4.2 million and $1.2 million for of the years ended December 31, 2017 and 2016, respectively. The higher provision during the year ended December 31, 2017 was as a result of a $2.2 million addition to the reserve during the 4th quarter 2017 after recognizing impairment on two loan relationships related to the energy industry, and an overall increase in our general reserves related to our exposures in the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,109	$2,033	$76
Debit card fee income	652	619	33
Automated Teller Machine (“ATM”) fees	193	183	10
Bank-owned life insurance income	632	789	(157)
Gain on sales of investment securities	31	232	(201)
Brokerage commissions	957	657	300
Mortgage origination income	204	160	44
Correspondent bank income	331	204	127
Pass-through income (loss) from SBIC partnerships	190	(44)	234
Rental income	301	50	251
Gain (Loss) on sales of other real estate owned	(276)	168	(444)
Other	294	370	(76)
Total noninterest income	$5,618	$5,421	$197

Noninterest income for the year ended December 31, 2017 increased $197,000 or 3.6% to $5.6 million compared to noninterest income of $5.4 million for the same period in 2016. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Bank-owned life insurance (“BOLI”) income. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $632,000 for the year ended December 31, 2017 as compared to $789,000 for the same time period in 2016, a decrease of $157,000. The decrease was primarily due to receipt of a death benefit related to a former AGFC employee during 2016.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $957,000 and $657,000 for the years ended December 31, 2017 and 2016, respectively. The increase of $300,000 or 45.7% for the year ended December 31, 2017, compared to the same time period in 2016, was primarily due to recruiting a 4-person advisory team in 2016 and completing the conversion of their book of business from the prior broker-dealer to Business First.

Correspondent bank income. During the first half of 2016, we renegotiated certain of our correspondent banking relationships and received earnings credit income of $331,000 and $204,000 for the years ended December 31, 2017 and 2016, respectively.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the Small Business Administration (“SBA”), and small business borrowers. During 2016, the programs in which we have invested venture capital were still primarily in the start-up phase. Those programs are maturing and becoming profitable in 2017. Pass-through income from SBIC partnerships was $190,000 for the year ended December 31, 2017, compared to a loss of $44,000 for the same time period in 2016.

Rental income. We receive rental income from our other real estate owned and from the sublease of our former corporate offices. Rental income totaled $301,000 and $50,000 for the years ended December 31, 2017 and 2016, respectively. The increase of $251,000 was from the receipt of net rental income of $116,000 upon the disposition of one of our other real estate owned properties which we have held since April 2013, and from an additional sublease of space in our former corporate offices.

Gain (loss) on sales of other real estate owned. We incurred a net loss of $276,000 and a net gain of $168,000 on the sale of other real estate owned during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, a loss of $335,000 was incurred on the disposal of a single property we have held since April 2013.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$21,482	$19,471	$2,011
Non-staff expenses:
Occupancy of bank premises	2,674	2,428	246
Depreciation and amortization	1,457	1,577	(120)
Data processing	1,537	1,528	9
FDIC assessment fees	803	748	55
Legal and other professional fees	1,159	1,806	(647)
Advertising and promotions	1,193	1,253	(60)
Utilities and communications	981	1,004	(23)
Ad valorem shares tax	804	650	154
Directors’ fees	400	337	63
Other real estate owned expenses and write-downs	50	221	(171)
Other	4,262	4,046	216
Total noninterest expense	$36,802	$35,069	$1,733

Noninterest expense for the year ended December 31, 2017 increased $1.7 million or 4.9% to $36.8 million compared to noninterest expense of $35.1 million for the same period in 2016. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $21.5 million for the year ended December 31, 2017, an increase of $2.0 million or 10.3% compared to the same period in 2016. The increase was primarily due to promotions and additional hires for new positions, our merit increase cycle, and higher commissions paid as a result of the increase in our brokerage services activity. As of December 31, 2017, we had 219 full-time equivalent employees. Salaries and employee benefits included stock-based compensation income of $134,000 and expense of $456,000 for the years ended December 31, 2017 and 2016, respectively. We had net stock-based compensation income for the year ended December 31, 2017 due to the forfeiture of vested stock options for certain employees in excess of restricted stock awards, stock grants and the expense associated with extending the options expiring in 2017. Net stock-based compensation expense for the year ended December 31, 2016 includes the cost associated with extending the warrants and options expiring in 2016.

Occupancy of bank premises. Expense associated with occupancy of premises was $2.7 million for the year ended December 31, 2017 and $2.4 million for the same period in 2016. The increase of $246,000 for the year ended December 31, 2017, compared to the same period in 2016, may be attributed primarily to increased rent expense due to new lease commitments as a result of the third quarter 2016 relocation of our corporate offices to downtown Baton Rouge and entering into the Dallas, Texas market in 2017.

Depreciation and amortization. Depreciation and amortization costs were $1.5 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $1.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. The amortization of intangible assets was $276,000 for both of the years ended December 31, 2017 and 2016, respectively.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.2 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively. The decrease of $647,000 for the year ended December 31, 2017 was primarily due to the fees incurred in 2016 in our defense of the litigation related to the dissenting former AGFC shareholders who exercised their statutory rights of appraisal.

Directors’ fees. Directors’ fees were $400,000 and $337,000 for the years end ended December 31, 2017 and 2016, respectively. The increase was primarily due to the March 31, 2017 issuance of an aggregate 4,410 shares of our common stock valued at $75,000 to our non-employee directors as non-cash compensation for their board service to Business First.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $216,000 for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to additional workout and collection related expenses incurred with the 4th quarter 2017 impairment of two energy sector loan relationships, as well as $129,000 of merger related costs incurred in conjunction with our acquisition of MBI after the close of business on December 31, 2017.

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

For the year ended December 31, 2017, income tax expense totaled $4.1 million, an increase of $2.5 million or 154.4% compared to $1.6 million for the same period in 2016. Included in the provision for income taxes for the year ended December 31, 2017 is $1.7 million recognized as a result of the December 22, 2017 enactment of the Tax Cuts and Jobs Act where we were required to write-down the value of our net deferred tax assets due to the new corporate tax rate structure. Excluding this additional provision, income tax expense for the year ended December 31, 2017 was $2.4 million, compared to $1.6 million for the prior year period. After taking into consideration the adjustment to our deferred taxes, our effective tax rate for the years ended December 31, 2017 and 2016 was 27.2% and 24.0%, respectively. Our effective tax rate for both years was affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $215.4 million or 19.5% from $1.1 billion as of December 31, 2016 to $1.3 billion as of December 31, 2017. Our asset growth was primarily driven by loan and deposit growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in Louisiana and Texas. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2017, total loans, including mortgage loans held for sale, were $975.5 million, an increase of $164.4 million compared to $811.1 million as of December 31, 2016. The increase was primarily due to our continued loan penetration in our primary market areas, which was spearheaded by our Northwest Louisiana market and our loan production offices in New Orleans and Dallas. Total loans include $201,000 and $180,000 in loans classified as loans held for sale as of December 31, 2017 and 2016, respectively.

Total loans as a percentage of deposits were 92.4% and 87.0% as of December 31, 2017 and 2016, respectively. Total loans as a percentage of assets were 73.8% and 73.3% as of December 31, 2017 and 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$254,427	26.1%	$213,120	26.3%
Real estate:
Construction and land	143,535	14.7%	94,426	11.6%
Farmland	10,480	1.1%	9,217	1.1%
1-4 family residential	157,505	16.2%	129,052	15.9%
Multi-family residential	20,717	2.1%	22,737	2.8%
Nonfarm nonresidential	337,699	34.6%	298,057	36.8%
Consumer	50,921	5.2%	44,342	5.5%
Total loans held for investment	$975,284	100%	$810,951	100%

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

Commercial loans increased $41.3 million or 19.4% to $254.4 million as of December 31, 2017 from $213.1 million as of December 31, 2016. The increase in lending activity was due the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and Texas and are generally diverse in terms and type.

Construction and land loans increased $49.1 million or 52.0% to $143.5 million as of December 31, 2017 from $94.4 million as of December 31, 2016. The increase may be attributable to the improving economy and pent up demand for housing.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $28.5 million or 22.0% to $157.5 million as of December 31, 2017 from $129.1 million as of December 31, 2016. This increase resulted from both the conversion of residential construction to in-house financed owner-occupied term debt and new financing of existing 1-4 family residential.

Nonfarm nonresidential. Nonfarm nonresidential loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout Louisiana and Texas and are generally diverse in terms and type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Nonfarm nonresidential loans increased $39.6 million or 13.3% to $337.7 million as of December 31, 2017 from $298.1 million as of December 31, 2016. The increase was primarily driven by the expansion of existing relationships and growth in our newer markets, New Orleans and Dallas.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$89,665	$130,517	$34,245	$254,427
Real estate:
Construction and land	59,003	59,109	25,423	143,535
Farmland	1,265	6,919	2,296	10,480
1-4 family residential	21,564	56,763	79,178	157,505
Multi-family residential	1,643	7,323	11,751	20,717
Nonfarm nonresidential	36,638	155,602	145,459	337,699
Consumer	10,362	29,191	11,368	50,921
Total loans held for investment	$220,140	$445,424	$309,720	$975,284
Amounts with fixed rates	$87,703	$299,688	$216,251	$603,642
Amounts with floating rates	$132,437	$145,736	$93,469	$371,642

	As of December 31, 2016
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$76,596	$98,037	$38,487	$213,120
Real estate:
Construction and land	45,403	39,346	9,677	94,426
Farmland	779	5,973	2,465	9,217
1-4 family residential	14,509	51,557	62,986	129,052
Multi-family residential	12,335	5,268	5,134	22,737
Nonfarm nonresidential	30,371	120,082	147,604	298,057
Consumer	14,560	23,437	6,345	44,342
Total loans held for investment	$194,553	$343,700	$272,698	$810,951
Amounts with fixed rates	$81,929	$252,718	$176,540	$511,187
Amounts with floating rates	$112,624	$90,982	$96,158	$299,764

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $12.9 million and $8.5 million in nonperforming assets as of December 31, 2017 and 2016, respectively. We had $12.7 million in nonperforming loans as of December 31, 2017 compared to $7.3 million as of December 31, 2016. The increase in nonperforming assets and nonperforming loans from December 31, 2016 to December 31, 2017 is primarily attributed to the oil and gas / energy sector and commercial real estate.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31, 2017 (Dollars in thousands)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans	$12,535	$7,126
Accruing loans 90 or more days past due	132	168
Total nonperforming loans	12,667	7,294
Nonaccrual debt securities	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	227	1,187
Residential real estate	—	—
Total other real estate owned	227	1,187
Total nonperforming assets	$12,894	$8,481
Restructured loans-nonaccrual	$2,008	$816
Restructured loans-accruing	$1,052	$5,115
Ratio of nonperforming loans to total loans held for investment	1.30%	0.90%
Ratio of nonperforming assets to total assets	0.98%	0.77%

	As of December 31, 2017 (Dollars in thousands)	As of December 31, 2016 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$92	$243
1-4 family residential	2,429	2,721
Multi-family residential	—	—
Nonfarm nonresidential	5,935	1,201
Commercial	3,638	2,763
Consumer	441	198
Total	$12,535	$7,126

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

Credits rated doubtful have all the weaknesses inherent in those rated substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table summarizes our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	—	—	—	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	—	40	—	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

	As of December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$92,951	$932	$300	$243	$94,426
Farmland	9,217	—	—	—	9,217
1-4 family residential	118,891	4,782	2,658	2,721	129,052
Multi-family residential	22,685	—	52	—	22,737
Nonfarm nonresidential	280,398	14,531	1,927	1,201	298,057
Commercial	186,197	16,783	7,377	2,763	213,120
Consumer	43,414	505	225	198	44,342
Total	$753,753	$37,533	$12,539	$7,126	$810,951

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

As of December 31, 2017, the allowance for loan losses totaled $8.8 million or 0.90% of total loans held for investment. As of December 31, 2016, the allowance for loan losses totaled $8.2 million or 1.01% of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31, 2017 (Dollars in thousands)	As of December 31, 2016 (Dollars in thousands)
Average loans outstanding	$890,683	$795,625
Gross loans held for investment outstanding at end of period	$975,284	$810,951
Allowance for loan losses at beginning of period	8,162	7,244
Provision for loan losses	4,237	1,220
Charge-offs:
Real estate:
Construction, land and farmland	2	484
Residential	184	162
Nonfarm non-residential	617	473
Commercial	2,945	667
Consumer	36	3
Total charge-offs	3,784	1,789
Recoveries:
Real estate:
Construction, land and farmland	1	10
Residential	48	140
Nonfarm non-residential	23	1,258
Commercial	40	33
Consumer	38	46
Total recoveries	150	1,487
Net charge-offs	3,634	302
Allowance for loan losses at end of period	$8,765	$8,162
Ratio of allowance to end of period loans held for investment	0.90%	1.01%
Ratio of net charge-offs to average loans	0.41%	0.04%

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

	As of December 31, 2017		As of December 31, 2016
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$1,421	16.2%	$933	11.4%
Farmland	76	0.9%	75	0.9%
1-4 family residential	1,284	14.7%	1,228	15.1%
Multi-family residential	144	1.6%	172	2.1%
Nonfarm nonresidential	2,323	26.5%	2,314	28.4%
Total real estate	5,248	59.9%	4,722	57.9%
Commercial	3,147	35.9%	3,039	37.2%
Consumer	370	4.2%	401	4.9%
Total allowance for loan losses	$8,765	100%	$8,162	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2017, the carrying amount of investment securities totaled $179.1 million, a decrease of $19.2 million or 9.7% compared to $198.3 million as of December 31, 2016. Securities represented 13.6%, and 17.9% of total assets as of December 31, 2017 and 2016, respectively.

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

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,008	$13	$68	$8,953
Corporate bonds	13,074	59	92	13,041
Municipal securities	76,553	353	427	76,479
Mortgage-backed securities	81,763	2	1,824	79,941
Other securities	831	—	97	734
Total	$181,229	$427	$2,508	$179,148

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$7,580	$36	$50	$7,566
Corporate bonds	11,148	31	52	11,127
Municipal securities	80,559	210	1,133	79,636
Mortgage-backed securities	101,766	20	2,414	99,372
Other securities	820	—	179	641
Total	$201,873	$297	$3,828	$198,342

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2017, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$1,004	0.96%	$1,000	1.11%	$6,949	2.46%	$—	—%	$8,953	2.14%
Corporate bonds	—	—%	6,580	2.73%	6,461	4.28%	—	—%	13,041	3.50%
Municipal securities	7,651	1.52%	34,373	1.92%	17,434	2.27%	17,021	2.74%	76,479	2.14%
Mortgage-backed securities	12	0.20%	6,033	1.67%	39,619	1.50%	34,277	1.93%	79,941	1.70%
Other securities	—	—%	—	—%	—	—%	734	3.03%	734	3.03%
Total	$8,667	1.46%	$47,986	1.98%	$70,463	2.04%	$52,032	2.21%	$179,148	2.05%

	As of December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,025	1.03%	$5,541	2.42%	$—	—%	$7,566	2.05%
Corporate bonds	—	—%	6,525	2.26%	4,602	1.99%	—	—%	11,127	2.15%
Municipal securities	7,348	1.78%	35,213	1.74%	19,806	2.26%	17,269	2.53%	79,636	2.04%
Mortgage-backed securities	1	2.24%	4,571	1.77%	30,550	1.33%	64,250	1.62%	99,372	1.54%
Other securities	—	—%	—	—%	—	—%	641	2.34%	641	2.34%
Total	$7,349	1.78%	$48,334	1.78%	$60,499	1.78%	$82,160	1.82%	$198,342	1.80%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.78 years with an estimated effective duration of 41.19 months as of December 31, 2017.

As of December 31, 2017 and 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2017 were $1.1 billion, an increase of $122.7 million or 13.2% compared to $932.8 million as of December 31, 2016. Deposit growth was primarily due to an increased awareness at the market level through a specific deposit incentive plan launched in Q3 of 2017,  an increase in the offering rate on interest-bearing demand accounts and certificates of deposit, and continued focus on non-interest-bearing demand deposit accounts.  Each of those are important in order to attract and retain deposit customers and thereby continue deposit penetration in our primary market area.

Noninterest-bearing deposits as of December 31, 2017 were $264.6 million compared to $223.7 million as of December 31, 2016, an increase of $40.9 million or 18.3%.

Average deposits for the year ended December 31, 2017 were $988.0 million, an increase of $43.0 million or 4.5% over the full year average for the year ended December 31, 2016 of $945.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.71% for the year ended December 31, 2016 to 0.86% for the year ended December 31, 2017. The increase in average rates was driven by a strategic increase in the pricing of interest-bearing demand accounts and certificates of deposit in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.64% for the year ended December 31, 2017 and 0.55% for the year ended December 31, 2016.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$35,258	0.65%	$36,200	0.19%
Negotiable order of withdrawal (“NOW”) accounts	116,296	0.25%	109,763	0.24%
Limited access money market accounts and savings	236,766	0.51%	241,577	0.41%
Certificates and other time deposits > $250k	75,801	1.55%	55,678	1.33%
Certificates and other time deposits < $250k	269,143	1.27%	280,778	1.10%
Total interest-bearing deposits	733,264	0.86%	723,996	0.71%
Noninterest-bearing demand accounts	254,765	—%	221,047	—%
Total deposits	$988,029	0.64%	$945,043	0.55%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2017 and 2016 was 25.8% and 23.4%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of December 31, 2017	As of December 31, 2016
	(Dollars in thousands)
1 year or less	$52,402	$54,866
More than 1 year but less than 3 years	21,198	9,451
3 years or more but less than 5 years	16,930	9,029
5 years or more	—	—
Total	$90,530	$73,346

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships is discussed below.

 FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2017 and 2016, total borrowing capacity of $399.5 million and $321.1 million, respectively, was available under this arrangement and $75.0 million and $47.1 million, respectively, was outstanding with a weighted average stated interest rate of 1.96% as of December 31, 2017 and 2.64% as of December 31, 2016. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

As a result of the merger with AGFC, we assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition which totaled $41.2 million, resulting in a market value adjustment of $2.0 million which was accreted over the life of the respective advances as a reduction of interest expense on borrowings.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2017
Amount outstanding at year-end	$75,000
Weighted average stated interest rate at year-end	1.96%
Maximum month-end balance during the year	$75,000
Average balance outstanding during the year	$65,513
Weighted average interest rate during the year	1.13%

December 31, 2016
Amount outstanding at year-end	$47,064
Weighted average stated interest rate at year-end	2.64%
Maximum month-end balance during the year	$80,973
Average balance outstanding during the year	$53,516
Weighted average interest rate during the year	1.05%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016 we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million and $3.0 million at December 31, 2017 and 2016, respectively. The advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% at December 31, 2017 and 2016, respectively, and adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee Bank National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
December 31, 2017
Amount outstanding at year-end	$2,700
Weighted average stated interest rate at year-end	4.25%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,924
Weighted average interest rate during the year	3.98%

December 31, 2016
Amount outstanding at year-end	$3,000
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$910
Weighted average interest rate during the year	3.54%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both December 31, 2017 and 2016. This line of credit bears a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% at December 31, 2017 and 2016, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and will mature on September 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
December 31, 2017
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	4.25%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$862
Weighted average interest rate during the year	3.98%

December 31, 2016
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	3.75%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$24
Weighted average interest rate during the year	3.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2017:

(Dollars in Thousands)
FNBB	$30,000
The Independent Bankers Bank	$25,000
Compass Bank	$22,500
FTN	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2017
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$190
Weighted average interest rate during the year	1.72%

December 31, 2016
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$2,385
Average balance outstanding during the year	$544
Weighted average interest rate during the year	1.35%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2017 and 2016, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2017 and 2016, we maintained six lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $113.5 million and $109.5 million as of December 31, 2017 and 2016, respectively. There were no funds under these lines of credit outstanding as of December 31, 2017 and 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.2 billion and $1.1 billion for the years ended December 31, 2017 and 2016, respectively.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	21.2%	19.6%
Interest-bearing	61.1%	64.2%
Advances from FHLB	5.5%	4.7%
Other borrowings	0.5%	0.6%
Other liabilities	0.7%	0.6%
Shareholders’ equity	11.0%	10.3%
Total	100%	100%

Uses of Funds:
Loans	73.5%	69.9%
Securities available for sale	16.3%	18.7%
Interest-bearing deposits in other banks	1.7%	2.3%
Other noninterest-earning assets	8.5%	9.1%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	25.8%	23.4%
Average loans to average deposits	90.1%	84.2%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 11.9% for the year ended December 31, 2017 compared to the same period in 2016. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.78 years and an effective duration of 41.19 months as of December 31, 2017 and a weighted average life of 4.76 years and an effective duration of 44.72 months as of December 31, 2016.

As of December 31, 2017, we had outstanding $256.9 million in commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $196.2 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature other than  our acquisition of MBI.  As of December 31, 2017, we had cash and cash equivalents of $107.6 million.

Capital Resources

Total shareholders’ equity increased to $179.9 million as of December 31, 2017, compared to $113.6 million as of December 31, 2016, an increase of $66.4 million or 58.5%. This increase was primarily the result of the $62.5 million net proceeds raised from our fourth quarter 2017 private placement offering and $4.8 million in net income, net of the funds returned to our shareholders through quarterly dividends.

We commenced the payment of quarterly dividends in the second quarter of 2016 based upon the previous quarter’s financial performance. On January 18, 2018, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2017 in the amount of $0.06 per share to the common shareholders of record as of February 15, 2018. The dividend was paid on February 28, 2018.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2017 and 2016, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of December 31, 2017		As of December 31, 2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$181,565	15.23%	$115,437	11.63%
Tier 1 capital (to risk weighted assets)	172,800	14.49%	107,275	10.81%
Common Equity Tier 1 capital (to risk weighted assets)	172,800	14.49%	107,275	10.81%
Tier 1 Leveraged capital (to average assets)	172,800	13.53%	107,275	9.67%

Business First Bank
Total capital (to risk weighted assets)	$120,806	10.24%	$117,909	11.89%
Tier 1 capital (to risk weighted assets)	112,041	9.50%	109,747	11.07%
Common Equity Tier 1 capital (to risk weighted assets)	112,041	9.50%	109,747	11.07%
Tier 1 Leveraged capital (to average assets)	112,041	8.78%	109,747	9.91%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings”.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2017 and 2016 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $75.0 million and $47.1 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.96% and 2.64%, respectively, and maturities ranging from 2018 through 2022. The advance under the FNBB long-term borrowing totaled $2.7 million and $3.0 million at December 31, 2017 and 2016, respectively. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.25% and 3.75% at December 31, 2017 and 2016, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both December 31, 2017 and 2016. This line of credit was secured by a pledge of and security interest in the common stock our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.25% and 3.75% at December 31, 2017 and 2016, respectively. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018.

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,354	$3,403	$2,150	$5,282	$13,189
Time deposits	252,493	67,298	34,468	150	354,409
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	1,939	—	—	—	1,939
Standby and commercial letters of credit	5,107	4,385	—	—	9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$440,324	$163,993	$73,362	$36,781	$714,460

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,591	$2,781	$1,776	$5,154	$11,302
Time deposits	239,062	77,963	20,937	250	338,212
Advances from FHLB	32,064	15,000	—	—	47,064
Advances from FNBB	1,162	600	600	1,500	3,862
Securities sold under agreements to repurchase	2,720	—	—	—	2,720
Standby and commercial letters of credit	9,439	3,081	18	—	12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$386,242	$171,708	$26,740	$27,209	$611,899

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

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,107	$4,385	$—	$—	$9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$137,376	$92,692	$6,144	$30,149	$266,361

	As of December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$9,439	$3,081	$18	$—	$12,538
Commitments to extend credit	100,204	72,283	3,409	20,305	196,201
Total	$109,643	$75,364	$3,427	$20,305	$208,739

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	3.00%	(3.54%)	3.80%	(9.03%)
+200	1.50%	(2.53%)	3.60%	(5.27%)
+100	0.30%	(0.11%)	2.60%	(2.73%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(2.20%)	(1.28%)	0.20%	0.16%

The results are primarily due to the balance sheet mix and behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$179,935	$113,559	$112,449	$78,845
Adjustments:
Goodwill	(6,824)	(6,824)	(3,376)	—
Core deposit and other intangibles	(2,003)	(2,279)	(2,555)	—
Total tangible common equity	$171,108	$104,456	$106,518	$78,845
Common shares outstanding(1)	10,232,495	6,916,673	7,035,913	5,314,925
Book value per common share	$17.58	$16.42	$15.98	$14.83
Tangible book value per common share	$16.72	$15.10	$15.14	$14.83

(1)

Excludes the dilutive effect, if any, of 918,705, 1,086,105, 1,040,905 and 1,041,245 shares of common stock issuable upon exercise of outstanding stock options and warrants as of December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$179,935	$113,559	$112,449	$78,845
Adjustments:
Goodwill	(6,824)	(6,824)	(3,376)	—
Core deposit and other intangibles	(2,003)	(2,279)	(2,555)	—
Total tangible common equity	$171,108	$104,456	$106,518	$78,845
Tangible Assets
Total assets	$1,321,256	$1,105,841	$1,076,089	$684,502
Adjustments:
Goodwill	(6,824)	(6,824)	(3,376)	—
Core deposit and other intangibles	(2,003)	(2,279)	(2,555)	—
Total tangible assets	$1,312,429	$1,096,738	$1,070,158	$684,502
Common Equity to Total Assets	13.6%	10.3%	10.4%	11.5%
Tangible Common Equity to Tangible Assets	13.0%	9.5%	10.0%	11.5%

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2017 and 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location, throughout the state of Louisiana and Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

We have served as the Company’s auditor since 2006.

Baton Rouge, Louisiana

March 8, 2018

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2017	2016
ASSETS
Cash and Due from Banks	$107,591	$42,173
Federal Funds Sold	8,820	2,556
Securities Available for Sale, at Fair Values	179,148	198,342
Mortgage Loans Held for Sale	201	180
Loans and Lease Receivable, Net of Allowance for Loan Losses of $8,765 in 2017 and $8,162 in 2016	966,519	802,789
Premises and Equipment, Net	8,780	9,281
Accrued Interest Receivable	4,110	3,384
Other Equity Securities	8,627	6,120
Other Real Estate Owned	227	1,187
Cash Value of Life Insurance	23,200	22,567
Goodwill	6,824	6,824
Core Deposit Intangible	2,003	2,279
Other Assets	5,206	8,159
Total Assets	$1,321,256	$1,105,841

LIABILITIES
Deposits:
Noninterest Bearing	$264,646	$223,705
Interest Bearing	790,887	709,090
Total Deposits	1,055,533	932,795
Securities Sold Under Agreements to Repurchase	1,939	2,720
Short Term Borrowings	862	862
Long Term Borrowings	2,700	3,000
Federal Home Loan Bank Borrowings	75,000	47,064
Accrued Interest Payable	890	920
Other Liabilities	4,397	4,921
Total Liabilities	1,141,321	992,282

Commitments and Contingencies (See Notes 18, 20 and 23)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 10,232,495 and 6,916,673 Shares Issued and Outstanding at December 31, 2017 and 2016, respectively	10,232	6,917
Additional Paid-in Capital	144,172	85,133
Retained Earnings	27,175	23,839
Accumulated Other Comprehensive Loss	(1,644)	(2,330)
Total Shareholders' Equity	179,935	113,559
Total Liabilities and Shareholders' Equity	$1,321,256	$1,105,841

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Interest Income:
Interest and Fees on Loans	$47,516	$39,468	$35,244
Interest and Dividends on Securities	3,829	3,781	3,186
Interest on Federal Funds Sold and Due From Banks	256	169	187
Total Interest Income	51,601	43,418	38,617

Interest Expense:
Interest on Deposits	6,328	5,152	3,858
Interest on Borrowings	901	674	609
Total Interest Expense	7,229	5,826	4,467
Net Interest Income	44,372	37,592	34,150

Provision for Loan Losses	4,237	1,220	1,200
Net Interest Income after Provision for Loan Losses	40,135	36,372	32,950

Other Income:
Service Charges on Deposit Accounts	2,109	2,033	1,553
Gain (Loss) on Sales of Securities	31	232	(15)
Other Income	3,478	3,156	1,642
Total Other Income	5,618	5,421	3,180

Other Expenses:
Salaries and Employee Benefits	21,482	19,471	16,145
Occupancy and Equipment Expense	4,820	4,574	3,941
Other Expenses	10,500	11,024	10,423
Total Other Expenses	36,802	35,069	30,509

Income Before Income Taxes	8,951	6,724	5,621

Provision for Income Taxes	4,103	1,613	1,525

Net Income	$4,848	$5,111	$4,096

Earnings Per Share:
Basic	$0.63	$0.73	$0.61
Diluted	$0.61	$0.70	$0.59

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Consolidated Net Income	$4,848	$5,111	$4,096

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	1,419	(2,568)	(206)
Reclassification Adjustment for Gains (Loss) included in Net Income	31	232	(15)
Income Tax Effect	(493)	795	75
Other Comprehensive Income (Loss)	957	(1,541)	(146)
Consolidated Comprehensive Income (Loss)	$5,805	$3,570	$3,950

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2014	$5,315	$57,225	$16,948	$(643)	$78,845

Comprehensive Income:

Net Income	-	-	4,096	-	4,096

Other Comprehensive Income (Loss)	-	-	-	(146)	(146)

Merger Consideration - net	1,891	30,519	-	-	32,410

Stock Based Compensation Cost	-	49	-	-	49

Stock Repurchase	(170)	(1,880)	(755)	-	(2,805)

Balances at December 31, 2015	7,036	85,913	20,289	(789)	112,449

Comprehensive Income:

Net Income	-	-	5,111	-	5,111

Other Comprehensive Income (Loss)	-	-	-	(1,541)	(1,541)

Cash Dividends Declared, $0.15 Per Share	-	-	(1,056)	-	(1,056)

Stock Based Compensation Cost	-	456	-	-	456

Reclass of Shares Issued	5	(5)	-	-	-

Exercise of Stock Warrants	1	14	-	-	15

Stock Repurchase	(125)	(1,245)	(505)	-	(1,875)

Balances at December 31, 2016	6,917	85,133	23,839	(2,330)	113,559

Comprehensive Income:

Net Income	-	-	4,848	-	4,848

Other Comprehensive Income	-	-	-	957	957

Reclassify Stranded Tax Effects			271	(271)	-

Cash Dividends Declared, $0.23 Per Share	-	-	(1,792)	-	(1,792)

Stock Issuance	3,299	59,156	-	-	62,455

Stock Based Compensation Cost	18	(77)	-	-	(59)

Stock Repurchase	(2)	(40)	9	-	(33)

Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Consolidated Net Income	$4,848	$5,111	$4,096
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	4,237	1,220	1,200
Depreciation and Amortization	1,181	1,299	1,192
Amortization of Purchase Accounting Valuations	(4,529)	(1,818)	(2,332)
Noncash Compensation (Income) Expense	(59)	456	49
Net Amortization of Securities	1,750	1,929	1,511
(Gain) Loss on Sales of Securities	(31)	(232)	15
Noncash (Income) Loss on Other Equity Securities	(243)	14	(10)
(Gain) Loss on Sale of Premises and Equipment	-	(24)	157
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	276	(72)	(58)
Increase in Cash Value of Life Insurance	(633)	(788)	(637)
Provision (Credit) for Deferred Income Taxes	3,126	953	(74)
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(726)	(561)	(314)
(Increase) Decrease in Other Assets	(675)	659	(971)
Increase (Decrease) in Accrued Interest Payable	(30)	354	(76)
Decrease in Other Liabilities	(524)	(350)	(350)
Net Cash Provided by Operating Activities	7,968	8,150	3,398

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(8,581)	(45,935)	(58,648)
Proceeds from Maturities / Sales of Securities Available for Sale	7,881	30,589	9,528
Proceeds from Paydowns of Securities Available for Sale	19,625	23,828	19,376
Net Cash Received in Merger	-	-	87,377
Purchases of Other Equity Securities	(2,453)	(866)	(3,375)
Redemption of Other Equity Securities	189	82	1,912
Life Insurance Proceeds	-	560	-
Net Increase in Loans	(164,419)	(38,326)	(70,443)
Proceeds from Sale of Premises and Equipment	-	68	-
Purchases of Premises and Equipment	(505)	(1,390)	(962)
Proceeds from Sales of Other Real Estate	1,084	1,659	2,697
Improvements to Other Real Estate	-	(102)	-
Consideration Settlement to Former AGFC Shareholders	-	(3,448)	(243)
Net Increase in Federal Funds Sold	(6,264)	(60)	(1,339)
Net Cash Used in Investing Activities	(153,443)	(33,341)	(14,120)

(CONTINUED)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Financing Activities:
Net Increase in Deposits	122,738	28,559	33,775
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(781)	285	(1,841)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	28,606	(1,349)	(6,511)
Net Increase (Decrease) in Short Term Borrowings	-	(2,138)	3,000
Net Proceeds (Repayments) from Long Term Borrowings	(300)	3,000	-
Proceeds from Issuance of Common Stock	62,455	-	-
Repurchase of Common Stock	(33)	(863)	(2,805)
Proceeds from Exercise of Stock Warrants	-	15	-
Payment of Dividends on Common Stock	(1,792)	(1,056)	-
Net Cash Provided by Financing Activities	210,893	26,453	25,618

Net Increase in Cash and Cash Equivalents	65,418	1,262	14,896

Cash and Cash Equivalents at Beginning of Period	42,173	40,911	26,015

Cash and Cash Equivalents at End of Period	$107,591	$42,173	$40,911

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$6,351	$4,779	$3,813

Interest on Borrowings	$908	$693	$467

Income Tax Payments	$1,800	$1,016	$2,513

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$1,450	$(2,336)	$(221)

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(493)	$795	$75

Transfer of Loans to Other Real Estate	$566	$648	$1,033

Transfer of Other Real Estate to Premises and Equipment	$175	$-	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 – Nature of Operations – Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. (the Company or Bancshares) and its wholly-owned subsidiary, Business First Bank (the Bank), and its wholly-owned subsidiary, Business First Insurance, LLC, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in shareholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, Business First Bank (the Bank), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank operates out of branch locations, loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

After the close of business on March 31, 2015, the Company merged with American Gateway Financial Corporation (“AGFC”), parent bank holding company for American Gateway Bank, pursuant to which the operations of AGFC were merged with the Company. Prior to the merger, AGFC was a full service bank with 10 branches located in the Baton Rouge metro region. Total assets acquired were $371.5 million, which included loans of $143.2 million and investment securities of $108.4 million, and deposits of $283.3 million were assumed in the transaction. Shareholders of AGFC received merger consideration of $10 in cash and 11.88 shares of Business First Bancshares, Inc. common stock in exchange for each share of AGFC common stock, representing a total consideration of $47.9 million.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2017 and 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2017 and 2016.

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

Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on nonaccrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure or negotiated settlement are initially recorded at the fair value less estimated selling cost at the date of acquisition. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. There was no carrying amount of residential real estate included in other real estate owned at December 31, 2017 and 2016.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2017, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Louisiana. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2014. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

Stock Based Compensation

As described in Note 15, the Company has issued stock warrants, stock options, stock grants and restricted stock awards which incorporate stock based compensation. The Company has adopted a fair value based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the required service period, which is usually the vesting period.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2017, 2016 and 2015, the Company expensed costs of $762,000, $849,000 and $437,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments of the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. The amendments of the ASU will be effective for the Company beginning January 1, 2018. The Company will adopt the amendments beginning January 1, 2018 and does not expect a significant impact to the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements. ASU No. 2016-01 will be effective for the Company on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for the Company on January 1, 2019. We expect recorded assets and liabilities to increase upon adoption of the standard as it relates to operating leases in which the Company is the lessee. See Note 20 for a summary of minimum future lease payments under operating leases as of December 31, 2017.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The “CECL” should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the “CECL”. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for the Company on January 1, 2020. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this ASU. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption could be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of our evaluation process, we have established a working group that includes individuals from various functional areas to assess processes, portfolio segregation, systems requirements and needed resources to implement this new accounting standard.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments will be applied prospectively and are effective for annual reporting periods beginning after January 1, 2018, including interim reporting periods within those periods. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for the Company on January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 will be effective for the Company beginning January 1, 2018. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

On February 14, 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (TCJA). Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effects of the TCJA on items within accumulated other comprehensive income to retained earnings. The Company has adopted this ASU effective December 31, 2017. Under the provisions of this ASU, the Company has reclassified the stranded income tax effects associated with TCJA from accumulated other comprehensive income to retained earnings. The stranded income tax effects were associated with unrealized losses on securities available for sale at December 31, 2017.

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2017. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 3 – Earnings per Common Share –

Basic earnings per share (EPS) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock warrants and stock options.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$4,848	$5,111	$4,096

Denominator:
Weighted Average Common Shares Outstanding	7,658,137	7,033,476	6,694,075
Dilutive Effect of Stock Options and Warrants	345,822	281,607	288,981
Weighted Average Dilutive Common Shares	8,003,959	7,315,083	6,983,056

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.63	$0.73	$0.61

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.70	$0.59

Note 4 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. There were no required reserves at December 31, 2017 and 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,008	$13	$68	$8,953
Corporate Securities	13,074	59	92	13,041
Mortgage-Backed Securities	81,763	2	1,824	79,941
Municipal Securities	76,553	353	427	76,479
Other Securities	831	-	97	734
Total Securities Available for Sale	$181,229	$427	$2,508	$179,148

	December 31, 2016
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,580	$36	$50	$7,566
Corporate Securities	11,148	31	52	11,127
Mortgage-Backed Securities	101,766	20	2,414	99,372
Municipal Securities	80,559	210	1,133	79,636
Other Securities	820	-	179	641
Total Securities Available for Sale	$201,873	$297	$3,828	$198,342

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2017 and 2016, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,136	$56	$2,004	$12	$6,140	$68
Corporate Securities	4,448	69	2,007	23	6,455	92
Mortgage-Backed Securities	8,320	71	71,182	1,753	79,502	1,824
Municipal Securities	25,798	168	11,927	259	37,725	427
Other Securities	-	-	734	97	734	97
Total Securities Available for Sale	$42,702	$364	$87,854	$2,144	$130,556	$2,508

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,535	$50	$-	$-	$4,535	$50
Corporate Securities	2,010	31	4,515	21	6,525	52
Mortgage-Backed Securities	86,091	1,974	9,885	440	95,976	2,414
Municipal Securities	54,533	1,128	207	5	54,740	1,133
Other Securities	-	-	641	179	641	179
Total Securities Available for Sale	$147,169	$3,183	$15,248	$645	$162,417	$3,828

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$8,671	$8,667
One to Five Years	48,041	47,986
Over Five to Ten Years	71,636	70,463
Over Ten Years	52,881	52,032
Total Securities Available for Sale	$181,229	$179,148

Securities available for sale with a fair value of $103.2 million and $86.0 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2017 and 2016.

There were $31,000, $260,000 and $3,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2017, 2016 and 2015, respectively. There were $28,000 and $18,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2016 and 2015, respectively, and no realized gross losses from sales or redemptions of securities for the year ended December 31, 2017.

The Bank has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $4.0 million and $3.6 million, respectively, at December 31, 2017 and 2016. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2017 and 2016. The Bank also has investments of $100,000 and $100,000 in The Independent Bankers Bank, $1.8 million and $1.6 million in McLarty Capital Partners SBIC, L.P., $654,000 and $348,000 in Bluehenge Capital Secured Debt SBIC, L.P., $226,000 and $234,000 in Bankers Insurance, LLC, and $252,000 and $252,000 in First National Bankers Bank at December 31, 2017 and 2016, respectively. At December 31, 2017, the Bank also had a $1.6 million investment in McLarty Capital Partners SBIC II, L.P., and a $13,000 investment in New Louisiana Angel Fund 2, LLC. These investments are carried at cost due to the lack of a quoted market price and a ready market for these types of investments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Real estate loans:
Construction and land	$143,535	$94,426
Farmland	10,480	9,217
1-4 family residential	157,505	129,052
Multi-family residential	20,717	22,737
Nonfarm nonresidential	337,699	298,057
Commercial	254,427	213,120
Consumer	50,921	44,342
Total loans held for investment	975,284	810,951

Less:
Allowance for loan losses	(8,765)	(8,162)
Net loans	$966,519	$802,789

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2017 and 2016.

Net deferred loan origination fees were $1.3 million and $761,000 at December 31, 2017 and 2016, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2017 and 2016, overdrafts of $129,000 and $232,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the balance sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $82.4 million and $55.5 million at December 31, 2017 and 2016, respectively.

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general market areas throughout Louisiana and Texas. Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Total loans held for investment at December 31, 2017 includes $46.1 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2017 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $696,000 and acquired performing loans not accounted for under ASC 310-30 totaling $47.2 million with a related purchase discount of $1.8 million.

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

The following table sets forth, as of December 31, 2017 and 2016, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2017
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$933	$75	$1,228	$172	$2,314	$3,039	$401	$8,162
Charge-offs	(2)	-	(184)	-	(617)	(2,945)	(36)	(3,784)
Recoveries	1	-	48	-	23	40	38	150
Provision	489	1	192	(28)	603	3,013	(33)	4,237
Ending Balance	$1,421	$76	$1,284	$144	$2,323	$3,147	$370	$8,765

Ending Balance:
Individually evaluated for impairment	$36	$-	$125	$-	$46	$329	$-	$536

Collectively evaluated for impairment	$1,385	$76	$1,125	$144	$2,277	$2,818	$370	$8,195

Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34

Loans receivable:
Ending Balance	$143,535	$10,480	$157,505	$20,717	$337,699	$254,427	$50,921	$975,284

Ending Balance:
Individually evaluated for impairment	$92	$-	$2,817	$-	$5,831	$4,268	$441	$13,449

Collectively evaluated for impairment	$143,443	$10,480	$154,480	$20,717	$331,380	$250,159	$50,480	$961,139

Purchased Credit Impaired (1)	$-	$-	$208	$-	$488	$-	$-	$696

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

As of December 31, 2017 and 2016, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	-	-	-	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	-	40	-	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

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

As of December 31, 2017 and 2016, loan balances outstanding more than 90 days past due and still accruing interest amounted to $132,000 and $168,000, respectively. As of December 31, 2017 and 2016, loan balances outstanding on non-accrual status amounted to $12.5 million and $7.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2017 and 2016. All loans greater than 90 days past due are generally placed on non-accrual status.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Aged Analysis of Past Due Loans Receivable

	December 31, 2017
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$-	$91	$91	$143,444	$143,535	$-
Farmland	-	-	-	-	10,480	10,480	-
1-4 family residential	470	319	939	1,728	155,777	157,505	73
Multi-family residential	-	-	-	-	20,717	20,717	-
Nonfarm nonresidential	2,344	103	3,329	5,776	331,923	337,699	-
Commercial	-	-	3,274	3,274	251,153	254,427	59
Consumer	6	-	367	373	50,548	50,921	-
Total	$2,820	$422	$8,000	$11,242	$964,042	$975,284	$132

	December 31, 2016
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$465	$-	$106	$571	$93,855	$94,426	$-
Farmland	-	-	-	-	9,217	9,217	-
1-4 family residential	989	579	963	2,531	126,521	129,052	117
Multi-family residential	-	-	-	-	22,737	22,737	-
Nonfarm nonresidential	1,370	173	532	2,075	295,982	298,057	-
Commercial	45	372	262	679	212,441	213,120	51
Consumer	66	-	149	215	44,127	44,342	-
Total	$2,935	$1,124	$2,012	$6,071	$804,880	$810,951	$168

Loan Receivables on Nonaccrual Status

	December 31,
	2017	2016
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$92	$243
Farmland	-	-
1-4 family residential	2,429	2,721
Multi-family residential	-	-
Nonfarm nonresidential	5,935	1,201
Commercial	3,638	2,763
Consumer	441	198
Total	$12,535	$7,126

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of December 31, 2017 and 2016. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $247,000 and $464,000 for the years ended December 31, 2017 and 2016, respectively.

	December 31, 2017
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$90	$90	$36	$74
Farmland	-	-	-	-
1-4 family residential	491	540	125	787
Multi-family residential	-	-	-	-
Nonfarm nonresidential	316	341	46	462
Other Loans:
Commercial	539	572	329	502
Consumer	-	-	-	5
Total	$1,436	$1,543	$536	$1,830

With no allowance recorded:
Real Estate Loans:
Construction and land	$3	$9	$-	$44
Farmland	-	-	-	-
1-4 family residential	2,325	2,744	-	2,188
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,515	5,653	-	3,402
Other Loans:
Commercial	3,729	5,581	-	5,898
Consumer	441	472	-	243
Total	$12,013	$14,459	$-	$11,775

Total Impaired Loans:
Real Estate Loans:
Construction and land	$93	$99	$36	$118
Farmland	-	-	-	-
1-4 family residential	2,816	3,284	125	2,975
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,831	5,994	46	3,864
Other Loans:
Commercial	4,268	6,153	329	6,400
Consumer	441	472	-	248
Total	$13,449	$16,002	$536	$13,605

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2015	$3,634
Payments received, net of discounts realized	(1,181)
Charge-offs	(352)
Transfer to other real estate	(325)
Carrying amount - December 31, 2016	1,776
Payments received, net of discounts realized	(924)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - December 31, 2017	$696

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2017 and 2016, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

The following tables present informative data regarding troubled debt restructurings as of December 31, 2017 and 2016.

Modifications as of December 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$455
Other Loans:
Commercial	4	4,498	2,605
Total	6	$5,201	$3,060

Modifications as of December 31, 2016:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$870	$608
Other Loans:
Commercial	6	6,880	5,323
Total	9	$7,750	$5,931

The Bank had $3.3 million in troubled debt restructurings that subsequently defaulted during the year ended December 31, 2017 and none that subsequently defaulted during the year ended December 31, 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 7 – Premises and Equipment –

Bank premises and equipment at December 31, 2017 and 2016 consist of the following:

	2017	2016
	(Dollars in thousands)
Land	$2,098	$2,098
Buildings and Leasehold Improvements	7,143	6,875
Furniture and Equipment	5,697	6,007

Total Bank Premises and Equipment	14,938	14,980

Less: Accumulated Depreciation	(6,158)	(5,699)

Total Bank Premises and Equipment, net	$8,780	$9,281

The provision for depreciation and amortization charged to operating expenses was $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8 - Goodwill and Other Intangible Assets –

Goodwill was acquired during the year ended December 31, 2015 as a result of the AGFC merger effective after the close of business March 31, 2015. The carrying amount of goodwill as of December 31, 2017 and 2016 was $6.8 million.

Core deposit intangibles were acquired in conjunction with the AGFC merger. A summary of the core deposit intangible asset as of December 31, 2017 and 2016 is as follows:

	2017	2016
	(Dollars in thousands)	(Dollars in thousands)

Gross Carrying Amount	$2,762	$2,762

Less: Accumulated Amortization	(759)	(483)

Net Carrying Amount	$2,003	$2,279

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Amortization expense on the core deposit intangible asset recorded in other expenses totaled approximately $276,000, $276,000 and $207,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)
2018	$276
2019	276
2020	276
2021	276
2022	276
Thereafter	623
Total Core Deposit Intangible	$2,003

Note 9 – Deposits –

Deposit accounts at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
	(Dollars in thousands)
Noninterest Bearing - DDA	$264,646	$223,705
Noninterest Bearing Deposits	264,646	223,705
Interest Bearing - DDA	40,603	43,237
NOW and Super NOW Accounts	139,302	109,949
Money Market Accounts	219,035	182,511
Savings Accounts	37,538	35,181
Certificates of Deposit Over $250,000	90,530	73,346
Other Certificates of Deposit	263,879	264,866
Interest Bearing Deposits	790,887	709,090
Total Deposits	$1,055,533	$932,795

Approximately 71.3% of certificates of deposit as of December 31, 2017 have stated maturity dates during 2018 and the remaining 28.7% have stated maturity dates during 2019 and beyond.

At December 31, 2017 and 2016, total deposits for the top three customer relationships was approximately $111.2 million and $114.2 million, respectively, which represented 10.5% and 12.3% of total deposits, respectively. Brokered deposits were approximately $78.3 million and $102.8 million at December 31, 2017 and 2016, respectively. Included in these brokered deposits are public fund deposits of approximately $23.1 million and $27.2 million at December 31, 2017 and 2016, respectively. Other public fund deposits were approximately $147.7 million and $113.5 million at December 31, 2017 and 2016, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 10 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $75.0 million and $46.4 million at December 31, 2017 and 2016, respectively, consisting of:

One fixed rate loan of $15.0 million, at December 31, 2017 and 2016, with interest at 1.90% paid monthly. Principal is due at maturity in December 2018 with quarterly call options beginning in 2013.

One fixed rate loan of $30.0 million at December 31, 2017, with interest at 1.53% paid monthly. Principal is due at maturity in March 2018.

One fixed rate loan of $30.0 million at December 31, 2017, with interest at 2.41% paid monthly. Principal is due at maturity in November 2022.

Three fixed rate loans totaling $30.0 million at December 31, 2016, with interest rates ranging from 2.92% to 3.07% paid monthly. Principal was due at maturity in November 2017 with quarterly call options beginning in 2008.

One fixed rate loan of $1.4 million at December 31, 2016, with interest at 3.18% paid monthly. Principal was paid monthly and matured in December 2017.

These advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans in the Bank’s loan portfolio consisting of performing 1-4 family mortgages and certain small business, small farm and small agriculture loans. The blanket lien totaled approximately $399.5 million at December 31, 2017 with unused availability for advances and letters of credit of approximately $243.5 million.

As a result of the merger with AGFC, the Bank assumed the outstanding FHLB advances of American Gateway Bank. These advances were recorded at fair value as of acquisition, which totaled $41.2 million, and resulted in a market value adjustment of $2.0 million which was accreted over the life of the respective advances as a reduction of interest expense on borrowings. The unaccreted market value adjustment totaled $670,000 at December 31, 2016 and was fully accreted during the year ended December 31, 2017.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2017 and 2016 were $113.5 million and $109.5 million, respectively. There was no balance on these lines at December 31, 2017 and 2016.

On September 12, 2016, the Company borrowed $3.0 million from First National Bankers Bank (FNBB) with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017, and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million and $3.0 million as of December 31, 2017 and 2016, respectively. The advance carries a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% as of December 31, 2017 and 2016, respectively, and adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee Bank National Association (FTN).

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

FNBB also allows the Company to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both December 31, 2017 and 2016. The line of credit bears a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.25% and 3.75% at December 31, 2017 and 2016, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and will mature on September 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

Note 11 – Securities Sold Under Agreements to Repurchase –

At December 31, 2017 and 2016, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These securities have coupon rates ranging from 2.0% to 3.5% and maturity dates ranging from 2027 to 2036. The related liability to repurchase these securities was $1.9 million and $2.7 million at December 31, 2017 and 2016, respectively.

Note 12 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Provision (Credit) for Current Taxes - Federal	$977	$660	$1,599
Provision (Credit) for Deferred Taxes	1,458	953	(74)
Adjustment to Deferred Taxes for Enactment of 21%
Federal Statutory Rate on December 22, 2017	1,668	-	-
Total Provision for Income Taxes	$4,103	$1,613	$1,525

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Federal Statutory Income Tax at 34%	$3,043	$2,286	$1,911
Tax Exempt Income	(701)	(708)	(559)
Adjustment to Deferred Taxes for Enactment of 21%
Federal Statutory Rate on December 22, 2017	1,668	-	-
Other - Net	93	35	173
Total Provision for Income Taxes	$4,103	$1,613	$1,525

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset at December 31, 2017 and 2016 is included in other assets. The components of the deferred tax assets (liabilities) are as follows:

	2017	2016
	(Dollars in thousands)
Allowance for Loan Losses	$1,841	$2,775
Acquried Loans Fair Market Value Adjustment	470	2,168
Acquired Securities Difference in Basis	(450)	(744)
Amortization of Start-Up Costs	26	55
Stock Warrants and Options	693	1,217
Depreciation	(476)	(799)
Interest on Acquired Nonaccrual Loans	25	42
Unrealized Loss on Securities	437	1,201
Other Real Estate	35	110
Core Deposit Intangible	(421)	(775)
Acquired FHLB Debt Fair Market Value Adjustment	-	228
Deferred Compensation	473	723
Alternative Minimum Tax Credit	310	345
Net Operating Loss Carryforward	42	78
Net Deferred Tax Asset	$3,005	$6,624

The Company acquired certain deferred tax attributes and liabilities as a result of its merger with AGFC, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2017 the NOL carryforward was $201,000 and expires in 2033. The AMT credit carryforward was $310,000 as of December 31, 2017 and can be carried forward as a credit against the Company’s regular tax liability. The Tax Cuts and Jobs Act enacted December 22, 2017 permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018, 2019, and 2020, and a 100% refund in 2021.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 13 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:

Balance at Beginning of Year	$(2,330)	$(789)

Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	937	(1,694)
Reclassification Adjustment for Gains (Losses)
Realized - Net of Tax	20	153

Other Comprehensive Income (Loss)	957	(1,541)

Reclassify Stranded Tax Effects	(271)	-

Balance at End of Year	$(1,644)	$(2,330)

Note 14 – Shareholders’ Equity and Regulatory Matters –

On October 12, 2017, the Company completed a private placement offering of 3,299,925 shares of its common stock at a price of $20.00 per share. The private placement offering generated net proceeds of $62.5 million. Total shareholders’ equity was $179.9 million at December 31, 2017, compared to $113.6 million at December 31, 2016.

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.23 per share and $0.15 per share for the years ended December 31, 2017 and 2016, respectively, based upon quarterly financial performance.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2017 and 2016, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2017 and 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total capital, Tier I capital, risk-based common equity Tier I, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2017 and 2016.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:

Total Capital (to Risk-Weighted Assets)	$181,565	15.23%	$95,387	8.00%	$119,234	10.00%

Tier I Capital (to Risk-Weighted Assets)	$172,800	14.49%	$71,541	6.00%	$95,387	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$172,800	14.49%	$53,655	4.50%	$77,502	6.50%

Tier I Leveraged Capital (to Average Assets)	$172,800	13.53%	$51,089	4.00%	$63,862	5.00%

December 31, 2016:

Total Capital (to Risk-Weighted Assets)	$115,437	11.63%	$79,422	8.00%	$99,277	10.00%

Tier I Capital (to Risk-Weighted Assets)	$107,275	10.81%	$59,566	6.00%	$79,422	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$107,275	10.81%	$44,675	4.50%	$64,530	6.50%

Tier I Leveraged Capital (to Average Assets)	$107,275	9.67%	$44,358	4.00%	$55,447	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bank	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:

Total Capital (to Risk-Weighted Assets)	$120,806	10.24%	$94,377	8.00%	$117,971	10.00%

Tier I Capital (to Risk-Weighted Assets)	$112,041	9.50%	$70,783	6.00%	$94,377	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$112,041	9.50%	$53,087	4.50%	$76,681	6.50%

Tier I Leveraged Capital (to Average Assets)	$112,041	8.78%	$51,040	4.00%	$63,800	5.00%

December 31, 2016:

Total Capital (to Risk-Weighted Assets)	$117,909	11.89%	$79,324	8.00%	$99,155	10.00%

Tier I Capital (to Risk-Weighted Assets)	$109,747	11.07%	$59,493	6.00%	$79,324	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$109,747	11.07%	$44,620	4.50%	$64,451	6.50%

Tier I Leveraged Capital (to Average Assets)	$109,747	9.91%	$44,311	4.00%	$55,389	5.00%

Note 15 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2017, no awards have been granted under the Plan, and 500,000 shares of common stock remain available for grant.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Company issues restricted stock under various plans for certain officers and other key employees. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have full voting rights with respect to those shares as of the date of grant. The compensation expense for these awards is determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares awarded and is recognized over the vesting period.

During the year ended December 31, 2017, the Company issued shares of restricted stock which vest in three equal installments over a period of two years. For the year ended December 31, 2017, the Company recognized $129,000 in compensation costs related to restricted stock awards. At December 31, 2017, unrecognized share-based compensation associated with these awards totaled $92,000.

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2017
		Weighted Average
	Shares	Grant Date Fair Value
Balance, at Beginning of Period	-	$-
Granted	12,981	17.00
Forfeited	-	-
Earned and Issued	(4,319)	17.00

Balance, at End of Period	8,662	$17.00

Stock Grants

During the year ended December 31, 2017, the Company issued a total of 4,410 shares of common stock to non-employee directors as inducement to their board service and a total of 1,000 shares of common stock to an employee as inducement to their employment. The shares vested immediately upon issuance. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. Included in directors fees expense and compensation expense was $75,000 and $17,000, respectively, during the year ended December 31, 2017.

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants may be exercised by the holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). The warrants were fully vested on February 1, 2011 and were to expire in 2016. The warrant agreements were amended effective February 1, 2016 to extend the expiration time to February 2, 2019, with $48,000 of compensation cost recognized on the effective date.

At December 31, 2017 and 2016, warrants for 87,625 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2017, all of the 87,625 outstanding warrants were vested and there was no unrecognized compensation. However, the amendment effective February 1, 2016 extended the exercise period and retained the $10 per share exercise price. As a result, in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, the “optionality” of the warrants was eliminated thereby restricting the situations in which the warrants can be exercised to occur upon the earlier of (i) immediately prior to the February 2, 2019 expiration date, (ii) a change in control of the Company or the Bank, (iii) the warrant holder’s death, (iv) the warrant holder becoming disabled, and (v) the warrant holder incurring a separation from the Company or the Bank (if the warrant holder is an employee of the Company or the Bank).

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

During the year ended December 31, 2016, total options of 50,000 were granted to officers and other key employees. The stock options granted were issued at an exercise price of $17.65 per share for the year ended December 31, 2016, with a vesting period of three years. Compensation expense recognized as a result of vesting was approximately $207,000 and $240,000 in 2017 and 2016, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards with the following assumptions for the year ended December 31, 2016. There were no share-based awards for the year ended December 31, 2017 since the Plan expired December 22, 2016.

2016
Risk-Free Interest Rate	1.36%
Expected Dividend Yield	1.18%
Expected Volatility	31.68%
Expected Life in Years	5.0
Weighted Average Calculated Value of Options Granted	$4.27

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is an analysis of the activity related to the stock options:

	Yeas Ended December 31,
	2017		2016
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	998,480	$12.82	953,280	$12.59
Granted	-	-	50,000	17.65
Exercised	-	-	-	-
Forfeited or Expired	(167,400)	13.25	(4,800)	17.11

Outstanding Options, at End of Period	831,080	$12.73	998,480	$12.82

Exerciseable, at End of Period	784,698	$12.49	562,548	$13.79

At December 31, 2017, options for 784,698 shares at a weighted average exercise price of $12.49 were vested and exercisable, and there were 46,382 nonvested options and approximately $210,000 of unrecognized compensation costs related to these options which is expected to be recognized over a period of three years.

In December 2017, the option agreements were amended for 105,250 options which were fully vested and set to expire in December 2017 to extend the expiration date to January 15, 2021. Compensation cost of the $63,000 was recognized on the effective date of the amendments. On December 20, 2016 the option agreements were amended for 330,000 options which were fully vested and set to expire December 22, 2016 to extend the expiration date to January 15, 2020. Compensation cost of $168,000 was recognized on the effective date of the amendments. Since all of these amendments extended the exercise period and retained the original per share exercise price, the “optionality” was eliminated in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, thereby restricting the situations in which the options can be exercised to occur upon the earlier of (i) immediately prior to the expiration date, (ii) a change in control of the Company or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from the Company or the Bank (if the option holder is an employee of the Company or the Bank).

Note 16 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $542,000, $467,000 and $351,000 and is included in salaries and employee benefits for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2017 and 2016, the Company had recorded accrued liabilities of $2.1 million and $2.0 million, respectively. The expense related to the deferred compensation agreements was $209,000 and $336,000 for the years ended December 31, 2017 and 2015, respectively. For the year ended December 31, 2016, the Company recognized income of $339,000 related to the deferred compensation agreements, as a result of the termination of some members of the select group of management.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 17 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Business Development	$1,193	$1,253	$805
Communications	830	872	469
Ad Valorem Shares Tax	804	650	669
Data Processing Fees	1,537	1,528	1,141
Directors Fees	400	337	325
Insurance	283	301	284
Legal and Professional Fees	1,159	1,806	1,980
Office Supplies and Printing	421	455	437
Regulatory Assessments	904	847	880
Taxes and Licenses	11	24	10
Nonrecurring Merger and Conversion Costs	129	8	1,149
Other	2,829	2,943	2,274

Total Other Expenses	$10,500	$11,024	$10,423

Note 18 – Financial Instruments with Off-Balance-Sheet Risk –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $256.9 million and standby and commercial letters of credit of approximately $9.5 million at December 31, 2017.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 19 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East and West Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne, Jefferson and adjacent parishes, and the Dallas, Texas area. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 6. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $337.7 million and $298.1 million, which accounted for 34.6% and 36.8% of total loans held for investment at December 31, 2017 and 2016, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $143.5 million and $94.4 million, respectively; these loans represented 14.7% and 11.6% of total loans held for investment at December 31, 2017 and 2016, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 20 – Commitments –

Leases

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2018	$2,354
2019	2,091
2020	1,312
2021	1,168
2022 and Thereafter	6,264
Total Future Minimum Lease Payments	$13,189

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty), McLarty Capital Partners SBIC II, L.P. (McLarty II), Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge) and New Louisiana Angel Fund 2, LLC (New Louisiana); details of these commitments at December 31, 2017 are below.

	McLarty	McLarty II	Bluehenge	New Louisiana
	(Dollars in thousands)
Total Capital Commitment	$2,000	$2,500	$1,500	$50
Capital Called	$1,802	$1,604	$745	$13
Remaining Unfunded Capital Commitment	$198	$896	$755	$37

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $81.0 million at both December 31, 2017 and 2016. The outstanding letters of credit as of December 31, 2017 are as follows:

One letter of credit of $11.0 million expires in March 2018.

One letter of credit of $5.0 million expires in May 2018.

One letter of credit of $40.0 million expires in December 2018.

One letter of credit of $25.0 million expires in December 2018.

Note 21 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $24.0 million and $15.1 million at December 31, 2017 and 2016, respectively.

The activity in loans to directors, officers and their affiliates is as follows:

	2017	2016
	(Dollars in thousands)
Balance - Beginning of Year	$15,139	$22,004
New Loans	14,283	6,570
Repayments	(5,375)	(13,435)

Balance - End of Year	$24,047	$15,139

Related party deposits totaled $15.9 million and $13.7 million as of December 31, 2017 and 2016, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 22 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,953	$-	$8,953	$-
Corporate Securities	13,041	-	13,041	-
Mortgage-Backed Securities	79,941	-	79,941	-
Municipal Securities	76,479	-	67,817	8,662
Other Securities	734	-	734	-
Total	$179,148	$-	$170,486	$8,662

December 31, 2016
Available for Sale:
U.S. Government Agency Securities	$7,566	$-	$7,566	$-
Corporate Securities	11,127	-	11,127	-
Mortgage-Backed Securities	99,372	-	99,372	-
Municipal Securities	79,636	-	71,631	8,005
Other Securities	641	-	641	-
Total	$198,342	$-	$190,337	$8,005

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Assets:
Impaired Loans	$13,576	$-	$13,576	$-
Repossessed Assets	227	-	227	-
Total	$13,803	$-	$13,803	$-

December 31, 2016
Assets:
Impaired Loans	$12,865	$-	$12,865	$-
Repossessed Assets	1,196	-	1,196	-
Total	$14,061	$-	$14,061	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2017 and 2016 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Financial Assets:
Cash and Short-Term Investments	$116,411	$116,411	$116,411	$-	$-
Securities	179,148	179,148	-	170,486	8,662
Mortgage Loans Held for Sale	201	201	-	201	-
Loans - Net	966,519	952,113	-	-	952,113
Cash Value of BOLI	23,200	23,200	-	23,200	-
Other Equity Securities	8,627	8,627	-	-	8,627
Total	$1,294,106	$1,279,700	$116,411	$193,887	$969,402

Financial Liabilities:
Deposits	$1,055,533	$1,046,096	$-	$-	$1,046,096
Borrowings	80,501	81,059	-	81,059	-
Total	$1,136,034	$1,127,155	$-	$81,059	$1,046,096

December 31, 2016
Financial Assets:
Cash and Short-Term Investments	$44,729	$44,729	$44,729	$-	$-
Securities	198,342	198,342	-	190,337	8,005
Mortgage Loans Held for Sale	180	180	-	180	-
Loans - Net	802,789	796,400	-	-	796,400
Cash Value of BOLI	22,567	22,567	-	22,567	-
Other Equity Securities	6,120	6,120	-	-	6,120
Total	$1,074,727	$1,068,338	$44,729	$213,084	$810,525

Financial Liabilities:
Deposits	$932,795	$912,702	$-	$-	$912,702
Borrowings	53,646	53,706	-	53,706	-
Total	$986,441	$966,408	$-	$53,706	$912,702

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 23 – Litigation and Contingencies –

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 24 – Subsequent Events –

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid an aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had approximately $315.4 million in total assets, $193.3 million in net loans, $264.0 million in total deposits, and $28.5 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

In December 2017, the Company’s wholly-owned subsidiary, Business First Bank, notified its primary regulators, the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation, and the impacted customers and employees of its intention to close the Erwinville and Zachary banking center locations. The closures are expected to occur in March 2018, subject to applicable regulatory requirements. The affected banking centers are low traffic facilities, and Business First Bank expects to fully serve the affected customers through its remaining banking centers and electronic services. There were no employee job losses or significant impairment of Bank premises as a result of the closures.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were available to be issued. This evaluation did not result in additional subsequent events that required disclosures and /or adjustments under general accounting standards.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 25 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016
Assets:
Cash	$62,727	$54
Investment in Subsidiaries	119,176	116,031
Other Assets	2,121	2,354
Total Assets	$184,024	$118,439

Liabilities:
Short Term Borrowings	$862	$862
Accrued Interest Payable	7	6
Long Term Borrowings	2,700	3,000
Other Liabilities	520	1,012
Total Liabilities	4,089	4,880

Shareholders' Equity:
Common Stock	10,232	6,917
Additional Paid-in Capital	144,172	85,133
Retained Earnings	25,531	21,509
Total Shareholders' Equity	179,935	113,559
Total Liabilities and Shareholders' Equity	$184,024	$118,439

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
Income:
Interest	$-	$-	$1
Expenses:
Other Operating Expenses	699	1,464	1,437
Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	(699)	(1,464)	(1,436)
Income Tax Expense (Benefit)	233	(498)	(474)
Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(932)	(966)	(962)
Equity in Undistributed Net Income of Subsidiaries	5,780	6,077	5,058
Net Income	$4,848	$5,111	$4,096

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017. Our independent registered public accountants have issued an audit report on our internal control over financial reporting which appears elsewhere in this Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

General

Our board of directors and the board of directors of Business First Bank are each made up of the same 17 individuals. Our directors are elected by shareholders at our annual shareholders’ meeting. The elected directors hold office until the next annual meeting, or until their successors are duly elected and qualified. Our executive officers are appointed by and serve at the discretion of our board of directors.

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

Directors
Name (Age)	Title/Position with Business First	Position Since	Title/Position with Business First Bank	Position Since
Lloyd Benny Alford (72)	Director	May 2012	Director	February 2006
Jack E. Byrd, Jr. (71)	Director	February 2018	Director, Chairman of Northwest Louisiana Region	January 2018
John Graves (76)	Director	May 2012	Director	July 2006
Robert S. Greer, Jr. (70)	Chairman of the Board	June 2011	Chairman of the Board	June 2011
David L. Laxton, III (68)	Director	June 2015	Director	June 2015
Rolfe Hood McCollister, Jr. (62)	Director	August 2005	Director	August 2005
Andrew D. McLindon (56)	Director	May 2012	Director	April 2006
David R. (“Jude”) Melville, III (43)	President and Chief Executive Officer, Director	March 2011(1)	President and Chief Executive Officer, Director	March 2011(1)
Patrick E. Mockler (49)	Director	May 2012	Director	March 2006
David A. Montgomery, Jr. (57)	Director	May 2012	Director	December 2007
Arthur Price (52)	Director	May 2012	Director	December 2008
Fayez K. Shamieh (72)	Director	May 2012	Director	January 2010
C. Stewart Slack (62)	Director	May 2012	Director	December 2007
Kenneth Smith (55)	Director	May 2012	Director	December 2011
Thomas Everett Stewart, Jr. (63)	Director	August 2005	Director	August 2005
Steve White (58)	Director	May 2012	Director	April 2010
Robert Yarborough (64)	Director	May 2012	Director	August 2006

Non-Director Executive Officers
Name (Age)	Title/Position with Business First	Position Since	Title/Position with Business First Bank	Position Since
Donald A. Hingle, II (57)	---	---	Executive Vice President, Chief Credit Executive	January 2017(2)
Philip Jordan (45)	---	---	Executive Vice President, Chief Commercial Officer	January 2017(3)
Keith Mansfield (41)	---	---	Executive Vice President, Chief Operations Officer	January 2017(4)
Alicia Robertson (49)	---	---	Executive Vice President, Chief Retail Officer	January 2017(5)
Gregory Robertson (46)	Chief Financial Officer and Treasurer	January 2017(6)	Executive Vice President, Chief Financial Officer	January 2017(6)

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

Jack E. Byrd, Jr. Jack Byrd serves as a director for Business First and Business First Bank, and also as Chairman of the Northwest Louisiana Region for Business First Bank. Mr. Byrd’s career began with over 20 years as a practicing certified public accountant, and his banking career began in 1987 when he was named President of Minden Building & Loan Association. In 1989, Mr. Byrd was named President of Minden Bank and Trust and served in that capacity until 1999, when it was merged with Regions Bank. Mr. Byrd served as President of North Louisiana for Regions Bank from 1999 to 2007, where he oversaw 30 branch offices. After his time with Regions Bank, Mr. Byrd returned to what was now MBL Bank as Chairman of the Board, President and CEO until its acquisition by Business First in 2018. Mr. Byrd’s extensive banking experience throughout North Louisiana, including in executive leadership positions, and understanding of financial accounting provides our board with valuable insight and knowledge.

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

Robert S. Greer, Jr. Bob Greer serves as Chairman of the board of Business First and Business First Bank. Mr. Greer previously served as President of multiple insurance companies during his career. He retired in 2013 from his position as President and Chief Executive Officer of LEMIC Insurance Company, a workers’ compensation insurer in Baton Rouge, Louisiana. Prior to his retirement, Mr. Greer served as the President and Chief Executive Officer of LEMIC Insurance Company since 2001. Mr. Greer holds a bachelor’s degree in insurance from Louisiana State University. Mr. Greer also previously served as a director of Starmount Life Insurance and as a director of Woman’s Hospital. Mr. Greer benefits our board of directors through his extensive business knowledge and experience in the insurance industry as well as with valuable insight gained through his service on other boards of directors. His commitment to our success is also demonstrated by his service as its Chairman of the board.

David L. Laxton, III. David Laxton serves as a director for Business First and Business First Bank. Mr. Laxton has over 35 years of experience in the energy and distribution industries. He was one of the founders of Edgen Group Inc., a global supplier of specialty pipe, fittings, plates, valves and structural steels to the energy industry. He served from its founding in 1996 as Executive Vice President and Chief Financial Officer until his retirement in 2014. During his tenure, he supervised the acquisition of more than a dozen companies located in the United States, Canada, the United Kingdom, Dubai and Singapore. He also co-led Edgen’s initial public offering and listing on the New York Stock Exchange, and managed over $2.0 billion in company, bank and public market debt offerings. In addition to his experience in the energy industry, Mr. Laxton served on the board of directors of American Gateway Bank from 1996 until its 2015 merger with Business First Bank. While on that board, he served as Chairman for five years and also as Chairman of the Audit Committee. Our board of directors believes that it will benefit from Mr. Laxton’s valuable corporate and banking experience, as well as from his specific knowledge regarding the markets and our customers.

Rolfe Hood McCollister, Jr. Rolfe McCollister serves as a director for Business First and Business First Bank. Mr. McCollister is the founder of Louisiana Business, Inc., which publishes Greater Baton Rouge Business Report (started in 1982), 225 magazine, inRegister magazine, Daily Report online news, Louisiana NEXT, Welcome magazine, 10/12 Industry Report and other specialty publications. Louisiana Business, Inc. also produces the Baton Rouge Business Awards and Hall of Fame, Influential Women in Business, the Louisiana Business Symposium, Forty Under 40 and several other annual events. Mr. McCollister is a graduate of Louisiana State University and currently serves as a board member of the LSU System Board of Supervisors. His business management experience, previous service on the board of directors of three banks, and many community contacts enable him to make valuable contributions to our board of directors.

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

David R. Melville, III.  David “Jude” Melville serves as President and Chief Executive Officer and a director of Business First and Business First Bank . He has served in these capacities since 2011 and has held various management roles since the Bank’s chartering in 2006. Prior to becoming a community banker, Mr. Melville served as a captain in the U. S. Air Force. He earned a bachelor’s degree in social studies from Harvard College and a Master’s of Science in Management from the London School of Economics. Mr. Melville is also a 2007 graduate of the Graduate School of Banking at Louisiana State University. He serves on the executive board of the Louisiana Association of Business and Industry and as a member of Louisiana’s Committee of 100, a board member of the Louisiana Bankers Association and a member of the Federal Reserve Sixth District’s Depository Institutions Advisory Council, among other affiliations.

Patrick E. Mockler.  Patrick Mockler serves as a director for Business First and Business First Bank. Mr. Mockler has served as President of Mockler Beverage Company, ALP since 2007, and has been a partner of Mockler Beverage Company, ALP since 1995. Mr. Mockler holds a bachelor’s degree in international trade and finance from Louisiana State University. He has also served as a partner of New Orleans Eagle Investments, LLC since 2009. Mr. Mockler is an active participant in his community, having served in various capacities on over a dozen non-profit boards. Currently Mr. Mockler serves on the Louisiana Workers Compensation Corporation board and serves on the Sports BR Board. Mr. Mockler brings valuable business management skills and key relationships to our board of directors.

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

Arthur Price.  Arthur Price serves as a director for Business First and Business First Bank. Mr. Price has served as Vice President, Finance / CFO for Badger Oil Corporation for over twenty years and was named President / CFO in 2017. Badger Oil and its affiliates participate in the exploration, drilling and production of crude oil and natural gas, with primary operations in the Louisiana Gulf Coast region and the Outer Continental Shelf of the Gulf of Mexico. Prior to joining Badger Oil, Mr. Price worked as an oil and gas accountant with a specialized firm located in Lafayette, Louisiana. As a senior member of the oil and gas community, Mr. Price is an active board member of the Louisiana Oil and Gas Association and the Louisiana Association of Business and Industry. Mr. Price is also a former member of the board of The Lafayette Petroleum Club, having served as Treasurer and President. Mr. Price received a Bachelor of Science degree in Business Administration from the University of Southwestern Louisiana (now The University of Louisiana, Lafayette) in 1989 and is a Certified Public Accountant.

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

C. Stewart Slack.  Stewart Slack serves as a director for Business First and Business First Bank. Mr. Slack is a commercial real estate executive currently serving as principal and founder of JSW|Group, a development services consulting group in Dallas, Texas. Mr. Slack previously served as Vice President of KDC Real Estate Development & Investments, a national real estate development company headquartered in Dallas. From 1998 to 2013 Mr. Slack was managing partner in Slack-Alost Development, a regional real estate development company. Mr. Slack also served as founder and President of Slack Alost Architecture from 1985 to 2013. Mr. Slack served as a director for Premier Bank, later Bank One, from 1989 to 2000. Mr. Slack serves and has served on a number of community and non-profit boards including The Strand Theater Corporation, Shreveport Chamber of Commerce, Committee of 100, LSU Health Sciences Center Foundation Board, National Institutes of Health Grant Awards and many others. Mr. Slack is an active member of several commercial real estate industry organizations. In 2000, Mr. Slack was appointed by Governor Mike Foster to a six year term on the LSU Board of Supervisors serving as Chairman in 2004. Mr. Slack holds a degree in Architecture from Louisiana State University, a Certificate in Executive Leadership from the Cox School of Business at SMU and recently achieved CCIM designation, commercial real estates most prestigious certification. His specialized business knowledge in commercial real estate development, CRE finance, investments, architecture and construction, combined with 20 years of bank board experience adds value to the company and shareholders.

Kenneth Smith, PE, PLS.  Kenneth Smith serves as a director for Business First and Business First Bank. Mr. Smith, a Professional Engineer and Land Surveyor, is President and Chief Executive Officer of T. Baker Smith, LLC, a professional services firm that provides planning, environmental, surveying, engineering, and construction management services. Mr. Smith has been with T. Baker Smith, LLC since 1980. He also serves as Managing Partner for the following companies: TBS Mexico, TBS Holding, LLC, a real-estate holding company; Four C’s of Houma, LLC, a personal investment company; and Mega Beast Commercial Realty, a commercial real estate company. Mr. Smith serves as a Partner at JPS Equipment Rentals, LLC. Mr. Smith served as the President for the Houma Terrebonne Chamber of Commerce, South Central Industrial Association, South Louisiana Economic Council, and the Louisiana Pipeliners Association, and he currently serves as a member of the Louisiana Oil & Gas Association and Louisiana Association of Business & Industry. Mr. Smith earned a degree in civil engineering from Louisiana Tech University. He brings extensive business skills and experience to our board of directors, having successfully managed his own business for many years. Mr. Smith is also an active leader in his community and serves on the boards of many civic organizations. His many professional and community contacts benefit our board of directors.

Thomas Everett Stewart, Jr.  Everett Stewart serves as a director for Business First and Business First Bank. Mr. Stewart has been retired since 2009. From 1988 to 2009, he served as President of Interstate Logos, LLC, a wholly-owned subsidiary of Lamar Advertising Company. Mr. Stewart also served as a board member of Lamar Advertising Company for several years, and he served on the board of The Business Bank of Baton Rouge for two years. Mr. Stewart earned a Bachelor of Science degree in business administration from Auburn University. He has extensive business knowledge and brings years of experience managing a subsidiary of a publicly-traded company to our board of directors.

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

Robert Yarborough. Bobby Yarborough serves as a director for Business First and Business First Bank. Mr. Yarborough is the Chief Executive Officer and co-owner of Manda Fine Meats, a meat processing company headquartered in Baton Rouge, Louisiana. Mr. Yarborough has been with Manda Fine Meats since 1976.  He earned a bachelor’s degree in marketing from Southeastern Louisiana University. Mr. Yarborough has served as a director for a number of non-profits and business associations, and currently serves as a board member of the LSU System Board of Supervisors. Mr. Yarborough brings leadership, business knowledge and valuable community contacts to our board of directors through his long experience in managing a business and through his service on various other boards.

Non-Director Executive Officers

A brief description of the background of each of the executive officers of the Company and Bank who are not also directors of the Company is set forth below. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or director.

Donald A. Hingle, II.  Don Hingle has been with Business First Bank since July 2009 and currently serves as the Executive Vice President, Chief Credit Executive. Prior to January 2017, Mr. Hingle served as the Executive Vice President of the Southeastern Region, which includes the Houma, Covington and New Orleans markets. Prior to his promotion to Executive Vice President in February of 2014, Mr. Hingle served as the Regional President of Business First Bank’s Bayou Region (Houma Market). Mr. Hingle manages all aspects of the credit function of the Bank including credit analysis, credit reporting, asset-based lending services, SBA lending, loan documentation and loan services and the appraisal department. He has 35 years of banking experience. Mr. Hingle has a Bachelor’s Degree in Finance and a Master’s of Business Administration from the University of New Orleans.

Philip Jordan. Philip Jordan has been with Business First Bank since August 2008 and currently serves as the Chief Commercial Officer, leading the unified commercial banking team that includes each of the Bank’s markets as well as the correspondent banking division. Prior to January 2017, Mr. Jordan was the Western Region Chief Executive Officer which included the southwest, northwest and Lafayette areas of Louisiana. Prior to his promotion to Executive Vice President in July 2015, Mr. Jordan served as Regional President of Business First Bank’s Northwest Louisiana division. Mr. Jordan holds a Finance degree from Louisiana Tech University.

Keith Mansfield   Keith Mansfield serves as Executive Vice President and Chief Operations Officer for Business First Bank and has nearly 20 years of banking experience. In his role as Chief Operations Officer, Mr. Mansfield is responsible for all aspects of the Bank's operations, which include information technology, electronic banking, deposit operations, branch and treasury operations, business intelligence, marketing, facilities, security, and vendor management. Mr. Mansfield served most recently as the Bank's Chief Information Officer. Before joining Business First Bank, Mr. Mansfield served as the Chief Technology Officer for a regional financial institution in the Southeast. He was responsible for directing the planning and implementation of enterprise IT systems in support of business operations and was responsible for managing the Information Technology Group.  In addition, he had responsibility for business continuity, information security, and trust operations. Mr. Mansfield began his career in 1998 as a Management Trainee and has served in many roles including manager of the Electronic Banking, Internet Banking, and Wire Transfer departments. Mr. Mansfield received a Bachelor of Business Administration in Accounting from the University of Tennessee at Martin, graduating with high honors and being named the Outstanding Student in Accounting and Administrative Services.

Alicia Robertson. Alicia Robertson serves as Executive Vice President and Chief Retail Officer for Business First Bank and has more than 30 years of banking experience. In her role as Chief Retail Officer, Ms. Robertson is responsible for retail network production, wealth solutions, private banking and treasury management. During her tenure with Business First Bank, Ms. Robertson also managed electronic banking, deposit operations, branch and treasury operations. Prior to Business First Bank, Ms. Robertson served as a private banker and treasury management sales officer with a focus on commercial banking.

Gregory Robertson. Greg Robertson has served as the Executive Vice President and Chief Financial Officer of Business First Bank since January 2017 and has been with Business First since 2011. He previously served as our Chief Banking Officer. He has been in the banking business since 1996. Mr. Robertson worked at City Savings Bank and Trust Co. from 1996 to 2011, where he served in many capacities, including branch manager, commercial lender, program manager for City Savings Financial Services, and Senior Vice President. As Chief Financial Officer for Business First Bank, he leads the finance and risk areas of the Bank including accounting, treasury and investments, credit, special assets, Bank Secrecy Act, compliance, internal audit, enterprise risk management, risk analytics, and project management. Mr. Robertson graduated from Northwestern State University in 1993 with a Bachelor of Science degree.

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

Director Independence

Our board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Stock Market and the SEC. Although we are not currently listed on the NASDAQ Global Select Market at this time, we anticipate being listed in the late first quarter or early second quarter of 2018. Under the listing rules of the Nasdaq Stock Market, independent directors must comprise a majority of our board of directors at the time of our listing. The rules of the Nasdaq Stock Market, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors

Applying these standards, our board of directors has affirmatively determined that all of our directors, except for Mr. Melville and Mr. Byrd, are “independent directors” under the applicable rules. We have determined that Mr. Melville and Mr. Byrd are not “independent directors” under the applicable rules since each is an employee of the Bank and Mr. Melville is also an employee of the Company.

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

ITEM 11. Executive Compensation.

Business First’s named executive officers for 2017, which consist of its principal executive officer and the two other most highly compensated executive officers, are:

•	David R. (“Jude”) Melville, III, Business First’s and Business First Bank’s President and Chief Executive Officer;
•	Gregory Robertson, Business First’s Chief Financial Officer and Treasurer and Business First Bank’s Executive Vice President and Chief Financial Officer; and
•	Philip Jordan, Business First Bank’s Executive Vice President and Chief Commercial Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2017 and 2016. The compensation shown on the table below is paid to such employees by Business First Bank.

Name and Principal Position with Business First Bank	Year ($)	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Comp.(2) ($)	Total ($)
David R. (“Jude”) Melville, III	2017	$415,833	$79,798(3)	$264,000(4)	$42,785	$802,416
President and Chief Executive Officer	2016	$350,000	$—	$210,000(5)	$44,034	$604,034

Gregory Robertson	2017	$253,750	$25,755(3)	$90,125(4)	$35,751	$405,381
Executive Vice President and Chief Financial Officer	2016	$241,667	$—	$80,000(5)	$36,295	$357,962

Philip Jordan	2017	$244,958	$21,012(3)	$90,125(4)	$35,711	$391,806
Executive Vice President and Chief Commercial Officer	2016	$202,333	$—	$67,500(5)	$34,134	$303,967

_______________________

1.

The dollar amount of our time-based stock awards reflects the aggregate fair value determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. The market value at the grant date of $17.00 per share was based upon the September 30, 2017 third-party valuation of our common stock.

2.	All Other Compensation for the named executive officers includes the total of the benefits and perquisites in the table below.
3.	Restricted stock awards were granted on March 31, 2017 and vest in three equal installments over a period of two years.
4.	Paid in 2018 for service in 2017.
5.	Paid in 2017 for service in 2016.

Named Executive Officer	Year ($)	Car Allowance	Health & Welfare Plan Premiums	Club Dues	Total
David R. (“Jude”) Melville, III	2017	$10,728	$19,632	$12,425	$42,785
	2016	$10,728	$20,233	$13,073	$44,034

Gregory Robertson	2017	$10,728	$19,632	$5,391	$35,751
	2016	$10,728	$20,233	$5,334	$36,295

Philip Jordan	2017	$10,296	$18,881	$6,534	$35,711
	2016	$9,000	$19,304	$5,830	$34,134

	Grants of Plan-Based Awards
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other
Named Executive Officer	Grant Date	Thres- hold ($)	Tar- get ($)	Maxi- mum ($)	Thres- hold (#)	Tar- get (#)	Maxi- mum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Option Awards: Number of Secur- ities Under- lying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards

David R. (“Jude”) Melville, III	March 31, 2017	—	—	—	—	—	—	4,694(1)	—	N/A	$17.00

Gregory Robertson	March 31, 2017	—	—	—	—	—	—	1,515(1)	—	N/A	$17.00

Philip Jordan	March 31, 2017	—	—	—	—	—	—	1,236(1)	—	N/A	$17.00
_____________________

1.	Restricted stock awards were granted on March 31, 2017 and vest in three equal installments over a period of two years.

Outstanding equity awards at 2017 fiscal year-end

The following table provides information regarding outstanding equity awards held by each of our named executive officers on December 31, 2017.

	Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David R. (“Jude”) Melville, III	05/17/2011	100,000	—	100,000(1)	$15.00	05/17/2021
	12/22/2006	—	92,400	92,400(2)	$10.00	01/15/2020

Gregory Robertson	07/31/2014	15,000	—	15,000(3)	$17.11	07/31/2024
	09/26/2011	10,000	—	10,000(3)	$15.00	09/26/2021

Philip Jordan	07/31/2014	7,500	—	7,500(3)	$17.11	07/31/2024
	11/29/2012	10,000	—	10,000(3)	$15.00	11/29/2022
	10/20/2008	13,750	1,250	15,000(4)	$12.00	10/20/2018

_____________________________

(1)	Options vest over a period of 4 years following the date of grant.
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

(3)	Options vest over a period of 3 years following the date of grant.
(4)	Options vest over a period of 10 years following the date of grant.

	Outstanding Stock Awards
Name	Number of Shares or Unites of Stock That have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. (“Jude”) Melville, III	3,130	$53,210	—	—

Gregory Robertson	1,010	$17,170	—	—

Philip Jordan	824	$14,008	—	—

Employment Agreements

Business First Bank is a party to employment agreements with certain of its named executive officers. With respect to its named executive officer, Business First Bank has entered into an employment agreement with David (“Jude”) Melville, III. A summary description of the employment agreement is set forth below.

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

If Mr. Melville’s employment is terminated by Business First Bank without cause (as defined in the agreement) during the term of the agreement or if Mr. Melville terminates his employment for good reason (as defined in the agreement), he will be entitled to payment of an amount equal to two times his then current annual base salary, plus certain continued benefits to which he would otherwise be entitled in accordance with the terms and provisions of any such plans or programs. In addition, if, following a change-in-control (as defined in the agreement) of Business First or Business First Bank, Mr. Melville remains employed for a 12 month period, he will be permitted to terminate his employment for any reason within 90 days of the end of such 12 month period and receive compensation as if he had terminated his employment for good reason. Mr. Melville would also be provided with a tax “gross-up” payment if any of the payments above subject him to certain excise taxes.

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

Equity Incentive Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2017, we had 831,080 outstanding and unexercised stock options, of which 784,698 were vested, that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercise or forfeited. At December 31, 2017, the weighted average exercise price of the stock options issued under our 2006 Stock Option Plan was $12.73.

On June 29, 2017, our shareholders approved our 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made.

Our Plan is intended to provide certain of our officers, directors and employees the opportunity to acquire a proprietary interest in our success by granting various types of equity grants and awards to such individuals. Specifically, the plans are intended to advance our interests by (1) enabling us to attract and retain the best available individuals for positions of substantial responsibility; (2) providing additional incentive to such persons by affording them an opportunity for equity participation in our business; and (3) rewarding officers, directors and employees for their contributions.

Our Plan is administered by our board of directors. Our board of directors has authority with respect to the plan to:

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

The following table sets forth compensation paid, earned or awarded during 2017 to each of our directors and the directors of Business First Bank, other than directors who are also named executive officers, whose compensation is described in the ”Summary Compensation Table” above, and Jack Byrd, who was appointed as a director of the Company and the Bank after the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Lloyd Benny Alford	$13,750	$4,998	$18,748
John Graves	$14,250	$4,998	$19,248
Robert S. Greer, Jr.	$150,478	$4,998	$155,476
David L. Laxton, III	$14,500	$4,998	$19,498
Rolfe Hood McCollister, Jr.	$10,500	$4,998	$15,498
Andrew D. McLindon	$14,250	$4,998	$19,248
Patrick E. Mockler	$10,500	$4,998	$15,498
David A. Montgomery, Jr.	$14,500	$4,998	$19,498
Arthur Price	$14,500	$4,998	$19,498
Fayez K. Shamieh	$10,500	$4,998	$15,498
C. Stewart Slack	$18,000	$4,998	$22,998
Kenneth Smith	$14,000	$4,998	$18,998
Thomas Everett Stewart, Jr.	$10,500	$4,998	$15,498
Steve White	$10,500	$4,998	$15,498
Robert Yarborough	$14,500	$4,998	$19,498
(1)

The dollar amount of our stock awards reflects the aggregate fair value determined as of the award date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. The market value at the award date of $17.00 per share was based upon the September 30, 2017 third-party valuation of our common stock.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 9, 2018, by (1) our directors and executive officers, (2) each person who is known by us to own beneficially 5% or more of the our common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise indicated below, the address for each of the listed beneficial owners is 500 Laurel Street, Suite 101, Baton Rouge, Louisiana 70801.

Security Ownership of Management
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)
Directors and Executive Officers
Lloyd Benny Alford	33,647	(2)	*
Jack E. Byrd, Jr.	20,000		*
John Graves	38,669		*
Robert S. Greer, Jr.	11,294		*
David L. Laxton, III	30,622		*
Rolfe Hood McCollister, Jr.	83,294	(3)	*
Andrew D. McLindon	22,794		*
David R. Melville, III	202,694	(4)	1.9%
Patrick E. Mockler	8,927		*
David A. Montgomery, Jr.	6,294		*
Arthur Price	11,294	(5)	*
Fayez K. Shamieh	33,512		*
C. Stewart Slack	11,794		*
Kenneth Smith	42,294		*
Thomas Everett Stewart, Jr.	129,044	(6)	1.3%
Steve White	2,794		*
Robert Yarborough	32,794	(7)	*
Donald A. Hingle, II	32,875	(8)	*
Philip Jordan	36,486	(9)	*
Keith Mansfield	25,697	(10)	*
Alicia Robertson	12,278	(11)	*
Gregory Robertson	31,515	(12)	*
Directors and Executive Officers as a group (22 persons)	860,612		8.1%	(13)

_________________________________________________

*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 10,232,495 shares of our common stock issued and outstanding as of March 9, 2018 (rounded to the nearest tenth of a percent).
(2)	Includes (i) 32,794 shares held directly by Mr. Alford, and (ii) 853 shares held by Mr. Alford’s spouse.
(3)	Includes (i) 54,544 shares held directly by Mr. McCollister, (ii) 5,000 shares held by Mr. McCollister’s spouse, and (iii) warrants to purchase 23,750 shares of common stock.
(4)	Includes (i) 7,164 shares held directly by Mr. Melville, (ii) vested options to purchase 192,400 shares of common stock, and (iii) 3,130 shares of unvested restricted stock.
(5)	Includes 11,000 shares held by PEMP Investments, LLC, a company controlled by Mr. Price.
(6)	Includes (i) 105,294 shares held jointly by Mr. Stewart and his spouse, and (ii) warrants to purchase 23,750 shares of common stock.
(7)	Includes (i) 20,294 shares held directly by Mr. Yarborough, and (ii) 10,000 shares held jointly by Mr. Yarborough and his spouse.
(8)	Includes (i) 2,625 shares held directly by Mr. Hingle, (ii) 250 shares of unvested restricted stock, and (iii) vested options to purchase 30,000 shares of common stock.
(9)	Includes (i) 4,412 shares held directly by Mr. Jordan, (ii) 824 shares of unvested restricted stock, and (iii) vested options to purchase 31,250 shares of common stock.
(10)	Includes (i) 5,232 shares held directly by Mr. Mansfield, (ii) 465 shares of unvested restricted stock, and (iii) vested options to purchase 20,000 shares of common stock.
(11)	Includes (i) 92 shares held directly by Ms. Robertson, (ii) 186 shares of unvested restricted stock, and (iii) vested options to purchase 12,000 shares of common stock.
(12)	Includes (i) 5,505 shares held directly by Mr. Robertson, (ii) 1,010 shares of unvested restricted stock, and (iii) vested options to purchase 25,000 shares of common stock.
(13)	Calculation of percentage ownership is based upon 10,590,645 shares of our common stock outstanding, which assumes the exercise of all options and warrants held by the above-listed individuals.

Security Ownership of Certain Beneficial Owners
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)
Shareholders with 5% interest
EJF Sidecar Fund Series, LLC – Small Financial Equities Series 2107 Wilson Blvd Suite 410 Arlington, VA 22201	565,000	5.5%

_____________________________________________________________

(1)	The percentage beneficially owned was calculated based on 10,232,495 shares of our common stock issued and outstanding as of March 9, 2018 (rounded to the nearest tenth of a percent).

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described in the “Executive Compensation” section above, the following is a description of each transaction since January 1, 2017, and each proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●

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

ITEM 14. Principal Accounting Fees and Services.

Fees to Hannis T. Bourgeois, LLP

The following table presents fees for professional services rendered by Hannis T. Bourgeois, LLP for 2017 and 2016:

	2017	2016
Audit fees	$177,700	$166,150
Audit-related fees	1,695	10,800
Tax fees	9,040	10,550
All other fees	17,265	15,900
Total	$205,700	$203,400

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

Consolidated Statements of Changes in Shareholders’ Equity

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

2.3

Agreement and Plan of Reorganization, dated October 5, 2017, by and among Business First Bancshares, Inc., Minden Bancorp, Inc. and BFB Acquisition Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 12, 2017 (File No. 333-200112)).

3.1

Amended and Restated Articles of Incorporation of Business First Bancshares, Inc., adopted September 28, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 2, 2017 (File No. 333-200112)).

3.2

Amended and Restated Bylaws of Business First Bancshares, Inc., adopted August 23, 2017 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2017 filed by Business First Bancshares, Inc. on November 9, 2017 (File No. 333-200112)).

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 12, 2017 (File No. 333-200112)).

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

10.3

Business First Bancshares 2006 Stock Option Plan (“2006 Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.4

Form of Incentive Stock Option Award Agreement under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.5

Form of Incentive Stock Option Award Agreement (As Amended), under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.6	Form of Warrant Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.7

Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form S-4 Registration Statement filed by Business First Bancshares, Inc. on February 5, 2015 (File No. 333-200112)).

10.8

Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016 (incorporated by reference to Exhibit 10.10 included in the Company’s Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016 (File No. 333-200112)).

10.9	Business First Bancshares, Inc., 2017 Equity Incentive Plan.*

21.1	List of subsidiaries of Business First Bancshares, Inc.*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith.
**

Furnished herewith, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 21, 2018	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2018.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 21, 2018
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 21, 2018
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Lloyd Benny Alford	Director	March 21, 2018
Lloyd Benny Alford

By	/s/ Jack E. Byrd, Jr.	Director	March 21, 2018
Jack E. Byrd, Jr.

By:	/s/ John Graves	Director	March 21, 2018
John Graves

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 21, 2018
Robert S. Greer, Jr.

By	/s/ David L. Laxton, III	Director	March 21, 2018
David L. Laxton, III

By	/s/ Rolfe Hood McCollister, Jr.	Director
	Rolfe Hood McCollister, Jr.		March 21, 2018

By:	/s/ Andrew D. McLindon	Director
	Andrew D. McLindon		March 21, 2018

By:	/s/ Patrick E. Mockler	Director
	Patrick E. Mockler		March 21, 2018

By:	/s/ David A. Montgomery, Jr.	Director
	David A. Montgomery, Jr.		March 21, 2018

By:	/s/ Arthur Price	Director
	Arthur Price		March 21, 2018

By:	/s/ Fayez K. Shamieh	Director
	Fayez K. Shamieh		March 21, 2018

By:	/s/ C. Stewart Slack	Director
	C. Stewart Slack		March 21, 2018

By:	/s/ Kenneth Smith	Director
	Kenneth Smith		March 21, 2018

By:	/s/ Thomas Everett Stewart, Jr.	Director
	Thomas Everett Stewart, Jr.		March 21, 2018

By:	/s/ Steve White	Director
	Steve White		March 21, 2018

By:	/s/ Robert Yarborough	Director
	Robert Yarborough		March 21, 2018