Form 10-Q
period 2018-03-31
Business First Bancshares, Inc.
filed 2018-05-11
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECUTITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 8, 2018, the issuer has outstanding 10,271,931 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and Due from Banks	$37,627	$107,591
Federal Funds Sold	11,730	8,820
Securities Available for Sale, at Fair Values	262,988	179,148
Mortgage Loans Held for Sale	147	201
Loans and Lease Receivable, Net of Allowance for Loan Losses of $9,647 in 2018 and $8,765 in 2017	1,181,803	966,519
Premises and Equipment, Net	10,424	8,780
Accrued Interest Receivable	4,700	4,110
Other Equity Securities	9,381	8,627
Other Real Estate Owned	1,282	227
Cash Value of Life Insurance	24,109	23,200
Goodwill	32,816	6,824
Core Deposit Intangible	4,366	2,003
Other Assets	6,340	5,206
Total Assets	$1,587,713	$1,321,256

LIABILITIES
Deposits:
Noninterest Bearing	$297,845	$264,646
Interest Bearing	1,009,893	790,887
Total Deposits	1,307,738	1,055,533
Securities Sold Under Agreements to Repurchase	15,434	1,939
Short Term Borrowings	862	862
Long Term Borrowings	2,700	2,700
Federal Home Loan Bank Borrowings	75,000	75,000
Accrued Interest Payable	1,104	890
Other Liabilities	4,881	4,397
Total Liabilities	1,407,719	1,141,321

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 10,271,931 and 10,232,495 Shares Issued and Outstanding at March 31, 2018 and December 31, 2017, respectively	10,272	10,232
Additional Paid-in Capital	144,441	144,172
Retained Earnings	29,666	27,175
Accumulated Other Comprehensive Loss	(4,385)	(1,644)
Total Shareholders' Equity	179,994	179,935
Total Liabilities and Shareholders' Equity	$1,587,713	$1,321,256

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2018	2017
Interest Income:
Interest and Fees on Loans	$15,676	$11,141
Interest and Dividends on Securities	1,423	947
Interest on Federal Funds Sold and Due From Banks	127	17
Total Interest Income	17,226	12,105
Interest Expense:
Interest on Deposits	2,298	1,348
Interest on Borrowings	428	197
Total Interest Expense	2,726	1,545
Net Interest Income	14,500	10,560
Provision for Loan Losses	474	355
Net Interest Income after Provision for Loan Losses	14,026	10,205
Other Income:
Service Charges on Deposit Accounts	610	512
Other Income	1,125	792
Total Other Income	1,735	1,304
Other Expenses:
Salaries and Employee Benefits	6,704	4,984
Occupancy and Equipment Expense	1,418	1,168
Other Expenses	3,822	2,614
Total Other Expenses	11,944	8,766
Income Before Income Taxes	3,817	2,743
Provision for Income Taxes	709	767
Net Income	$3,108	$1,976
Earnings Per Share:
Basic	$0.30	$0.29
Diluted	$0.29	$0.27

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2018	2017
Consolidated Net Income	$3,108	$1,976

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(3,470)	1,703
Income Tax Effect	729	(579)
Other Comprehensive Income (Loss)	(2,741)	1,124
Consolidated Comprehensive Income (Loss)	$367	$3,100

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	1,976	-	1,976
Other Comprehensive Income (Loss)	-	-	-	1,124	1,124
Cash Dividends Declared, $0.05 Per Share	-	-	(346)	-	(346)
Stock Based Compensation Cost	18	(97)	-	-	(79)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at March 31, 2017	$6,933	$84,996	$25,478	$(1,206)	$116,201

Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	3,108	-	3,108
Other Comprehensive Income (Loss)	-	-	-	(2,741)	(2,741)
Cash Dividends Declared, $0.06 Per Share	-	-	(614)	-	(614)
Stock Based Compensation Cost	44	344	-	-	388
Surrendered Shares of Stock Based Compensation	(4)	(75)	(3)	-	(82)
Balances at March 31, 2018	$10,272	$144,441	$29,666	$(4,385)	$179,994

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Consolidated Net Income	$3,108	$1,976
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	474	355
Depreciation and Amortization	290	320
Amortization of Purchase Accounting Valuations	(253)	(1,422)
Noncash Compensation (Income) Expense	306	(79)
Net Amortization of Securities	571	482
Gain on Sale of Other Real Estate Owned, Net of Writedowns	-	(3)
Increase in Cash Value of Life Insurance	(168)	(150)
Provision (Credit) for Deferred Income Taxes	(465)	531
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	565	298
Decrease in Other Assets	1,014	176
Decrease in Accrued Interest Payable	(16)	(55)
Decrease in Other Liabilities	(1,144)	(463)
Net Cash Provided by Operating Activities	4,282	1,966

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(2,015)	(3,396)
Proceeds from Maturities / Sales of Securities Available for Sale	5,740	2,175
Proceeds from Paydowns of Securities Available for Sale	8,261	5,314
Net Cash Paid in Merger	(49,796)	-
Purchases of Other Equity Securities	(255)	(4)
Redemption of Other Equity Securities	58	54
Net Increase in Loans	(22,614)	(42,128)
Purchases of Premises and Equipment	(305)	(168)
Proceeds from Sales of Other Real Estate	2	3
Net (Increase) Decrease in Federal Funds Sold	6,590	(6,129)
Net Cash Used in Investing Activities	(54,334)	(44,279)

	For The Three Months Ended March 31,
	2018	2017
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(11,746)	30,467
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(2,552)	356
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(5,000)	19,656
Repurchase of Common Stock	-	(33)
Payment of Dividends on Common Stock	(614)	(346)
Net Cash Provided (Used in) by Financing Activities	(19,912)	50,100
Net Increase (Decrease) in Cash and Cash Equivalents	(69,964)	7,787
Cash and Cash Equivalents at Beginning of Period	107,591	42,173
Cash and Cash Equivalents at End of Period	$37,627	$49,960

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$2,082	$1,409
Interest on Borrowings	$430	$191
Income Tax Payments	$-	$350

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(3,470)	$1,703
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$729	$(579)
Transfer of Loans to Other Real Estate	$8	$215
Transfer of Premises and Equipment to Other Real Estate	$1,049	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Business First Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC. The Bank operates out of branch locations, loan production offices, and one wealth solutions office in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2018. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid an aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had approximately $317.1 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.2 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

Cost and Allocation of Purchase Price for Minden Bancorp, Inc. (MBI):
(Dollars in thousands, except per share data)
Purchase Price:
MBI Shares Outstanding at December 31, 2017	2,407,627
MBI Restricted Stock Awards Outstanding at December 31, 2017	1,480
MBI Shares Cashed Out Under Terms of Merger		2,409,107
Exchange Ratio		23.20
Cash Paid to Shareholders for Shares of Common Stock		$55,891
MBI Stock Options Outstanding at December 31, 2017
17,822 Shares at $31.50 Less Strike Price
Cash Paid on MBI Options		296
Total Purchase Price		$56,187
Net Assets Acquired:
Cash and Cash Equivalents		$15,891
Securities Available for Sale		99,867
Loans and Leases Receivable		192,714
Premises and Equipment, Net		2,678
Cash Value of Life Insurance		741
Core Deposit Intangible		2,494
Other Assets		2,666
Total Assets		317,051

Deposits		263,951
Borrowings		21,047
Other Liabilities		1,858
Total Liablilites		286,856
Net Assets Acquired		30,195
Goodwill Resulting from Merger		$25,992

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming MBI was acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2017 and should not be considered representative of future operating results.

	For The Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
	(except per share data)

Interest Income	$17,226	$15,388
Interest Expense	2,726	1,914
Net Interest Income	14,500	13,474
Provision for Loan Losses	474	355
Net Interest Income after Provision for Loan Losses	14,026	13,119
Noninterest Income	1,735	1,502
Noninterest Expense	11,944	9,950
Income Before Income Taxes	3,817	4,671
Income Tax Expense	709	1,387
Net Income	$3,108	$3,284

Earnings Per Common Share
Basic	$0.30	$0.32
Diluted	$0.29	$0.31

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

	For The Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$3,108	$1,976
Denominator:
Weighted Average Common Shares Outstanding	10,232,933	6,914,716
Dilutive Effect of Stock Options and Warrants	345,822	271,901
Weighted Average Dilutive Common Shares	10,578,755	7,186,617

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.30	$0.29

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.29	$0.27

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$10,683	$-	$169	$10,514
Corporate Securities	13,069	76	153	12,992
Mortgage-Backed Securities	151,810	3	4,253	147,560
Municipal Securities	92,184	151	1,122	91,213
Other Securities	793	-	84	709
Total Securities Available for Sale	$268,539	$230	$5,781	$262,988

	December 31, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,008	$13	$68	$8,953
Corporate Securities	13,074	59	92	13,041
Mortgage-Backed Securities	81,763	2	1,824	79,941
Municipal Securities	76,553	353	427	76,479
Other Securities	831	-	97	734
Total Securities Available for Sale	$181,229	$427	$2,508	$179,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$8,517	$156	$1,997	$13	$10,514	$169
Corporate Securities	4,364	153	-	-	4,364	153
Mortgage-Backed Securities	80,026	1,532	66,473	2,721	146,499	4,253
Municipal Securities	55,121	745	11,423	377	66,544	1,122
Other Securities	-	-	709	84	709	84
Total Securities Available for Sale	$148,028	$2,586	$80,602	$3,195	$228,630	$5,781

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,136	$56	$2,004	$12	$6,140	$68
Corporate Securities	4,448	69	2,007	23	6,455	92
Mortgage-Backed Securities	8,320	71	71,182	1,753	79,502	1,824
Municipal Securities	25,798	168	11,927	259	37,725	427
Other Securities	-	-	734	97	734	97
Total Securities Available for Sale	$42,702	$364	$87,854	$2,144	$130,556	$2,508

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$11,315	$11,322
One to Five Years	52,203	51,880
Over Five to Ten Years	112,821	109,799
Over Ten Years	92,200	89,987
Total Securities Available for Sale	$268,539	$262,988

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Real estate loans:
Construction and land	$191,220	$143,535
Farmland	14,498	10,480
1-4 family residential	218,623	157,505
Multi-family residential	25,884	20,717
Nonfarm nonresidential	390,478	337,699
Commercial	290,427	254,427
Consumer	60,320	50,921
Total loans held for investment	1,191,450	975,284

Less:
Allowance for loan losses	(9,647)	(8,765)
Net loans	$1,181,803	$966,519

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2018 and December 31, 2017.

Net deferred loan origination fees were $1.2 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2018 and December 31, 2017, overdrafts of $202,000 and $129,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $83.4 million and $82.4 million at March 31, 2018 and December 31, 2017, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans acquired in business combinations were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.

Total loans held for investment at March 31, 2018 includes $218.1 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2018 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $5.5 million and acquired performing loans not accounted for under ASC 310-30 totaling $215.8 million with a related purchase discount of $3.2 million.

Total loans held for investment at December 31, 2017 includes $46.1 million of loans acquired in an acquisition that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2017 were acquired impaired loans with a net carrying amount of $696,000 and acquired performing loans totaling $47.2 million with a related purchase discount of $1.8 million.

The following tables set forth, as of March 31, 2018 and December 31, 2017, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2018
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,421	$76	$1,284	$144	$2,323	$3,147	$370	$8,765
Charge-offs	-	-	(6)	-	-	-	(17)	(23)
Recoveries	398	-	4	-	-	5	24	431
Provision	(45)	(4)	151	37	(20)	343	12	474
Ending Balance	$1,774	$72	$1,433	$181	$2,303	$3,495	$389	$9,647
Ending Balance:
Individually evaluated for impairment	$36	$-	$245	$-	$44	$268	$-	$593
Collectively evaluated for impairment	$1,738	$72	$1,154	$181	$2,259	$3,227	$389	$9,020
Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34

Loans receivable:
Ending Balance	$191,220	$14,498	$218,623	$25,884	$390,478	$290,427	$60,320	$1,191,450
Ending Balance:
Individually evaluated for impairment	$104	$-	$3,141	$-	$5,725	$7,279	$346	$16,595
Collectively evaluated for impairment	$191,116	$14,498	$215,275	$25,884	$379,491	$283,148	$59,974	$1,169,386
Purchased Credit Impaired (1)	$-	$-	$207	$-	$5,262	$-	$-	$5,469

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$188,819	$1,940	$357	$104	$191,220
Farmland	14,498	-	-	-	14,498
1-4 family residential	208,903	5,008	1,951	2,761	218,623
Multi-family residential	25,845	-	39	-	25,884
Nonfarm nonresidential	370,922	5,495	5,998	8,063	390,478
Commercial	265,816	15,900	4,954	3,757	290,427
Consumer	59,217	687	68	348	60,320
Total	$1,134,020	$29,030	$13,367	$15,033	$1,191,450

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	-	-	-	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	-	40	-	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2018 and December 31, 2017. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$646	$-	$91	$737	$190,483	$191,220	$-
Farmland	-	-	-	-	14,498	14,498	-
1-4 family residential	1,929	388	1,051	3,368	215,255	218,623	50
Multi-family residential	39	-	-	39	25,845	25,884	-
Nonfarm nonresidential	1,384	270	5,973	7,627	382,851	390,478	-
Commercial	1,353	73	3,350	4,776	285,651	290,427	61
Consumer	184	44	334	562	59,758	60,320	3
Total	$5,535	$775	$10,799	$17,109	$1,174,341	$1,191,450	$114

	December 31, 2017
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$-	$91	$91	$143,444	$143,535	$-
Farmland	-	-	-	-	10,480	10,480	-
1-4 family residential	470	319	939	1,728	155,777	157,505	73
Multi-family residential	-	-	-	-	20,717	20,717	-
Nonfarm nonresidential	2,344	103	3,329	5,776	331,923	337,699	-
Commercial	-	-	3,274	3,274	251,153	254,427	59
Consumer	6	-	367	373	50,548	50,921	-
Total	$2,820	$422	$8,000	$11,242	$964,042	$975,284	$132

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2018 and December 31, 2017. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $116,000 and $42,000 for the three months ending March 31, 2018 and 2017, respectively.

	March 31, 2018
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$90	$90	$36	$90
Farmland	-	-	-	-
1-4 family residential	461	514	245	384
Multi-family residential	-	-	-	-
Nonfarm nonresidential	386	417	44	335
Other Loans:
Commercial	402	442	268	485
Consumer	-	-	-	-
Total	$1,339	$1,463	$593	$1,294

With no allowance recorded:
Real Estate Loans:
Construction and land	$14	$41	$-	$15
Farmland	-	-	-	-
1-4 family residential	2,680	3,154	-	2,853
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,339	5,513	-	5,590
Other Loans:
Commercial	6,877	8,750	-	5,632
Consumer	346	385	-	429
Total	$15,256	$17,843	$-	$14,519

Total Impaired Loans:
Real Estate Loans:
Construction and land	$104	$131	$36	$105
Farmland	-	-	-	-
1-4 family residential	3,141	3,668	245	3,237
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,725	5,930	44	5,925
Other Loans:
Commercial	7,279	9,192	268	6,117
Consumer	346	385	-	429
Total	$16,595	$19,306	$593	$15,813

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to account for certain loans acquired in business combinations as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The expected cash flows approximated fair value as of the date of mergers and, as a result, no accretable yield was recognized at acquisition for the purchased impaired credits.

The following table presents the changes in the carrying amount of the purchased impaired credits accounted for under ASC 310-30 for the periods presented.

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2016	$1,776
Payments received, net of discounts realized	(924)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - December 31, 2017	696
Carrying amount of purchased impaired credits acquired in MBI acquisition	4,814
Payments received, net of discounts realized	(42)
Carrying amount - March 31, 2018	$5,468

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2018 and December 31, 2017, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of March 31, 2018 and December 31, 2017. The Bank had $3.3 million in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2017 and none that had subsequently defaulted during the three months ended March 31, 2018.

Modifications as of March 31, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$450
Other Loans:
Commercial	8	7,493	5,475
Total	10	$8,196	$5,925

Modifications as of December 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$455
Other Loans:
Commercial	4	4,498	2,605
Total	6	$5,201	$3,060

Note 7 – Commitments and Contingencies –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $279.8 million and standby and commercial letters of credit of approximately $10.1 million at March 31, 2018.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $579,000 and $413,000 for the three months ended March 31, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2018 through March 31, 2019	$2,384
April 1, 2019 through March 31, 2020	1,884
April 1, 2020 through March 31, 2021	1,287
April 1, 2021 through March 31, 2022	1,164
April 1, 2022 and Thereafter	6,005
Total Future Minimum Lease Payments	$12,724

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 8 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2018
Available for Sale:
U.S. Government Agency Securities	$10,514	$-	$10,514	$-
Corporate Securities	12,992	-	12,992	-
Mortgage-Backed Securities	147,560	-	147,560	-
Municipal Securities	91,213	-	82,551	8,662
Other Securities	709	-	709	-
Total	$262,988	$-	$254,326	$8,662

December 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,953	$-	$8,953	$-
Corporate Securities	13,041	-	13,041	-
Mortgage-Backed Securities	79,941	-	79,941	-
Municipal Securities	76,479	-	67,817	8,662
Other Securities	734	-	734	-
Total	$179,148	$-	$170,486	$8,662

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2018
Assets:
Impaired Loans	$21,437	$-	$21,437	$-
Repossessed Assets	1,295	-	1,295	-
Total	$22,732	$-	$22,732	$-

December 31, 2017
Assets:
Impaired Loans	$13,576	$-	$13,576	$-
Repossessed Assets	227	-	227	-
Total	$13,803	$-	$13,803	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2018
Financial Assets:
Cash and Short-Term Investments	$49,357	$49,357	$49,357	$-	$-
Securities	262,988	262,988	-	254,326	8,662
Mortgage Loans Held for Sale	147	147	-	147	-
Loans - Net	1,181,803	1,164,362	-	-	1,164,362
Cash Value of BOLI	24,109	24,109	-	24,109	-
Other Equity Securities	9,381	9,381	-	-	9,381
Total	$1,527,785	$1,510,344	$49,357	$278,582	$1,182,405

Financial Liabilities:
Deposits	$1,307,738	$1,296,863	$-	$-	$1,296,863
Borrowings	93,996	96,599	-	96,599	-
Total	$1,401,734	$1,393,462	$-	$96,599	$1,296,863

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Financial Assets:
Cash and Short-Term Investments	$116,411	$116,411	$116,411	$-	$-
Securities	179,148	179,148	-	170,486	8,662
Mortgage Loans Held for Sale	201	201	-	201	-
Loans - Net	966,519	952,113	-	-	952,113
Cash Value of BOLI	23,200	23,200	-	23,200	-
Other Equity Securities	8,627	8,627	-	-	8,627
Total	$1,294,106	$1,279,700	$116,411	$193,887	$969,402

Financial Liabilities:
Deposits	$1,055,533	$1,046,096	$-	$-	$1,046,096
Borrowings	80,501	81,059	-	81,059	-
Total	$1,136,034	$1,127,155	$-	$81,059	$1,046,096

Note 9 – Recently Issued Accounting Pronouncements –

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this ASU require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, this ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements at March 31, 2018.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this ASU. Management is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements. The adoption of this ASU may have a material effect on the Company’s consolidated financial statements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments will be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end ending in 2020 for public business entities. Early adoption is permitted for any impairment tests performed after January 1, 2017. Based on recent goodwill impairment tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have any immediate impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments of the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The entity should identify the contract with the customer, identify the performance obligation, determine the transaction price, allocate that transaction price to the performance obligation, and recognize revenue when, or as, the entity satisfies the performance obligation. This guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. This ASU was effective on January 1, 2018. The Company did not identify any material changes to the timing of revenue recognition.

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

The information contained in this Form 10-Q is accurate only as of the date of this form and the dates specified herein.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

In the event that one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2017 to March 31, 2018, and its results of operations for the three months ended March 31, 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of nineteen offices, including sixteen full-service banking centers, two loan production offices, and one wealth solutions office in markets across Louisiana and Texas. On January 1, 2018, we completed the acquisition of Minden Bancorp, Inc., or MBI, and its banking subsidiary MBL Bank, to further increase our presence in the Northwest Louisiana region. As of March 31, 2018, we had total assets of $1.6 billion, total loans of $1.2 billion, total deposits of $1.3 billion, and total shareholders’ equity of $180.0 million.

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

Branch Locations

We have received all the necessary regulatory approvals for converting our loan production offices in New Orleans, Louisiana and Dallas, Texas, into full service banking centers. These locations are on schedule to convert to full service banking centers during the second quarter of 2018.

In March 2018, we closed a banking center in each of Zachary and Erwinville, Louisiana, which is expected to have a minimal impact on its operations and customers.

Recent Developments

On April 9, 2018, our common stock was listed for trading on the NASDAQ Global Select Market. Prior to that time, there was no active public market for our common stock. Our common stock is listed for trading under the symbol “BFST”.

Financial Highlights

The financial highlights for the quarter ended March 31, 2018 include:

•	Total assets of $1.6 billion, a $266.5 million, or 20.2%, increase from December 31, 2017.

•	Total loans of $1.2 billion, a $216.1 million, or 22.2%, increase from December 31, 2017.

•	Total deposits of $1.3 billion, a $252.2 million, or 23.9%, increase from December 31, 2017.

•	Net income for the three months ended March 31, 2018 of $3.1 million, a $1.1 million, or 57.3%, increase from the quarter ended March 31, 2017.

•	Net interest income of $14.5 million for the three months ended March 31, 2018, a year-over-year increase of $3.9 million, or 37.3%, from the three month period ended March 31, 2017.

•

An allowance for loan and lease losses of 0.81% of total loans held for investment as of March 31, 2018, compared to 0.90% as of December 31, 2017, and a ratio of non-performing loans to total loans held for investment of 1.27% as of March 31, 2018, compared to 1.30% as of December 31, 2017.

•	Return on average assets of 0.77% over the first three months of 2018, compared to 0.70% for the first three months of 2017.

•	Return on average equity of 6.94% over the first three months of 2018, compared to 6.91% for the first three months of 2017.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.36%, 10.56%, 10.56% and 11.25%, respectively as of March 31, 2018, compared to 13.53%, 14.49%, 14.49%, and 15.23%, respectively as of December 31, 2017.

•	Book value per share of $17.52 as of March 31, 2018, a decrease of 0.3% from $17.58 at December 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Performance Summary

For the three months ended March 31, 2018, net income was $3.1 million, or $0.30 per basic share and $0.29 per diluted share, compared to net income of $2.0 million, or $0.29 per basic share and $0.27 per diluted share, for the three months March 31, 2017. Return on average assets, on an annualized basis, increased to 0.77% for the three months ended March 31, 2018, from 0.70% for the three months ended March 31, 2017. Return on average equity, on an annualized basis, increased to 6.94% for the three months ended March 31, 2018, as compared to 6.91% for the three months ended March 31, 2017. The increase in net income for the three months ended March 31, 2018, compared to the same time period in 2017, can primarily be attributed to the acquisition of MBI, growth of the loan portfolio, and the enactment of the Tax Cuts and Jobs Act which lowered the effective corporate tax rate.

Notable non-recurring events impacting earnings during these periods include the sale of a participation interest in an impaired credit acquired from American Gateway in 2015, which resulted in a $1.1 million increase in interest income for the three months ended March 31, 2017, and the incurrence of $512,000 in noninterest expenses related to the acquisition of MBI in the three months ended March 31, 2018. Core net income, which excludes non-recurring income and expenses, for the three months ended March 31, 2018 was $3.6 million, or $0.34 per diluted share, compared to core net income of $1.2 million, or $0.17 per diluted share, for the three months ended March 31, 2017. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 0.88% and 7.96% for the three months ended March 31, 2018, compared to 0.43% and 4.27% for the three months ended March 31, 2017.

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

For the three months ended March 31, 2018, net interest income totaled $14.5 million, and net interest margin and net interest spread were 3.97% and 3.75%, respectively, compared to $10.6 million, 4.04%, and 3.84%, respectively, for the three months ended March 31, 2017. The average yield on the loan portfolio was 5.32%, compared to 5.34% for the three months ended March 31, 2017, and the average yield on total interest-earning assets was 4.72%, compared to 4.63% for the three months ended March 31, 2017. These metrics were impacted during the three months ended March 31, 2017 by the sale of a participation interest in an impaired credit acquired from American Gateway in 2015. Excluding the effect of this transaction, for the three months ended March 31, 2017, net interest income was $9.4 million, net interest margin and net interest spread were 3.60% and 3.40%, respectively, and average yield on the loan portfolio and on total interest-earning assets were 4.80% and 4.19%, respectively. For the three months ended March 31, 2018, overall cost of funds increased 18 basis points compared to the three months ended March 31, 2017. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, management anticipates continued pressure on net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2018 and 2017, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,178,146	$15,676	5.32%	$833,831	$11,141	5.34%
Securities available for sale	245,098	1,423	2.32	201,986	947	1.88
Interest-bearing deposits in other banks	37,634	127	1.35	9,344	17	0.73
Total interest-earning assets	1,460,878	17,226	4.72	1,045,161	12,105	4.63
Allowance for loan losses	(8,965)			(8,201)
Noninterest-earning assets	162,837			99,180
Total assets	$1,614,750	$17,226		$1,136,140	$12,105
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,026,014	$2,298	0.90%	$711,129	$1,348	0.76%
Advances from Federal Home Loan Bank (“FHLB”)	75,108	373	1.99	63,601	156	0.98
Other borrowings	21,729	55	1.01	7,095	41	2.31
Total interest-bearing liabilities	1,122,851	2,726	0.97	781,825	1,545	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	307,424			233,382
Other liabilities	5,377			6,533
Total noninterest-bearing liabilities	312,801			239,915
Shareholders’ equity	179,098			114,400
Total liabilities and shareholders’ equity	$1,614,750			$1,136,140
Net interest rate spread(1)			3.75%			3.84%
Net interest income		$14,500			$10,560
Net interest margin(2)			3.97%			4.04%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$4,581	$(46)	$4,535
Securities available for sale	250	226	476
Interest-earning deposits in other banks	95	15	110
Total increase in interest income	$4,926	$195	$5,121
Interest-bearing liabilities:
Interest-bearing deposits	$705	$245	$950
Advances from FHLB	57	160	217
Other borrowings	37	(23)	14
Total increase in interest expense	799	382	1,181
Increase in net interest income	$4,127	$(187)	$3,940

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $474,000 for the three months ended March 31, 2018 and $355,000 for the same period in 2017. The higher provision during the first quarter of 2018 compared to the same period in 2017 was to increase our general reserves related to general loan growth and our acquisition of additional loans from MBI.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$610	$512	$98
Debit card fee income	160	163	(3)
Automated Teller Machine (“ATM”) fees	90	50	40
Bank-owned life insurance income	169	150	19
Brokerage commissions	234	206	28
Correspondent bank income	81	66	15
Rental income	164	23	141
Gain on sale of other assets	47	—	47
Other	180	134	46
Total noninterest income	$1,735	$1,304	$431

Noninterest income for the three months ended March 31, 2018 increased $431,000, or 33.1%, to $1.7 million compared to noninterest income of $1.3 million for the same period in 2017. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $610,000 for the three months ended March 31, 2018, an increase of $98,000 over the same period in 2017. The increase for the three months ended March 31, 2018, over the same period in 2017, was primarily due to increases in deposit balances and accounts from the acquisition of MBI and organic growth.

ATM fees. We earn fee income as a result of noncustomer activity at our ATMs, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $90,000 and $50,000 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $40,000 or 80.0%. The increase was primarily due to the additional accounts from the acquisition of MBI.

Bank-owned life insurance (“BOLI”) income. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI was $169,000 for the three months ended March 31, 2018 as compared to $150,000 for the same time period in 2017, an increase of $19,000. The increase for the three months ended March 31, 2018, over the same period in 2017, was primarily due to the assumption of additional BOLI in connection with the acquisition of MBI.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $234,000 and $206,000 for the three months ended March 31, 2018 and 2017, respectively. The increase of $28,000, or 13.6%, for the three months ended March 31, 2018, over the prior year’s comparable period, was primarily due to the four person advisory team continuing to convert their book of business from their prior broker-dealer to Business First.

Rental income. We receive rental income from the sublease of our former corporate offices. Rental income totaled $164,000 and $23,000 during the three months ended March 31, 2018 and 2017, respectively, an increase of $141,000 over the prior year’s comparable period. The increase during the three months ended March 31, 2018, was primarily as a result of an additional sublease of our former corporate offices.

Gain on sales of other assets. During the first three months of 2018, we closed two branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $47,000 in gains to mark the buildings to fair value.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $46,000, or 34.3%, for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increases in the use of these services by legacy MBI customers.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$6,704	$4,984	$1,720
Non-staff expenses:
Occupancy of bank premises	857	621	236
Depreciation and amortization	422	390	32
Data processing	410	379	31
FDIC assessment fees	393	177	216
Legal and other professional fees	402	284	118
Advertising and promotions	229	330	(101)
Utilities and communications	272	233	39
Ad valorem shares tax	322	165	157
Directors’ fees	159	161	(2)
Other real estate owned expenses and write-downs	2	23	(21)
Other	1,772	1,019	753
Total noninterest expense	$11,944	$8,766	$3,178

Noninterest expense for the three months ended March 31, 2018 increased $3.2 million, or 36.3%, to $11.9 million, compared to noninterest expense of $8.8 million for the same period in 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $6.7 million for the three months ended March 31, 2018, an increase of $1.7 million, or 34.5%, compared to the same period in 2017. The increase was primarily due to additional hires for new positions, our merit increase cycle, higher commissions paid as a result of the increase in our brokerage services activity and the acquisition of MBI and its legacy operations. As of March 31, 2018, we had 236 full-time equivalent employees, compared to 210 as of March 31, 2017. Salaries and employee benefits included stock-based compensation expense of $313,000 and income of $154,000 for each of the three months ended March 31, 2018 and 2017, respectively. We had net stock-based compensation income for the three months ended March 31, 2017 due to the forfeiture of vested stock options for certain employees.

Occupancy of bank premises. Expenses associated with occupancy of premises were $857,000 and $621,000 for the three months ended March 31, 2018 and 2017, respectively. The increase for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to increased rent expense on our corporate office location and the acquisition of MBI’s two legacy branch locations.

FDIC assessment fees. FDIC assessment fees were $393,000 and $177,000 for the three months ended March 31, 2018 and 2017, respectively. The increase for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to increased deposits from the acquisition of MBI and organic growth.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $402,000 and $284,000 for the three months ended March 31, 2018 and 2017, respectively. Legal and other professional fees increased $118,000 or 41.8% during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the fees incurred in listing our common stock on Nasdaq, the acquisition of MBI and accompanying private placement of common stock, and various other matters.

Advertising and promotions. Advertising and promotions expense was $229,000 and $330,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease for the three months ended March 31, 2018 of $101,000, or 30.6%, was primarily due to lower advertising costs in the three months ended March 31, 2018, compared to the same period 2017.

Ad valorem shares tax. Ad valorem shares tax expense was $322,000 and $165,000 for the three months ended March 31, 2018 and 2017, respectively. The increase for the three months ended March 31, 2018 of $157,000, or 95.2%, compared to the same period in 2017 was primarily due to our increased monthly accrual to compensate for anticipated higher taxes due to the acquisition of MBI and its legacy operations.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $753,000 for the three months ended March 31, 2018 compared to the same period in 2017. The increase in other expenses for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to merger related expenses of $512,000 and the acquisition of MBI’s legacy operations.

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

For the three months ended March 31, 2018, income tax expense totaled $709,000, a decrease of $58,000, or 7.6%, compared to the same period in 2017, primarily due to a lower corporate tax rate from the enactment of the Tax Cuts and Jobs Act. Our effective tax rates for the three months ended March 31, 2018 and 2017 were 18.6% and 28.0%, respectively. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $266.5 million, or 20.2%, from December 31, 2017 to March 31, 2018, primarily due to the acquisition of MBI.

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

As of March 31, 2018, total loans were $1.2 billion, an increase of $216.1 million, or 22.2%, compared to December 31, 2017. The increase was primarily due to our continued loan penetration in our primary market areas and the acquisition of MBI. Of these amounts, $147,000 and $201,000 in loans were classified as loans held for sale as of March 31, 2018 and December 31, 2017, respectively.

Total loans as a percentage of total deposits were 91.1% and 92.4% as of March 31, 2018 and December 31, 2017, respectively. Total loans as a percentage of total assets were 75.1% and 73.8% as of March 31, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2018		As of December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Commercial	$290,427	24.4%	$254,427	26.1%
Real estate:
Construction and land	191,220	16.0	143,535	14.7
Farmland	14,498	1.2	10,480	1.1
1-4 family residential	218,623	18.3	157,505	16.2
Multi-family residential	25,884	2.2	20,717	2.1
Nonfarm nonresidential	390,478	32.8	337,699	34.6
Consumer	60,320	5.1	50,921	5.2
Total loans held for investment	$1,191,450	100.0%	$975,284	100.0%

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

Commercial loans increased $36.0 million, or 14.1%, to $290.4 million as of March 31, 2018 from $254.4 million as of December 31, 2017, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities and from loans acquired from MBI.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $47.7 million, or 33.2%, to $191.2 million as of March 31, 2018 from $143.5 million as of December 31, 2017, primarily due to the opportunities to fund small residential land development projects with proven developers, who are existing customers of the Bank and have demonstrated a successful track record for many years and from loans acquired from MBI.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $61.1 million, or 38.8%, to $218.6 million as of March 31, 2018 from $157.5 million as of December 31, 2017, primarily due to loans acquired from MBI.

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

Nonfarm nonresidential loans increased $52.8 million, or 15.6%, to $390.5 million as of March 31, 2018 from $337.7 million as of December 31, 2017, primarily due to loans acquired from MBI.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$102,327	$149,039	$39,061	$290,427
Real estate:
Construction and land	75,381	80,633	35,206	191,220
Farmland	4,783	7,414	2,301	14,498
1-4 family residential	29,090	98,134	91,399	218,623
Multi-family residential	1,504	13,027	11,353	25,884
Nonfarm nonresidential	52,271	195,366	142,841	390,478
Consumer	23,813	25,402	11,105	60,320
Total loans held for investment	$289,169	$569,015	$333,266	$1,191,450
Amounts with fixed rates	$106,224	$347,159	$235,978	$689,361
Amounts with floating rates	$182,945	$221,856	$97,288	$502,089

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$89,665	$130,517	$34,245	$254,427
Real estate:
Construction and land	59,003	59,109	25,423	143,535
Farmland	1,265	6,919	2,296	10,480
1-4 family residential	21,564	56,763	79,178	157,505
Multi-family residential	1,643	7,323	11,751	20,717
Nonfarm nonresidential	36,638	155,602	145,459	337,699
Consumer	10,362	29,191	11,368	50,921
Total loans held for investment	$220,140	$445,424	$309,720	$975,284
Amounts with fixed rates	$87,703	$299,688	$216,251	$603,642
Amounts with floating rates	$132,437	$145,736	$93,469	$371,642

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $16.4 million and $12.9 million in nonperforming assets as of March 31, 2018 and December 31, 2017 respectively. We had $15.1 million in nonperforming loans as of March 31, 2018 compared to $12.7 million as of December 31, 2017. The increase in nonperforming assets and nonperforming loans from December 31, 2017 to March 31, 2018 is primarily due to the acquisition of MBI and the closure of two of our branch locations, which resulted in those buildings being classified as other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of March 31, 2018 (Dollars in thousands) (Unaudited)	As of December 31, 2017 (Dollars in thousands)
Nonaccrual loans	$15,030	$12,535
Accruing loans 90 or more days past due	114	132
Total nonperforming loans	15,144	12,667
Repossessed assets	13	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,273	227
Residential real estate	9	—
Total other real estate owned	1,282	227
Total nonperforming assets	$16,439	$12,894
Restructured loans-nonaccrual	$1,989	$2,008
Restructured loans-accruing	3,936	1,052
Ratio of nonperforming loans to total loans held for investment	1.27%	1.30%
Ratio of nonperforming assets to total assets	1.04	0.98

	As of March 31, 2018 (Dollars in thousands) (Unaudited)	As of December 31, 2017 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$104	$92
1-4 family residential	2,761	2,429
Multi-family residential	—	—
Nonfarm nonresidential	8,063	5,935
Commercial	3,757	3,638
Consumer	345	441
Total	$15,030	$12,535

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$188,819	$1,940	$357	$104	$191,220
Farmland	14,498	—	—	—	14,498
1-4 family residential	208,903	5,008	1,951	2,761	218,623
Multi-family residential	25,845	—	39	—	25,884
Nonfarm nonresidential	370,922	5,495	5,998	8,063	390,478
Commercial	265,816	15,900	4,954	3,757	290,427
Consumer	59,217	687	68	348	60,320
Total	$1,134,020	$29,030	$13,367	$15,033	$1,191,450

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	—	—	—	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	—	40	—	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional information, see Note 6 to the consolidated financial statements.

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

As of March 31, 2018, the allowance for loan losses totaled $9.6 million, or 0.81%, of total loans held for investment. As of December 31, 2017, the allowance for loan losses totaled $8.8 million, or 0.90%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2018 (Dollars in thousands) (Unaudited)	As of and For the Year Ended December 31, 2017 (Dollars in thousands)
Average loans outstanding(1)	$1,178,146	$890,683
Gross loans held for investment outstanding at end of period(1)	$1,191,450	$975,284
Allowance for loan losses at beginning of period	$8,765	$8,162
Provision for loan losses	474	4,237
Charge-offs:
Real estate:
Construction, land and farmland	—	2
Residential	6	184
Nonfarm non-residential	—	617
Commercial	—	2,945
Consumer	17	36
Total charge-offs	23	3,784
Recoveries:
Real estate:
Construction, land and farmland	398	1
Residential	4	48
Nonfarm non-residential	—	23
Commercial	5	40
Consumer	24	38
Total recoveries	431	150
Net charge-offs (recoveries)	(408)	3,634
Allowance for loan losses at end of period	$9,647	$8,765
Ratio of allowance to end of period loans held for investment	0.81%	0.90%
Ratio of net charge-offs (recoveries) to average loans	(0.03)	0.41

(1)	Excluding loans held for sale.

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

	As of March 31, 2018		As of December 31, 2017
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands) (Unaudited)		(Dollars in thousands)
Real estate:
Construction and land	$1,774	18.4%	$1,421	16.2%
Farmland	72	0.7%	76	0.9%
1-4 family residential	1,433	14.9%	1,284	14.7%
Multi-family residential	181	1.9%	144	1.6%
Nonfarm nonresidential	2,303	23.9%	2,323	26.5%
Total real estate	5,763	59.8%	5,248	59.9%
Commercial	3,495	36.2%	3,147	35.9%
Consumer	389	4.0%	370	4.2%
Total allowance for loan losses	$9,647	100%	$8,765	100%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2018, the carrying amount of investment securities totaled $263.0 million, an increase of $83.8 million, or 46.8%, compared to $179.1 million as of December 31, 2017. Our securities portfolio represented 16.6% and 13.6% of total assets as of March 31, 2018 and December 31, 2017, respectively.

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

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$10,683	$—	$169	$10,514
Corporate bonds	13,069	76	153	12,992
Mortgage-backed securities	151,810	3	4,253	147,560
Municipal securities	92,184	151	1,122	91,213
Other securities	793	—	84	709
Total	$268,539	$230	$5,781	$262,988

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,008	$13	$68	$8,953
Corporate bonds	13,074	59	92	13,041
Mortgage-backed securities	81,763	2	1,824	79,941
Municipal securities	76,553	353	427	76,479
Other securities	831	—	97	734
Total	$181,229	$427	$2,508	$179,148

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2018, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$1,001	0.96%	$2,158	1.73%	$7,355	2.64%	$—	—%	$10,514	2.29%
Corporate bonds	—	—%	6,597	3.02%	6,395	4.39%	—	—%	12,992	3.69%
Mortgage-backed securities	5	0.20%	10,813	1.58%	67,064	1.79%	69,678	2.38%	147,560	2.05%
Municipal securities	10,315	1.68%	32,312	1.93%	28,986	2.19%	19,600	2.65%	91,213	2.14%
Other securities	—	—%	—	—%	—	—%	709	3.61%	709	3.61%
Total	$11,321	1.62%	$51,880	1.99%	$109,800	2.10%	$89,987	2.45%	$262,988	2.18%

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$1,004	0.96%	$1,000	1.11%	$6,949	2.46%	$—	—%	$8,953	2.14%
Corporate bonds	—	—%	6,580	2.73%	6,461	4.28%	—	—%	13,041	3.50%
Mortgage-backed securities	12	0.20%	6,033	1.67%	39,619	1.50%	34,277	1.93%	79,941	1.70%
Municipal securities	7,651	1.52%	34,373	1.92%	17,434	2.27%	17,021	2.74%	76,479	2.14%
Other securities	—	—%	—	—%	—	—%	734	3.03%	734	3.03%
Total	$8,667	1.46%	$47,986	1.98%	$70,463	2.04%	$52,032	2.21%	$179,148	2.05%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.81 years with an estimated effective duration of 43.95 months as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2018 were $1.3 billion, an increase of $252.2 million, or 23.9%, compared to $1.1 billion as of December 31, 2017, primarily due to deposits acquired from MBI.

Noninterest-bearing deposits as of March 31, 2018 were $297.8 million, compared to $264.6 million as of December 31, 2017, an increase of $33.2 million, or 12.5%.

Average deposits for the three months ended March 31, 2018 were $1.3 billion, an increase of $345,000, or 35.0%, over the average deposits for the year ended December 31, 2017 of $988.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.86% for the year ended December 31, 2017 to 0.90% for the three months ended March 31, 2018. The increase in average rates during the three months ended March 31, 2018 over the average for the year ended December 31, 2017 was primarily due to a strategic increase in deposit pricing in the latter part of 2017 in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.69% for the three months ended March 31, 2018 and 0.64% for the year ended December 31, 2017.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three months Ended March 31, 2018		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
	(Unaudited)		(Dollars in thousands)
Interest-bearing demand accounts	$38,482	0.84%	$35,258	0.65%
Negotiable order of withdrawal (“NOW”) accounts	202,080	0.33	116,296	0.25
Limited access money market accounts and savings	338,791	0.57	236,766	0.51
Certificates and other time deposits > $250k	150,578	1.42	75,801	1.55
Certificates and other time deposits < $250k	296,083	1.40	269,143	1.27
Total interest-bearing deposits	1,026,014	0.90	733,264	0.86
Noninterest-bearing demand accounts	307,424	—	254,765	—
Total deposits	$1,333,438	0.69%	$988,029	0.64%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2018 and the year ended December 31, 2017 was 23.1% and 25.8%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
1 year or less	$74,823	$52,402
More than 1 year but less than 3 years	36,975	21,198
3 years or more but less than 5 years	19,966	16,930
5 years or more	—	—
Total	$131,764	$90,530

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2018 and December 31, 2017, total borrowing capacity of $402.5 million and $399.5 million, respectively, was available under this arrangement, and $75.0 million was outstanding at both March 31, 2018 and December 31, 2017, with a weighted average stated interest rate of 2.19% as of March 31, 2018 and 1.96% as of December 31, 2017. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
March 31, 2018
Amount outstanding at quarter-end	$75,000
Weighted average stated interest rate at quarter-end	2.19%
Maximum month-end balance during the quarter	$75,000
Average balance outstanding during the quarter	$75,108
Weighted average interest rate during the quarter	2.01%

December 31, 2017
Amount outstanding at year-end	$75,000
Weighted average stated interest rate at year-end	1.96%
Maximum month-end balance during the year	$75,000
Average balance outstanding during the year	$65,513
Weighted average interest rate during the year	1.13%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million at both March 31, 2018 and December 31, 2017. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively, and adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
March 31, 2018
Amount outstanding at quarter-end	$2,700
Weighted average stated interest rate at quarter-end	4.75%
Maximum month-end balance during the quarter	$2,700
Average balance outstanding during the quarter	$2,700
Weighted average interest rate during the quarter	4.53%

December 31, 2017
Amount outstanding at year-end	$2,700
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,924
Weighted average interest rate during the year	4.09%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both March 31, 2018 and December 31, 2017. The line of credit bears a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and will mature on September 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
March 31, 2018
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	4.75%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	4.53%

December 31, 2017
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$862
Weighted average interest rate during the year	4.09%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions with the limits set forth below as of March 31, 2018:

(Dollars in Thousands)
FNBB	$49,000
The Independent Bankers Bank	$25,000
Compass Bank	$22,500
First Tennessee National Bank	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
March 31, 2018
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$155
Weighted average interest rate during the quarter	2.10%

December 31, 2017
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$190
Weighted average interest rate during the year	1.72%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2018 and December 31, 2017, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate $132.5 million and $113.5 million, respectively. There were no funds under these lines of credit outstanding as of March 31, 2018 or December 31, 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $1.6 billion and $1.2 billion for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

	For the Three Months Ended March 31, 2018	For the Years Ended December 31, 2017
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	21.2%
Interest-bearing	63.6	61.1
Advances from FHLB	4.7	5.5
Other borrowings	1.3	0.5
Other liabilities	0.3	0.7
Shareholders’ equity	11.1	11.0
Total	100.0%	100.0%
Uses of Funds:
Loans	72.4%	73.5%
Securities available for sale	15.2	16.3
Interest-bearing deposits in other banks	2.3	1.7
Other noninterest-earning assets	10.1	8.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.1%	25.8%
Average loans to average deposits	88.4	90.1

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 41.3% for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the acquisition of MBI. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.81 years and an effective duration of 43.95 months as of March 31, 2018. As of December 31, 2017, our securities portfolio has a weighted average life of 4.78 years and an effective duration of 41.19 months.

As of March 31, 2018, we had outstanding $279.8 million in commitments to extend credit and $10.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $256.9 million in commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2018, we had cash and cash equivalents of $37.6 million compared to $107.6 million as of December 31, 2017. The decrease in cash and cash equivalents was primarily due to the payment of $56.2 million in cash to MBI’s shareholders in connection with the acquisition.

Capital Resources

Total shareholders’ equity increased to $180.0 million as of March 31, 2018, compared to $179.9 million as of December 31, 2017, an increase of $59,000, or 0.03%. This increase was primarily the result of $3.1 million in net income, offset with $2.7 million in the change in unrealized losses on our investment portfolio and $614,000 in paid dividends.

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

On April 19, 2018, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2018 in the amount of $0.08 per share to the common shareholders of record as of May 15, 2018. The dividend is to be paid on May 31, 2018, or as soon as practicable thereafter.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2018 and December 31, 2017, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of March 31, 2018		As of December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
	(Unaudited)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$156,493	11.25%	$181,565	15.23%
Tier 1 capital (to risk weighted assets)	146,846	10.56%	172,800	14.49%
Common Equity Tier 1 capital (to risk weighted assets)	146,846	10.56%	172,800	14.49%
Tier 1 Leverage capital (to average assets)	146,846	9.36%	172,800	13.53%

Business First Bank
Total capital (to risk weighted assets)	$153,245	11.03%	$120,806	10.24%
Tier 1 capital (to risk weighted assets)	143,598	10.34%	112,041	9.50%
Common Equity Tier 1 capital (to risk weighted assets)	143,598	10.34%	112,041	9.50%
Tier 1 Leverage capital (to average assets)	143,598	9.17%	112,041	8.78%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2018 and December 31, 2017 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $75.0 million at both March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.19% and 1.96%, respectively, and maturities ranging from 2018 through 2022. The advance under the FNBB long-term borrowing totaled $2.7 million at both March 31, 2018 and December 31, 2017. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both March 31, 2018 and December 31, 2017. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018.

	As of March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,384	$3,171	$2,105	$5,064	$12,724
Time deposits	311,860	96,918	40,294	150	449,222
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	15,434	—	—	—	15,434
Standby and commercial letters of credit	9,027	1,077	38	—	10,142
Commitments to extend credit	157,391	89,659	6,391	26,309	279,750
Total	$542,258	$191,425	$79,428	$32,723	$845,834

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,354	$3,403	$2,150	$5,282	$13,189
Time deposits	252,493	67,298	34,468	150	354,409
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	1,939	—	—	—	1,939
Standby and commercial letters of credit	5,107	4,385	—	—	9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$440,324	$163,993	$73,362	$36,781	$714,460

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

	As of March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$9,027	$1,077	$38	$—	$10,142
Commitments to extend credit	157,391	89,659	6,391	26,309	279,750
Total	$166,418	$90,736	$6,429	$26,309	$289,892

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,107	$4,385	$—	$—	$9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$137,376	$92,692	$6,144	$30,149	$266,361

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2018		As of December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	2.60%	(5.32%)	3.00%	(3.54%)
+200	0.90%	(3.68%)	1.50%	(2.53%)
+100	(0.40%)	(1.50%)	0.30%	(0.11%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(4.20%)	(1.62%)	(2.20%)	(1.28%)

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31,		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
	(Unaudited)
Tangible Common Equity
Total shareholders’ equity	$179,994	$116,201	$179,935
Adjustments:
Goodwill	(32,816)	(6,824)	(6,824)
Core deposit and other intangibles	(4,366)	(2,210)	(2,003)
Total tangible common equity	$142,812	$107,167	$171,108
Common shares outstanding(1)	10,271,931	6,932,570	10,232,495
Book value per common share	$17.52	$16.76	$17.58
Tangible book value per common share	$13.90	$15.46	$16.72

(1)

Excludes the dilutive effect, if any, of 918,705, 1,011,105, and 918,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of March 31, 2018, March 31, 2017, and December 31, 2017, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31,		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
	(Unaudited)
Tangible Common Equity
Total shareholders’ equity	$179,994	$116,201	$179,935
Adjustments:
Goodwill	(32,816)	(6,824)	(6,824)
Core deposit and other intangibles	(4,366)	(2,210)	(2,003)
Total tangible common equity	$142,812	$107,167	$171,108
Tangible Assets
Total assets	$1,587,713	$1,158,261	$1,321,256
Adjustments:
Goodwill	(32,816)	(6,824)	(6,824)
Core deposit and other intangibles	(4,366)	(2,210)	(2,003)
Total tangible assets	$1,550,531	$1,149,227	$1,312,429
Common Equity to Total Assets	11.3%	10.0%	13.6%
Tangible Common Equity to Tangible Assets	9.2%	9.3%	13.0%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Risk identification and management are essential elements for the successful management of our business. In the normal course of business, we are subject to various types of risk, including interest rate, credit, and liquidity risk. We control and monitor these risks with policies, procedures, and various levels of managerial and board oversight. Our objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. We use our asset liability management policy to control and manage interest rate risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensibility and Market Risk for additional discussion of interest rate risk.

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2017 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On March 31, 2018, Business First issued an aggregate of 13,130 shares of common stock and 26,659 shares of restricted stock to certain executive officers and senior management employees of Business First Bank, pursuant to the terms of a restricted stock award agreement. The restricted stock will vest annually over a two-year period.

On March 31, 2018, Business First issued an aggregate of 3,750 shares of common stock to our non-employee directors as an inducement to their board service to Business First.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 11, 2018	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 11, 2018	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer