Form 10-Q
period 2018-06-30
Business First Bancshares, Inc.
filed 2018-08-10
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECUTITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, the issuer has outstanding 11,533,171 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and Due from Banks	$45,861	$107,591
Federal Funds Sold	32,522	8,820
Securities Available for Sale, at Fair Values	252,139	179,148
Mortgage Loans Held for Sale	-	201
Loans and Lease Receivable, Net of Allowance for Loan Losses of $9,756 at June 30, 2018 and $8,765 at December 31, 2017	1,224,275	966,519
Premises and Equipment, Net	10,537	8,780
Accrued Interest Receivable	5,268	4,110
Other Equity Securities	10,064	8,627
Other Real Estate Owned	1,273	227
Cash Value of Life Insurance	24,275	23,200
Deferred Taxes	3,888	3,005
Goodwill	32,552	6,824
Core Deposit Intangible	4,234	2,003
Other Assets	2,319	2,201
Total Assets	$1,649,207	$1,321,256

LIABILITIES
Deposits:
Noninterest Bearing	$305,314	$264,646
Interest Bearing	1,024,179	790,887
Total Deposits	1,329,493	1,055,533
Securities Sold Under Agreements to Repurchase	13,604	1,939
Short Term Borrowings	862	862
Long Term Borrowings	2,700	2,700
Federal Home Loan Bank Borrowings	85,000	75,000
Accrued Interest Payable	1,197	890
Other Liabilities	5,722	4,397
Total Liabilities	1,438,578	1,141,321

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 11,533,171 and 10,232,495 Shares Issued and Outstanding at June 30, 2018 and December 31, 2017, respectively	11,533	10,232
Additional Paid-in Capital	171,193	144,172
Retained Earnings	32,483	27,175
Accumulated Other Comprehensive Loss	(4,580)	(1,644)
Total Shareholders' Equity	210,629	179,935
Total Liabilities and Shareholders' Equity	$1,649,207	$1,321,256

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income:
Interest and Fees on Loans	$16,549	$12,398	$32,225	$23,539
Interest and Dividends on Securities	1,414	972	2,837	1,919
Interest on Federal Funds Sold and Due From Banks	128	30	255	47
Total Interest Income	18,091	13,400	35,317	25,505
Interest Expense:
Interest on Deposits	2,555	1,501	4,853	2,849
Interest on Borrowings	560	209	988	406
Total Interest Expense	3,115	1,710	5,841	3,255
Net Interest Income	14,976	11,690	29,476	22,250
Provision for Loan Losses	474	1,305	948	1,660
Net Interest Income after Provision for Loan Losses	14,502	10,385	28,528	20,590
Other Income:
Service Charges on Deposit Accounts	636	525	1,246	1,037
Other Income	1,370	1,075	2,495	1,867
Total Other Income	2,006	1,600	3,741	2,904
Other Expenses:
Salaries and Employee Benefits	6,524	5,397	13,228	10,381
Occupancy and Equipment Expense	1,402	1,191	2,820	2,359
Other Expenses	4,099	2,526	7,921	5,140
Total Other Expenses	12,025	9,114	23,969	17,880
Income Before Income Taxes	4,483	2,871	8,300	5,614
Provision for Income Taxes	845	819	1,554	1,586
Net Income	$3,638	$2,052	$6,746	$4,028
Earnings Per Share:
Basic	$0.34	$0.30	$0.65	$0.58
Diluted	$0.33	$0.28	$0.62	$0.56

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Net Income	$3,638	$2,052	$6,746	$4,028

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(247)	1,372	(3,717)	3,075
Income Tax Effect	52	(467)	781	(1,046)
Other Comprehensive Income (Loss)	(195)	905	(2,936)	2,029
Consolidated Comprehensive Income (Loss)	$3,443	$2,957	$3,810	$6,057

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	4,028	-	4,028
Other Comprehensive Income (Loss)	-	-	-	2,029	2,029
Cash Dividends Declared, $0.11 Per Share	-	-	(761)	-	(761)
Stock Based Compensation Cost	18	(27)	-	-	(9)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at June 30, 2017	$6,933	$85,066	$27,115	$(301)	$118,813

Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	6,746	-	6,746
Other Comprehensive Income (Loss)	-	-	-	(2,936)	(2,936)
Cash Dividends Declared, $0.14 Per Share	-	-	(1,435)	-	(1,435)
Stock Issuance	1,257	26,527	-	-	27,784
Stock Based Compensation Cost	48	569	-	-	617
Surrendered Shares of Stock Based Compensation	(4)	(75)	(3)	-	(82)
Balances at June 30, 2018	$11,533	$171,193	$32,483	$(4,580)	$210,629

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Consolidated Net Income	$6,746	$4,028
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	948	1,660
Depreciation and Amortization	566	630
Net Accretion of Purchase Accounting Valuations	(464)	(3,378)
Noncash Compensation (Income) Expense	535	(9)
Net Amortization of Securities	1,085	917
Noncash Income on Other Equity Securities	(258)	(208)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(28)	(4)
Increase in Cash Value of Life Insurance	(334)	(309)
Provision (Credit) for Deferred Income Taxes	(146)	833
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(3)	(190)
(Increase) Decrease in Other Assets	1,144	(128)
Increase (Decrease) in Accrued Interest Payable	77	(99)
Increase (Decrease) in Other Liabilities	(303)	113
Net Cash Provided by Operating Activities	9,565	3,856

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(2,015)	(4,596)
Proceeds from Maturities / Sales of Securities Available for Sale	7,704	2,859
Proceeds from Paydowns of Securities Available for Sale	16,385	10,179
Net Cash Paid in Merger	(49,796)	-
Purchases of Other Equity Securities	(818)	(873)
Redemption of Other Equity Securities	196	136
Net Increase in Loans	(65,154)	(61,252)
Purchases of Premises and Equipment	(694)	(306)
Proceeds from Sales of Other Real Estate	123	13
Net Increase in Federal Funds Sold	(14,202)	(4,534)
Net Cash Used in Investing Activities	(108,271)	(58,374)

(CONTINUED)

	For The Six Months Ended June 30,
	2018	2017
Cash Flows From Financing Activities:
Net Increase in Deposits	10,009	39,221
Net Decrease in Securities Sold Under Agreements to Repurchase	(4,382)	(187)
Net Advances on Federal Home Loan Bank Borrowings	5,000	19,309
Proceeds from Issuance of Common Stock	27,784	-
Repurchase of Common Stock	-	(33)
Payment of Dividends on Common Stock	(1,435)	(761)
Net Cash Provided by Financing Activities	36,976	57,549
Net Increase (Decrease) in Cash and Cash Equivalents	(61,730)	3,031
Cash and Cash Equivalents at Beginning of Period	107,591	42,173
Cash and Cash Equivalents at End of Period	$45,861	$45,204

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$4,571	$2,951
Interest on Borrowings	$963	$403
Income Tax Payments	$1,240	$900

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(3,717)	$3,075
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$781	$(1,046)
Transfer of Loans to Other Real Estate	$92	$215
Transfer of Premises and Equipment to Other Real Estate	$1,049	$175

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Business First Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC. The Bank operates out of branch locations in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities and, therefore, are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

Cost and Allocation of Purchase Price for Minden Bancorp, Inc. (MBI):
(Dollars in thousands, except per share data)
Purchase Price:
MBI Shares Outstanding at December 31, 2017	2,407,627
MBI Restricted Stock Awards Outstanding at December 31, 2017	1,480
MBI Shares Cashed Out Under Terms of Merger		2,409,107
Exchange Ratio		23.20
Cash Paid to Shareholders for Shares of Common Stock		$55,891
MBI Stock Options Outstanding at December 31, 2017
17,822 Shares at $31.50 Less Strike Price
Cash Paid on MBI Options		296
Total Purchase Price		$56,187
Net Assets Acquired:
Cash and Cash Equivalents		$15,891
Securities Available for Sale		99,867
Loans and Leases Receivable		192,714
Premises and Equipment, Net		2,678
Cash Value of Life Insurance		741
Core Deposit Intangible		2,494
Other Assets		2,930
Total Assets		317,315

Deposits		263,951
Borrowings		21,047
Other Liabilities		1,858
Total Liablilites		286,856
Net Assets Acquired		30,459
Goodwill Resulting from Merger		$25,728

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
	(except per share data)		(except per share data)

Interest Income	$18,091	$16,826	$35,317	$32,214
Interest Expense	3,115	2,073	5,841	3,987
Net Interest Income	14,976	14,753	29,476	28,227
Provision for Loan Losses	474	1,336	948	1,691
Net Interest Income after Provision for Loan Losses	14,502	13,417	28,528	26,536
Noninterest Income	2,006	1,797	3,741	3,299
Noninterest Expense	12,025	10,305	23,969	20,256
Income Before Income Taxes	4,483	4,909	8,300	9,579
Income Tax Expense	845	1,477	1,554	2,864
Net Income	$3,638	$3,432	$6,746	$6,715

Earnings Per Common Share
Basic	$0.34	$0.34	$0.65	$0.66
Diluted	$0.33	$0.33	$0.62	$0.64

On June 1, 2018, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Richland State Bancorp, Inc. (“RSBI”), the holding company for Richland State Bank, Richland, Louisiana. In connection with the acquisition of RSBI, on June 4, 2018 we completed an offering of 1,207,500 shares of our common stock at a public offering price of $24.00 per share. The aggregate offering price totaled $29.0 million, and the aggregate underwriting discount and commission was $1.7 million. The operating results of RSBI are not included in the above pro forma results.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$3,638	$2,052	$6,746	$4,028
Denominator:
Weighted Average Common Shares Outstanding	10,607,369	6,932,570	10,421,185	6,923,692
Dilutive Effect of Stock Options and Warrants	457,269	271,902	457,269	271,902
Weighted Average Dilutive Common Shares	11,064,638	7,204,472	10,878,454	7,195,594

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.34	$0.30	$0.65	$0.58

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.33	$0.28	$0.62	$0.56

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,677	$-	$246	$9,431
Corporate Securities	13,063	113	143	13,033
Mortgage-Backed Securities	143,419	3	4,510	138,912
Municipal Securities	90,984	136	1,079	90,041
Other Securities	793	-	71	722
Total Securities Available for Sale	$257,936	$252	$6,049	$252,139

	December 31, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,008	$13	$68	$8,953
Corporate Securities	13,074	59	92	13,041
Mortgage-Backed Securities	81,763	2	1,824	79,941
Municipal Securities	76,553	353	427	76,479
Other Securities	831	-	97	734
Total Securities Available for Sale	$181,229	$427	$2,508	$179,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$7,539	$177	$1,892	$69	$9,431	$246
Corporate Securities	2,357	143	-	-	2,357	143
Mortgage-Backed Securities	74,691	1,753	63,789	2,757	138,480	4,510
Municipal Securities	54,857	731	11,423	348	66,280	1,079
Other Securities	-	-	722	71	722	71
Total Securities Available for Sale	$139,444	$2,804	$77,826	$3,245	$217,270	$6,049

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,136	$56	$2,004	$12	$6,140	$68
Corporate Securities	4,448	69	2,007	23	6,455	92
Mortgage-Backed Securities	8,320	71	71,182	1,753	79,502	1,824
Municipal Securities	25,798	168	11,927	259	37,725	427
Other Securities	-	-	734	97	734	97
Total Securities Available for Sale	$42,702	$364	$87,854	$2,144	$130,556	$2,508

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$11,522	$11,519
One to Five Years	52,191	51,890
Over Five to Ten Years	108,296	105,150
Over Ten Years	85,927	83,580
Total Securities Available for Sale	$257,936	$252,139

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Real estate loans:
Construction and land	$204,099	$143,535
Farmland	15,173	10,480
1-4 family residential	224,986	157,505
Multi-family residential	22,511	20,717
Nonfarm nonresidential	399,166	337,699
Commercial	298,967	254,427
Consumer	69,129	50,921
Total loans held for investment	1,234,031	975,284

Less:
Allowance for loan losses	(9,756)	(8,765)
Net loans	$1,224,275	$966,519

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2018 and December 31, 2017.

Net deferred loan origination fees were $1.3 million at both June 30, 2018 and December 31, 2017, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2018 and December 31, 2017, overdrafts of $451,000 and $129,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $112.3 million and $82.4 million at June 30, 2018 and December 31, 2017, respectively.

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

Total loans held for investment at June 30, 2018 includes $193.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at June 30, 2018 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $5.4 million and acquired performing loans not accounted for under ASC 310-30 totaling $191.0 million with a related purchase discount of $2.9 million.

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

The following tables set forth, as of June 30, 2018 and December 31, 2017, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2018
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,421	$76	$1,284	$144	$2,323	$3,147	$370	$8,765
Charge-offs	(90)	-	(265)	-	-	-	(65)	(420)
Recoveries	398	-	8	-	-	13	44	463
Provision	24	1	435	11	24	363	90	948
Ending Balance	$1,753	$77	$1,462	$155	$2,347	$3,523	$439	$9,756
Ending Balance:
Individually evaluated for impairment	$-	$-	$102	$-	$46	$227	$-	$375
Collectively evaluated for impairment	$1,753	$77	$1,326	$155	$2,301	$3,296	$439	$9,347
Purchased Credit Impaired (1)	$-	$-	$34	$-	$-	$-	$-	$34
Loans receivable:
Ending Balance	$204,099	$15,173	$224,986	$22,511	$399,166	$298,967	$69,129	$1,234,031
Ending Balance:
Individually evaluated for impairment	$9	$-	$2,928	$-	$8,329	$5,889	$333	$17,488
Collectively evaluated for impairment	$204,090	$15,173	$221,854	$22,511	$385,610	$293,078	$68,796	$1,211,112
Purchased Credit Impaired (1)	$-	$-	$204	$-	$5,227	$-	$-	$5,431

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and December 31, 2017, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$201,360	$2,378	$352	$9	$204,099
Farmland	15,173	-	-	-	15,173
1-4 family residential	211,994	8,189	2,248	2,555	224,986
Multi-family residential	22,472	-	39	-	22,511
Nonfarm nonresidential	380,173	5,016	5,941	8,036	399,166
Commercial	284,257	6,900	4,859	2,951	298,967
Consumer	67,654	1,063	79	333	69,129
Total	$1,183,083	$23,546	$13,518	$13,884	$1,234,031

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	-	-	-	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	-	40	-	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2018 and December 31, 2017. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$420	$-	$3	$423	$203,676	$204,099	$-
Farmland	-	-	-	-	15,173	15,173	-
1-4 family residential	1,091	363	1,100	2,554	222,432	224,986	37
Multi-family residential	-	39	-	39	22,472	22,511	-
Nonfarm nonresidential	276	84	3,336	3,696	395,470	399,166	-
Commercial	89	68	2,620	2,777	296,190	298,967	89
Consumer	120	22	327	469	68,660	69,129	4
Total	$1,996	$576	$7,386	$9,958	$1,224,073	$1,234,031	$130

	December 31, 2017
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$-	$91	$91	$143,444	$143,535	$-
Farmland	-	-	-	-	10,480	10,480	-
1-4 family residential	470	319	939	1,728	155,777	157,505	73
Multi-family residential	-	-	-	-	20,717	20,717	-
Nonfarm nonresidential	2,344	103	3,329	5,776	331,923	337,699	-
Commercial	-	-	3,274	3,274	251,153	254,427	59
Consumer	6	-	367	373	50,548	50,921	-
Total	$2,820	$422	$8,000	$11,242	$964,042	$975,284	$132

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2018 and December 31, 2017. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $83,000 and $57,000 for the six months ending June 30, 2018 and 2017, respectively.

	June 30, 2018
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$45
Farmland	-	-	-	-
1-4 family residential	232	271	102	314
Multi-family residential	-	-	-	-
Nonfarm nonresidential	428	465	46	337
Other Loans:
Commercial	391	434	227	440
Consumer	-	-	-	-
Total	$1,051	$1,170	$375	$1,136

With no allowance recorded:
Real Estate Loans:
Construction and land	$9	$37	$-	$13
Farmland	-	-	-	-
1-4 family residential	2,696	3,193	-	2,767
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,655	5,870	-	5,568
Other Loans:
Commercial	5,498	7,308	-	6,015
Consumer	333	373	-	378
Total	$14,191	$16,781	$-	$14,741

Total Impaired Loans:
Real Estate Loans:
Construction and land	$9	$37	$-	$58
Farmland	-	-	-	-
1-4 family residential	2,928	3,464	102	3,081
Multi-family residential	-	-	-	-
Nonfarm nonresidential	6,083	6,335	46	5,905
Other Loans:
Commercial	5,889	7,742	227	6,455
Consumer	333	373	-	378
Total	$15,242	$17,951	$375	$15,877

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2016	$1,776
Payments received, net of discounts realized	(924)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - December 31, 2017	696
Carrying amount of purchased impaired credits acquired in MBI acquisition	4,814
Payments received, net of discounts realized	(79)
Carrying amount - June 30, 2018	$5,431

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2018 and December 31, 2017, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of June 30, 2018 and December 31, 2017. The Bank had $3.3 million in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2017 and none that had subsequently defaulted during the six months ended June 30, 2018.

Modifications as of June 30, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$443
Nonfarm nonresidential	3	2,412	2,411
Other Loans:
Commercial	8	5,944	4,179
Total	13	$9,059	$7,033

Modifications as of December 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$455
Other Loans:
Commercial	4	4,498	2,605
Total	6	$5,201	$3,060

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $302.4 million and standby and commercial letters of credit of approximately $10.2 million at June 30, 2018.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $1.2 million and $854,000 for the six months ended June 30, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2018 through June 30, 2019	$2,455
July 1, 2019 through June 30, 2020	1,758
July 1, 2020 through June 30, 2021	1,322
July 1, 2021 through June 30, 2022	1,123
July 1, 2022 and Thereafter	5,743
Total Future Minimum Lease Payments	$12,401

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2018
Available for Sale:
U.S. Government Agency Securities	$9,431	$-	$9,431	$-
Corporate Securities	13,033	-	13,033	-
Mortgage-Backed Securities	138,912	-	138,912	-
Municipal Securities	90,041	-	81,774	8,267
Other Securities	722	-	722	-
Total	$252,139	$-	$243,872	$8,267

December 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,953	$-	$8,953	$-
Corporate Securities	13,041	-	13,041	-
Mortgage-Backed Securities	79,941	-	79,941	-
Municipal Securities	76,479	-	67,817	8,662
Other Securities	734	-	734	-
Total	$179,148	$-	$170,486	$8,662

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2018
Assets:
Impaired Loans	$20,265	$-	$20,265	$-
Repossessed Assets	1,309	-	1,309	-
Total	$21,574	$-	$21,574	$-

December 31, 2017
Assets:
Impaired Loans	$13,576	$-	$13,576	$-
Repossessed Assets	227	-	227	-
Total	$13,803	$-	$13,803	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2018
Financial Assets:
Cash and Short-Term Investments	$78,383	$78,383	$78,383	$-	$-
Securities	252,139	252,139	-	243,872	8,267
Mortgage Loans Held for Sale	-	-	-	-	-
Loans - Net	1,224,275	1,202,215	-	-	1,202,215
Cash Value of BOLI	24,275	24,275	-	24,275	-
Other Equity Securities	10,064	10,064	-	-	10,064
Total	$1,589,136	$1,567,076	$78,383	$268,147	$1,220,546

Financial Liabilities:
Deposits	$1,329,493	$1,318,851	$-	$-	$1,318,851
Borrowings	102,166	92,042	-	92,042	-
Total	$1,431,659	$1,410,893	$-	$92,042	$1,318,851

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Financial Assets:
Cash and Short-Term Investments	$116,411	$116,411	$116,411	$-	$-
Securities	179,148	179,148	-	170,486	8,662
Mortgage Loans Held for Sale	201	201	-	201	-
Loans - Net	966,519	952,113	-	-	952,113
Cash Value of BOLI	23,200	23,200	-	23,200	-
Other Equity Securities	8,627	8,627	-	-	8,627
Total	$1,294,106	$1,279,700	$116,411	$193,887	$969,402

Financial Liabilities:
Deposits	$1,055,533	$1,046,096	$-	$-	$1,046,096
Borrowings	80,501	81,059	-	81,059	-
Total	$1,136,034	$1,127,155	$-	$81,059	$1,046,096

Note 9 – Recently Issued Accounting Pronouncements –

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this ASU require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, this ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements at June 30, 2018.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, and in “Risk Factors” in the Company’s prospectus supplement filed with the SEC on June 5, 2018 under Registration Statement on Form S-3 (No. 333-224692).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2017 to June 30, 2018, and its results of operations for the three and six months ended June 30, 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of eighteen full-service banking centers in markets across Louisiana and Texas. On January 1, 2018, we completed the acquisition of Minden Bancorp, Inc., or MBI, and its banking subsidiary MBL Bank, to further increase our presence in the Northwest Louisiana region. As of June 30, 2018, we had total assets of $1.6 billion, total loans of $1.2 billion, total deposits of $1.3 billion, and total shareholders’ equity of $210.6 million.

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

Branch Locations

In March 2018, we closed a banking center in each of Zachary and Erwinville, Louisiana, which is expected to have a minimal impact on their operations and customers.

In May 2018, we converted our Dallas, Texas loan production office into a full service banking center.

In June 2018, we converted our New Orleans, Louisiana loan production office into a full service banking center.

Other Developments

On April 9, 2018, our common stock was listed for trading on the NASDAQ Global Select Market. Prior to that time, there was no active public market for our common stock. Our common stock is listed for trading under the symbol “BFST”.

On June 1, 2018, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Richland State Bancorp, Inc. (“RSBI”), the holding company for Richland State Bank, Richland, Louisiana. In connection with the acquisition of RSBI, on June 4, 2018 we completed an offering of 1,207,500 shares of our common stock at a public offering price of $24.00 per share. The aggregate offering price totaled $29.0 million, and the aggregate underwriting discount and commission was $1.7 million. The results of this agreement are not included throughout this report.

Financial Highlights

The financial highlights as of and for the three months ended June 30, 2018 include:

•	Total assets of $1.6 billion, a $328.0 million, or 24.8%, increase from December 31, 2017.

•	Total loans held for investment of $1.2 billion, a $258.7 million, or 26.5%, increase from December 31, 2017.

•	Total deposits of $1.3 billion, a $274.0 million, or 26.0%, increase from December 31, 2017.

•	Net income of $3.6 million, a $1.5 million, or 77.3%, increase from the quarter ended June 30, 2017.

•	Net interest income of $15.0 million, an increase of $3.3 million, or 28.1%, from the three months ended June 30, 2017.

•

Allowance for loan and lease losses of 0.79% of total loans held for investment, compared to 0.90% as of December 31, 2017, and a ratio of non-performing loans to total loans held for investment of 1.14%, compared to 1.30% as of December 31, 2017.

•	Return on average assets of 0.83% for the six months ended June 30, 2018, compared to 0.70% for the six months ended June 30, 2017.

•	Return on average equity of 7.35% for the six months ended June 30, 2018, compared to 6.96% for the six months ended June 30, 2017.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 11.20%, 12.43%, 12.43% and 13.11%, respectively, compared to 13.53%, 14.49%, 14.49%, and 15.23%, respectively as of December 31, 2017.

•	Book value per share of $18.26, an increase of 3.9% from $17.58 at December 31, 2017.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Performance Summary

For the three months ended June 30, 2018, net income was $3.6 million, or $0.34 per basic share and $0.33 per diluted share, compared to net income of $2.1 million, or $0.30 per basic share and $0.28 per diluted share, for the three months ended June 30, 2017. Return on average assets, on an annualized basis, increased to 0.90% for the three months ended June 30, 2018, from 0.70% for the three months ended June 30, 2017. Return on average equity, on an annualized basis, increased to 7.75% for the three months ended June 30, 2018, as compared to 6.96% for the three months ended June 30, 2017.

For the six months ended June 30, 2018, net income was $6.7 million, or $0.65 per basic share and $0.62 per diluted share, compared to net income of $4.0 million, or $0.58 per basic share and $0.56 per diluted share, for the six months ended June 30, 2017. Return on average assets, on an annualized basis, increased to 0.83% for the six months ended June 30, 2018, from 0.70% for the six months ended June 30, 2017. Return on average equity, on an annualized basis, increased to 7.35% for the six months ended June 30, 2018, as compared to 6.96% for the six months ended June 30, 2017. The increase in net income for both the three and six months ended June 30, 2018, compared to the same time periods in 2017, can primarily be attributed to the acquisition of MBI, growth of the loan portfolio, and the enactment of the Tax Cuts and Jobs Act which lowered the effective corporate tax rate.

Notable noncore events impacting earnings during the three and six months ended June 30, 2017 includes the sale of a participation interest in an impaired credit acquired from American Gateway in 2015, which resulted in an increase in interest income of $1.3 million and $2.4 million for the three and six months ended June 30, 2017, respectively. We incurred $415,000 and $927,000 in noninterest expenses related to the acquisition of MBI in the three and six months ended June 30, 2018, respectively. We incurred $118,000 in noninterest expenses associated with share awards granted to all nonexecutives for our NASDAQ listing commencement on April 9, 2018 for the three months ended June 30, 2018. Core net income for the three months ended June 30, 2018 was $4.1 million, or $0.37 per diluted share, compared to core net income of $1.2 million, or $0.17 per diluted share, for the three months ended June 30, 2017. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.00% and 8.69% for the three months ended June 30, 2018, compared to 0.41% and 4.08% for the three months ended June 30, 2017. Core net income, which excludes noncore income and expenses, for the six months ended June 30, 2018 was $7.6 million, or $0.70 per diluted share, compared to core net income of $2.4 million, or $0.34 per diluted share, for the six months ended June 30, 2017. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 0.94% and 8.33% for the six months ended June 30, 2018, compared to 0.42% and 4.18% for the six months ended June 30, 2017.

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

For the three months ended June 30, 2018, net interest income totaled $15.0 million, and net interest margin and net interest spread were 3.98% and 3.70%, respectively, compared to $11.7 million, 4.34%, and 4.11%, respectively, for the three months ended June 30, 2017. The average yield on the loan portfolio was 5.46%, compared to 5.72% for the three months ended June 30, 2017, and the average yield on total interest-earning assets was 4.81%, compared to 4.97% for the three months ended June 30, 2017. These metrics were impacted during the three months ended June 30, 2017 by the sale of a participation interest in an impaired credit acquired from American Gateway in 2015. Excluding the effect of this transaction, for the three months ended June 30, 2017, net interest income was $10.4 million, net interest margin and net interest spread were 3.86% and 3.64%, respectively, and average yield on the loan portfolio and on total interest-earning assets were 5.12% and 4.50%, respectively. For the three months ended June 30, 2018, overall cost of funds increased 25 basis points compared to the three months ended June 30, 2017.

For the six months ended June 30, 2018, net interest income totaled $29.5 million, and net interest margin and net interest spread were 3.97% and 3.72%, respectively, compared to $22.3 million, 4.19%, and 3.99%, respectively, for the six months ended June 30, 2017. The average yield on the loan portfolio was 5.39%, compared to 5.53% for the six months ended June 30, 2017, and the average yield on total interest-earning assets was 4.76%, compared to 4.81% for the six months ended June 30, 2017. These metrics were impacted during the six months ended June 30, 2017 by the sale of a participation interest in an impaired credit acquired from American Gateway in 2015. Excluding the effect of this transaction, for the six months ended June 30, 2017, net interest income was $19.8 million, net interest margin and net interest spread were 3.73% and 3.53%, respectively, and average yield on the loan portfolio and on total interest-earning assets were 4.96% and 4.35%, respectively. For the six months ended June 30, 2018, overall cost of funds increased 22 basis points compared to the six months ended June 30, 2017. Due to the continued impact of new loan growth, runoff of higher yielding loan balances, and competitive deposit pricing, management anticipates continued pressure on net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2018 and 2017, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans. Averages presented in the tables below, and throughout this report, are monthly averages.

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,212,977	$16,549	5.46%	$867,528	$12,398	5.72%
Securities available for sale	263,108	1,414	2.15	197,782	972	1.97
Interest-bearing deposits in other banks	29,204	128	1.75	12,219	30	0.98
Total interest-earning assets	1,505,289	18,091	4.81	1,077,529	13,400	4.97
Allowance for loan losses	(9,638)			(8,314)
Noninterest-earning assets	128,544			104,227
Total assets	$1,624,195	$18,091		$1,173,442	$13,400
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,014,520	$2,555	1.01%	$724,880	$1,501	0.83%
Advances from Federal Home Loan Bank (“FHLB”)	94,222	507	2.15	66,494	170	1.02
Other borrowings	16,220	53	1.31	6,315	39	2.47
Total interest-bearing liabilities	1,124,962	3,115	1.11	797,689	1,710	0.86
Noninterest-bearing liabilities:
Noninterest-bearing deposits	306,042			252,299
Other liabilities	5,427			5,564
Total noninterest-bearing liabilities	311,469			257,863
Shareholders’ equity	187,764			117,890
Total liabilities and shareholders’ equity	$1,624,195			$1,173,442
Net interest rate spread			3.70%			4.11%
Net interest income		$14,976			$11,690
Net interest margin			3.98%			4.34%

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,195,564	$32,225	5.39%	$850,680	$23,539	5.53%
Securities available for sale	254,104	2,837	2.23	199,883	1,919	1.92
Interest-bearing deposits in other banks	33,419	255	1.53	10,782	47	0.87
Total interest-earning assets	1,483,087	35,317	4.76	1,061,345	25,505	4.81
Allowance for loan losses	(9,301)			(8,258)
Noninterest-earning assets	145,688			101,109
Total assets	$1,619,474	$35,317		$1,154,196	$25,505
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,020,266	$4,853	0.95%	$718,007	$2,849	0.79%
Advances from Federal Home Loan Bank (“FHLB”)	84,665	880	2.08	65,048	326	1.00
Other borrowings	18,975	108	1.14	6,706	80	2.39
Total interest-bearing liabilities	1,123,906	5,841	1.04	789,761	3,255	0.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	306,733			242,841
Other liabilities	5,380			5,776
Total noninterest-bearing liabilities	312,113			248,617
Shareholders’ equity	183,455			115,818
Total liabilities and shareholders’ equity	$1,619,474			$1,154,196
Net interest rate spread			3.72%			3.99%
Net interest income		$29,476			$22,250
Net interest margin			3.97%			4.19%

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

	For the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$4,713	$(562)	$4,151
Securities available for sale	351	91	442
Interest-earning deposits in other banks	74	24	98
Total increase in interest income	$5,138	$(447)	$4,691
Interest-bearing liabilities:
Interest-bearing deposits	$729	$325	$1,054
Advances from FHLB	149	188	337
Other borrowings	32	(18)	14
Total increase in interest expense	910	495	1,405
Increase in net interest income	$4,228	$(942)	$3,286

	For the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$9,296	$(610)	$8,686
Securities available for sale	605	313	918
Interest-earning deposits in other banks	173	35	208
Total increase in interest income	$10,074	$(262)	$9,812
Interest-bearing liabilities:
Interest-bearing deposits	$1,438	$566	$2,004
Advances from FHLB	204	350	554
Other borrowings	70	(42)	28
Total increase in interest expense	1,712	874	2,586
Increase in net interest income	$8,362	$(1,136)	$7,226

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $474,000 for the three months ended June 30, 2018 and $1.3 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, the provision for loan losses was $948,000 and $1.7 million, respectively. The lower provision during the first three and six months of 2018 compared to the same periods in 2017 was due to increasing our general reserves in 2017 related to our exposure in the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions.

The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$635	$525	$110
Debit card fee income	170	169	1
Automated Teller Machine (“ATM”) fees	85	48	37
Bank-owned life insurance income	165	159	6
Brokerage commissions	278	237	41
Correspondent bank income	81	99	(18)
Rental income	165	23	142
Pass-through income (loss) from SBIC partnerships	222	190	32
Other	205	150	55
Total noninterest income	$2,006	$1,600	$406

	For the Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,245	$1,037	$208
Debit card fee income	330	332	(2)
Automated Teller Machine (“ATM”) fees	175	98	77
Bank-owned life insurance income	334	309	25
Brokerage commissions	512	443	69
Correspondent bank income	162	165	(3)
Rental income	329	45	284
Gain on sale of other assets	47	—	47
Pass-through income (loss) from SBIC partnerships	222	190	32
Other	385	285	100
Total noninterest income	$3,741	$2,904	$837

Noninterest income for the three months ended June 30, 2018 increased $406,000, or 25.4%, to $2.0 million compared to noninterest income of $1.6 million for the same period in 2017. Noninterest income for the six months ended June 30, 2018 increased $837,000, or 28.8%, to $3.7 million compared to noninterest income of $2.9 million for the same period in 2017. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $635,000 for the three months ended June 30, 2018, an increase of $110,000 over the same period in 2017. For the six months ended June 30, 2018, service charges on deposit accounts were $1.2 million, an increase of $208,000 over the same period in 2017. The increase for both the three and six months ended June 30, 2018, over the same periods in 2017, was primarily due to increases in deposit balances and accounts from the acquisition of MBI and organic growth.

ATM fees. We earn fee income as a result of noncustomer activity at our ATMs, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $85,000 and $48,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $37,000 or 77.1%. For the six months ended June 30, 2018 and 2017, ATM fees were $175,000 and $98,000, respectively, representing an increase of $77,000 or 78.6%. The increase was primarily due to the additional accounts from the acquisition of MBI.

Rental income. We receive rental income from the sublease of our former corporate offices. Rental income totaled $165,000 and $23,000 during the three months ended June 30, 2018 and 2017, respectively, an increase of $142,000 over the prior year’s comparable period. For the six months ended June 30, 2018 and 2016, rental income totaled $329,000 and $45,000, respectively, an increase of $284,000. The increase during both the three and six months ended June 30, 2018, was primarily as a result of an additional sublease of our former corporate offices.

Gain on sales of other assets. During the first three months of 2018, we closed two branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $47,000 in gains to mark the buildings to fair value.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $55,000, or 36.7%, for the three months ended June 30, 2018, compared to the same period in 2017. For the six months ended June 30, 2018, compared to the same period in 2017, other income increased $100,000, or 35.1%. The increases in both the three and six months ended June 30, 2018, compared to the same periods in 2017, is primarily due to increases in the use of these services by legacy MBI customers.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$6,524	$5,397	$1,127
Non-staff expenses:
Occupancy of bank premises	861	626	235
Depreciation and amortization	407	378	29
Data processing	355	381	(26)
FDIC assessment fees	331	189	142
Legal and other professional fees	509	300	209
Advertising and promotions	298	333	(35)
Utilities and communications	269	258	11
Ad valorem shares tax	322	165	157
Directors’ fees	92	80	12
Other real estate owned expenses and write-downs	7	16	(9)
Merger and conversion related expenses	415	—	415
Other	1,635	991	644
Total noninterest expense	$12,025	$9,114	$2,911

	For the Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$13,228	$10,381	$2,847
Non-staff expenses:
Occupancy of bank premises	1,718	1,247	471
Depreciation and amortization	829	768	61
Data processing	765	760	5
FDIC assessment fees	724	366	358
Legal and other professional fees	911	584	327
Advertising and promotions	527	663	(136)
Utilities and communications	541	491	50
Ad valorem shares tax	644	330	314
Directors’ fees	251	241	10
Other real estate owned expenses and write-downs	9	39	(30)
Merger and conversion related expenses	927	—	927
Other	2,895	2,010	885
Total noninterest expense	$23,969	$17,880	$6,089

Noninterest expense for the three months ended June 30, 2018 increased $2.9 million, or 31.9%, to $12.0 million, compared to noninterest expense of $9.1 million for the same period in 2017. For the six months ended June 30, 2018, noninterest expense increased $6.1 million, or 34.1%, to $24.0 million, compared to noninterest expense of $17.9 million for the same period in 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $6.5 million for the three months ended June 30, 2018, an increase of $1.1 million, or 20.9%, compared to the same period in 2017. For the six months ended June 30, 2018, salaries and benefits were $13.2 million, an increase of $2.8 million, or 27.4%, compared to the same period in 2017. The increases were primarily due to additional hires for new positions, our merit increase cycle, higher commissions paid as a result of the increase in our brokerage services activity and the acquisition of MBI and its legacy operations. As of June 30, 2018, we had 241 full-time equivalent employees, compared to 213 as of June 30, 2017.

Occupancy of bank premises. Expenses associated with occupancy of premises were $861,000 and $626,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, occupancy and bank premises expenses were $1.7 million and $1.2 million, respectively. The increase for both the three and six months ended June 30, 2018, compared to the same periods in 2017, is primarily due to increased rent expense on our corporate office location and the acquisition of MBI’s two legacy branch locations.

FDIC assessment fees. FDIC assessment fees were $331,000 and $189,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, FDIC assessment fees were $724,000 and $366,000, respectively. The increase for both the three and six months ended June 30, 2018, compared to the same periods in 2017, is primarily due to increased deposits from the acquisition of MBI and organic growth.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $509,000 and $300,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, legal and other professional fees were $911,000 and $584,000, respectively. Legal and other professional fees increased $209,000, or 69.7%, and $327,000, or 56.0%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to the fees incurred in listing our common stock on NASDAQ, the acquisition of MBI and accompanying private placement of common stock, negotiation of the definitive agreement with Richland State Bancorp, Inc. and various other matters.

Advertising and promotions. Advertising and promotions expense was $298,000 and $333,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, advertising and promotions expense was $527,000 and $663,000, respectively. The decrease for both the three and six months ended June 30, 2018 was primarily due to lower advertising costs, compared to the same period in 2017.

Ad valorem shares tax. Ad valorem shares tax expense was $322,000 and $165,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, ad valorem shares tax expense was $644,000 and $330,000, respectively. The increase for both the three and six months ended June 30, 2018, compared to the same period in 2017 was primarily due to our increased monthly accrual to compensate for anticipated higher taxes due to the acquisition of MBI and its legacy operations.

Merger and conversion related expenses. Merger and conversion related expenses for both the three and six months ended June 30, 2018 were related to the acquisition of MBI.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $644,000 for the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, other noninterest expense increased $885,000 compared to the same period in 2017. The increase in other expenses for both the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily due to a $190,000 atypical franchise tax charge, NASDAQ listing fees of $166,000, of which $141,000 was from the three months ended June 30, 2018, and the acquisition of MBI’s legacy operations.

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

For the three months ended June 30, 2018, income tax expense totaled $845,000, an increase of $26,000, or 3.2%, compared to the same period in 2017. For the six months ended June 30, 2018, income tax expense totaled $1.6 million, a decrease of $32,000, or 2.0%, compared to the same period in 2017. Our effective tax rates for the three months ended June 30, 2018 and 2017 were 18.8% and 28.5%, respectively. For the six months ended June 30, 2018 and 2017, our effective tax rates were 18.7% and 28.3%, respectively. The decrease in our effective tax rate for both the three and six months ended June 30, 2018 is primarily due to a lower corporate tax rate from the enactment of the Tax Cuts and Jobs Act. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $328.0 million, or 24.8%, from December 31, 2017 to June 30, 2018, primarily due to the acquisition of MBI and organic growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small to medium-sized businesses located in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of June 30, 2018, total loans held for investment were $1.2 billion, an increase of $258.7 million, or 26.5%, compared to December 31, 2017. The increase was primarily due to our continued loan penetration in our primary market areas and the acquisition of MBI. Additionally, $201,000 in mortgage loans were classified as loans held for sale as of December 31, 2017 and none at June 30, 2018.

Total loans as a percentage of total deposits were 92.8% and 92.4% as of June 30, 2018 and December 31, 2017, respectively. Total loans as a percentage of total assets were 74.8% and 73.8% as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$298,967	24.2%	$254,427	26.1%
Real estate:
Construction and land	204,099	16.6	143,535	14.7
Farmland	15,173	1.2	10,480	1.1
1-4 family residential	224,986	18.2	157,505	16.2
Multi-family residential	22,511	1.8	20,717	2.1
Nonfarm nonresidential	399,166	32.4	337,699	34.6
Consumer	69,129	5.6	50,921	5.2
Total loans held for investment	$1,234,031	100.0%	$975,284	100.0%

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

Commercial loans increased $44.5 million, or 17.5%, to $299.0 million as of June 30, 2018 from $254.4 million as of December 31, 2017, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities and from loans acquired from MBI.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $60.6 million, or 42.2%, to $204.1 million as of June 30, 2018 from $143.5 million as of December 31, 2017, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years and from loans acquired from MBI.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $67.5 million, or 42.8%, to $225.0 million as of June 30, 2018 from $157.5 million as of December 31, 2017, primarily due to loans acquired from MBI.

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

Nonfarm nonresidential loans increased $61.5 million, or 18.2%, to $399.2 million as of June 30, 2018 from $337.7 million as of December 31, 2017, primarily due to loans acquired from MBI.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$99,440	$153,496	$46,031	$298,967
Real estate:
Construction and land	98,579	70,877	34,643	204,099
Farmland	5,423	7,454	2,296	15,173
1-4 family residential	36,575	101,131	87,280	224,986
Multi-family residential	2,018	9,519	10,974	22,511
Nonfarm nonresidential	57,567	211,301	130,298	399,166
Consumer	30,114	29,777	9,238	69,129
Total loans held for investment	$329,716	$583,555	$320,760	$1,234,031
Amounts with fixed rates	$122,176	$377,283	$225,517	$724,976
Amounts with floating rates	207,540	206,272	95,243	509,055

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$89,665	$130,517	$34,245	$254,427
Real estate:
Construction and land	59,003	59,109	25,423	143,535
Farmland	1,265	6,919	2,296	10,480
1-4 family residential	21,564	56,763	79,178	157,505
Multi-family residential	1,643	7,323	11,751	20,717
Nonfarm nonresidential	36,638	155,602	145,459	337,699
Consumer	10,362	29,191	11,368	50,921
Total loans held for investment	$220,140	$445,424	$309,720	$975,284
Amounts with fixed rates	$87,703	$299,688	$216,251	$603,642
Amounts with floating rates	132,437	145,736	93,469	371,642

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $15.3 million and $12.9 million in nonperforming assets as of June 30, 2018 and December 31, 2017, respectively. We had $14.0 million in nonperforming loans as of June 30, 2018 compared to $12.7 million as of December 31, 2017. The increase in nonperforming assets and nonperforming loans from December 31, 2017 to June 30, 2018 is primarily due to the acquisition of MBI and the closure of two of our branch locations, which resulted in those buildings being classified as other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$13,884	$12,535
Accruing loans 90 or more days past due	130	132
Total nonperforming loans	14,014	12,667
Repossessed assets	36	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,273	227
Residential real estate	—	—
Total other real estate owned	1,273	227
Total nonperforming assets	$15,323	$12,894
Restructured loans-nonaccrual	$3,311	$2,008
Restructured loans-accruing	3,722	1,052
Ratio of nonperforming loans to total loans held for investment	1.14%	1.30%
Ratio of nonperforming assets to total assets	0.93	0.98

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$9	$92
1-4 family residential	2,555	2,429
Multi-family residential	—	—
Nonfarm nonresidential	8,036	5,935
Commercial	2,951	3,638
Consumer	333	441
Total	$13,884	$12,535

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$201,360	$2,378	$352	$9	$204,099
Farmland	15,173	—	—	—	15,173
1-4 family residential	211,994	8,189	2,248	2,555	224,986
Multi-family residential	22,472	—	39	—	22,511
Nonfarm nonresidential	380,173	5,016	5,941	8,036	399,166
Commercial	284,257	6,900	4,859	2,951	298,967
Consumer	67,654	1,063	79	333	69,129
Total	$1,183,083	$23,546	$13,518	$13,884	$1,234,031

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	—	—	—	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	—	40	—	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

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

As of June 30, 2018, the allowance for loan losses totaled $9.8 million, or 0.79%, of total loans held for investment. As of December 31, 2017, the allowance for loan losses totaled $8.8 million, or 0.90%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2018 (Unaudited)	As of and For the Year Ended December 31, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,195,564	$890,683
Gross loans held for investment outstanding at end of period(1)	$1,234,031	$975,284
Allowance for loan losses at beginning of period	$8,765	$8,162
Provision for loan losses	948	4,237
Charge-offs:
Real estate:
Construction, land and farmland	90	2
Residential	265	184
Nonfarm non-residential	—	617
Commercial	—	2,945
Consumer	65	36
Total charge-offs	420	3,784
Recoveries:
Real estate:
Construction, land and farmland	398	1
Residential	8	48
Nonfarm non-residential	—	23
Commercial	13	40
Consumer	44	38
Total recoveries	463	150
Net charge-offs (recoveries)	(43)	3,634
Allowance for loan losses at end of period	$9,756	$8,765
Ratio of allowance to end of period loans held for investment	0.79%	0.90%
Ratio of net charge-offs (recoveries) to average loans	—	0.41

(1)	Excluding loans held for sale.

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

	As of June 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,753	18.0%	$1,421	16.2%
Farmland	77	0.8%	76	0.9%
1-4 family residential	1,462	15.0%	1,284	14.7%
Multi-family residential	155	1.6%	144	1.6%
Nonfarm nonresidential	2,347	24.0%	2,323	26.5%
Total real estate	5,794	59.4%	5,248	59.9%
Commercial	3,523	36.1%	3,147	35.9%
Consumer	439	4.5%	370	4.2%
Total allowance for loan losses	$9,756	100.0%	$8,765	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2018, the carrying amount of investment securities totaled $252.1 million, an increase of $73.0 million, or 40.8%, compared to $179.1 million as of December 31, 2017. Our securities portfolio represented 15.3% and 13.6% of total assets as of June 30, 2018 and December 31, 2017, respectively.

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

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$9,677	$—	$246	$9,431
Corporate bonds	13,063	113	143	13,033
Mortgage-backed securities	143,419	3	4,510	138,912
Municipal securities	90,984	136	1,079	90,041
Other securities	793	—	71	722
Total	$257,936	$252	$6,049	$252,139

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,008	$13	$68	$8,953
Corporate bonds	13,074	59	92	13,041
Mortgage-backed securities	81,763	2	1,824	79,941
Municipal securities	76,553	353	427	76,479
Other securities	831	—	97	734
Total	$181,229	$427	$2,508	$179,148

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2018, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$994	1.11%	$1,151	2.27%	$7,286	2.65%	$—	—%	$9,431	2.44%
Corporate bonds	—	—%	8,631	3.45%	4,402	5.22%	—	—%	13,033	4.05%
Mortgage-backed securities	34	0.98%	10,498	1.72%	65,036	1.79%	63,344	2.38%	138,912	2.05%
Municipal securities	10,491	1.71%	31,610	1.98%	28,426	2.17%	19,514	2.64%	90,041	2.15%
Other securities	—	—%	—	—%	—	—%	722	3.85%	722	3.85%
Total	$11,519	1.66%	$51,890	2.18%	$105,150	2.10%	$83,580	2.45%	$252,139	2.21%

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$1,004	0.96%	$1,000	1.11%	$6,949	2.46%	$—	—%	$8,953	2.14%
Corporate bonds	—	—%	6,580	2.73%	6,461	4.28%	—	—%	13,041	3.50%
Mortgage-backed securities	12	0.20%	6,033	1.67%	39,619	1.50%	34,277	1.93%	79,941	1.70%
Municipal securities	7,651	1.52%	34,373	1.92%	17,434	2.27%	17,021	2.74%	76,479	2.14%
Other securities	—	—%	—	—%	—	—%	734	3.03%	734	3.03%
Total	$8,667	1.46%	$47,986	1.98%	$70,463	2.04%	$52,032	2.21%	$179,148	2.05%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.71 years with an estimated effective duration of 42.79 months as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2018 were $1.3 billion, an increase of $274.0 million, or 26.0%, compared to $1.1 billion as of December 31, 2017, primarily due to deposits acquired from MBI and organic growth.

Noninterest-bearing deposits as of June 30, 2018 were $305.3 million, compared to $264.6 million as of December 31, 2017, an increase of $40.7 million, or 15.4%.

Average deposits for the six months ended June 30, 2018 were $1.3 billion, an increase of $339,000, or 34.3%, over the average deposits for the year ended December 31, 2017 of $988.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.86% for the year ended December 31, 2017 to 0.95% for the six months ended June 30, 2018. The increase in average rates during the six months ended June 30, 2018 over the average for the year ended December 31, 2017 was primarily due to a strategic increase in deposit pricing in the latter part of 2017 in order to attract deposits and improve liquidity. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.73% for the six months ended June 30, 2018 and 0.64% for the year ended December 31, 2017.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2018 (Unaudited)		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$38,524	0.81%	$35,258	0.65%
Negotiable order of withdrawal (“NOW”) accounts	188,014	0.41%	116,296	0.25%
Limited access money market accounts and savings	344,409	0.60%	236,766	0.51%
Certificates and other time deposits > $250k	154,828	1.45%	75,801	1.55%
Certificates and other time deposits < $250k	294,491	1.46%	269,143	1.27%
Total interest-bearing deposits	1,020,266	0.95%	733,264	0.86%
Noninterest-bearing demand accounts	306,733	—	254,765	—
Total deposits	$1,326,999	0.73%	$988,029	0.64%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2018 and the year ended December 31, 2017 was 23.1% and 25.8%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
1 year or less	$83,983	$52,402
More than 1 year but less than 3 years	38,021	21,198
3 years or more but less than 5 years	13,740	16,930
5 years or more	—	—
Total	$135,744	$90,530

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The Federal Home Loan Bank, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2018 and December 31, 2017, total borrowing capacity of $498.4 million and $399.5 million, respectively, was available under this arrangement, and $85.0 million and $75.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.34% as of June 30, 2018 and 1.96% as of December 31, 2017. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
June 30, 2018
Amount outstanding at quarter-end	$85,000
Weighted average stated interest rate at quarter-end	2.34%
Maximum month-end balance during the quarter	$105,000
Average balance outstanding during the quarter	$94,222
Weighted average interest rate during the quarter	2.16%

December 31, 2017
Amount outstanding at year-end	$75,000
Weighted average stated interest rate at year-end	1.96%
Maximum month-end balance during the year	$75,000
Average balance outstanding during the year	$65,513
Weighted average interest rate during the year	1.13%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million at both June 30, 2018 and December 31, 2017. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively, adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
June 30, 2018
Amount outstanding at quarter-end	$2,700
Weighted average stated interest rate at quarter-end	5.00%
Maximum month-end balance during the quarter	$2,700
Average balance outstanding during the quarter	$2,700
Weighted average interest rate during the quarter	4.80%

December 31, 2017
Amount outstanding at year-end	$2,700
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,924
Weighted average interest rate during the year	4.09%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both June 30, 2018 and December 31, 2017. The line of credit bears a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and will mature on September 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
June 30, 2018
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	5.00%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	4.80%

December 31, 2017
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$862
Weighted average interest rate during the year	4.09%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions with the limits set forth below as of June 30, 2018:

(Dollars in Thousands)
FNBB	$35,000
The Independent Bankers Bank	$25,000
Compass Bank	$22,500
First Tennessee National Bank	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
June 30, 2018
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$289
Weighted average interest rate during the quarter	2.62%

December 31, 2017
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$190
Weighted average interest rate during the year	1.72%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2018 and December 31, 2017, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregateof  $118.5 million and $113.5 million, respectively. There were no funds under these lines of credit outstanding as of June 30, 2018 or December 31, 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $1.6 billion and $1.2 billion for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	21.2%
Interest-bearing	63.0%	61.1%
Advances from FHLB	5.2%	5.5%
Other borrowings	1.2%	0.5%
Other liabilities	0.3%	0.7%
Shareholders’ equity	11.3%	11.0%
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	73.2%	73.5%
Securities available for sale	15.7%	16.3%
Interest-bearing deposits in other banks	2.1%	1.7%
Other noninterest-earning assets	9.0%	8.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.1%	25.8%
Average loans to average deposits	90.1%	90.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 40.5% for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the acquisition of MBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.71 years and an effective duration of 42.79 months as of June 30, 2018. As of December 31, 2017, our securities portfolio had a weighted average life of 4.78 years and an effective duration of 41.19 months.

As of June 30, 2018, we had outstanding $302.4 million in commitments to extend credit and $10.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $256.9 million in commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2018, we had cash and cash equivalents of $45.9 million compared to $107.6 million as of December 31, 2017. The decrease in cash and cash equivalents was primarily due to the payment of $56.2 million in cash to MBI’s shareholders in connection with the acquisition.

Capital Resources

Total shareholders’ equity increased to $210.6 million as of June 30, 2018, compared to $179.9 million as of December 31, 2017, an increase of $30.7 million, or 17.1%. This increase was primarily due to a capital offering resulting in $27.2 million in net proceeds and $6.7 million in net income, offset with $2.9 million in the change in unrealized losses on our investment portfolio and $1.4 million in paid dividends.

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

On July 19, 2018, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2018 in the amount of $0.08 per share to the common shareholders of record as of August 15, 2018. The dividend is to be paid on August 31, 2018, or as soon as practicable thereafter.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2018 and December 31, 2017, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of June 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$188,099	13.11%	$181,565	15.23%
Tier 1 capital (to risk weighted assets)	178,343	12.43%	172,800	14.49%
Common Equity Tier 1 capital (to risk weighted assets)	178,343	12.43%	172,800	14.49%
Tier 1 Leverage capital (to average assets)	178,343	11.20%	172,800	13.53%

Business First Bank
Total capital (to risk weighted assets)	$173,434	12.10%	$120,806	10.24%
Tier 1 capital (to risk weighted assets)	163,678	11.42%	112,041	9.50%
Common Equity Tier 1 capital (to risk weighted assets)	163,678	11.42%	112,041	9.50%
Tier 1 Leverage capital (to average assets)	163,678	10.29%	112,041	8.78%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2018 and December 31, 2017 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB short term advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $85.0 million and $75.0 million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the FHLB short term advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.34% and 1.96%, respectively, and maturities ranging from 2018 through 2022. The advance under the FNBB long-term borrowing totaled $2.7 million at both June 30, 2018 and December 31, 2017. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both June 30, 2018 and December 31, 2017. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018.

	As of June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,455	$3,080	$2,021	$4,845	$12,401
Time deposits	334,373	105,408	33,357	—	473,138
Advances from FHLB	55,000	—	30,000	—	85,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	13,604	—	—	—	13,604
Standby and commercial letters of credit	8,369	1,592	209	—	10,170
Commitments to extend credit	178,818	83,249	10,880	29,461	302,408
Total	$593,781	$193,929	$77,067	$35,506	$900,283

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,354	$3,403	$2,150	$5,282	$13,189
Time deposits	252,493	67,298	34,468	150	354,409
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	1,939	—	—	—	1,939
Standby and commercial letters of credit	5,107	4,385	—	—	9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$440,324	$163,993	$73,362	$36,781	$714,460

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

	As of June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$8,369	$1,592	$209	$—	$10,170
Commitments to extend credit	178,818	83,249	10,880	29,461	302,408
Total	$187,187	$84,841	$11,089	$29,461	$312,578

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,107	$4,385	$—	$—	$9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$137,376	$92,692	$6,144	$30,149	$266,361

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2018		As of December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	3.50%	(3.10%)	3.00%	(3.54%)
+200	1.60%	(2.15%)	1.50%	(2.53%)
+100	0.10%	(0.92%)	0.30%	(0.11%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(4.10%)	0.27%	(2.20%)	(1.28%)

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, (Unaudited)		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$210,629	$118,813	$179,935
Adjustments:
Goodwill	(32,552)	(6,824)	(6,824)
Core deposit and other intangibles	(4,234)	(2,141)	(2,003)
Total tangible common equity	$173,843	$109,848	$171,108
Common shares outstanding(1)	11,533,171	6,932,570	10,232,495
Book value per common share	$18.26	$17.14	$17.58
Tangible book value per common share	$15.07	$15.85	$16.72

(1)

Excludes the dilutive effect, if any, of 867,705, 1,011,105, and 918,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of June 30, 2018, June 30, 2017, and December 31, 2017, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, (Unaudited)		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$210,629	$118,813	$179,935
Adjustments:
Goodwill	(32,552)	(6,824)	(6,824)
Core deposit and other intangibles	(4,234)	(2,141)	(2,003)
Total tangible common equity	$173,843	$109,848	$171,108
Tangible Assets
Total assets	$1,649,207	$1,169,086	$1,321,256
Adjustments:
Goodwill	(32,552)	(6,824)	(6,824)
Core deposit and other intangibles	(4,234)	(2,141)	(2,003)
Total tangible assets	$1,612,421	$1,160,121	$1,312,429
Common Equity to Total Assets	12.8%	10.2%	13.6%
Tangible Common Equity to Tangible Assets	10.8%	9.5%	13.0%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2017 filed with the SEC, and in “Risk Factors” in the Company’s prospectus supplement filed with the SEC on June 5, 2018 under Registration Statement on Form S-3 (No. 333-224692).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

2.1

Agreement and Plan of Reorganization by and between Business First Bancshares, Inc. and Richland State Bancorp, Inc., dated June 1, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on June 4, 2018 (File No. 001-38447)).

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

BUSINESS FIRST BANCSHARES, INC.

August 10, 2018	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 10, 2018	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer