Form 10-Q
period 2018-09-30
Business First Bancshares, Inc.
filed 2018-11-09
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECUTITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 8, 2018, the issuer has outstanding 11,533,721 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Cash and Due from Banks	$45,941	$107,591
Federal Funds Sold	5,934	8,820
Securities Available for Sale, at Fair Values	243,585	179,148
Mortgage Loans Held for Sale	280	201
Loans and Lease Receivable, Net of Allowance for Loan Losses of $10,273 at September 30, 2018 and $8,765 at December 31, 2017	1,287,686	966,519
Premises and Equipment, Net	10,022	8,780
Accrued Interest Receivable	5,188	4,110
Other Equity Securities	10,339	8,627
Other Real Estate Owned	1,824	227
Cash Value of Life Insurance	24,442	23,200
Deferred Taxes	4,359	3,005
Goodwill	32,427	6,824
Core Deposit Intangible	4,103	2,003
Other Assets	2,065	2,201
Total Assets	$1,678,195	$1,321,256

LIABILITIES
Deposits:
Noninterest Bearing	$311,170	$264,646
Interest Bearing	1,042,901	790,887
Total Deposits	1,354,071	1,055,533
Securities Sold Under Agreements to Repurchase	14,310	1,939
Short Term Borrowings	862	862
Long Term Borrowings	2,400	2,700
Federal Home Loan Bank Borrowings	85,000	75,000
Accrued Interest Payable	1,336	890
Other Liabilities	7,255	4,397
Total Liabilities	1,465,234	1,141,321

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 11,533,721 and 10,232,495 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017, respectively	11,534	10,232
Additional Paid-in Capital	171,345	144,172
Retained Earnings	35,460	27,175
Accumulated Other Comprehensive Loss	(5,378)	(1,644)
Total Shareholders' Equity	212,961	179,935
Total Liabilities and Shareholders' Equity	$1,678,195	$1,321,256

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income:
Interest and Fees on Loans	$17,777	$11,433	$50,002	$34,972
Interest and Dividends on Securities	1,386	953	4,223	2,872
Interest on Federal Funds Sold and Due From Banks	162	38	417	85
Total Interest Income	19,325	12,424	54,642	37,929
Interest Expense:
Interest on Deposits	3,127	1,665	7,980	4,514
Interest on Borrowings	562	226	1,550	632
Total Interest Expense	3,689	1,891	9,530	5,146
Net Interest Income	15,636	10,533	45,112	32,783
Provision for Loan Losses	503	247	1,451	1,907
Net Interest Income after Provision for Loan Losses	15,133	10,286	43,661	30,876
Other Income:
Service Charges on Deposit Accounts	695	542	1,941	1,579
Gain (Loss) on Sales of Securities	-	31	-	31
Other Income	852	668	3,347	2,535
Total Other Income	1,547	1,241	5,288	4,145
Other Expenses:
Salaries and Employee Benefits	7,190	5,559	20,418	15,940
Occupancy and Equipment Expense	1,522	1,139	4,342	3,498
Other Expenses	3,158	2,516	11,079	7,656
Total Other Expenses	11,870	9,214	35,839	27,094
Income Before Income Taxes	4,810	2,313	13,110	7,927
Provision for Income Taxes	910	631	2,464	2,217
Net Income	$3,900	$1,682	$10,646	$5,710
Earnings Per Share:
Basic	$0.34	$0.24	$0.99	$0.82
Diluted	$0.33	$0.23	$0.95	$0.78

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Net Income	$3,900	$1,682	$10,646	$5,710

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(1,010)	(166)	(4,727)	2,909
Reclassification Adjustment for Gains (Loss) included in Net Income	-	31	-	31
Income Tax Effect	212	46	993	(1,000)
Other Comprehensive Income (Loss)	(798)	(89)	(3,734)	1,940
Consolidated Comprehensive Income (Loss)	$3,102	$1,593	$6,912	$7,650

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	5,710	-	5,710
Other Comprehensive Income (Loss)	-	-	-	1,940	1,940
Cash Dividends Declared, $0.17 Per Share	-	-	(1,178)	-	(1,178)
Stock Based Compensation Cost	18	43	-	-	61
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at September 30, 2017	$6,933	$85,136	$28,380	$(390)	$120,059

Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	10,646	-	10,646
Other Comprehensive Income (Loss)	-	-	-	(3,734)	(3,734)
Cash Dividends Declared, $0.22 Per Share	-	-	(2,358)	-	(2,358)
Stock Issuance	1,257	26,404	-	-	27,661
Stock Based Compensation Cost	49	851	-	-	900
Surrendered Shares of Stock Based Compensation	(4)	(82)	(3)	-	(89)
Balances at September 30, 2018	$11,534	$171,345	$35,460	$(5,378)	$212,961

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Consolidated Net Income	$10,646	$5,710
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,451	1,907
Depreciation and Amortization	853	911
Net Accretion of Purchase Accounting Valuations	(600)	(3,933)
Noncash Compensation (Income) Expense	811	61
Net Amortization of Securities	1,574	1,347
Gain on Sales of Securities	-	(31)
Noncash Income on Other Equity Securities	(292)	(224)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(14)	336
Increase in Cash Value of Life Insurance	(501)	(472)
Provision (Credit) for Deferred Income Taxes	(405)	997
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	77	(134)
(Increase) Decrease in Other Assets	1,523	(192)
Increase (Decrease) in Accrued Interest Payable	216	(18)
Increase in Other Liabilities	1,230	893
Net Cash Provided by Operating Activities	16,569	7,158

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(4,531)	(8,104)
Proceeds from Maturities / Sales of Securities Available for Sale	8,843	6,579
Proceeds from Paydowns of Securities Available for Sale	24,817	15,342
Net Cash Paid in Merger	(49,796)	-
Purchases of Other Equity Securities	(1,175)	(2,440)
Redemption of Other Equity Securities	312	189
Net Increase in Loans	(129,308)	(124,501)
Purchases of Premises and Equipment	(790)	(429)
Proceeds from Sales of Other Real Estate	109	705
Net (Increase) Decrease in Federal Funds Sold	12,386	(415)
Net Cash Used in Investing Activities	(139,133)	(113,074)

(CONTINUED)

	For The Nine Months Ended September 30,
	2018	2017
Cash Flows From Financing Activities:
Net Increase in Deposits	34,587	82,299
Net Decrease in Securities Sold Under Agreements to Repurchase	(3,676)	206
Net Advances on Federal Home Loan Bank Borrowings	5,000	18,959
Net Proceeds (Repayments) from Long Term Borrowings	(300)	(300)
Proceeds from Issuance of Common Stock	27,661	-
Repurchase of Common Stock	-	(33)
Payment of Dividends on Common Stock	(2,358)	(1,178)
Net Cash Provided by Financing Activities	60,914	99,953
Net Increase (Decrease) in Cash and Cash Equivalents	(61,650)	(5,963)
Cash and Cash Equivalents at Beginning of Period	107,591	42,173
Cash and Cash Equivalents at End of Period	$45,941	$36,210

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$7,564	$4,532
Interest on Borrowings	$1,520	$632
Income Tax Payments	$2,205	$1,350

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(4,727)	$2,940
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$993	$(1,000)
Transfer of Loans to Other Real Estate	$319	$287
Transfer of Premises and Equipment to Other Real Estate	$1,373	$175

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

Cost and Allocation of Purchase Price for Minden Bancorp, Inc. (MBI):
(Dollars in thousands, except per share data)
Purchase Price:
MBI Shares Outstanding at December 31, 2017	2,407,627
MBI Restricted Stock Awards Outstanding at December 31, 2017	1,480
MBI Shares Cashed Out Under Terms of Merger		2,409,107
Exchange Ratio		23.20
Cash Paid to Shareholders for Shares of Common Stock		$55,891
MBI Stock Options Outstanding at December 31, 2017 17,822 Shares at $31.50 Less Strike Price
Cash Paid on MBI Options		296
Total Purchase Price		$56,187
Net Assets Acquired:
Cash and Cash Equivalents		$15,891
Securities Available for Sale		99,867
Loans and Leases Receivable		192,714
Premises and Equipment, Net		2,678
Cash Value of Life Insurance		741
Core Deposit Intangible		2,494
Other Assets		3,055
Total Assets		317,440

Deposits		263,951
Borrowings		21,047
Other Liabilities		1,858
Total Liabilities		286,856
Net Assets Acquired		30,584
Goodwill Resulting from Merger		$25,603

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
	(except per share data)		(except per share data)

Interest Income	$19,325	$16,062	$54,642	$48,620
Interest Expense	3,689	2,259	9,530	6,246
Net Interest Income	15,636	13,803	45,112	42,374
Provision for Loan Losses	503	314	1,451	2,005
Net Interest Income after Provision for Loan Losses	15,133	13,489	43,661	40,369
Noninterest Income	1,547	1,140	5,288	4,439
Noninterest Expense	11,870	10,375	35,839	30,631
Income Before Income Taxes	4,810	4,254	13,110	14,177
Income Tax Expense	910	1,207	2,464	4,070
Net Income	$3,900	$3,047	$10,646	$10,107

Earnings Per Common Share
Basic	$0.34	$0.30	$0.99	$0.99
Diluted	$0.33	$0.29	$0.95	$0.95

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$3,900	$1,682	$10,646	$5,710
Denominator:
Weighted Average Common Shares Outstanding	11,533,374	6,932,570	10,795,989	6,926,684
Dilutive Effect of Stock Options and Warrants	460,360	382,782	460,360	382,782
Weighted Average Dilutive Common Shares	11,993,734	7,315,352	11,256,349	7,309,466

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.34	$0.24	$0.99	$0.82

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.33	$0.23	$0.95	$0.78

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$11,675	$-	$323	$11,352
Corporate Securities	13,057	62	230	12,889
Mortgage-Backed Securities	135,218	2	4,919	130,301
Municipal Securities	89,651	78	1,406	88,323
Other Securities	791	-	71	720
Total Securities Available for Sale	$250,392	$142	$6,949	$243,585

	December 31, 2017
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$9,008	$13	$68	$8,953
Corporate Securities	13,074	59	92	13,041
Mortgage-Backed Securities	81,763	2	1,824	79,941
Municipal Securities	76,553	353	427	76,479
Other Securities	831	-	97	734
Total Securities Available for Sale	$181,229	$427	$2,508	$179,148

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$9,515	$253	$1,837	$70	$11,352	$323
Corporate Securities	2,020	2	2,273	228	4,293	230
Mortgage-Backed Securities	66,459	1,968	63,492	2,951	129,951	4,919
Municipal Securities	56,312	961	13,167	445	69,479	1,406
Other Securities	-	-	720	71	720	71
Total Securities Available for Sale	$134,306	$3,184	$81,489	$3,765	$215,795	$6,949

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,136	$56	$2,004	$12	$6,140	$68
Corporate Securities	4,448	69	2,007	23	6,455	92
Mortgage-Backed Securities	8,320	71	71,182	1,753	79,502	1,824
Municipal Securities	25,798	168	11,927	259	37,725	427
Other Securities	-	-	734	97	734	97
Total Securities Available for Sale	$42,702	$364	$87,854	$2,144	$130,556	$2,508

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$12,084	$12,055
One to Five Years	49,530	49,081
Over Five to Ten Years	118,010	114,140
Over Ten Years	70,768	68,309
Total Securities Available for Sale	$250,392	$243,585

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Real estate loans:
Construction and land	$196,404	$143,535
Farmland	26,882	10,480
1-4 family residential	234,690	157,505
Multi-family residential	22,109	20,717
Nonfarm nonresidential	432,306	337,699
Commercial	317,889	254,427
Consumer	67,679	50,921
Total loans held for investment	1,297,959	975,284

Less:
Allowance for loan losses	(10,273)	(8,765)
Net loans	$1,287,686	$966,519

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2018 and December 31, 2017.

Net deferred loan origination fees were $1.4 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2018 and December 31, 2017, overdrafts of $159,000 and $129,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $129.2 million and $82.4 million at September 30, 2018 and December 31, 2017, respectively.

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

Total loans held for investment at September 30, 2018 includes $163.3 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at September 30, 2018 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $5.4 million and acquired performing loans not accounted for under ASC 310-30 totaling $160.6 million with a related purchase discount of $2.7 million.

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

The following tables set forth, as of September 30, 2018 and December 31, 2017, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2018
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,421	$76	$1,284	$144	$2,323	$3,147	$370	$8,765
Charge-offs	(90)	-	(290)	-	-	-	(73)	(453)
Recoveries	398	-	11	-	13	25	63	510
Provision	(95)	26	528	1	236	668	87	1,451
Ending Balance	$1,634	$102	$1,533	$145	$2,572	$3,840	$447	$10,273
Ending Balance:
Individually evaluated for impairment	$-	$-	$105	$-	$54	$214	$-	$373
Collectively evaluated for impairment	$1,634	$102	$1,428	$145	$2,518	$3,626	$447	$9,900
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$196,404	$26,882	$234,690	$22,109	$432,306	$317,889	$67,679	$1,297,959
Ending Balance:
Individually evaluated for impairment	$7	$-	$2,895	$-	$4,123	$5,377	$103	$12,505
Collectively evaluated for impairment	$196,397	$26,882	$231,628	$22,109	$422,980	$312,512	$67,576	$1,280,084
Purchased Credit Impaired (1)	$-	$-	$167	$-	$5,203	$-	$-	$5,370

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$193,894	$1,208	$1,295	$7	$196,404
Farmland	26,880	2	-	-	26,882
1-4 family residential	225,196	4,616	2,384	2,494	234,690
Multi-family residential	22,072	-	37	-	22,109
Nonfarm nonresidential	414,530	5,786	5,926	6,064	432,306
Commercial	303,204	3,960	8,052	2,673	317,889
Consumer	66,639	852	85	103	67,679
Total	$1,252,415	$16,424	$17,779	$11,341	$1,297,959

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	-	-	-	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	-	40	-	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2018 and December 31, 2017. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2018
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$42	$20	$29	$91	$196,313	$196,404	$27
Farmland	-	-	-	-	26,882	26,882	-
1-4 family residential	1,251	356	1,175	2,782	231,908	234,690	122
Multi-family residential	-	-	-	-	22,109	22,109	-
Nonfarm nonresidential	251	-	3,514	3,765	428,541	432,306	-
Commercial	507	297	2,290	3,094	314,795	317,889	78
Consumer	119	71	107	297	67,382	67,679	29
Total	$2,170	$744	$7,115	$10,029	$1,287,930	$1,297,959	$256

	December 31, 2017
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$-	$-	$91	$91	$143,444	$143,535	$-
Farmland	-	-	-	-	10,480	10,480	-
1-4 family residential	470	319	939	1,728	155,777	157,505	73
Multi-family residential	-	-	-	-	20,717	20,717	-
Nonfarm nonresidential	2,344	103	3,329	5,776	331,923	337,699	-
Commercial	-	-	3,274	3,274	251,153	254,427	59
Consumer	6	-	367	373	50,548	50,921	-
Total	$2,820	$422	$8,000	$11,242	$964,042	$975,284	$132

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2018 and December 31, 2017. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $186,000 and $257,000 for the nine months ended September 30, 2018 and 2017, respectively.

	September 30, 2018
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$30
Farmland	-	-	-	-
1-4 family residential	372	452	105	289
Multi-family residential	-	-	-	-
Nonfarm nonresidential	463	509	54	339
Other Loans:
Commercial	378	427	214	428
Consumer	-	-	-	-
Total	$1,213	$1,388	$373	$1,086

With no allowance recorded:
Real Estate Loans:
Construction and land	$7	$35	$-	$12
Farmland	-	-	-	-
1-4 family residential	2,523	3,018	-	2,728
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,660	3,728	-	5,764
Other Loans:
Commercial	4,999	6,857	-	5,689
Consumer	103	145	-	312
Total	$11,292	$13,783	$-	$14,505

Total Impaired Loans:
Real Estate Loans:
Construction and land	$7	$35	$-	$42
Farmland	-	-	-	-
1-4 family residential	2,895	3,470	105	3,017
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,123	4,237	54	6,103
Other Loans:
Commercial	5,377	7,284	214	6,117
Consumer	103	145	-	312
Total	$12,505	$15,171	$373	$15,591

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2016	$1,776
Payments received, net of discounts realized	(924)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - December 31, 2017	696
Carrying amount of purchased impaired credits acquired in MBI acquisition	4,814
Payments received, net of discounts realized	(140)
Carrying amount - September 30, 2018	$5,370

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2018 and December 31, 2017, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of September 30, 2018 and December 31, 2017. The Bank had $3.3 million in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2017 and $79,000 that had subsequently defaulted during the nine months ended September 30, 2018.

Modifications as of September 30, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$524	$401
Nonfarm nonresidential	3	2,412	2,370
Other Loans:
Commercial	7	5,924	3,602
Total	11	$8,860	$6,373

Modifications as of December 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$455
Other Loans:
Commercial	4	4,498	2,605
Total	6	$5,201	$3,060

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $274.0 million and standby and commercial letters of credit of approximately $11.3 million at September 30, 2018.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $1.8 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2018 through September 30, 2019	$2,571
October 1, 2019 through September 30, 2020	1,506
October 1, 2020 through September 30, 2021	1,257
October 1, 2021 through September 30, 2022	1,068
October 1, 2022 and Thereafter	5,500
Total Future Minimum Lease Payments	$11,902

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Company’s financial statements.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2018 and December 31, 2017. The Bank had a maturity of $335,000 and paydowns of $293,000 on municipal securities in the Level 3 inputs during the nine months ended September 30, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2018
Available for Sale:
U.S. Government Agency Securities	$11,352	$-	$11,352	$-
Corporate Securities	12,889	-	12,889	-
Mortgage-Backed Securities	130,301	-	130,301	-
Municipal Securities	88,323	-	80,289	8,034
Other Securities	720	-	720	-
Total	$243,585	$-	$235,551	$8,034

December 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,953	$-	$8,953	$-
Corporate Securities	13,041	-	13,041	-
Mortgage-Backed Securities	79,941	-	79,941	-
Municipal Securities	76,479	-	67,817	8,662
Other Securities	734	-	734	-
Total	$179,148	$-	$170,486	$8,662

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2018
Assets:
Impaired Loans	$17,503	$-	$17,503	$-
Repossessed Assets	1,834	-	1,834	-
Total	$19,337	$-	$19,337	$-

December 31, 2017
Assets:
Impaired Loans	$13,576	$-	$13,576	$-
Repossessed Assets	227	-	227	-
Total	$13,803	$-	$13,803	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2018
Financial Assets:
Cash and Short-Term Investments	$51,875	$51,875	$51,875	$-	$-
Securities	243,585	243,585	-	235,551	8,034
Mortgage Loans Held for Sale	280	280	-	280	-
Loans - Net	1,287,686	1,271,359	-	-	1,271,359
Cash Value of BOLI	24,442	24,442	-	24,442	-
Other Equity Securities	10,339	10,339	-	-	10,339
Total	$1,618,207	$1,601,880	$51,875	$260,273	$1,289,732

Financial Liabilities:
Deposits	$1,354,071	$1,344,936	$-	$-	$1,344,936
Borrowings	102,572	106,876	-	106,876	-
Total	$1,456,643	$1,451,812	$-	$106,876	$1,344,936

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2017
Financial Assets:
Cash and Short-Term Investments	$116,411	$116,411	$116,411	$-	$-
Securities	179,148	179,148	-	170,486	8,662
Mortgage Loans Held for Sale	201	201	-	201	-
Loans - Net	966,519	952,113	-	-	952,113
Cash Value of BOLI	23,200	23,200	-	23,200	-
Other Equity Securities	8,627	8,627	-	-	8,627
Total	$1,294,106	$1,279,700	$116,411	$193,887	$969,402

Financial Liabilities:
Deposits	$1,055,533	$1,046,096	$-	$-	$1,046,096
Borrowings	80,501	81,059	-	81,059	-
Total	$1,136,034	$1,127,155	$-	$81,059	$1,046,096

Note 9 – Recently Issued Accounting Pronouncements –

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of this ASU require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, this ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements at September 30, 2018.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, and in “Risk Factors” in the Company’s prospectus supplement filed with the SEC on June 5, 2018 under Registration Statement on Form S-3 (No. 333-224692) and prospectus filed with the SEC on October 23, 2018 under Registration Statement on Form S-4 (No. 333-227085).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2017 to September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of seventeen full-service banking centers in markets across Louisiana and Texas. On January 1, 2018, we completed the acquisition of Minden Bancorp, Inc., or MBI, and its banking subsidiary MBL Bank, to further increase our presence in the Northwest Louisiana region. As of September 30, 2018, we had total assets of $1.7 billion, total loans of $1.3 billion, total deposits of $1.4 billion, and total shareholders’ equity of $213.0 million.

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

Branch Locations

In March 2018, we closed a banking center in each of Zachary and Erwinville, Louisiana, which is expected to have a minimal impact on operations and customers.

In May 2018, we converted our Dallas, Texas loan production office into a full service banking center.

In June 2018, we converted our New Orleans, Louisiana loan production office into a full service banking center.

In September 2018, we closed a banking center in Baton Rouge, Louisiana, which is expected to have a minimal impact on operations and customers.

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

In July 2018, we successfully completed the MBL Bank system conversion without disruption to business operations or customers.

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2018 include:

•	Total assets of $1.7 billion, a $357.0 million, or 27.0%, increase from December 31, 2017.

•	Total loans held for investment of $1.3 billion, a $322.7 million, or 33.1%, increase from December 31, 2017.

•	Total deposits of $1.4 billion, a $298.5 million, or 28.3%, increase from December 31, 2017.

•	Net income of $3.9 million, a $2.2 million, or 131.9%, increase from the quarter ended September 30, 2017.

•	Net interest income of $15.6 million, an increase of $5.1 million, or 48.4%, from the three months ended September 30, 2017.

•

Allowance for loan and lease losses of 0.79% of total loans held for investment, compared to 0.90% as of December 31, 2017, and a ratio of non-performing loans to total loans held for investment of 0.89%, compared to 1.30% as of December 31, 2017.

•	Return on average assets of 0.87% over the first nine months of 2018, compared to 0.65% for the first nine months of 2017.

•	Return on average equity of 7.45% over the first nine months of 2018, compared to 6.51% for the first nine months of 2017.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 11.11%, 12.35%, 12.35% and 13.04%, respectively, compared to 13.53%, 14.49%, 14.49%, and 15.23%, respectively as of December 31, 2017.

•	Book value per share of $18.46, an increase of 5.0% from $17.58 at December 31, 2017.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Performance Summary

For the three months ended September 30, 2018, net income was $3.9 million, or $0.34 per basic share and $0.33 per diluted share, compared to net income of $1.7 million, or $0.24 per basic share and $0.23 per diluted share, for the three months ended September 30, 2017. Return on average assets, on an annualized basis, increased to 0.94% for the three months ended September 30, 2018, from 0.57% for the three months ended September 30, 2017. Return on average equity, on an annualized basis, increased to 7.37% for the three months ended September 30, 2018, as compared to 5.61% for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, net income was $10.6 million, or $0.99 per basic share and $0.95 per diluted share, compared to net income of $5.7 million, or $0.82 per basic share and $0.78 per diluted share, for the nine months ended September 30, 2017. Return on average assets, on an annualized basis, increased to 0.87% for the nine months ended September 30, 2018, from 0.65% for the nine months ended September 30, 2017. Return on average equity, on an annualized basis, increased to 7.45% for the nine months ended September 30, 2018, as compared to 6.51% for the nine months ended September 30, 2017. The increase in net income for both the three and nine months ended September 30, 2018, compared to the same time periods in 2017, can primarily be attributed to the acquisition of MBI, growth of the loan portfolio, and the enactment of the Tax Cuts and Jobs Act which lowered the effective corporate tax rate.

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

For the three months ended September 30, 2018, net interest income totaled $15.6 million, and net interest margin and net interest spread were 4.05% and 3.70%, respectively, compared to $10.5 million, 3.82%, and 3.56%, respectively, for the three months ended September 30, 2017. The average yield on the loan portfolio was 5.65%, compared to 5.08% for the three months ended September 30, 2017, and the average yield on total interest-earning assets was 5.01%, compared to 4.50% for the three months ended September 30, 2017. These metrics were impacted during the three months ended September 30, 2017 by the sale of a participation interest in an impaired credit acquired from American Gateway in 2015. For the three months ended September 30, 2018, overall cost of funds (which includes noninterest-bearing deposits) increased 31 basis points compared to the three months ended September 30, 2017.

For the nine months ended September 30, 2018, net interest income totaled $45.1 million, and net interest margin and net interest spread were 4.00% and 3.72%, respectively, compared to $32.8 million, 4.06%, and 3.84%, respectively, for the nine months ended September 30, 2017. The average yield on the loan portfolio was 5.48%, compared to 5.38% for the nine months ended September 30, 2017, and the average yield on total interest-earning assets was 4.85%, compared to 4.70% for the nine months ended September 30, 2017. These metrics were impacted during the nine months ended September 30, 2017 by the sale of a participation interest in an impaired credit acquired from American Gateway in 2015. For the nine months ended September 30, 2018, overall cost of funds (which includes noninterest-bearing deposits) increased 23 basis points compared to the nine months ended September 30, 2017. Due to the continued impact of new loan growth and competitive deposit pricing, management continues to anticipate, and actively manage, pressure on net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2018 and 2017, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans. Averages presented in the tables below, and throughout this report, are monthly averages.

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,258,060	$17,777	5.65%	$899,739	$11,433	5.08%
Securities available for sale	253,902	1,386	2.18	193,509	953	1.97
Interest-bearing deposits in other banks	31,858	162	2.03	11,125	38	1.37
Total interest-earning assets	1,543,820	19,325	5.01	1,104,373	12,424	4.50
Allowance for loan losses	(9,945)			(9,121)
Noninterest-earning assets	132,242			92,301
Total assets	$1,666,117	$19,325		$1,187,553	$12,424

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,028,412	$3,127	1.22%	$735,371	$1,665	0.91%
Advances from Federal Home Loan Bank (“FHLB”)	85,000	506	2.38	65,710	182	1.11
Other borrowings	17,484	56	1.28	6,609	44	2.66
Total interest-bearing liabilities	1,130,896	3,689	1.31	807,690	1,891	0.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	315,111			253,866
Other liabilities	8,479			6,068
Total noninterest-bearing liabilities	323,590			259,934
Shareholders’ equity	211,631			119,929
Total liabilities and shareholders’ equity	$1,666,117			$1,187,553
Net interest rate spread			3.70%			3.56%
Net interest income		$15,636			$10,533
Net interest margin			4.05%			3.82%

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,216,395	$50,002	5.48%	$867,036	$34,972	5.38%
Securities available for sale	254,035	4,223	2.22	197,759	2,872	1.94
Interest-bearing deposits in other banks	32,899	417	1.69	10,897	85	1.04
Total interest-earning assets	1,503,329	54,642	4.85	1,075,692	37,929	4.70
Allowance for loan losses	(9,516)			(8,545)
Noninterest-earning assets	141,209			98,178
Total assets	$1,635,022	$54,642		$1,165,325	$37,929

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,022,982	$7,980	1.04%	$723,796	$4,514	0.83%
Advances from Federal Home Loan Bank (“FHLB”)	84,777	1,387	2.18	65,268	508	1.04
Other borrowings	18,478	163	1.18	6,705	124	2.47
Total interest-bearing liabilities	1,126,237	9,530	1.13	795,769	5,146	0.86

Noninterest-bearing liabilities:
Noninterest-bearing deposits	309,526			246,516
Other liabilities	8,604			6,101
Total noninterest-bearing liabilities	318,130			252,617
Shareholders’ equity	190,655			116,939
Total liabilities and shareholders’ equity	$1,635,022			$1,165,325
Net interest rate spread			3.72%			3.84%
Net interest income		$45,112			$32,783
Net interest margin			4.00%			4.06%

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

	For the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,063	$1,281	$6,344
Securities available for sale	330	103	433
Interest-earning deposits in other banks	105	19	124
Total increase in interest income	$5,498	$1,403	$6,901

Interest-bearing liabilities:
Interest-bearing deposits	$891	$571	$1,462
Advances from FHLB	115	209	324
Other borrowings	35	(23)	12
Total increase in interest expense	1,041	757	1,798
Increase in net interest income	$4,457	$646	$5,103

	For the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$14,361	$669	$15,030
Securities available for sale	936	415	1,351
Interest-earning deposits in other banks	279	53	332
Total increase in interest income	$15,576	$1,137	$16,713

Interest-bearing liabilities:
Interest-bearing deposits	$2,334	$1,132	$3,466
Advances from FHLB	319	560	879
Other borrowings	104	(65)	39
Total increase in interest expense	2,757	1,627	4,384
Increase in net interest income	$12,819	$(490)	$12,329

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $503,000 for the three months ended September 30, 2018 and $247,000 for the same period in 2017. The higher provision for the three months ended September 30, 2018 compared to the same period in 2017 was generally attributable to higher loan growth and partially offset by increased credit quality. For the nine months ended September 30, 2018 and 2017, the provision for loan losses was $1.5 million and $1.9 million, respectively. The lower provision for the nine months ending September 30, 2018 compared to the same periods in 2017 was due to increasing our general reserves in 2017 related to our exposure in the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,
	2018	2017	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$695	$542	$153
Debit card fee income	219	159	60
Automated Teller Machine (“ATM”) fees	48	47	1
Bank-owned life insurance income	168	163	5
Brokerage commissions	(6)	288	(294)
Mortgage origination income	77	61	16
Correspondent bank income	118	63	55
Rental income	166	139	27
Loss on sale of other assets	(103)	—	(103)
Gain (loss) on sales of other real estate owned	—	(340)	340
Other	165	119	46
Total noninterest income	$1,547	$1,241	$306

	For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,941	$1,579	$362
Debit card fee income	549	491	58
Automated Teller Machine (“ATM”) fees	223	145	78
Bank-owned life insurance income	502	472	30
Brokerage commissions	506	731	(225)
Mortgage origination income	191	161	30
Correspondent bank income	280	228	52
Rental income	495	184	311
Loss on sale of other assets	(56)	—	(56)
Gain (loss) on sales of other real estate owned	23	(336)	359
Pass-through income (loss) from SBIC partnerships	222	190	32
Other	412	300	112
Total noninterest income	$5,288	$4,145	$1,143

Noninterest income for the three months ended September 30, 2018 increased $306,000, or 24.7%, to $1.5 million compared to noninterest income of $1.2 million for the same period in 2017. Noninterest income for the nine months ended September 30, 2018 increased $1.1 million, or 27.6%, to $5.3 million compared to noninterest income of $4.1 million for the same period in 2017. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $695,000 for the three months ended September 30, 2018, an increase of $153,000 over the same period in 2017. For the nine months ended September 30, 2018, service charges on deposit accounts were $1.9 million, an increase of $362,000 over the same period in 2017. The increase for both the three and nine months ended September 30, 2018, over the same periods in 2017, was primarily due to increases in deposit balances and accounts from the acquisition of MBI and organic growth.

ATM fees. We earn fee income as a result of noncustomer activity at our ATMs, and these fees represent a significant and predictable component of our noninterest income. ATM fees were $48,000 and $47,000 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $1,000, or 2.1%. For the nine months ended September 30, 2018 and 2017, ATM fees were $223,000 and $145,000, respectively, representing an increase of $78,000, or 53.8%. The increase was primarily due to the additional accounts from the acquisition of MBI.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage expense was $6,000 and commissions was $288,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, commissions totaled $506,000 and $731,000, respectively. The decrease of $294,000 or 102.1% for the three months ended September 30, 2018 and $225,000 or 30.8% for the nine months ended September 30, 2018, over the prior year periods, was primarily due to restructuring our brokerage activities.

Rental income. We receive rental income from the sublease of our former corporate offices. Rental income totaled $166,000 and $139,000 during the three months ended September 30, 2018 and 2017, respectively, an increase of $27,000 over the prior year’s comparable period. For the nine months ended September 30, 2018 and 2017, rental income totaled $495,000 and $184,000, respectively, an increase of $311,000. The increase during both the three and nine months ended September 30, 2018, was primarily as a result of an additional sublease of our former corporate offices.

Loss on sales of other assets. During the first nine months of 2018, we closed three branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $56,000 in net losses to mark the buildings to fair value.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $46,000, or 38.7%, for the three months ended September 30, 2018, compared to the same period in 2017. For the nine months ended September 30, 2018, compared to the same period in 2017, other income increased $112,000, or 37.3%. The increases in both the three and nine months ended September 30, 2018, compared to the same periods in 2017, is primarily due to increases in the use of these services by legacy MBI customers.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2018	2017	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$7,190	$5,559	$1,631
Non-staff expenses:
Occupancy of bank premises	914	617	297
Depreciation and amortization	417	351	66
Data processing	395	385	10
FDIC assessment fees	221	202	19
Legal and other professional fees	328	358	(30)
Advertising and promotions	290	271	19
Utilities and communications	294	242	52
Ad valorem shares tax	321	165	156
Directors’ fees	93	76	17
Other real estate owned expenses and write-downs	—	4	(4)
Merger and conversion related expenses	138	—	138
Other	1,269	984	285
Total noninterest expense	$11,870	$9,214	$2,656

	For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$20,418	$15,940	$4,478
Non-staff expenses:
Occupancy of bank premises	2,632	1,864	768
Depreciation and amortization	1,246	1,119	127
Data processing	1,160	1,145	15
FDIC assessment fees	945	568	377
Legal and other professional fees	1,239	942	297
Advertising and promotions	817	934	(117)
Utilities and communications	835	733	102
Ad valorem shares tax	965	495	470
Directors’ fees	344	317	27
Other real estate owned expenses and write-downs	9	43	(34)
Merger and conversion related expenses	1,065	—	1,065
Other	4,164	2,994	1,170
Total noninterest expense	$35,839	$27,094	$8,745

Noninterest expense for the three months ended September 30, 2018 increased $2.7 million, or 28.8%, to $11.9 million, compared to noninterest expense of $9.2 million for the same period in 2017. For the nine months ended September 30, 2018, noninterest expense increased $8.7 million, or 32.3%, to $35.8 million, compared to noninterest expense of $27.1 million for the same period in 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $7.2 million for the three months ended September 30, 2018, an increase of $1.6 million, or 29.3%, compared to the same period in 2017. For the nine months ended September 30, 2018, salaries and benefits were $20.4 million, an increase of $4.5 million, or 28.1%, compared to the same period in 2017. The increases were primarily due to additional hires for new positions, our merit increase cycle, higher commissions paid as a result of the increase in our brokerage services activity and the acquisition of MBI (including severance and retention payments related to the acquisition) and its legacy operations. As of September 30, 2018, we had 253 full-time equivalent employees, compared to 226 as of September 30, 2017.

Occupancy of bank premises. Expenses associated with occupancy of premises were $914,000 and $617,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, occupancy and bank premises expenses were $2.6 million and $1.9 million, respectively. The increase for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, is primarily due to increased rent expense on our corporate office location and the acquisition of MBI’s two legacy branch locations.

FDIC assessment fees. FDIC assessment fees were $221,000 and $202,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, FDIC assessment fees were $945,000 and $568,000, respectively. The increase for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, is primarily due to increased deposits from the acquisition of MBI and organic growth.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $328,000 and $358,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, legal and other professional fees were $1.2 million and $942,000, respectively. Legal and other professional fees decreased $30,000, or 8.4%, during the three months ended September 30, 2018 due to legal fees in 2017 related to the acquisition of MBI. During the nine months ended September 30, 2018, legal and professional fees increased $297,000, or 31.5% compared to the same period in 2017, primarily due to the fees incurred in listing our common stock on NASDAQ, the acquisition of MBI and accompanying private placement of common stock, negotiation of the definitive agreement with Richland State Bancorp, Inc. and various other matters.

Advertising and promotions. Advertising and promotions expense was $290,000 and $271,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, advertising and promotions expense was $817,000 and $934,000, respectively. The decrease for the nine months ended September 30, 2018 was primarily due to lower advertising costs, compared to the same period in 2017.

Ad valorem shares tax. Ad valorem shares tax expense was $321,000 and $165,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, ad valorem shares tax expense was $965,000 and $495,000, respectively. The increase for both the three and nine months ended September 30, 2018, compared to the same period in 2017 was primarily due to our increased monthly accrual to compensate for anticipated higher taxes due to the acquisition of MBI and its legacy operations.

Merger and conversion related expenses. Merger and conversion related expenses for both the three and nine months ended September 30, 2018 were related to the acquisition of MBI and RSBI.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $285,000 for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, other noninterest expense increased $1.2 million compared to the same period in 2017. The increase in other expenses for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to the acquisition of MBI’s legacy operations. The increase in other expenses for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to a $190,000 atypical franchise tax charge, NASDAQ listing fees of $166,000, and the acquisition of MBI’s legacy operations.

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

For the three months ended September 30, 2018, income tax expense totaled $910,000, an increase of $279,000, or 44.2%, compared to the same period in 2017. For the nine months ended September 30, 2018, income tax expense totaled $2.5 million, an increase of $247,000, or 11.1%, compared to the same period in 2017. Our effective tax rates for the three months ended September 30, 2018 and 2017 were 18.9% and 27.3%, respectively. For the nine months ended September 30, 2018 and 2017, our effective tax rates were 18.8% and 28.0%, respectively. The decrease in our effective tax rate for both the three and nine months ended September 30, 2018 is primarily due to a lower corporate tax rate from the enactment of the Tax Cuts and Jobs Act. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $356.9 million, or 27.0%, from December 31, 2017 to September 30, 2018, primarily due to the acquisition of MBI and organic growth.

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

As of September 30, 2018, total loans held for investment were $1.3 billion, an increase of $322.7 million, or 33.1%, compared to December 31, 2017. The increase was primarily due to our continued loan penetration in our primary market areas and the acquisition of MBI. Additionally, $280,000 and $201,000 in mortgage loans were classified as loans held for sale as of September 30, 2018 and December 31, 2017, respectively.

Total loans held for investment as a percentage of total deposits were 95.9% and 92.4% as of September 30, 2018 and December 31, 2017, respectively. Total loans held for investment as a percentage of total assets were 77.3% and 73.8% as of September 30, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$317,889	24.5%	$254,427	26.1%
Real estate:
Construction and land	196,404	15.1	143,535	14.7
Farmland	26,882	2.1	10,480	1.1
1-4 family residential	234,690	18.1	157,505	16.2
Multi-family residential	22,109	1.7	20,717	2.1
Nonfarm nonresidential	432,306	33.3	337,699	34.6
Consumer	67,679	5.2	50,921	5.2
Total loans held for investment	$1,297,959	100.0%	$975,284	100.0%

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

Commercial loans increased $63.5 million, or 24.9%, to $317.9 million as of September 30, 2018 from $254.4 million as of December 31, 2017, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities and from loans acquired from MBI.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $52.9 million, or 36.8%, to $196.4 million as of September 30, 2018 from $143.5 million as of December 31, 2017, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years and from loans acquired from MBI.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $77.2 million, or 49.0%, to $234.7 million as of September 30, 2018 from $157.5 million as of December 31, 2017, primarily due to loans acquired from MBI.

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

Nonfarm nonresidential loans increased $94.6 million, or 28.0%, to $432.3 million as of September 30, 2018 from $337.7 million as of December 31, 2017, due to loans acquired from MBI and organic growth.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$114,341	$148,926	$54,622	$317,889
Real estate:
Construction and land	103,969	62,953	29,482	196,404
Farmland	9,441	15,754	1,687	26,882
1-4 family residential	34,842	113,153	86,695	234,690
Multi-family residential	1,654	10,032	10,423	22,109
Nonfarm nonresidential	49,931	235,578	146,797	432,306
Consumer	34,467	24,422	8,790	67,679
Total loans held for investment	$348,645	$610,818	$338,496	$1,297,959
Amounts with fixed rates	$129,515	$402,983	$234,786	$767,284
Amounts with floating rates	219,130	207,835	103,710	530,675

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$89,665	$130,517	$34,245	$254,427
Real estate:
Construction and land	59,003	59,109	25,423	143,535
Farmland	1,265	6,919	2,296	10,480
1-4 family residential	21,564	56,763	79,178	157,505
Multi-family residential	1,643	7,323	11,751	20,717
Nonfarm nonresidential	36,638	155,602	145,459	337,699
Consumer	10,362	29,191	11,368	50,921
Total loans held for investment	$220,140	$445,424	$309,720	$975,284
Amounts with fixed rates	$87,703	$299,688	$216,251	$603,642
Amounts with floating rates	132,437	145,736	93,469	371,642

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $13.4 million and $12.9 million in nonperforming assets as of September 30, 2018 and December 31, 2017, respectively. We had $11.6 million in nonperforming loans as of September 30, 2018 compared to $12.7 million as of December 31, 2017. The increase in nonperforming assets from December 31, 2017 to September 30, 2018 is primarily due to the acquisition of MBI and the closure of three of our branch locations, which resulted in those buildings being classified as other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$11,341	$12,535
Accruing loans 90 or more days past due	256	132
Total nonperforming loans	11,597	12,667
Repossessed assets	11	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,824	227
Residential real estate	—	—
Total other real estate owned	1,824	227
Total nonperforming assets	$13,432	$12,894
Restructured loans-nonaccrual	$2,987	$2,008
Restructured loans-accruing	3,386	1,052
Ratio of nonperforming loans to total loans held for investment	0.89%	1.30%
Ratio of nonperforming assets to total assets	0.80	0.98

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$7	$92
1-4 family residential	2,494	2,429
Multi-family residential	—	—
Nonfarm nonresidential	6,064	5,935
Commercial	2,673	3,638
Consumer	103	441
Total	$11,341	$12,535

Potential Problem Loans

From a credit risk standpoint, we classify loans in our portfolio in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$193,894	$1,208	$1,295	$7	$196,404
Farmland	26,880	2	—	—	26,882
1-4 family residential	225,196	4,616	2,384	2,494	234,690
Multi-family residential	22,072	—	37	—	22,109
Nonfarm nonresidential	414,530	5,786	5,926	6,064	432,306
Commercial	303,204	3,960	8,052	2,673	317,889
Consumer	66,639	852	85	103	67,679
Total	$1,252,415	$16,424	$17,779	$11,341	$1,297,959

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	—	—	—	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	—	40	—	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

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

As of September 30, 2018, the allowance for loan losses totaled $10.3 million, or 0.79%, of total loans held for investment. As of December 31, 2017, the allowance for loan losses totaled $8.8 million, or 0.90%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2018 (Unaudited)	As of and For the Year Ended December 31, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,216,395	$890,683
Gross loans held for investment outstanding at end of period(1)	$1,297,959	$975,284
Allowance for loan losses at beginning of period	$8,765	$8,162
Provision for loan losses	1,451	4,237
Charge-offs:
Real estate:
Construction, land and farmland	90	2
Residential	290	184
Nonfarm non-residential	—	617
Commercial	—	2,945
Consumer	73	36
Total charge-offs	453	3,784
Recoveries:
Real estate:
Construction, land and farmland	398	1
Residential	11	48
Nonfarm non-residential	13	23
Commercial	25	40
Consumer	63	38
Total recoveries	510	150
Net charge-offs (recoveries)	(57)	3,634
Allowance for loan losses at end of period	$10,273	$8,765
Ratio of allowance to end of period loans held for investment	0.79%	0.90%
Ratio of net charge-offs to average loans	—	0.41

(1)	Excluding loans held for sale.

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

	As of September 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,634	15.9%	$1,421	16.2%
Farmland	102	1.0	76	0.9
1-4 family residential	1,533	14.9	1,284	14.7
Multi-family residential	145	1.4	144	1.6
Nonfarm nonresidential	2,572	25.0	2,323	26.5
Total real estate	5,986	58.2	5,248	59.9
Commercial	3,840	37.4	3,147	35.9
Consumer	447	4.4	370	4.2
Total allowance for loan losses	$10,273	100.0%	$8,765	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2018, the carrying amount of investment securities totaled $243.6 million, an increase of $64.4 million, or 36.0%, compared to $179.1 million as of December 31, 2017. Our securities portfolio represented 14.5% and 13.6% of total assets as of September 30, 2018 and December 31, 2017, respectively.

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

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$11,675	$—	$323	$11,352
Corporate bonds	13,057	62	230	12,889
Mortgage-backed securities	135,218	2	4,919	130,301
Municipal securities	89,651	78	1,406	88,323
Other securities	791	—	71	720
Total	$250,392	$142	$6,949	$243,585

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,008	$13	$68	$8,953
Corporate bonds	13,074	59	92	13,041
Mortgage-backed securities	81,763	2	1,824	79,941
Municipal securities	76,553	353	427	76,479
Other securities	831	—	97	734
Total	$181,229	$427	$2,508	$179,148

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2018, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$996	1.11%	$1,020	2.26%	$9,336	2.84%	$—	—%	$11,352	2.64%
Corporate bonds	—	—%	8,611	3.54%	4,278	5.22%	—	—%	12,889	4.09%
Mortgage-backed securities	771	1.69%	8,378	1.82%	69,166	1.87%	51,986	2.42%	130,301	2.09%
Municipal securities	10,288	1.73%	31,072	1.98%	31,360	2.17%	15,603	2.78%	88,323	2.16%
Other securities	—	—%	—	—%	—	—%	720	3.84%	720	3.84%
Total	$12,055	1.68%	$49,081	2.23%	$114,140	2.16%	$68,309	2.52%	$243,585	2.25%

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$1,004	0.96%	$1,000	1.11%	$6,949	2.46%	$—	—%	$8,953	2.14%
Corporate bonds	—	—%	6,580	2.73%	6,461	4.28%	—	—%	13,041	3.50%
Mortgage-backed securities	12	0.20%	6,033	1.67%	39,619	1.50%	34,277	1.93%	79,941	1.70%
Municipal securities	7,651	1.52%	34,373	1.92%	17,434	2.27%	17,021	2.74%	76,479	2.14%
Other securities	—	—%	—	—%	—	—%	734	3.03%	734	3.03%
Total	$8,667	1.46%	$47,986	1.98%	$70,463	2.04%	$52,032	2.21%	$179,148	2.05%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.65 years with an estimated effective duration of 43.29 months as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2018 were $1.4 billion, an increase of $298.5 million, or 28.3%, compared to $1.1 billion as of December 31, 2017, primarily due to deposits acquired from MBI and organic growth.

Noninterest-bearing deposits as of September 30, 2018 were $311.2 million, compared to $264.6 million as of December 31, 2017, an increase of $46.5 million, or 17.6%.

Average deposits for the nine months ended September 30, 2018 were $1.3 billion, an increase of $344,000, or 34.9%, over the average deposits for the year ended December 31, 2017 of $988.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.86% for the year ended December 31, 2017 to 1.04% for the nine months ended September 30, 2018. The increase in average rates during the nine months ended September 30, 2018 over the average for the year ended December 31, 2017 was primarily due to a strategic increase in deposit pricing in the latter part of 2017 in order to attract deposits and improve liquidity. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.80% for the nine months ended September 30, 2018 and 0.64% for the year ended December 31, 2017.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2018 (Unaudited)		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$37,814	0.84%	$35,258	0.65%
Negotiable order of withdrawal (“NOW”) accounts	179,608	0.49%	116,296	0.25%
Limited access money market accounts and savings	346,575	0.67%	236,766	0.51%
Certificates and other time deposits > $250k	150,290	1.53%	75,801	1.55%
Certificates and other time deposits < $250k	308,695	1.56%	269,143	1.27%
Total interest-bearing deposits	1,022,982	1.04%	733,264	0.86%
Noninterest-bearing demand accounts	309,526	—	254,765	—
Total deposits	$1,332,508	0.80%	$988,029	0.64%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2018 and the year ended December 31, 2017 was 23.2% and 25.8%, respectively.

The following table sets forth the amount of certificates of deposit that are greater than $250,000 by time remaining until maturity:

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in thousands)
1 year or less	$81,123	$52,402
More than 1 year but less than 3 years	46,087	21,198
3 years or more but less than 5 years	10,335	16,930
5 years or more	—	—
Total	$137,545	$90,530

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The Federal Home Loan Bank, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2018 and December 31, 2017, total borrowing capacity of $513.1 million and $399.5 million, respectively, was available under this arrangement, and $85.0 million and $75.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.42% as of September 30, 2018 and 1.96% as of December 31, 2017. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
September 30, 2018
Amount outstanding at quarter-end	$85,000
Weighted average stated interest rate at quarter-end	2.42%
Maximum month-end balance during the quarter	$85,000
Average balance outstanding during the quarter	$85,000
Weighted average interest rate during the quarter	2.36%

December 31, 2017
Amount outstanding at year-end	$75,000
Weighted average stated interest rate at year-end	1.96%
Maximum month-end balance during the year	$75,000
Average balance outstanding during the year	$65,513
Weighted average interest rate during the year	1.13%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016, we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance is due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.4 million and $2.7 million at September 30, 2018 and December 31, 2017, respectively. This advance carries a variable interest equal to the Wall Street Journal Prime rate. The rate was 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively, adjusts based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
September 30, 2018
Amount outstanding at quarter-end	$2,400
Weighted average stated interest rate at quarter-end	5.25%
Maximum month-end balance during the quarter	$2,700
Average balance outstanding during the quarter	$2,638
Weighted average interest rate during the quarter	5.01%

December 31, 2017
Amount outstanding at year-end	$2,700
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,924
Weighted average interest rate during the year	4.09%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance on this line of credit was $862,000 at both September 30, 2018 and December 31, 2017. The line of credit bears a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively, and adjusts based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms. This FNBB line was extended on September 28, 2018 for three months on the same terms, and will mature on November 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
September 30, 2018
Amount outstanding at quarter-end	$862
Weighted average stated interest rate at quarter-end	5.25%
Maximum month-end balance during the quarter	$862
Average balance outstanding during the quarter	$862
Weighted average interest rate during the quarter	5.01%

December 31, 2017
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$862
Weighted average interest rate during the year	4.09%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions with the limits set forth below as of September 30, 2018:

(Dollars in Thousands)
FNBB	$35,000
The Independent Bankers Bank	$25,000
Compass Bank	$22,500
First Tennessee National Bank	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Federal Funds Purchased
(Dollars in Thousands)
September 30, 2018
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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2018 and the year ended December 31, 2017, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2018 and December 31, 2017, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $118.5 million and $113.5 million, respectively. There were no funds under these lines of credit outstanding as of September 30, 2018 or December 31, 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $1.6 billion and $1.2 billion for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	18.9%	21.2%
Interest-bearing	62.6%	61.1%
Advances from FHLB	5.2%	5.5%
Other borrowings	1.1%	0.5%
Other liabilities	0.5%	0.7%
Shareholders’ equity	11.7%	11.0%
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	73.8%	73.5%
Securities available for sale	15.5%	16.3%
Interest-bearing deposits in other banks	2.0%	1.7%
Other noninterest-earning assets	8.7%	8.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.2%	25.8%
Average loans to average deposits	91.3%	90.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 40.3% for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the acquisition of MBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.65 years and an effective duration of 43.29 months as of September 30, 2018. As of December 31, 2017, our securities portfolio had a weighted average life of 4.78 years and an effective duration of 41.19 months.

As of September 30, 2018, we had outstanding $274.0 million in commitments to extend credit and $11.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $256.9 million in commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2018 and December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2018, we had cash and cash equivalents of $45.9 million compared to $107.6 million as of December 31, 2017. The decrease in cash and cash equivalents was primarily due to the payment of $56.2 million in cash to MBI’s shareholders in connection with the acquisition.

Capital Resources

Total shareholders’ equity increased to $213.0 million as of September 30, 2018, compared to $179.9 million as of December 31, 2017, an increase of $33.0 million, or 18.4%. This increase was primarily due to a capital offering resulting in $27.2 million in net proceeds and $10.6 million in net income, offset with $3.7 million in the change in unrealized losses on our investment portfolio and $2.4 million in paid dividends.

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

On October 18, 2018, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2018 in the amount of $0.08 per share to the common shareholders of record as of November 15, 2018. The dividend is to be paid on November 30, 2018, or as soon as practicable thereafter.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2018 and December 31, 2017, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of September 30, 2018 (Unaudited)		As of December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$191,851	13.04%	$181,565	15.23%
Tier 1 capital (to risk weighted assets)	181,578	12.35%	172,800	14.49%
Common Equity Tier 1 capital (to risk weighted assets)	181,578	12.35%	172,800	14.49%
Tier 1 Leverage capital (to average assets)	181,578	11.11%	172,800	13.53%

Business First Bank
Total capital (to risk weighted assets)	$178,391	12.14%	$120,806	10.24%
Tier 1 capital (to risk weighted assets)	168,118	11.44%	112,041	9.50%
Common Equity Tier 1 capital (to risk weighted assets)	168,118	11.44%	112,041	9.50%
Tier 1 Leverage capital (to average assets)	168,118	10.29%	112,041	8.78%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2018 and December 31, 2017 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB short term advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $85.0 million and $75.0 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the FHLB short term advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.42% and 1.96%, respectively, and maturities ranging from 2018 through 2022. The advance under the FNBB long-term borrowing totaled $2.4 million and $2.7 million at September 30, 2018 and December 31, 2017, respectively. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively, and maturing in 2026. We also had a line of credit with FNBB with an outstanding balance of $862,000 at both September 30, 2018 and December 31, 2017. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a variable rate of 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018. On September 28, 2018 this line was extended for three months on the same terms, and will mature on November 29, 2018.

	As of September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,571	$2,763	$1,945	$4,623	$11,902
Time deposits	324,848	124,863	28,448	—	478,159
Advances from FHLB	55,000	—	30,000	—	85,000
Advances from FNBB	1,162	600	600	900	3,262
Securities sold under agreements to repurchase	14,310	—	—	—	14,310
Standby and commercial letters of credit	8,589	2,453	209	—	11,251
Commitments to extend credit	151,946	89,871	9,005	23,150	273,972
Total	$558,426	$220,550	$70,207	$28,673	$877,856

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,354	$3,403	$2,150	$5,282	$13,189
Time deposits	252,493	67,298	34,468	150	354,409
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	1,939	—	—	—	1,939
Standby and commercial letters of credit	5,107	4,385	—	—	9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$440,324	$163,993	$73,362	$36,781	$714,460

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

	As of September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$8,589	$2,453	$209	$—	$11,251
Commitments to extend credit	151,946	89,871	9,005	23,150	273,972

Total	$160,535	$92,324	$9,214	$23,150	$285,223

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,107	$4,385	$—	$—	$9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869

Total	$137,376	$92,692	$6,144	$30,149	$266,361

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2018			As of December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity		Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	4.50%	(2.33%	)	3.00%	(3.54%	)
+200	2.30%	(1.68%	)	1.50%	(2.53%	)
+100	0.50%	(0.54%	)	0.30%	(0.11%	)
Base	0.00%	0.00%		0.00%	0.00%
-100	(4.20% )	(0.07%	)	(2.20% )	(1.28%	)

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, impaired loan sales, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and intangible asset from book value and shareholders’ equity.

Management believes presentations of these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core business. These non-GAAP disclosures are not necessarily comparable to non-GAAP measures that may be presented by other companies. You should understand how such other banking organizations calculate their financial metrics or with names similar to the non-GAAP financial measures we have discussed in this statement when comparing such non-GAAP financial measures.

Core Net Income. Notable noncore events impacting earnings during the three and nine months ended September 30, 2017 includes the sale of a participation interest in an impaired credit acquired from American Gateway in 2015, which resulted in an increase in interest income of $317,000 and $2.8 million for the three and nine months ended September 30, 2017, respectively. We incurred $509,000 and $1.4 million in noninterest expenses related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.) in the three and nine months ended September 30, 2018, respectively. We incurred $139,000 in losses associated with the closure of a banking center during the three and nine months ended September 30, 2018. We also incurred $118,000 in noninterest expenses associated with share awards granted to all nonexecutives for our NASDAQ listing commencement on April 9, 2018 for the nine months ended September 30, 2018. Core net income, which excludes noncore income and expenses, for the three months ended September 30, 2018 was $4.4 million, or $0.37 per diluted share, compared to core net income of $1.5 million, or $0.20 per diluted share, for the three months ended September 30, 2017. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.06% and 8.37% for the three months ended September 30, 2018, compared to 0.50% and 4.91% for the three months ended September 30, 2017. Core net income for the nine months ended September 30, 2018 was $12.1 million, or $1.07 per diluted share, compared to core net income of $3.9 million, or $0.53 per diluted share, for the nine months ended September 30, 2017. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 0.98% and 8.44% for the nine months ended September 30, 2018, compared to 0.45% and 4.44% for the nine months ended September 30, 2017.

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Core Net Income
Net income	$3,900	$1,682	$10,646	$5,710
Adjustments (net of tax): (1)
Sale of participation interest in impaired credit	—	(209)	—	(1,815)
Employee share awards – NASDAQ listing	—	—	93	—
Gain/Loss on former bank premises and equipment	110	—	110	—
Acquisition-related expenses	419	—	1,223	—
Core net income	$4,429	$1,473	$12,072	$3,895

Average common shares outstanding	11,533,374	6,932,570	10,795,989	6,926,684
Average diluted shares outstanding	11,993,734	7,315,352	11,256,349	7,309,466
Core earnings per share - basic	$0.38	$0.21	$1.12	$0.56
Core earnings per share - diluted	0.37	0.20	1.07	0.53
Total quarterly / year-to-date average assets	1,666,117	1,187,553	1,635,022	1,165,325
Total quarterly / year-to-date average equity	211,631	119,929	190,655	116,939
Core return on average assets	1.06%	0.50%	0.98%	0.45%
Core return on average equity	8.37	4.91	8.44	4.44

(1)	Tax rates, exclusive of certain merger-related expenses, utilized were 21% and 35%, respectively, for 2018 and 2017. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, (Unaudited)		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$212,961	$120,059	$179,935
Adjustments:
Goodwill	(32,427)	(6,824)	(6,824)
Core deposit and other intangibles	(4,103)	(2,072)	(2,003)
Total tangible common equity	$176,431	$111,163	$171,108
Common shares outstanding(1)	11,533,721	6,932,570	10,232,495
Book value per common share	$18.46	$17.32	$17.58
Tangible book value per common share	15.30	16.03	16.72

(1)

Excludes the dilutive effect, if any, of 867,705, 1,011,105, and 918,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of September 30, 2018, September 30, 2017, and December 31, 2017, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, (Unaudited)		As of December 31,
	2018	2017	2017
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$212,961	$120,059	$179,935
Adjustments:
Goodwill	(32,427)	(6,824)	(6,824)
Core deposit and other intangibles	(4,103)	(2,072)	(2,003)
Total tangible common equity	$176,431	$111,163	$171,108

Tangible Assets
Total assets	$1,678,195	$1,213,831	$1,321,256
Adjustments:
Goodwill	(32,427)	(6,824)	(6,824)
Core deposit and other intangibles	(4,103)	(2,072)	(2,003)
Total tangible assets	$1,641,665	$1,204,935	$1,312,429
Common Equity to Total Assets	12.7%	9.9%	13.6%
Tangible Common Equity to Tangible Assets	10.7	9.2	13.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2017 filed with the SEC, and in “Risk Factors” in the Company’s prospectus supplement filed with the SEC on June 5, 2018 under Registration Statement on Form S-3 (No. 333-224692) and prospectus filed with the SEC on October 23, 2018 under Registration Statement on Form S-4 (No. 333-227085).

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

BUSINESS FIRST BANCSHARES, INC.

November 9, 2018	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 9, 2018	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer