Form 10-K
period 2018-12-31
Business First Bancshares, Inc.
filed 2019-03-22
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-200112

BUSINESS FIRST BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Louisiana	20-5340628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Laurel Street, Suite 101 Baton Rouge, Louisiana	70801
(Address of principal executive offices)	(Zip code)

(225) 248-7600 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class of Securities	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NASDAQ Global Select Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2018, the last day of the Registrant's most recently completed second fiscal quarter, was approximately $287.2 million.

As of March 13, 2019, there were 13,320,958 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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

Part I

ITEM 1. Business.

General

Business First Bancshares, Inc. is a bank holding company headquartered in Baton Rouge, Louisiana, and the parent company of Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana, including in the state’s seven largest metropolitan markets, and in the Dallas/Fort Worth metroplex from a network of 25 banking centers.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the ten largest Louisiana-based financial institutions. As of December 31, 2018, on a consolidated basis, we had total assets of $2.1 billion, total loans of $1.5 billion, total deposits of $1.7 billion and shareholders’ equity of $260.0 million.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “BFST,” with our common stock first trading on the market on April 11, 2018.

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

We believe there is an area stretching from Dallas, Texas to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:

●

Expanding Presence in Existing Markets. While we maintain a strong position in almost all of our markets as one of the top two or three community banks by deposit market share, we are continually working to strengthen our presence in our existing markets. As community bankers, we know that relationships are at the heart of our business, and we are always looking to identify and recruit talented bankers within, as well as outside of, our existing markets. Additionally, we constantly stress deposit growth to our bankers as our ability to grow our loan portfolio within our markets is limited by our ability to fund those loans. Although many of our markets are currently serviced by only one of our banking centers, we may consider adding more banking centers or complementary offices in strategic locations in our markets.

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

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our only acquisitions to date being the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015, the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018, and the acquisition of Richland State Bancorp, Inc. in Northeast Louisiana on November 30, 2018, each of which are described in further detail below. While we anticipate the organic expansion approach will remain our strategic focus going forward and are not currently a party to any formal or informal acquisition arrangements, we will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

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

Minden Bancorp, Inc. On October 5, 2017, we entered into a definitive agreement to acquire Minden Bancorp, Inc., or MBI, and its wholly-owned banking subsidiary, MBL Bank. The acquisition was consummated on January 1, 2018. As a result of the transaction, we acquired MBL Bank’s two full-service banking locations in the Shreveport-Bossier City metropolitan area, total assets of $317.4 million, net loans of $192.7 million, and total deposits of $264.0 million. The acquisition expanded our presence in our Northwest Louisiana market and added what we believe to be a strong portfolio of core deposits to our business.

Richland State Bancorp, Inc. On November 30, 2018, we completed our acquisition of Richland State Bancorp, Inc., or RSBI, and its wholly-owned banking subsidiary, Richland State Bank. As a result of the transaction, we acquired Richland State Bank’s seven branch locations in Northeast Louisiana, total assets of $316.5 million, net loans of $191.0 million, and total deposits of $290.0 million. The RSBI acquisition furthers our expansion eastward along the I-20 corridor from our historical presence in the Shreveport-Bossier City metropolitan area that began with the acquisition of MBI.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our peers and position us for future growth:

●

Sophisticated Business Lending Capabilities. Unlike traditional community banks, we specifically target business customers with complex needs that require a degree of business lending expertise that is typically found only at larger institutions. We primarily target small-to-midsized businesses with credit needs between $1 million and $10 million, whose banking needs are typically too complex for traditional community banks but are not large enough to attract personalized attention and service from larger institutions. In addition to offering the real estate lending typically available from a community bank, we began focusing heavily on our commercial and industrial products after the economic downturn in 2008 and have developed extensive C&I expertise across our markets. C&I lending requires experienced bankers with a deep understanding of our customers’ businesses and their banking needs, which we believe is well suited for our “high touch” approach to banking. We believe that we have developed an expertise in this small-to-midsized business banking niche that is historically underserved, positioning us for meaningful growth going forward. We have also built treasury and cash management programs that cater to our target customers.

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

●

Strong Platform for Growth. As a necessary complement to our style of sophisticated community banking, we have made significant investments to build a strong operational platform to empower our individual markets to thrive, to create operational efficiencies across our diverse markets, and to position us for future growth without commensurate growth in operational expenses. We have invested heavily in risk management personnel and modeling capabilities in recent years – we believe our underwriting capabilities are second to none in our markets, and our strong participation network and asset quality metrics are evidence of those capabilities. We have also invested heavily in technology since hiring Keith Mansfield in 2015, which we believe will allow us to maintain staffing that is skewed towards the production side of our business and to accommodate future growth without commensurate increases in operating expenses. We believe our investments in technology will also allow us to maintain our “high tech/high touch” approach without the need for an extensive network of brick and mortar locations.

Our Markets

Our banking operations are currently organized into ten markets in Louisiana, which include the seven largest metropolitan areas in the state, and the Dallas, Texas market, which we service through 25 banking centers. While we do not have any further specific expansion plans at this time, we will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

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

Commercial and Industrial Loans. We make general C&I loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our C&I loans generally have variable interest rates and terms that typically range from one-to-five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate C&I loan maturities are generally short-term, with one-to-five year maturities, or include periodic interest rate resets. Our underwriting policy does allow for exceptions in which the term and amortization of a C&I loan may be longer than five years, however, the term and amortization must be consistent with the useful life and depreciation rates of the underlying collateral and an underwriting exception will be noted. In general, C&I loans may involve increased credit risk and, therefore, typically yield a higher return than commercial real estate loans. The increased risk in C&I loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing C&I loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipated, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, C&I loans require extensive underwriting and servicing.

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

Credit Concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. Our loan approval policies establish concentrations limits with respect to industry and loan product type to enhance portfolio diversification. In general, loan product concentration levels, our commercial real estate concentrations, and industry concentration levels are monitored monthly and reviewed by the Bank’s Board of Directors.

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 15% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are not fully secured, with an additional 10% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. The capital calculation will be as of the prior month end. As of December 31, 2018, the Bank had a legal lending limit of approximately $111.5 million for loans secured without readily marketable collateral, and its “in-house” lending limit was $33.5 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer, senior management and the board of directors lending authority for both consumer and commercial credits. We have consumer, matrix and committee approval structures. All commercial loans (except cash secured) require a minimum of two approvers. Consumer loans are approved on a transactional basis by consumer lending personnel using credit underwriting software which recommends approval or declines approval based on policy guidelines. Consumer loans with exceptions must be approved by senior management or a loan committee with override authority. These parameters are reviewed by management and the board of directors, periodically, to ensure proper underwriting and scalability.

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

We maintain a list of loans, or the Watch List that receive additional attention if we believe there may be a potential credit risk.  The Watch List is presented to the Board of Directors monthly.  Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel, and loan grades are updated as deemed appropriate.  Additionally, we periodically have an independent, third-party review performed on our loan portfolio.  This review includes analysis of the borrower’s and guarantor’s financial condition, the Bank’s collateral position, and other credit risk factors.  Results of the review as well as management responses are presented to the Bank’s Risk Committee.  Finally, we perform stress testing on key segments of our portfolio in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods.  The reporting and reviews provide management with additional information for assessing our asset quality.

Deposits

Our deposits serve as the primary funding source for lending, investing and other general banking purposes. We offer business accounts and cash management services, including business checking and savings accounts and treasury management services. We also provide a full range of deposit products and services, including a variety of checking and savings accounts, certificates of deposit, money market accounts, debit cards, remote deposit capture, online banking, mobile banking, e-Statements, bank-by-mail and direct deposit services. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing and have recently implemented an incentive bonus program with our bankers to encourage deposit growth. We also seek to cross-sell deposit products at loan origination.

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

Wealth Solutions Services

We offer wealth management and other fiduciary and private banking services targeted to high net worth individuals, including professionals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management by a team of seasoned advisors providing access to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Our private banking products and services are offered at all of our banking centers.

Other Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit and credit card products, treasury and cash management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services remote deposit capture services, international trade finance, international trade services, foreign exchange services, and other treasury services.

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

Employees

As of December 31, 2018, we had 333 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining unit. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we believe our relations with our employees are good.

Available Information

The Company files reports and other information with the SEC under the Exchange Act. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Business First Bancshares, Inc.
500 Laurel Street, Suite 101
Baton Rouge, Louisiana 70801
Attention: Heather Roemer, Corporate Secretary
Telephone: (225) 248-7600
www.b1bank.com

Documents filed by the Company with the SEC are also available on the Company’s website, www.b1bank.com, under “Shareholder Information.” Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.

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

Business First Bancshares, Inc.

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, or the BHCA, and to supervision, examination and enforcement by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.

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

●

require bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed;”

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

The requirements of the Dodd-Frank Act are still in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Further, the Trump administration has indicated that it desires to overhaul certain provisions of Dodd-Frank, and the proposed Economic Growth, Regulatory Relief, and Consumer Protection Act being considered by Congress would change many provisions of Dodd-Frank as well. Changes resulting from further implementation of, changes to, or repeal of the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The capital conservation buffer began phasing in in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. Although these new capital ratios did not become fully phased in until 2019, the banking regulators generally expected bank holding companies and banks to meet these requirements well ahead of that date. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2018, the Company’s capital met or exceeded these capital requirements on a fully phased-in basis.

The new capital rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from CET1 capital.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Bank regulatory agencies could also impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2018, the Company’s regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions under the rules.

These rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the new rules, higher or more sensitive risk weights have been assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	total consolidated assets of less than $10 billion;

●	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;

●	total trading assets and trading liabilities of 5% or less of total consolidated assets;

●	MSAs of 25% or less of CBLR tangible equity; and

●	temporary difference DTAs of 25% or less of CBLR tangible equity.

Under the proposed rules, a QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as ‘‘CBLR tangible equity’’ and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C instructions, or Reporting Instructions (prior to including non-controlling interests in consolidated subsidiaries) less:

●	Accumulated other comprehensive income (referred to in the industry as AOCI);

●	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and

●	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity. The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.

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

Acquisitions by Bank Holding Companies. The BHCA, requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank or bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.

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

The Basel III framework also implements a requirement for all FDIC-insured banks to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed solely of common equity Tier 1 capital. The capital conservation buffer requirement effectively requires banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth above.

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

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. These proposed rules are discussed above in “—Business First Bancshares, Inc.—Revised Rules on Regulatory Capital.”

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2018, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

Financial Modernization. Under the GLB Act, banks may establish financial subsidiaries and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating from its primary federal regulator of satisfactory or better. Subsidiary banks of financial holding companies or banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better. Neither we nor the Bank maintains a financial subsidiary.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total capital or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. We are currently operating with real estate loan portfolios within such percentage levels.

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

Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers, which became fully implemented in May 2018.

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

New Banking Reform Legislation

The Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, directs the federal banking agencies to develop a specified CBLR of not less than 8% and not more than 10%. Banks and bank holding companies with less than $10 billion in total assets that maintain capital in excess of this ratio will be deemed to be in compliance with all other capital and leverage requirements. Federal banking agencies may consider a company’s risk profile when evaluating whether it qualifies as a community bank for purposes of the Community Bank Leverage Ratio.

Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as ‘‘qualified mortgages’’ for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

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

We conduct our operations exclusively in the state of Louisiana and Dallas, Texas. As of December 31, 2018, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2018, approximately $815.0 million, or 53.3% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate values in many Louisiana markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2018, approximately $1.1 billion, or 71.0%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2018, we held approximately $1.9 million in OREO. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic condition, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2018, approximately $363.6 million, or 23.8%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2018, our average loan size was approximately $220,000. Further, as of December 31, 2018, our 20 largest borrowing relationships ranged from approximately $9.5 million to $26.5 million (including unfunded commitments) and averaged approximately $12.4 million in total commitments and $9.7 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2018, our allowance for loan losses totaled $11.2 million, which represents approximately 0.73% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2020, though we may choose to adopt CECL on January 1, 2019, or may be encouraged to by our regulators. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2018, we had $322.5 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2018, 34.1% of our earning assets and 56.6% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2018, $294.7 million, or approximately 17.0%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, and Federal Funds Purchased borrowings. As of December 31, 2018, brokered and wholesale deposits comprised 11.4% of our total deposits, and our borrowings comprised 30.8% of our total shareholders’ equity . If these funding sources becomes more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2018, the fair value of our investment securities portfolio was approximately $309.5 million, which included a net unrealized loss of approximately $4.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $49.5 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, could adversely affect our business, financial condition, and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially in light of the Trump administration’s executive order calling for a full review of the Dodd-Frank Act and the regulations promulgated under it. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

On May 24, 2018, the EGRRCPA became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. We cannot currently predict the impact of this legislation on us. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could have an adverse effect on our business, financial condition, results of operations and prospects.

The Board of Governors of the Federal Reserve System, or the Federal Reserve, the FDIC and the Louisiana Office of Financial Institutions periodically conduct examinations of various aspects of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us or the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions.

Beginning January 1, 2015, we became subject to new rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Banking Supervision. The new rules establish a new regulatory capital standard based on tier 1 common equity, increase the minimum tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios. The rules also change the manner in which a number of our regulatory capital components are calculated, including deferred tax assets, and the risk weights applicable to certain asset categories. The Basel III rules generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. Increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may require us to raise additional capital, or impact our ability to repurchase shares of capital stock, pay dividends or pay compensation to our executives, which could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock. If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. We have submitted a comprehensive capital plan to our regulators for review. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For additional discussion regarding our capital requirements, please see “Supervision and Regulation - Regulatory Capital Requirements.”

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2018, our total loans for acquisition, construction, land development and other land equaled 94.6% of the Bank’s total risk-based capital and combined with our total loans secured by multifamily and non-farm non-residential equaled 216.8% of the Bank’s total risk-based capital. We were within the 100.0% and 300.0% regulatory guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. Management has implemented risk management practices and controls, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Additionally, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.

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

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of March 13, 2019, there were 13,320,958 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We currently operate out of 25 banking centers located throughout the State of Louisiana and in Dallas, Texas. Our office locations are either owned or leased. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

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

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

As of March 13, 2019, there were 13,320,958 issued and outstanding shares of our common stock held of record by approximately 814 shareholders. We also had outstanding 757,027 options to purchase shares of our common issued under our equity compensation plans, as described below.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2018, we had 780,080 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2018, there were 48,990 shares issued under this Plan to our employees, directors and consultants.

The following table summarizes information as of December 31, 2018 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	780,080	$12.74	451,010
Equity compensation plans not approved by security holders	87,625	10.00	—
Total equity compensation plans	867,705	$12.46	451,010

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 13, 2018, our board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15,000,000 from time to time, subject to certain limitations and conditions. The stock repurchase program was effective immediately and will continue for a period of 24 months. The stock repurchase program does not obligate Business First to repurchase any shares of its common stock and there is no assurance that Business First will do so. Business First did not repurchase any shares of its common stock during 2018.

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on April 11, 2018, the first day of trading of our common stock on the NASDAQ Global Select Market through December 31, 2018. The following assumes $100 invested on April 11, 2018 in our common stock at the closing price of $25.02 per share, otherwise reflects our stock and the S&P 500 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	April 11, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
Business First Bancshares, Inc.	$100.00	$104.65	$105.78	$96.83
S&P 500 Index	$100.00	$103.31	$111.28	$96.24
SNL U.S. Bank $1B-$5B	$100.00	$104.17	$100.70	$80.62

Source: S&P Global Market Intelligence

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2017 to December 31, 2018 and its results of operations for the year ended December 31, 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 25 banking centers in markets across Louisiana and Texas. As of December 31, 2018, we had total assets of $2.1 billion, total loans of $1.5 billion, total deposits of $1.7 billion, and total shareholders’ equity of $260.1 million.

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

The acquisition of MBI was consummated on January 1, 2018. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity.

Registered Offering and Acquisition of Richland State Bancorp, Inc.

On June 1, 2018, we entered into a definitive agreement to acquire Richland State Bancorp, Inc., or RSBI, and its banking subsidiary Richland State Bank. In connection with funding the cash portion of the consideration to be paid to the shareholders of RSBI, we conducted a registered offering of 1,207,500 shares of our common stock at a price to the public of $24.00 per share. The offering closed on June 7, 2018, with the aggregate offering price equaling $29.0 million and aggregate underwriting discount and commission equaling $1.7 million.

The acquisition of RSBI was consummated on November 30, 2018. At November 30, 2018, RSBI had fair values of approximately $316.5 million in total assets, $191.0 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

Financial Highlights

The financial highlights for the year ended December 31, 2018 include:

•	Total assets of $2.1 billion, a $773.6 million, or 58.6%, increase from December 31, 2017.

•	Total loans of $1.5 billion, a $553.0 million, or 56.7%, increase from December 31, 2017.

•	Total deposits of $1.7 billion, a $678.4 million, or 64.3%, increase from December 31, 2017.

•	Net income of $14.1 million, a $9.2 million, or 190.7%, increase from the year ended December 31, 2017.

•	Net interest income of $62.2 million, a $17.9 million, or 40.2%, increase from the year ended December 31, 2017.

•

An allowance for loan and lease losses of 0.73% of total loans held for investment, compared to 0.90% as of December 31, 2017, and a ratio of non-performing loans to total loans held for investment of 0.89%, compared to 1.30% as of December 31, 2017.

•	Return on average assets of 0.84%, compared to 0.40% for the year ended December 31, 2017.

•	Return on average equity of 7.04%, compared to 3.68% for the year ended December 31, 2017.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 11.66%, 11.83%, 11.83% and 13.91%, respectively, compared to 13.53%, 14.49%, 14.49% and 15.23%, respectively as of December 31, 2017.

•	Book value per share of $19.68, an increase of 11.9% from $17.58 at December 31, 2017.

Results of Operations for the Years Ended December 31, 2018 and 2017

Performance Summary

For the year ended December 31, 2018, net income was $14.1 million, or $1.27 per basic share and $1.22 per diluted share, compared to net income of $4.8 million, or $0.63 per basic share and $0.61 per diluted share, for the year ended December 31, 2017. Return on average assets increased to 0.84% for the year ended December 31, 2018 from 0.40% for the year ended December 31 2017. Return on average equity increased to 7.04% for the year ended December 31, 2018, as compared to 3.68% for the year ended December 31, 2017. The increases were largely attributable to the acquisitions of MBI and RSBI, growth of the loan portfolio, and the enactment of the Tax Cuts and Jobs Act which lowered the effective corporate tax rate.

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

For the year ended December 31, 2018, net interest income totaled $62.2 million, and net interest margin and net interest spread were 4.02% and 3.71%, respectively. For the year ended December 31, 2017, net interest income totaled $44.4 million and net interest margin and net interest spread were 4.01% and 3.77%, respectively. For the year ended December 31, 2017, our net interest margin and net interest spread was impacted due to the sale of a 98% participation interest in two of our impaired credits acquired from AGFC, and to a lesser extent, to the change in the rate environment. Excluding the $2.8 million purchase discount included in interest income which was recognized upon the sales of the participation interest during the year ended December 31, 2017, net interest margin and net interest spread were 3.76% and 3.52%, respectively. While we experienced significant growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2018 and 2017, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and generally accrete interest income over the remaining lives of the respective loans.

	For the Years Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$1,258,178	$69,780	5.55%	$890,683	$47,516	5.33%
Securities available for sale	258,153	5,834	2.26%	195,211	3,829	1.96%
Interest-bearing deposits in other banks	31,475	581	1.85%	20,229	256	1.27%
Total interest-earning assets	1,547,806	76,195	4.92%	1,106,123	51,601	4.67%
Allowance for loan losses	(9,749)			(8,773)
Noninterest-earning assets	144,120			102,438
Total assets	$1,682,177	$76,195		$1,199,788	$51,601
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,051,932	$11,833	1.12%	$733,264	$6,328	0.86%
Advances from FHLB	84,187	1,849	2.20%	65,513	737	1.12%
Other borrowings	19,849	284	1.43%	6,609	164	2.48%
Total interest-bearing liabilities	1,155,968	13,966	1.21%	805,386	7,229	0.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	319,623			254,765
Other liabilities	6,393			7,891
Total noninterest-bearing liabilities	326,016			262,656
Shareholders’ equity	200,193			131,746
Total liabilities and shareholders’ equity	$1,682,177			$1,199,788
Net interest rate spread(1)			3.71%			3.77%
Net interest income		$62,229			$44,372
Net interest margin(2)			4.02%			4.01%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$20,382	$1,882	$22,264
Securities available for sale	1,422	583	2,005
Interest-earning deposits in other banks	208	117	325
Total increase (decrease) in interest income	$22,012	$2,582	$24,594
Interest-bearing liabilities:
Interest-bearing deposits	$3,585	$1,920	$5,505
Advances from FHLB	410	702	1,112
Other borrowings	189	(69)	120
Total increase (decrease) in interest expense	4,184	2,553	6,737
Increase (decrease) in net interest income	$17,828	$29	$17,857

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.4 million and $4.2 million for the years ended December 31, 2018 and 2017, respectively. The higher provision during the year ended December 31, 2017 was as a result of a $2.2 million addition to the reserve during the 4th quarter of 2017 after recognizing impairment on two loan relationships related to the energy industry, and an overall increase in our general reserves related to our exposures in the commercial and energy sectors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card fee income, income from bank-owned life insurance, and brokerage commissions. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$2,810	$2,109	$701
Debit card fee income	783	652	131
Automated Teller Machine (“ATM”) fees	250	193	57
Bank-owned life insurance income	668	632	36
Gain on sales of investment securities	7	31	(24)
Brokerage commissions	515	957	(442)
Mortgage origination income	237	204	33
Correspondent bank income	427	331	96
Rental income	661	301	360
Gain (Loss) on sales of other assets	438	(73)	511
Gain (Loss) on sales of other real estate owned	23	(276)	299
Pass-through income (loss) from SBIC partnerships	222	190	32
Other	738	367	371
Total noninterest income	$7,779	$5,618	$2,161

Noninterest income for the year ended December 31, 2018 increased $2.2 million, or 38.5%, to $7.8 million compared to noninterest income of $5.6 million for the same period in 2017. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $2.8 million for the year ended December 31, 2018 as compared to $2.1 million for the same time period in 2017, an increase of $701,000, or 33.2%. The increase was primarily due to increases in deposit balances and accounts from the acquisitions of MBI and RSBI, and organic growth.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $515,000 and $957,000 for the years ended December 31, 2018 and 2017, respectively. The decrease of $442,000, or 46.2%, for the year ended December 31, 2018, compared to the same time period in 2017, was primarily due to restructuring our brokerage activities.

Rental income. We receive rental income from the sublease of our former corporate offices. Rental income totaled $661,000 and $301,000 for the years ended December 31, 2018 and 2017, respectively. The increase of $360,000, or 120.0%, was primarily from the result of an additional sublease of our former corporate offices.

Gain on sales of other assets. During the year ended December 31, 2018, we closed three branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $402,000 in net gains.

Gain (loss) on sales of other real estate owned. We incurred a net gain of $23,000 and a net loss of $276,000 on the sale of other real estate owned during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, a loss of $335,000 was incurred on the disposal of a single property we had held since April 2013.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the Small Business Administration (“SBA”), and small business borrowers. Those programs are starting to mature and become profitable. Pass-through income from SBIC partnerships was $222,000 for the year ended December 31, 2018, compared to $190,000 for the same time period in 2017, an increase of $32,000, or 16.8%.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $371,000, or 101.1%, for the year ended December 31, 2018, compared to the same period in 2017. The increase for the year ended December 31, 2018, compared to the same period in 2017, is primarily due to increases in the use of these services by legacy MBI and RSBI customers.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$27,862	$21,482	$6,380
Non-staff expenses:
Occupancy of bank premises	3,509	2,674	835
Depreciation and amortization	1,730	1,457	273
Data processing	1,557	1,537	20
FDIC assessment fees	1,221	803	418
Legal and other professional fees	1,695	1,159	536
Advertising and promotions	1,239	1,193	46
Utilities and communications	1,073	981	92
Ad valorem shares tax	1,135	804	331
Directors’ fees	436	400	36
Other real estate owned expenses and write-downs	9	50	(41)
Merger and conversion related expenses	3,024	129	2,895
Other	5,758	4,133	1,625
Total noninterest expense	$50,248	$36,802	$13,446

Noninterest expense for the year ended December 31, 2018 increased $13.4 million, or 36.5%, to $50.2 million compared to noninterest expense of $36.8 million for the same period in 2017. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $27.9 million for the year ended December 31, 2018, an increase of $6.4 million, or 29.7%, compared to the same period in 2017. The increase was primarily due to promotions and additional hires for new positions, our merit increase cycle, and the acquisitions of MBI and RSBI (including severance and retention payments related to the acquisitions) and their legacy operations. As of December 31, 2018, we had 333 full-time equivalent employees. Salaries and employee benefits included stock-based compensation expense of $1.0 million and income of $134,000 for the years ended December 31, 2018 and 2017, respectively. We had net stock-based compensation income for the year ended December 31, 2017 due to the forfeiture of vested stock options for certain employees in excess of restricted stock awards, stock grants and the expense associated with extending the options expiring in 2017.

Occupancy of bank premises. Expense associated with occupancy of premises was $3.5 million for the year ended December 31, 2018 and $2.7 million for the same period in 2017. The increase of $835,000, or 31.2%, for the year ended December 31, 2018, compared to the same period in 2017, may be attributed primarily to increased rent expense on our corporate office location and the acquisitions of MBI and RSBI and their legacy branch locations.

Depreciation and amortization. Depreciation and amortization costs were $1.7 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $1.2 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The amortization of intangible assets was $559,000 and $276,000 for the years ended December 31, 2018 and 2017, respectively.

FDIC assessment fees. FDIC assessment fees were $1.2 million and $803,000 for the years ended December 31, 2018 and 2017, respectively. The increase for the year ended December 31, 2018, compared to the same period in 2017, is primarily due to increased deposits from the acquisitions of MBI and RSBI and organic growth.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $1.7 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The increase of $536,000, or 46.2%, for the year ended December 31, 2018 was primarily due to the fees incurred in listing our common stock on NASDAQ, the acquisitions of MBI and RSBI and accompanying common stock offerings and various other matters.

Ad valorem shares tax. Ad valorem shares tax expense was $1.1 million and $804,000 for the years ended December 31, 2018 and 2017, respectively. The increase for the year ended December 31, 2018, compared to the same period in 2017 was primarily due to our increased taxes and to the acquisition of MBI and RSBI and their legacy operations.

Merger and conversion related expenses. Merger and conversion related expenses for the year ended December 31, 2018 were related to the acquisitions of MBI and RSBI.

Other. This category includes operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club memberships), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $1.6 million, or 39.3%, for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily due to the acquisitions of MBI and RSBI and their legacy operations, an atypical franchise tax charge of $190,000, and NASDAQ listing fees of $166,000.

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

For the year ended December 31, 2018, income tax expense totaled $3.3 million, a decrease of $824,000, or 20.1%, compared to $4.1 million for the same period in 2017. Included in the provision for income taxes for the year ended December 31, 2017 is $1.7 million recognized as a result of the December 22, 2017 enactment of the Tax Cuts and Jobs Act which resulted in a one-time write-down the value of our net deferred tax assets due to the new corporate tax rate structure. Excluding this additional provision, income tax expense for the year ended December 31, 2017 was $2.4 million. After taking into consideration the adjustment to our deferred taxes, our effective tax rate for the years ended December 31, 2018 and 2017 was 18.9% and 27.2%, respectively. Our effective tax rate for both years was affected primarily by tax-exempt income generated by municipal securities and bank-owned life insurance and by other nondeductible expenses.

Financial Condition

Our assets increased $773.6 million, or 58.6%, from $1.3 billion as of December 31, 2017 to $2.1 billion as of December 31, 2018. Our asset growth was primarily driven by the acquisitions of MBI and RSBI as well as organic growth.

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

As of December 31, 2018, total loans, including mortgage loans held for sale, were $1.5 billion, an increase of $553.0 million, or 56.7%, compared to $975.5 million as of December 31, 2017. The increase was primarily due to our continued loan penetration in our primary market areas and the acquisitions of MBI and RSBI. Additionally, $58,000 and $201,000 in mortgage loans were classified as loans held for sale as of December 31, 2018 and 2017, respectively.

Total loans held for investment as a percentage of deposits were 88.2% and 92.4% as of December 31, 2018 and 2017, respectively. Total loans as a percentage of assets were 73.0% and 73.8% as of December 31, 2018 and 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Commercial	$363,640	23.8%	$254,427	26.1%
Real estate:
Construction and land	211,054	13.8%	143,535	14.7%
Farmland	45,989	3.0%	10,480	1.1%
1-4 family residential	270,583	17.7%	157,505	16.2%
Multi-family residential	39,273	2.6%	20,717	2.1%
Nonfarm nonresidential	518,660	33.9%	337,699	34.6%
Consumer	79,270	5.2%	50,921	5.2%
Total loans held for investment	$1,528,469	100.0%	$975,284	100.0%

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

Commercial loans increased $109.2 million, or 42.9%, to $363.6 million as of December 31, 2018 from $254.4 million as of December 31, 2017, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities and from loans acquired from MBI and RSBI.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout Louisiana and Texas and are generally diverse in terms and type.

Construction and land loans increased $67.5 million, or 47.0%, to $211.1 million as of December 31, 2018 from $143.5 million as of December 31, 2017, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years and from loans acquired from MBI and RSBI.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $113.1 million, or 71.8%, to $270.6 million as of December 31, 2018 from $157.5 million as of December 31, 2017, primarily due to loans acquired from MBI and RSBI.

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

Nonfarm nonresidential loans increased $181.0 million, or 53.6%, to $518.7 million as of December 31, 2018 from $337.7 million as of December 31, 2017, primarily due to loans acquired from MBI and RSBI.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$137,581	$161,874	$64,185	$363,640
Real estate:
Construction and land	104,033	74,730	32,291	211,054
Farmland	12,340	31,755	1,894	45,989
1-4 family residential	40,613	137,617	92,353	270,583
Multi-family residential	12,253	12,945	14,075	39,273
Nonfarm nonresidential	61,561	294,683	162,416	518,660
Consumer	36,129	37,161	5,980	79,270
Total loans held for investment	$404,510	$750,765	$373,194	$1,528,469
Amounts with fixed rates	$147,087	$541,076	$267,748	$955,911
Amounts with floating rates	$257,423	$209,689	$105,446	$572,558

	As of December 31, 2017
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$89,665	$130,517	$34,245	$254,427
Real estate:
Construction and land	59,003	59,109	25,423	143,535
Farmland	1,265	6,919	2,296	10,480
1-4 family residential	21,564	56,763	79,178	157,505
Multi-family residential	1,643	7,323	11,751	20,717
Nonfarm nonresidential	36,638	155,602	145,459	337,699
Consumer	10,362	29,191	11,368	50,921
Total loans held for investment	$220,140	$445,424	$309,720	$975,284
Amounts with fixed rates	$87,703	$299,688	$216,251	$603,642
Amounts with floating rates	$132,437	$145,736	$93,469	$371,642

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $15.5 million and $12.9 million in nonperforming assets as of December 31, 2018 and 2017, respectively. We had $13.6 million in nonperforming loans as of December 31, 2018 compared to $12.7 million as of December 31, 2017. The increase in nonperforming assets and nonperforming loans from December 31, 2017 to December 31, 2018 is primarily attributed to the acquisitions of MBI and RSBI.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$11,691	$12,535
Accruing loans 90 or more days past due	1,876	132
Total nonperforming loans	13,567	12,667
Repossessed assets	11	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,568	227
Residential real estate	341	—
Total other real estate owned	1,909	227
Total nonperforming assets	$15,487	$12,894
Restructured loans-nonaccrual	$2,900	$2,008
Restructured loans-accruing	$2,920	$1,052
Ratio of nonperforming loans to total loans held for investment	0.89%	1.30%
Ratio of nonperforming assets to total assets	0.74%	0.98%

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$32	$92
Farmland	112	—
1-4 family residential	2,728	2,429
Multi-family residential	—	—
Nonfarm nonresidential	6,031	5,935
Commercial	2,663	3,638
Consumer	125	441
Total	$11,691	$12,535

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

The following table summarizes our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	—	36	—	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

	As of December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$141,128	$1,953	$362	$92	$143,535
Farmland	10,480	—	—	—	10,480
1-4 family residential	148,845	4,657	1,574	2,429	157,505
Multi-family residential	20,677	—	40	—	20,717
Nonfarm nonresidential	325,216	4,861	1,687	5,935	337,699
Commercial	228,157	20,681	1,951	3,638	254,427
Consumer	49,787	672	21	441	50,921
Total	$924,290	$32,824	$5,635	$12,535	$975,284

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

As of December 31, 2018, the allowance for loan losses totaled $11.2 million, or 0.73%, of total loans held for investment. As of December 31, 2017, the allowance for loan losses totaled $8.8 million, or 0.90%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$1,258,178	$890,683
Gross loans held for investment outstanding at end of period(1)	$1,528,469	$975,284
Allowance for loan losses at beginning of period	$8,765	$8,162
Provision for loan losses	2,390	4,237
Charge-offs:
Real estate:
Construction, land and farmland	90	2
Residential	294	184
Nonfarm non-residential	-	617
Commercial	-	2,945
Consumer	88	36
Total charge-offs	472	3,784
Recoveries:
Real estate:
Construction, land and farmland	398	1
Residential	18	48
Nonfarm non-residential	13	23
Commercial	28	40
Consumer	80	38
Total recoveries	537	150
Net charge-offs (recoveries)	(65)	3,634
Allowance for loan losses at end of period	$11,220	$8,765
Ratio of allowance to end of period loans held for investment	0.73%	0.90%
Ratio of net charge-offs to average loans	0.00%	0.41%

(1)	Excluding loans held for sale.

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

	As of December 31, 2018		As of December 31, 2017
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,590	14.2%	$1,421	16.2%
Farmland	104	0.9%	76	0.9%
1-4 family residential	1,538	13.7%	1,284	14.7%
Multi-family residential	236	2.1%	144	1.6%
Nonfarm nonresidential	2,715	24.2%	2,323	26.5%
Total real estate	6,183	55.1%	5,248	59.9%
Commercial	4,453	39.7%	3,147	35.9%
Consumer	584	5.2%	370	4.2%
Total allowance for loan losses	$11,220	100.0%	$8,765	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2018, the carrying amount of investment securities totaled $309.5 million, an increase of $130.4 million, or 72.8%, compared to $179.1 million as of December 31, 2017. Securities represented 14.8% and 13.6% of total assets as of December 31, 2018 and 2017, respectively.

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

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$17,529	$54	$144	$17,439
Corporate bonds	13,052	76	436	12,692
Municipal securities	114,472	250	955	113,767
Mortgage-backed securities	168,854	328	3,564	165,618
Other securities	—	—	—	—
Total	$313,907	$708	$5,099	$309,516

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,008	$13	$68	$8,953
Corporate bonds	13,074	59	92	13,041
Municipal securities	76,553	353	427	76,479
Mortgage-backed securities	81,763	2	1,824	79,941
Other securities	831	—	97	734
Total	$181,229	$427	$2,508	$179,148

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2018, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$997	1.11%	$6,915	2.85%	$9,527	2.85%	$—	—	$17,439	2.75%
Corporate bonds	—	—	8,316	3.78%	4,376	5.22%	—	—	12,692	4.28%
Municipal securities	14,227	1.98%	45,674	2.09%	38,222	2.20%	15,644	2.77%	113,767	2.21%
Mortgage-backed securities	71	1.27%	13,308	2.45%	82,754	2.16%	69,485	2.82%	165,618	2.46%
Other securities	—	—	—	—	—	—	—	—	—	—
Total	$15,295	1.92%	$74,213	2.42%	$134,879	2.32%	$85,129	2.81%	$309,516	2.46%

	As of December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$1,004	0.96%	$1,000	1.11%	$6,949	2.46%	$—	—	$8,953	2.14%
Corporate bonds	—	—	6,580	2.73%	6,461	4.28%	—	—	13,041	3.50%
Municipal securities	7,651	1.52%	34,373	1.92%	17,434	2.27%	17,021	2.74%	76,479	2.14%
Mortgage-backed securities	12	0.20%	6,033	1.67%	39,619	1.50%	34,277	1.93%	79,941	1.70%
Other securities	—	—	—	—	—	—	734	3.03%	734	3.03%
Total	$8,667	1.46%	$47,986	1.98%	$70,463	2.04%	$52,032	2.21%	$179,148	2.05%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.50 years with an estimated effective duration of 44.69 months as of December 31, 2018.

As of December 31, 2018 and 2017, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2018 were $1.7 billion, an increase of $678.4 million, or 64.3%, compared to $1.1 billion as of December 31, 2017. Deposit growth was primarily due to the acquisitions of MBI and RSBI as well as an increase in the offering rate on interest-bearing demand accounts and certificates of deposit, and continued focus on non-interest bearing demand deposit accounts. Each of these are important in order to attract and retain deposit customers and thereby continue deposit penetration in our primary market area.

Noninterest-bearing deposits as of December 31, 2018 were $382.4 million compared to $264.6 million as of December 31, 2017, an increase of $117.7 million or 44.5%.

Average deposits for the year ended December 31, 2018 were $1.4 billion, an increase of $383.5 million or 38.8% over the full year average for the year ended December 31, 2017 of $988.0 million. The average rate paid on total interest-bearing deposits increased over this period from 0.86% for the year ended December 31, 2017 to 1.12% for the year ended December 31, 2018. The increase in average rates was driven by a strategic increase in the pricing of interest-bearing demand accounts and certificates of deposit in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.86% for the year ended December 31, 2018 and 0.64% for the year ended December 31, 2017.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$37,178	0.88%	$35,258	0.65%
Negotiable order of withdrawal (“NOW”) accounts	183,705	0.57%	116,296	0.25%
Limited access money market accounts and savings	356,880	0.74%	236,766	0.51%
Certificates and other time deposits > $250k	152,159	1.60%	75,801	1.55%
Certificates and other time deposits < $250k	322,010	1.67%	269,143	1.27%
Total interest-bearing deposits	1,051,932	1.12%	733,264	0.86%
Noninterest-bearing demand accounts	319,623	—%	254,765	—%
Total deposits	$1,371,555	0.86%	$988,029	0.64%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2018 and 2017 was 23.3% and 25.8%, respectively.

The following table sets forth the certificates of deposit by time remaining until maturity:

	As of December 31, 2018
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands)
1 year or less	$89,045	$214,470	$71,097	$374,612
More than 1 year but less than 3 years	60,161	69,613	36,438	166,212
3 years or more but less than 5 years	10,939	12,226	7,121	30,286
5 years or more	—	—	—	—
Total	$160,145	$296,309	$114,656	$571,110

	As of December 31, 2017
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands)
1 year or less	$52,402	$154,391	$45,700	$252,493
More than 1 year but less than 3 years	21,198	34,157	11,943	67,298
3 years or more but less than 5 years	16,930	12,804	4,734	34,468
5 years or more	—	150	—	150
Total	$90,530	$201,502	$62,377	$354,409

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships is discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2018 and 2017, total borrowing capacity, including letters of credit issued by another party on our behalf, was $544.0 million and $399.5 million, respectively, was available under this arrangement and $55.0 million and $75.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.47% as of December 31, 2018 and 1.96% as of December 31, 2017. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$55,000
Weighted average stated interest rate at year-end	2.47%
Maximum month-end balance during the year	$105,000
Average balance outstanding during the year	$84,187
Weighted average interest rate during the year	2.20%

December 31, 2017
Amount outstanding at year-end	$75,000
Weighted average stated interest rate at year-end	1.96%
Maximum month-end balance during the year	$75,000
Average balance outstanding during the year	$65,513
Weighted average interest rate during the year	1.13%

Subordinated Note Purchase Agreement (“Subordinated Debt”). On December 17, 2018 we entered into a subordinated debt agreement with EJF Capital, LLC for $25.0 million due in 2033. This subordinated debt agreement is due at maturity with quarterly interest payments bearing a 6.75% fixed-to-floating rate. The balance outstanding at December 31, 2018 was $25.0 million. This subordinated debt agreement was established for the purpose of paying off the FNBB long term advance and line of credit and to gain additional Tier 2 capital.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$1,027
Weighted average interest rate during the year	6.75%

First National Bankers Bank (“FNBB”) long term advances. On September 12, 2016 we borrowed $3.0 million from FNBB with a maturity date of September 12, 2026. This advance paid off on December 26, 2018. This advance was due in nine annual principal payments of $300,000 beginning on September 12, 2017 and one final principal and interest payment of $303,000 due on September 12, 2026. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million at December 31, 2017. The advance carried a variable interest equal to the Wall Street Journal Prime rate. The rate was 4.50% at December 31, 2017 and adjusted based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off our revolving line of credit with First Tennessee Bank National Association.

The following table presents the FNBB long term advances at the dates indicated.

FNBB Long Term Advances
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$—
Weighted average stated interest rate at year-end	—%
Maximum month-end balance during the year	$2,700
Average balance outstanding during the year	$2,576
Weighted average interest rate during the year	4.89%

December 31, 2017
Amount outstanding at year-end	$2,700
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$3,000
Average balance outstanding during the year	$2,924
Weighted average interest rate during the year	4.09%

FNBB revolving advances. FNBB allowed us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. This line of credit paid off on December 26, 2018, and was not renewed. The balance on this line of credit was $862,000 at December 31, 2017. This line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.50% at December 31, 2017 and adjusted based on changes in the index rate. This FNBB line matured on September 12, 2017 and renewed on September 29, 2017 for another one year term on the same terms and matured on September 29, 2018, then extended to mature on November 29, 2018. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents the FNBB short term advances at the dates indicated.

FNBB Short Term Advances
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$—
Weighted average stated interest rate at year-end	—%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$850
Weighted average interest rate during the year	4.90%

December 31, 2017
Amount outstanding at year-end	$862
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$862
Average balance outstanding during the year	$862
Weighted average interest rate during the year	4.09%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2018:

Fed Funds Limits
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	$30,000
The Independent Bankers Bank	$25,000
FTN	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2018
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$114
Weighted average interest rate during the year	2.44%

December 31, 2017
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$190
Weighted average interest rate during the year	1.72%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2018 and 2017, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2018 and 2017, we maintained six lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $126.0 million and $113.5 million as of December 31, 2018 and 2017, respectively. There were no funds under these lines of credit outstanding as of December 31, 2018 and 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $1.7 billion and $1.2 billion for the years ended December 31, 2018 and 2017, respectively.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	21.2%
Interest-bearing	62.5%	61.1%
Advances from FHLB	5.0%	5.5%
Other borrowings	1.2%	0.5%
Other liabilities	0.4%	0.7%
Shareholders’ equity	11.9%	11.0%
Total	100.0%	100.0%
Uses of Funds:
Loans	74.2%	73.5%
Securities available for sale	15.3%	16.3%
Interest-bearing deposits in other banks	1.9%	1.7%
Other noninterest-earning assets	8.6%	8.5%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.3%	25.8%
Average loans to average deposits	91.7%	90.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 41.3% for the year ended December 31, 2018 compared to the same period in 2017. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.50 years and an effective duration of 44.69 months as of December 31, 2018 and a weighted average life of 4.78 years and an effective duration of 41.19 months as of December 31, 2017.

As of December 31, 2018, we had outstanding $322.5 million in commitments to extend credit and $11.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $256.9 million in commitments to extend credit and $9.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2018, we had cash and cash equivalents of $96.1 million compared to $107.6 million as of December 31, 2017.

Capital Resources

Total shareholders’ equity increased to $260.1 million as of December 31, 2018, compared to $179.9 million as of December 31, 2017, an increase of $80.1 million or 44.5%. This increase was primarily due to our registered offering in connection with funding the RSBI acquisition resulting in $27.2 million in net proceeds, $42.5 million in share issuance for the RSBI acquisition, and $14.1 million in net income, offset with $1.8 million in the change in unrealized losses on our investment portfolio and $3.3 million in paid dividends.

On January 24, 2019, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2018 in the amount of $0.08 per share to the common shareholders of record as of February 15, 2019. The dividend was paid on February 28, 2019.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2018 and 2017, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of December 31, 2018		As of December 31, 2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$242,144	13.91%	$181,565	15.23%
Tier 1 capital (to risk weighted assets)	205,924	11.83%	172,800	14.49%
Common Equity Tier 1 capital (to risk weighted assets)	205,924	11.83%	172,800	14.49%
Tier 1 Leveraged capital (to average assets)	205,924	11.66%	172,800	13.53%

Business First Bank
Total capital (to risk weighted assets)	$224,356	12.90%	$120,806	10.24%
Tier 1 capital (to risk weighted assets)	213,136	12.26%	112,041	9.50%
Common Equity Tier 1 capital (to risk weighted assets)	213,136	12.26%	112,041	9.50%
Tier 1 Leveraged capital (to average assets)	213,136	12.08%	112,041	8.78%

Long Term Debt

For information on our borrowings from FNBB, please refer to “Borrowings”.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2018 and 2017 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, revolving line of credit, long-term borrowings, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $55.0 million and $75.0 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.47% and 1.96%, respectively, and maturities ranging from 2019 through 2022. The subordinated debt agreement totaled $25.0 million at December 31, 2018. This subordinated debt was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a fixed-to-floating rate of 6.75%, and maturing in 2033. The advance under the FNBB long-term borrowing totaled $2.7 million at December 31, 2017. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, and carried interest at a variable rate of 4.50% at December 31, 2017, and maturing in 2026. This advance paid off on December 26, 2018. We also had a line of credit with FNBB with an outstanding balance of $862,000 at December 31, 2017. This line of credit was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, and carried interest at a variable rate of 4.50% at December 31, 2017. This line of credit matured in September 2017 and was renewed on the same terms for a one year term to mature on September 29, 2018, then was extended to November 29, 2018. This line of credit paid off on December 26, 2018, and was not renewed.

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,366	$3,087	$2,294	$4,751	$12,498
Time deposits	374,612	166,212	30,286	—	571,110
Advances from FHLB	25,000	—	30,000	—	55,000
Subordinated debt	—	—	—	25,000	25,000
Securities sold under agreements to repurchase	12,229	—	—	—	12,229
Standby and commercial letters of credit	8,691	2,816	—	—	11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$594,011	$285,556	$79,276	$50,967	$1,009,810

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,354	$3,403	$2,150	$5,282	$13,189
Time deposits	252,493	67,298	34,468	150	354,409
Advances from FHLB	45,000	—	30,000	—	75,000
Advances from FNBB	1,162	600	600	1,200	3,562
Securities sold under agreements to repurchase	1,939	—	—	—	1,939
Standby and commercial letters of credit	5,107	4,385	—	—	9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$440,324	$163,993	$73,362	$36,781	$714,460

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

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,691	$2,816	$—	$—	$11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$179,804	$116,257	$16,696	$21,216	$333,973

	As of December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,107	$4,385	$—	$—	$9,492
Commitments to extend credit	132,269	88,307	6,144	30,149	256,869
Total	$137,376	$92,692	$6,144	$30,149	$266,361

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	5.20%	(2.07%)	3.00%	(3.54%)
+200	3.10%	(1.24%)	1.50%	(2.53%)
+100	1.10%	(0.64%)	0.30%	(0.11%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(4.40%)	(0.29%)	(2.20%)	(1.28%)

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, impaired loan sales, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and intangible assets from book value and shareholders’ equity.

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

Core Net Income. Notable noncore events impacting earnings during the year ended December 31, 2018 includes $3.6 million in noninterest expenses related to acquisition-related activities. We incurred $355,000 in net gains associated with the sale or closure of banking centers during the year ended December 31, 2018. We also incurred $118,000 in noninterest expenses associated with share awards granted to all nonexecutive employees for our NASDAQ listing commencement on April 9, 2018 for the year ended December 31, 2018. For the year ended December 31, 2017, notable events impacting earnings consisted of the sale of a participation interest in an impaired credit acquired from AGFC in 2015, which resulted in an increase in interest income of $2.8 million. Core net income, which excludes noncore income and expenses, for the year ended December 31, 2018 was $16.8 million, or $1.45 per diluted share, compared to core net income of $3.1 million, or $0.39 per diluted share, for the year ended December 31, 2017. As adjusted, core return on average assets and core return on average equity, were 1.00% and 8.38% for the year December 31, 2018, compared to 0.26% and 2.38% for the year ended December 31, 2017.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
	(Dollars in thousands, except per share data)
Core Net Income
Net income	$14,091	$4,848
Adjustments (net of tax): (1)
Income
Sale of participation interest in impaired credit	(87)	(2,750)
Tax impact	18	935
(Gains) Losses on former bank premises and equipment	(355)	—
Tax impact	75	—
(Gains) Losses on sales of securities	(7)	(31)
Tax impact	1	11
Expense
Employee share awards – NASDAQ listing	118	—
Tax impact	(25)	—
Acquisition-related expenses	3,568	129
Tax impact	(623)	—
Core net income	$16,774	$3,142
Average common shares outstanding	11,124,585	7,658,137
Average diluted shares outstanding	11,545,943	8,003,822
Core earnings per share - basic	$1.51	$0.41
Core earnings per share - diluted	$1.45	$0.39
Total quarterly / year-to-date average assets	1,682,177	1,199,788
Total quarterly / year-to-date average equity	200,193	131,746
Core return on average assets	1.00%	0.26%
Core return on average equity	8.38%	2.38%

(1)	Tax rates, exclusive of certain merger-related expenses, utilized were 21% and 34%, respectively, for 2018 and 2017. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$260,058	$179,935	$113,559	$112,449
Adjustments:
Goodwill	(49,488)	(6,824)	(6,824)	(3,376)
Core deposit and other intangibles	(7,885)	(2,003)	(2,279)	(2,555)
Total tangible common equity	$202,685	$171,108	$104,456	$106,518
Common shares outstanding(1)	13,213,280	10,232,495	6,916,673	7,035,913
Book value per common share	$19.68	$17.58	$16.42	$15.98
Tangible book value per common share	$15.34	$16.72	$15.10	$15.14

(1)

Excludes the dilutive effect, if any, of 867,705, 918,705, 1,086,105, and 1,040,905 shares of common stock issuable upon exercise of outstanding stock options and warrants as of December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$260,058	$179,935	$113,559	$112,449
Adjustments:
Goodwill	(49,488)	(6,824)	(6,824)	(3,376)
Core deposit and other intangibles	(7,885)	(2,003)	(2,279)	(2,555)
Total tangible common equity	$202,685	$171,108	$104,456	$106,518
Tangible Assets
Total assets	$2,094,896	$1,321,256	$1,105,841	$1,076,089
Adjustments:
Goodwill	(49,488)	(6,824)	(6,824)	(3,376)
Core deposit and other intangibles	(7,885)	(2,003)	(2,279)	(2,555)
Total tangible assets	$2,037,523	$1,312,429	$1,096,738	$1,070,158
Common Equity to Total Assets	12.4%	13.6%	10.3%	10.4%
Tangible Common Equity to Tangible Assets	9.9%	13.0%	9.5%	10.0%

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

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition and for which the Company believes it is probable it will not be able to collect all contractually required payments, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted, and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the twelve quarter lookback period adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us to estimate probable incurred losses. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historical loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2018 and 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

To the Board of Directors and

Shareholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

March 15, 2019

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2018	2017
ASSETS
Cash and Due from Banks	$96,072	$107,591
Federal Funds Sold	41,836	8,820
Securities Available for Sale, at Fair Values	309,516	179,148
Mortgage Loans Held for Sale	58	201
Loans and Lease Receivable, Net of Allowance for Loan Losses of $11,220 in 2018 and $8,765 in 2017	1,517,249	966,519
Premises and Equipment, Net	15,114	8,780
Accrued Interest Receivable	8,223	4,110
Other Equity Securities	9,282	8,627
Other Real Estate Owned	1,909	227
Cash Value of Life Insurance	31,882	23,200
Deferred Taxes	3,848	3,005
Goodwill	49,488	6,824
Core Deposit Intangible	7,885	2,003
Other Assets	2,534	2,201
Total Assets	$2,094,896	$1,321,256

LIABILITIES

Deposits:
Noninterest Bearing	$382,354	$264,646
Interest Bearing	1,351,580	790,887
Total Deposits	1,733,934	1,055,533

Securities Sold Under Agreements to Repurchase	12,229	1,939
Short Term Borrowings	-	862
Long Term Borrowings	-	2,700
Subordinated Debt	25,000	-
Federal Home Loan Bank Borrowings	55,000	75,000
Accrued Interest Payable	1,374	890
Other Liabilities	7,301	4,397
Total Liabilities	1,834,838	1,141,321

Commitments and Contingencies (See Notes 19, 21 and 24)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,213,280 and 10,232,495 Shares Issued and Outstanding at December 31, 2018 and 2017, respectively	13,213	10,232
Additional Paid-in Capital	212,332	144,172
Retained Earnings	37,982	27,175
Accumulated Other Comprehensive Loss	(3,469)	(1,644)
Total Shareholders' Equity	260,058	179,935
Total Liabilities and Shareholders' Equity	$2,094,896	$1,321,256

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest Income:
Interest and Fees on Loans	$69,780	$47,516	$39,468
Interest and Dividends on Securities	5,834	3,829	3,781
Interest on Federal Funds Sold and Due From Banks	581	256	169
Total Interest Income	76,195	51,601	43,418

Interest Expense:
Interest on Deposits	11,833	6,328	5,152
Interest on Borrowings	2,133	901	674
Total Interest Expense	13,966	7,229	5,826
Net Interest Income	62,229	44,372	37,592

Provision for Loan Losses	2,390	4,237	1,220
Net Interest Income after Provision for Loan Losses	59,839	40,135	36,372

Other Income:
Service Charges on Deposit Accounts	2,810	2,109	2,033
Gain on Sales of Securities	7	31	232
Other Income	4,962	3,478	3,156
Total Other Income	7,779	5,618	5,421

Other Expenses:
Salaries and Employee Benefits	27,862	21,482	19,471
Occupancy and Equipment Expense	5,865	4,820	4,574
Other Expenses	16,521	10,500	11,024
Total Other Expenses	50,248	36,802	35,069

Income Before Income Taxes	17,370	8,951	6,724

Provision for Income Taxes	3,279	4,103	1,613

Net Income	$14,091	$4,848	$5,111

Earnings Per Share:
Basic	$1.27	$0.63	$0.73
Diluted	$1.22	$0.61	$0.70

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016

Consolidated Net Income	$14,091	$4,848	$5,111

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(2,317)	1,419	(2,568)
Reclassification Adjustment for Gains (Loss) included in Net Income	7	31	232
Income Tax Effect	485	(493)	795
Other Comprehensive Income (Loss)	(1,825)	957	(1,541)
Consolidated Comprehensive Income (Loss)	$12,266	$5,805	$3,570

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2015	$7,036	$85,913	$20,289	$(789)	$112,449
Comprehensive Income:
Net Income	-	-	5,111	-	5,111
Other Comprehensive Income (Loss)	-	-	-	(1,541)	(1,541)
Cash Dividends Declared, $0.15 Per Share	-	-	(1,056)	-	(1,056)
Stock Based Compensation Cost	-	456	-	-	456
Reclass of Shares Issued	5	(5)	-	-	-
Exercise of Stock Warrants	1	14	-	-	15
Stock Repurchase	(125)	(1,245)	(505)	-	(1,875)
Balances at December 31, 2016	6,917	85,133	23,839	(2,330)	113,559
Comprehensive Income:
Net Income	-	-	4,848	-	4,848
Other Comprehensive Income	-	-	-	957	957
Reclassify Stranded Tax Effects			271	(271)	-
Cash Dividends Declared, $0.23 Per Share	-	-	(1,792)	-	(1,792)
Stock Issuance	3,299	59,156	-	-	62,455
Stock Based Compensation Cost	18	(77)	-	-	(59)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at December 31, 2017	10,232	144,172	27,175	(1,644)	179,935
Comprehensive Income:
Net Income	-	-	14,091	-	14,091
Other Comprehensive Income (Loss)	-	-	-	(1,825)	(1,825)
Cash Dividends Declared, $0.30 Per Share	-	-	(3,281)	-	(3,281)
Stock Issuance	2,936	67,192	-	-	70,128
Stock Based Compensation Cost	49	1,050	-	-	1,099
Surrendered Shares of Stock Based Compensation	(4)	(82)	(3)	-	(89)
Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Consolidated Net Income	$14,091	$4,848	$5,111
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	2,390	4,237	1,220
Depreciation and Amortization	1,172	1,181	1,299
Net Accretion of Purchase Accounting Valuations	(719)	(4,529)	(1,818)
Noncash Compensation (Income) Expense	1,010	(59)	456
Net Amortization of Securities	2,038	1,750	1,929
Gain on Sales of Securities	(7)	(31)	(232)
Noncash (Income) Loss on Other Equity Securities	(334)	(243)	14
Gain on Sale of Premises and Equipment	-	-	(24)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(14)	276	(72)
Increase in Cash Value of Life Insurance	(681)	(633)	(788)
Provision (Credit) for Deferred Income Taxes	(402)	3,126	953
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(970)	(726)	(561)
(Increase) Decrease in Other Assets	1,275	(675)	659
Increase (Decrease) in Accrued Interest Payable	184	(30)	354
Increase (Decrease) in Other Liabilities	243	(524)	(350)
Net Cash Provided by Operating Activities	19,276	7,968	8,150

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(16,106)	(8,581)	(45,935)
Proceeds from Maturities / Sales of Securities Available for Sale	11,417	7,881	30,589
Proceeds from Paydowns of Securities Available for Sale	33,670	19,625	23,828
Net Cash Paid in Merger	(9,148)	-	-
Purchases of Other Equity Securities	(1,175)	(2,453)	(866)
Redemption of Other Equity Securities	3,176	189	82
Life Insurance Proceeds	-	-	560
Net Increase in Loans	(168,371)	(164,419)	(38,326)
Proceeds from Sale of Premises and Equipment	-	-	68
Purchases of Premises and Equipment	(919)	(505)	(1,390)
Proceeds from Sales of Other Real Estate	654	1,084	1,659
Improvements to Other Real Estate	-	-	(102)
Consideration Settlement to Former AGFC Shareholders	-	-	(3,448)
Net Increase in Federal Funds Sold	(23,516)	(6,264)	(60)
Net Cash Used in Investing Activities	(170,318)	(153,443)	(33,341)

(CONTINUED)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities:
Net Increase in Deposits	124,471	122,738	28,559
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(5,757)	(781)	285
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(25,000)	28,606	(1,349)
Net Decrease in Short Term Borrowings	(862)	-	(2,138)
Net Proceeds (Repayments) from Long Term Borrowings	(2,700)	(300)	3,000
Proceeds from Issuance of Subordinated Debt	25,000	-	-
Proceeds from Issuance of Common Stock	27,652	62,455	-
Repurchase of Common Stock	-	(33)	(863)
Proceeds from Exercise of Stock Warrants	-	-	15
Payment of Dividends on Common Stock	(3,281)	(1,792)	(1,056)
Net Cash Provided by Financing Activities	139,523	210,893	26,453

Net Increase (Decrease) in Cash and Cash Equivalents	(11,519)	65,418	1,262

Cash and Cash Equivalents at Beginning of Period	107,591	42,173	40,911

Cash and Cash Equivalents at End of Period	$96,072	$107,591	$42,173

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$11,384	$6,351	$4,779

Interest on Borrowings	$2,098	$908	$693

Income Tax Payments	$3,342	$1,800	$1,016

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(2,310)	$1,450	$(2,336)

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$485	$(493)	$795

Transfer of Loans to Other Real Estate	$395	$566	$648

Transfer of Other Real Estate to Premises and Equipment	$1,373	$175	$-

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

Nature of Operations

The Bank operates out of full-service banking centers in markets across Louisiana and in Dallas, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid an aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

After the close of business on November 30, 2018, the Company completed the acquisition of Richland State Bancorp, Inc. (RSBI), and its wholly-owned subsidiary, Richland State Bank, located in Richland, Louisiana. The Company issued 1,679,559 shares of its common stock to the RSBI shareholders for a purchase price of $42.4 million. At November 30, 2018, RSBI had provisional fair values of approximately $316.5 million in total assets, $191.0 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities

Management determines the appropriate classification of debt securities (held to maturity, available for sale or trading) at the time of purchase and re-evaluates this classification quarterly. Securities classified as available for sale are those debt securities the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are recorded at fair value. Unrealized gains or losses are reported as a component of comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2018 and 2017.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2018 and 2017.

The Bank has invested in Federal Home Loan Bank (FHLB) stock which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

Loans

Loans are stated at principal amounts outstanding, adjusted for net deferred fees or costs, less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is generally reversed to income. Subsequent cash receipts on nonaccrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being adjusted for over the life of the loan and recognized as interest income.

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

The allowance for loan losses is based on estimates of probable future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure or negotiated settlement are initially recorded at the fair value less estimated selling cost at the date of acquisition. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. There was no carrying amount of residential real estate included in other real estate owned at December 31, 2018 and 2017.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2018 and 2017, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Louisiana. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2015. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

Stock Based Compensation

As described in Note 16, the Company has issued stock warrants, stock options, stock grants and restricted stock awards which incorporate stock based compensation. The Company has adopted a fair value based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. Forfeitures are recognized as they occur.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and deposits in other financial institutions.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2018, 2017 and 2016, the Company expensed costs of $1.2 million, $1.2 million and $1.3 million, respectively.

Accounting Standards Adopted in 2018

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was effective for the Company, January 1, 2018. This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments of the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognized revenue.

ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities became effective for the Company on January 1, 2018. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of this ASU did not have a significant impact on the Company.

Recent Accounting Pronouncements

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for the Company on January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Based on recent goodwill impairment tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting which expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. As this ASU becomes effective, the accounting for share-based payments for nonemployees and employees will be substantially the same. The ASU supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”. ASU 2018-07 will be effective for the Company beginning January 1, 2019. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2 and the valuation processes for Level 3 fair value measurements. In addition, this ASU modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, this ASU adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 will be effective for the Company beginning January 1, 2020. Early adoption of this ASU is permitted. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2018. These reclassifications have no effect on previously reported net income.

Note 3 – Mergers and Acquisitions –

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid an aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

After the close of business on November 30, 2018, the Company completed the acquisition of Richland State Bancorp, Inc. (RSBI), and its wholly-owned subsidiary, Richland State Bank, located in Richland, Louisiana. The Company issued 1,679,559 shares of its common stock to the RSBI shareholders for a purchase price of $42.4 million. At November 30, 2018, RSBI had provisional fair values of approximately $316.5 million in total assets, $191.0 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

Cost and Allocation of Purchase Price for Richland State Bancorp, Inc. (RSBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to RSBI Shareholders on December 1, 2018	1,679,559
Closing Stock Price on November 30, 2018	25.29
Total Purchase Price	$42,476
Net Assets Acquired:
Cash and Cash Equivalents	$40,648
Securities Available for Sale	63,823
Loans and Leases Receivable	191,010
Premises and Equipment, Net	5,282
Cash Value of Life Insurance	7,260
Core Deposit Intangible	3,947
Other Assets	4,527
Total Assets	316,497

Deposits	289,979
Other Liabilities	1,103
Total Liabilities	291,082
Net Assets Acquired	25,415
Goodwill Resulting from Merger	$17,061

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming MBI and RSBI were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2017 and should not be considered representative of future operating results.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	For The Year Ended December 31,
	2018	2017
	(Dollars in thousands)
	(except per share data)

Interest Income	$88,277	$79,230
Interest Expense	15,132	9,308
Net Interest Income	73,145	69,922
Provision for Loan Losses	2,590	4,237
Net Interest Income after Provision for Loan Losses	70,555	65,685
Noninterest Income	11,496	8,705
Noninterest Expense	58,520	52,184
Income Before Income Taxes	23,531	22,206
Income Tax Expense	4,506	8,676
Net Income	$19,025	$13,530

Earnings Per Common Share
Basic	$1.50	$1.03
Diluted	$1.45	$1.01

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

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$14,091	$4,848	$5,111

Denominator:
Weighted Average Common Shares Outstanding	11,124,585	7,658,137	7,033,476
Dilutive Effect of Stock Options and Warrants	421,358	345,822	281,607
Weighted Average Dilutive Common Shares	11,545,943	8,003,959	7,315,083

Basic Earnings Per Common Share From Net Income Available to Common Shares	$1.27	$0.63	$0.73

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$1.22	$0.61	$0.70

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had required reserves of $1.6 million as of December 31, 2018 and none as of December 31, 2017.

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$17,529	$54	$144	$17,439
Corporate Securities	13,052	76	436	12,692
Mortgage-Backed Securities	168,854	328	3,564	165,618
Municipal Securities	114,472	250	955	113,767
Other Securities	-	-	-	-

Total Securities Available for Sale	$313,907	$708	$5,099	$309,516

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

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2018 and 2017, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,399	$28	$4,610	$116	$9,009	$144
Corporate Securities	6,274	260	2,324	176	8,598	436
Mortgage-Backed Securities	67,770	1,264	61,271	2,300	129,041	3,564
Municipal Securities	40,473	484	29,782	471	70,255	955
Other Securities	-	-	-	-	-	-

Total Securities Available for Sale	$118,916	$2,036	$97,987	$3,063	$216,903	$5,099

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,136	$56	$2,004	$12	$6,140	$68
Corporate Securities	4,448	69	2,007	23	6,455	92
Mortgage-Backed Securities	8,320	71	71,182	1,753	79,502	1,824
Municipal Securities	25,798	168	11,927	259	37,725	427
Other Securities	-	-	734	97	734	97

Total Securities Available for Sale	$42,702	$364	$87,854	$2,144	$130,556	$2,508

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair values of securities available for sale as of December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$15,293	$15,295
One to Five Years	74,679	74,213
Over Five to Ten Years	137,471	134,880
Over Ten Years	86,464	85,128

Total Securities Available for Sale	$313,907	$309,516

Securities available for sale with a fair value of $172.2 million and $103.2 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2018 and 2017.

There were $7,000, $31,000 and $260,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2018, 2017 and 2016, respectively. There were $28,000 realized gross losses from sales or redemptions of securities for the year ended December 31, 2016, and no realized gross losses from sales or redemptions of securities for the years ended December 31, 2018 and 2017, respectively.

The Bank has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $3.6 million and $4.0 million, respectively, at December 31, 2018 and 2017. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2018 and 2017. The Bank also has investments of $202,000 and $100,000 in The Independent Bankers Bank, $1.5 million and $1.8 million in McLarty Capital Partners SBIC, L.P., $1.6 million and $1.6 million in McLarty Capital Partners SBIC II, L.P., $1.1 million and $654,000 in Bluehenge Capital Secured Debt SBIC, L.P., $13,000 and $13,000 in New Louisiana Angel Fund 2, LLC, $621,000 and $226,000 in Bankers Insurance, LLC, and $655,000 and $252,000 in First National Bankers Bank at December 31, 2018 and 2017, respectively. These investments are carried at cost due to the lack of a quoted market price and a ready market for these types of investments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Real estate loans:
Construction and land	$211,054	$143,535
Farmland	45,989	10,480
1-4 family residential	270,583	157,505
Multi-family residential	39,273	20,717
Nonfarm nonresidential	518,660	337,699
Commercial	363,640	254,427
Consumer	79,270	50,921
Total loans held for investment	1,528,469	975,284

Less:
Allowance for loan losses	(11,220)	(8,765)
Net loans	$1,517,249	$966,519

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2018 and 2017.

Net deferred loan origination fees were $1.7 million and $1.3 million at December 31, 2018 and 2017, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2018 and 2017, overdrafts of $858,000 and $129,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the balance sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $147.0 million and $82.4 million at December 31, 2018 and 2017, respectively.

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

Total loans held for investment at December 31, 2018 includes $334.8 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2018 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $10.7 million and acquired performing loans not accounted for under ASC 310-30 totaling $327.3 million with a related purchase discount of $3.2 million.

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

The following table sets forth, as of December 31, 2018 and 2017, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2018
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,421	$76	$1,284	$144	$2,323	$3,147	$370	$8,765
Charge-offs	(90)	-	(294)	-	-	-	(88)	(472)
Recoveries	398	-	18	-	13	28	80	537
Provision	(139)	28	530	92	379	1,278	222	2,390
Ending Balance	$1,590	$104	$1,538	$236	$2,715	$4,453	$584	$11,220

Ending Balance:
Individually evaluated for impairment	$-	$-	$96	$-	$47	$1,112	$25	$1,280

Collectively evaluated for impairment	$1,590	$104	$1,442	$236	$2,668	$3,341	$559	$9,940

Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending Balance	$211,054	$45,989	$270,583	$39,273	$518,660	$363,640	$79,270	$1,528,469

Ending Balance:
Individually evaluated for impairment	$32	$112	$2,728	$-	$4,155	$5,208	$125	$12,360

Collectively evaluated for impairment	$211,022	$45,713	$267,761	$39,273	$507,506	$354,985	$79,145	$1,505,405

Purchased Credit Impaired (1)	$-	$164	$94	$-	$6,999	$3,447	$-	$10,704

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

As of December 31, 2018 and 2017, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	-	36	-	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

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

As of December 31, 2018 and 2017, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.9 million and $132,000, respectively. As of December 31, 2018 and 2017, loan balances outstanding on non-accrual status amounted to $11.7 million and $12.5 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table reflects certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2018 and 2017. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$325	$13	$89	$427	$210,627	$211,054	$60
Farmland	-	96	-	96	45,893	45,989	-
1-4 family residential	1,596	588	1,400	3,584	266,999	270,583	270
Multi-family residential	36	-	-	36	39,237	39,273	-
Nonfarm nonresidential	2,437	-	3,967	6,404	512,256	518,660	450
Commercial	328	287	3,241	3,856	359,784	363,640	1,038
Consumer	237	89	106	432	78,838	79,270	58
Total	$4,959	$1,073	$8,803	$14,835	$1,513,634	$1,528,469	$1,876

	December 31, 2017
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$-	$91	$91	$143,444	$143,535	$-
Farmland	-	-	-	-	10,480	10,480	-
1-4 family residential	470	319	939	1,728	155,777	157,505	73
Multi-family residential	-	-	-	-	20,717	20,717	-
Nonfarm nonresidential	2,344	103	3,329	5,776	331,923	337,699	-
Commercial	-	-	3,274	3,274	251,153	254,427	59
Consumer	6	-	367	373	50,548	50,921	-
Total	$2,820	$422	$8,000	$11,242	$964,042	$975,284	$132

Loan Receivables on Nonaccrual Status

	December 31,
	2018	2017
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$32	$92
Farmland	112	-
1-4 family residential	2,728	2,429
Multi-family residential	-	-
Nonfarm nonresidential	6,031	5,935
Commercial	2,663	3,638
Consumer	125	441
Total	$11,691	$12,535

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is a summary of information pertaining to impaired loans as of December 31, 2018 and 2017. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $254,000 and $247,000 for the years ended December 31, 2018 and 2017, respectively.

	December 31, 2018
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$22
Farmland	-	-	-	-
1-4 family residential	363	451	96	303
Multi-family residential	-	-	-	-
Nonfarm nonresidential	447	501	47	367
Other Loans:
Commercial	1,883	2,935	1,112	547
Consumer	25	25	25	2
Total	$2,718	$3,912	$1,280	$1,241

With no allowance recorded:
Real Estate Loans:
Construction and land	$32	$56	$-	$15
Farmland	112	193	-	9
1-4 family residential	2,365	3,975	-	2,708
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,708	3,833	-	5,240
Other Loans:
Commercial	3,325	4,198	-	5,350
Consumer	100	144	-	261
Total	$9,642	$12,399	$-	$13,583

Total Impaired Loans:
Real Estate Loans:
Construction and land	$32	$56	$-	$37
Farmland	112	193	-	9
1-4 family residential	2,728	4,426	96	3,011
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,155	4,334	47	5,607
Other Loans:
Commercial	5,208	7,133	1,112	5,897
Consumer	125	169	25	263
Total	$12,360	$16,311	$1,280	$14,824

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company elected to account for certain loans acquired in business combinations as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The expected cash flows approximated fair value as of the date of mergers.

The following table presents the changes in the carrying amount of the purchased impaired credits accounted for under ASC 310-30 for the periods presented.

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2016	$1,776
Payments received, net of discounts realized	(924)
Purchased impaired credit participation interest sales proceeds, net of discount realized	511
Charge-offs	(667)
Carrying amount - December 31, 2017	696
Carrying amount of purchased impaired credits acquired in MBI acquisition	5,798
Carrying amount of purchased impaired credits acquired in RSBI acquisition	4,533
Payments received, net of discounts realized	(507)
Purchased impaired credit participation interest sales proceeds, net of discount realized	210
Charge-offs	(26)
Carrying amount - December 31, 2018	$10,704

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2018 and 2017, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

The following tables present informative data regarding troubled debt restructurings as of December 31, 2018 and 2017.

Modifications as of December 31, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,412	2,308
Other Loans:
Commercial	6	5,914	3,512
Total	10	$8,326	$5,820

Modifications as of December 31, 2017:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$703	$455
Other Loans:
Commercial	4	4,498	2,605
Total	6	$5,201	$3,060

The Bank had $79,000 and $3.3 million in troubled debt restructurings that subsequently defaulted during the years ended December 31, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2018 and 2017 consist of the following:

	2018	2017
	(Dollars in thousands)
Land	$2,984	$2,098
Buildings and Leasehold Improvements	15,473	7,143
Furniture and Equipment	9,373	5,697
Total Bank Premises and Equipment	27,830	14,938
Less: Accumulated Depreciation	(12,716)	(6,158)
Total Bank Premises and Equipment, net	$15,114	$8,780

The provision for depreciation and amortization charged to operating expenses was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was acquired in acquisitions during the years ended December 31, 2018 and December 31, 2015, respectively, as a result of business combinations. The carrying amount of goodwill as of December 31, 2018 and 2017 was $49.5 million and $6.8 million, respectively. The Company performed the required annual goodwill impairment test as of December 31, 2018. The Company’s annual test did not indicate any impairment.

Core deposit intangibles were acquired in conjunction with the business combinations. A summary of the core deposit intangible asset as of December 31, 2018 and 2017 is as follows:

	2018	2017
	(Dollars in thousands)
Gross Carrying Amount	$2,762	$2,762
Acquisitions	6,441	-
Less: Accumulated Amortization	(1,318)	(759)
Net Carrying Amount	$7,885	$2,003

Amortization expense on the core deposit intangible asset recorded in other expenses totaled approximately $559,000, $276,000 and $276,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)
2019	$920
2020	920
2021	920
2022	920
2023	920
Thereafter	3,285
Total Core Deposit Intangible	$7,885

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 10 – Deposits –

Deposit accounts at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
	(Dollars in thousands)
Noninterest Bearing - DDA	$382,354	$264,646
Noninterest Bearing Deposits	382,354	264,646
Interest Bearing - DDA	40,969	40,603
NOW and Super NOW Accounts	310,527	139,302
Money Market Accounts	334,763	219,035
Savings Accounts	94,211	37,538
Certificates of Deposit Over $250,000	160,145	90,530
Other Certificates of Deposit	410,965	263,879
Interest Bearing Deposits	1,351,580	790,887
Total Deposits	$1,733,934	$1,055,533

Approximately 65.6% of certificates of deposit as of December 31, 2018 have stated maturity dates during 2019 and the remaining 34.4% have stated maturity dates during 2020 and beyond.

At December 31, 2018 and 2017, total deposits for the top three customer relationships was approximately $146.2 million and $111.2 million, respectively, which represented 8.4% and 10.5% of total deposits, respectively. Brokered and reciprocal deposits were approximately $111.8 million and $78.3 million at December 31, 2018 and 2017, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $30.9 million and $23.1 million at December 31, 2018 and 2017, respectively. Other public fund deposits were approximately $263.8 million and $147.7 million at December 31, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 11 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $55.0 million and $75.0 million at December 31, 2018 and 2017, respectively, consisting of:

One fixed rate loan of $30.0 million at December 31, 2018 and 2017, with interest at 2.41% paid monthly. Principal is due at maturity in November 2022.

One fixed rate loan of $25.0 million at December 31, 2018, with interest at 2.54% paid monthly. Principal is due at maturity in June 2019.

One fixed rate loan of $15.0 million, at December 31, 2017, with interest at 1.90% paid monthly. Principal was due at maturity in December 2018, but paid off in June 2018, with quarterly call options beginning in 2013.

One fixed rate loan of $30.0 million at December 31, 2017, with interest at 1.53% paid monthly. Principal was due at maturity in March 2018.

These advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans in the Bank’s loan portfolio consisting of performing 1-4 family mortgages and certain small business, small farm and small agriculture loans. The blanket lien totaled approximately $544.0 million at December 31, 2018 with unused availability for advances and letters of credit of approximately $351.6 million.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2018 and 2017 were $126.0 million and $113.5 million, respectively. There was no balance on these lines at December 31, 2018 and 2017.

On September 12, 2016, the Company borrowed $3.0 million from First National Bankers Bank (FNBB) with a maturity date of September 12, 2026. This advance was paid off in December 2018. This advance was due in nine annual principal payments of $300,000 beginning on September 12, 2017, and one final principal and interest payment of $303,000 due on September 12, 2026. This advance was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. The balance outstanding was $2.7 million as of December 31, 2017. The advance carried a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.50% as of December 31, 2017, and adjusted based on changes in the index rate. This FNBB long term advance was established for the purpose of paying off the revolving line of credit with First Tennessee Bank National Association (FTN).

FNBB also allowed the Company to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. This line of credit was paid off in December 2018. The balance on this line of credit was $862,000 at December 31, 2017. The line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate. The rate was 4.50% at December 31, 2017, and adjusted based on changes in the index rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

On December 17, 2018, the Company entered into a Subordinated Note Purchase Agreement in the amount of $25.0 million. This debt agreement bears a fixed-to-floating rate at 6.75% and interest is due quarterly. The principal amount is due at maturity in 2033. This debt agreement is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank. This debt agreement was established for the purpose of paying off the FNBB note and for general corporate purposes.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2018 and 2017, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 2.5% to 7.0% and maturity dates ranging from 2024 to 2040. The related liability to repurchase these securities was $12.2 million and $1.9 million at December 31, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands)
Provision for Current Taxes - Federal	$3,681	$977	$660
Provision (Credit) for Deferred Taxes	(402)	1,458	953
Adjustment to Deferred Taxes for Enactment of 21%
Federal Statutory Rate on December 22, 2017	-	1,668	-
Total Provision for Income Taxes	$3,279	$4,103	$1,613

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands)
Federal Statutory Income Tax	$3,648	$3,043	$2,286
Tax Exempt Income	(512)	(701)	(708)
Adjustment to Deferred Taxes for Enactment of 21%
Federal Statutory Rate on December 22, 2017	-	1,668	-
Other - Net	143	93	35
Total Provision for Income Taxes	$3,279	$4,103	$1,613

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets (liabilities) are as follows:

	2018	2017
	(Dollars in thousands)
Allowance for Loan Losses	$2,356	$1,841
Acquried Loans Fair Market Value Adjustment	1,397	470
Acquired Securities Difference in Basis	(241)	(450)
Amortization of Start-Up Costs	17	26
Stock Warrants and Options	718	693
Depreciation	(517)	(476)
Interest on Acquired Nonaccrual Loans	-	25
Unrealized Loss on Securities	922	437
Other Real Estate	55	35
Core Deposit Intangible	(1,656)	(421)
Deposit Premium	67	-
Deferred Compensation	548	473
Alternative Minimum Tax Credit	193	310
Branch Closures	(47)	-
Net Operating Loss Carryforward	36	42
Net Deferred Tax Asset	$3,848	$3,005

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company acquired certain deferred tax attributes and liabilities as a result of its merger with AGFC, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2018 the NOL carryforward was $172,000 and expires in 2033. The AMT credit carryforward was $193,000 as of December 31, 2018 and can be carried forward as a credit against the Company’s regular tax liability. The Tax Cuts and Jobs Act enacted December 22, 2017 permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018, 2019, and 2020, and a 100% refund in 2021.

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:

Balance at Beginning of Year	$(1,644)	$(2,330)

Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	(1,831)	937
Reclassification Adjustment for Gains
Realized - Net of Tax	6	20

Other Comprehensive Income (Loss)	(1,825)	957

Reclassify Stranded Tax Effects	-	(271)

Balance at End of Year	$(3,469)	$(1,644)

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.30 per share and $0.23 per share for the years ended December 31, 2018 and 2017, respectively, based upon quarterly financial performance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2018 and 2017, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2018 and 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total capital, Tier I capital, risk-based common equity Tier I, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2018 and 2017.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$242,144	13.91%	N/A	N/A	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$205,924	11.83%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$205,924	11.83%	N/A	N/A	N/A	N/A
Tier I Leveraged Capital (to Average Assets)	$205,924	11.66%	N/A	N/A	N/A	N/A

December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$181,565	15.23%	N/A	N/A	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$172,800	14.49%	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$172,800	14.49%	N/A	N/A	N/A	N/A
Tier I Leveraged Capital (to Average Assets)	$172,800	13.53%	N/A	N/A	N/A	N/A

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bank	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$224,356	12.90%	$139,126	8.00%	$173,908	10.00%
Tier I Capital (to Risk-Weighted Assets)	$213,136	12.26%	$104,345	6.00%	$139,126	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$213,136	12.26%	$78,259	4.50%	$113,040	6.50%
Tier I Leveraged Capital (to Average Assets)	$213,136	12.08%	$70,592	4.00%	$88,241	5.00%

December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$120,806	10.24%	$94,377	8.00%	$117,971	10.00%
Tier I Capital (to Risk-Weighted Assets)	$112,041	9.50%	$70,783	6.00%	$94,377	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$112,041	9.50%	$53,087	4.50%	$76,681	6.50%
Tier I Leveraged Capital (to Average Assets)	$112,041	8.78%	$51,040	4.00%	$63,800	5.00%

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2018, no awards have been granted under the Plan, and 500,000 shares of common stock remain available for grant.

Restricted Stock Awards

The Company issues restricted stock under various plans for certain officers and other key employees. The restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends and have full voting rights with respect to those shares as of the date of grant. The compensation expense for these awards is determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares awarded and is recognized over the requisite service period.

During the years ended December 31, 2018 and 2017, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2018 and 2017, respectively, the Company recognized $766,000 and $129,000 in compensation costs related to restricted stock awards. At December 31, 2018 and 2017, respectively, unrecognized share-based compensation associated with these awards totaled $1.1 million and $92,000.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	8,662	$17.00	-	$-
Granted	39,789	20.00	12,981	17.00
Forfeited	-	-	-	-
Earned and Issued	(17,449)	19.26	(4,319)	17.00
Balance, at End of Period	31,002	$19.58	8,662	$17.00

Stock Grants

During the years ended December 31, 2018 and 2017, the Company issued a total of 3,750 shares and 4,410 shares of common stock, respectively, to non-employee directors as inducement to their board service. During the year ended December 31, 2018, the Company issued 5,552 shares to employees and a total of 1,000 shares of common stock to an employee as inducement to their employment for the year ended December 31, 2017 (the shares vested immediately upon issuance). The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. Included in directors fees expense and compensation expense for the year ended December 31, 2018 was $75,000 and $140,000, respectively, and $75,000 and $17,000, respectively, during the year ended December 31, 2017.

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants may be exercised by the holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). The warrants were fully vested on February 1, 2011 and were to expire in 2016. The warrant agreements were amended effective February 1, 2016 to extend the expiration time to February 2, 2019, with $48,000 of compensation cost recognized on the effective date. All warrants were exercised at expiration.

At December 31, 2018 and 2017, warrants for 87,625 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2018, all of the 87,625 outstanding warrants were vested and there was no unrecognized compensation. However, the amendment effective February 1, 2016 extended the exercise period and retained the $10 per share exercise price. As a result, in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, the “optionality” of the warrants was eliminated thereby restricting the situations in which the warrants can be exercised to occur upon the earlier of (i) immediately prior to the February 2, 2019 expiration date, (ii) a change in control of the Company or the Bank, (iii) the warrant holder’s death, (iv) the warrant holder becoming disabled, and (v) the warrant holder incurring a separation from the Company or the Bank (if the warrant holder is an employee of the Company or the Bank).

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

Compensation expense recognized as a result of vesting was approximately $119,000 and $207,000 in 2018 and 2017, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2016. There were no share-based awards for the years ended December 31, 2018 and 2017, respectively, since the Plan expired December 22, 2016.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2018		2017
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	831,080	$12.73	998,480	$12.82
Granted	-	-	-	-
Exercised	(49,000)	12.42	-	-
Forfeited or Expired	(2,000)	17.11	(167,400)	13.25
Outstanding Options, at End of Period	780,080	$12.74	831,080	$12.73
Exerciseable, at End of Period	761,747	$12.64	784,698	$12.49

At December 31, 2018, options for 761,747 shares at a weighted average exercise price of $12.64 were vested and exercisable, and there were 18,333 nonvested options and approximately $81,000 of unrecognized compensation costs related to these options which is expected to be recognized over a period of two years.

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

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $690,000, $542,000 and $467,000 and is included in salaries and employee benefits for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2018 and 2017, the Company had recorded accrued liabilities of $2.4 million and $2.1 million, respectively. The expense related to the deferred compensation agreements was $224,000 and $209,000 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2016, the Company recognized income of $339,000 related to the deferred compensation agreements, as a result of the termination of some members of the select group of management.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 18 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands)
Business Development	$1,239	$1,193	$1,253
Communications	885	830	872
Ad Valorem Shares Tax	1,135	804	650
Data Processing Fees	1,557	1,537	1,528
Directors Fees	436	400	337
Insurance	256	283	301
Legal and Professional Fees	1,695	1,159	1,806
Office Supplies and Printing	578	421	455
Regulatory Assessments	1,359	904	847
Taxes and Licenses	201	11	24
Merger and Conversion Costs	3,024	129	8
Other	4,156	2,829	2,943
Total Other Expenses	$16,521	$10,500	$11,024

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $322.5 million and standby and commercial letters of credit of approximately $11.5 million at December 31, 2018.

Note 20 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East and West Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne, Jefferson, Webster, Richland and adjacent parishes, and the Dallas, Texas area. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 7. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $518.7 million and $337.7 million, which accounted for 33.9% and 34.6% of total loans held for investment at December 31, 2018 and 2017, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $211.1 million and $143.5 million, respectively; these loans represented 13.8% and 14.7% of total loans held for investment at December 31, 2018 and 2017, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 21 – Commitments –

Leases

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $2.5 million, $1.8 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2019	$2,366
2020	1,678
2021	1,409
2022	1,215
2023 and Thereafter	5,830
Total Future Minimum Lease Payments	$12,498

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

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty), McLarty Capital Partners SBIC II, L.P. (McLarty II), Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge) and New Louisiana Angel Fund 2, LLC (New Louisiana); details of these commitments at December 31, 2018 are below.

	McLarty	McLarty II	Bluehenge	New Louisiana
	(Dollars in thousands)
Total Capital Commitment	$2,000	$2,500	$1,500	$50
Capital Called	$1,802	$1,604	$1,102	$13
Remaining Unfunded Capital Commitment	$198	$896	$398	$37

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $137.3 million and $81.0 million at December 31, 2018 and 2017, respectively. The outstanding letters of credit as of December 31, 2018 are as follows:

Two letters of credit totaling $25.0 million expires in April 2019.

Four letters of credit totaling $16.9 million expires in May 2019.

One letter of credit of $157,000 expires in August 2019.

One letter of credit of $35.0 million expires in September 2019.

Three letters of credit totaling $60.3 million expires in December 2019.

Note 22 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $27.4 million and $24.0 million at December 31, 2018 and 2017, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The activity in loans to directors, officers and their affiliates is as follows:

	2018	2017
	(Dollars in thousands)
Balance - Beginning of Year	$24,047	$15,139
New Loans	13,478	14,283
Repayments	(10,166)	(5,375)

Balance - End of Year	$27,359	$24,047

Related party deposits totaled $35.5 million and $15.9 million as of December 31, 2018 and 2017, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2018
Available for Sale:
U.S. Government Agency Securities	$17,439	$-	$17,439	$-
Corporate Securities	12,692	-	12,692	-
Mortgage-Backed Securities	165,618	-	165,618	-
Municipal Securities	113,767	-	105,383	8,384
Other Securities	-	-	-	-
Total	$309,516	$-	$301,132	$8,384

December 31, 2017
Available for Sale:
U.S. Government Agency Securities	$8,953	$-	$8,953	$-
Corporate Securities	13,041	-	13,041	-
Mortgage-Backed Securities	79,941	-	79,941	-
Municipal Securities	76,479	-	67,817	8,662
Other Securities	734	-	734	-
Total	$179,148	$-	$170,486	$8,662

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

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2018
Assets:
Impaired Loans	$21,557	$-	$21,557	$-
Repossessed Assets	1,920	-	1,920	-
Total	$23,477	$-	$23,477	$-

December 31, 2017
Assets:
Impaired Loans	$13,576	$-	$13,576	$-
Repossessed Assets	227	-	227	-
Total	$13,803	$-	$13,803	$-

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2018 and 2017 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2018
Financial Assets:
Cash and Short-Term Investments	$137,908	$137,908	$137,908	$-	$-
Securities	309,516	309,516	-	301,132	8,384
Mortgage Loans Held for Sale	58	58	-	58	-
Loans - Net	1,517,249	1,495,454	-	-	1,495,454
Cash Value of BOLI	31,882	31,882	-	31,882	-
Other Equity Securities	9,282	9,282	-	-	9,282
Total	$2,005,895	$1,984,100	$137,908	$333,072	$1,513,120

Financial Liabilities:
Deposits	$1,733,934	$1,717,698	$-	$-	$1,717,698
Borrowings	92,229	104,930	-	104,930	-
Total	$1,826,163	$1,822,628	$-	$104,930	$1,717,698

December 31, 2017
Financial Assets:
Cash and Short-Term Investments	$116,411	$116,411	$116,411	$-	$-
Securities	179,148	179,148	-	170,486	8,662
Mortgage Loans Held for Sale	201	201	-	201	-
Loans - Net	966,519	952,113	-	-	952,113
Cash Value of BOLI	23,200	23,200	-	23,200	-
Other Equity Securities	8,627	8,627	-	-	8,627
Total	$1,294,106	$1,279,700	$116,411	$193,887	$969,402

Financial Liabilities:
Deposits	$1,055,533	$1,046,096	$-	$-	$1,046,096
Borrowings	80,501	81,059	-	81,059	-
Total	$1,136,034	$1,127,155	$-	$81,059	$1,046,096

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 26 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	2018	2017
Assets:

Cash	$14,643	$62,727
Investment in Subsidiaries	267,270	119,176
Other Assets	3,217	2,121
Total Assets	$285,130	$184,024

Liabilities:

Short Term Borrowings	$-	$862
Accrued Interest Payable	69	7
Long Term Borrowings	-	2,700
Subordinated Debt	25,000	-
Other Liabilities	3	520
Total Liabilities	25,072	4,089

Shareholders' Equity:

Common Stock	13,213	10,232
Additional Paid-in Capital	212,332	144,172
Retained Earnings	37,982	27,175
Accumulated Other Comprehensive Loss	(3,469)	(1,644)

Total Shareholders' Equity	260,058	179,935
Total Liabilities and Shareholders' Equity	$285,130	$184,024

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

	2018	2017	2016
Income:
Interest Income	$46	$-	$-
Expenses:
Interest Expense	237	155	99
Other Operating Expenses	3,275	544	1,365

Income (Loss) before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	(3,466)	(699)	(1,464)

Income Tax Expense (Benefit)	(623)	233	(498)

Income (Loss) before Equity in Undistributed Net Income of
Subsidiaries	(2,843)	(932)	(966)

Equity in Undistributed Net Income of Subsidiaries	16,934	5,780	6,077
Net Income	$14,091	$4,848	$5,111

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018. Our independent registered public accountants have issued an audit report on our internal control over financial reporting which appears elsewhere in this Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 16, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 11. Executive Compensation.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 16, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 16, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 16, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on May 16, 2019, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

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

2.4	Agreement and Plan of Reorganization, dated June 1, 2018, by and between Business First Bancshares, Inc. and Richland State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on June 4, 2018 (File No. 001-38447)).

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

10.1 †

Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated August 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.2 †

Amendment to Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated April 1, 2011 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.3 †	Change in Control Agreement, dated December 1, 2017, between Business First Bank and Gregory Robertson.*

10.4 †	Change in Control Agreement, dated July 1, 2018, between Business First Bank and Philip Jordan.*

10.5 †	Executive Employment Agreement, effective January 1, 2018, between Business First Bank and Jack E. Byrd, Jr.*

10.6 †	Executive Employment Agreement, effective November 30, 2018, between Business First Bank and N. Jerome Vascocu.*

10.7 †

Business First Bancshares 2006 Stock Option Plan (“2006 Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.8 †

Form of Incentive Stock Option Award Agreement under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.9 †

Form of Incentive Stock Option Award Agreement (As Amended), under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.10 †	Form of Warrant Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.11 †

Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form S-4 Registration Statement filed by Business First Bancshares, Inc. on February 5, 2015 (File No. 333-200112)).

10.12 †

Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016 (incorporated by reference to Exhibit 10.10 included in the Company’s Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016 (File No. 333-200112)).

10.13 †

Business First Bancshares, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 included in the Annual Report on Form 10-K filed by Business First Bancshares, Inc., dated as of December 31, 2017 and filed March 21, 2018 (File No. 333-200112)).

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

†	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 22, 2019	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2019.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 22, 2019
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 22, 2019
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Lloyd Benny Alford	Director	March 22, 2019
Lloyd Benny Alford

By	/s/ Jack E. Byrd, Jr.	Director	March 22, 2019
Jack E. Byrd, Jr.

By:	/s/ John Graves	Director	March 22, 2019
John Graves

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 22, 2019
Robert S. Greer, Jr.

Signature		Title

By	/s/ David L. Laxton, III	Director	March 22, 2019
David L. Laxton, III

By	/s/ Rolfe Hood McCollister, Jr.	Director	March 22, 2019
Rolfe Hood McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 22, 2019
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 22, 2019
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 22, 2019
David A. Montgomery, Jr.

By:	/s/ Arthur Price	Director	March 22, 2019
Arthur Price

By:	/s/ Fayez K. Shamieh	Director	March 22, 2019
Fayez K. Shamieh

By:	/s/ C. Stewart Slack	Director	March 22, 2019
C. Stewart Slack

By:	/s/ Kenneth Smith	Director	March 22, 2019
Kenneth Smith

By:	/s/ Thomas Everett Stewart, Jr.	Director	March 22, 2019
Thomas Everett Stewart, Jr.

By:	/s/ N. Jerome Vascocu	Director	March 22, 2019
N. Jerome Vascocu

By:	/s/ Steve White	Director	March 22, 2019
Steve White

By:	/s/ Robert Yarborough	Director	March 22, 2019
Robert Yarborough