Form 10-Q
period 2019-03-31
Business First Bancshares, Inc.
filed 2019-05-10
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	BFST	NASDAQ Global Select Market

As of May 3, 2019, the issuer has outstanding 13,361,482 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2019	December 31,
	(Unaudited)	2018
ASSETS
Cash and Due from Banks	$52,606	$96,072
Federal Funds Sold	30,093	41,836
Securities Available for Sale, at Fair Values	304,122	309,516
Mortgage Loans Held for Sale	753	58
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $11,818 at March 31, 2019 and $11,220 at December 31, 2018	1,574,364	1,517,249
Premises and Equipment, Net	27,014	15,114
Accrued Interest Receivable	7,054	8,223
Other Equity Securities	8,508	9,282
Other Real Estate Owned	1,683	1,909
Cash Value of Life Insurance	32,050	31,882
Deferred Taxes	3,077	3,848
Goodwill	49,534	49,488
Core Deposit Intangible	7,655	7,885
Other Assets	2,887	2,534
Total Assets	$2,101,400	$2,094,896

LIABILITIES
Deposits:
Noninterest Bearing	$396,775	$382,354
Interest Bearing	1,347,608	1,351,580
Total Deposits	1,744,383	1,733,934
Securities Sold Under Agreements to Repurchase	11,070	12,229
Subordinated Debt	25,000	25,000
Federal Home Loan Bank Borrowings	30,000	55,000
Accrued Interest Payable	2,039	1,374
Other Liabilities	19,764	7,301
Total Liabilities	1,832,256	1,834,838

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,361,482 and 13,213,280 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018, respectively	13,361	13,213
Additional Paid-in Capital	213,537	212,332
Retained Earnings	42,576	37,982
Accumulated Other Comprehensive Loss	(330)	(3,469)
Total Shareholders' Equity	269,144	260,058
Total Liabilities and Shareholders' Equity	$2,101,400	$2,094,896

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2019	2018
Interest Income:
Interest and Fees on Loans	$22,423	$15,676
Interest and Dividends on Securities	1,874	1,423
Interest on Federal Funds Sold and Due From Banks	290	127
Total Interest Income	24,587	17,226
Interest Expense:
Interest on Deposits	4,757	2,298
Interest on Borrowings	710	428
Total Interest Expense	5,467	2,726
Net Interest Income	19,120	14,500
Provision for Loan Losses	633	474
Net Interest Income after Provision for Loan Losses	18,487	14,026
Other Income:
Service Charges on Deposit Accounts	938	610
Other Income	1,373	1,125
Total Other Income	2,311	1,735
Other Expenses:
Salaries and Employee Benefits	8,552	6,704
Occupancy and Equipment Expense	1,894	1,418
Other Expenses	3,344	3,822
Total Other Expenses	13,790	11,944
Income Before Income Taxes	7,008	3,817
Provision for Income Taxes	1,349	709
Net Income	$5,659	$3,108
Earnings Per Share:
Basic	$0.43	$0.30
Diluted	$0.41	$0.29

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2019	2018
Consolidated Net Income	$5,659	$3,108

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	3,973	(3,470)
Income Tax Effect	(834)	729
Other Comprehensive Income (Loss)	3,139	(2,741)
Consolidated Comprehensive Income (Loss)	$8,798	$367

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	3,108	-	3,108
Other Comprehensive Income (Loss)	-	-	-	(2,741)	(2,741)
Cash Dividends Declared, $0.06 Per Share	-	-	(614)	-	(614)
Stock Based Compensation Cost	44	344	-	-	388
Surrendered Shares of Stock Based Compensation	(4)	(75)	(3)	-	(82)
Balances at March 31, 2018	$10,272	$144,441	$29,666	$(4,385)	$179,994

Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	5,659	-	5,659
Other Comprehensive Income (Loss)	-	-	-	3,139	3,139
Cash Dividends Declared, $0.08 Per Share	-	-	(1,065)	-	(1,065)
Stock Issuance	114	1,154	-	-	1,268
Stock Based Compensation Cost	44	249	-	-	293
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Balances at March 31, 2019	$13,361	$213,537	$42,576	$(330)	$269,144

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Consolidated Net Income	$5,659	$3,108
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	633	474
Depreciation and Amortization	398	290
Net Accretion of Purchase Accounting Valuations	(282)	(253)
Noncash Compensation Expense	85	306
Net Amortization of Securities	439	571
Loss on Sale of Other Real Estate Owned, Net of Writedowns	56	-
Increase in Cash Value of Life Insurance	(168)	(168)
Credit for Deferred Income Taxes	(63)	(465)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	1,169	565
(Increase) Decrease in Other Assets	(353)	1,014
Increase (Decrease) in Accrued Interest Payable	665	(16)
Increase (Decrease) in Other Liabilities	597	(1,144)
Net Cash Provided by Operating Activities	8,835	4,282

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(9,594)	(2,015)
Proceeds from Maturities / Sales of Securities Available for Sale	9,828	5,740
Proceeds from Paydowns of Securities Available for Sale	8,694	8,261
Net Cash Paid in Merger	-	(49,796)
Purchases of Other Equity Securities	(46)	(255)
Redemption of Other Equity Securities	820	58
Net Increase in Loans	(58,057)	(22,614)
Purchases of Premises and Equipment	(432)	(305)
Proceeds from Sales of Other Real Estate	170	2
Net Decrease in Federal Funds Sold	11,743	6,590
Net Cash Used in Investing Activities	(36,874)	(54,334)

(CONTINUED)

	For The Three Months Ended March 31,
	2019	2018
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	10,529	(11,746)
Net Decrease in Securities Sold Under Agreements to Repurchase	(1,159)	(2,552)
Net Repayments on Federal Home Loan Bank Borrowings	(25,000)	(5,000)
Proceeds from Issuance of Common Stock	392	-
Proceeds from Exercise of Stock Warrants	876	-
Payment of Dividends on Common Stock	(1,065)	(614)
Net Cash Used in Financing Activities	(15,427)	(19,912)
Net Increase (Decrease) in Cash and Cash Equivalents	(43,466)	(69,964)
Cash and Cash Equivalents at Beginning of Period	96,072	107,591
Cash and Cash Equivalents at End of Period	$52,606	$37,627

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$4,498	$2,082
Interest on Borrowings	$304	$430
Income Tax Payments	$-	$-

Supplemental Schedule for Noncash Investing
and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$3,973	$(3,470)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(834)	$729
Transfer of Loans to Other Real Estate	$-	$8
Transfer of Premises and Equipment to Other Real Estate	$-	$1,049

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2018.

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

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2019. These reclassifications have no effect on previously reported net income.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cost and Allocation of Purchase Price for Richland State Bancorp, Inc. (RSBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to RSBI Shareholders on December 1, 2018	1,679,559
Closing Stock Price on November 30, 2018	25.29
Total Purchase Price	$42,476
Net Assets Acquired:
Cash and Cash Equivalents	$40,648
Securities Available for Sale	63,823
Loans and Leases Receivable	190,964
Premises and Equipment, Net	5,282
Cash Value of Life Insurance	7,260
Core Deposit Intangible	3,947
Other Assets	4,527
Total Assets	316,451

Deposits	289,979
Other Liabilities	1,103
Total Liabilities	291,082
Net Assets Acquired	25,369
Goodwill Resulting from Merger	$17,107

On May 3, 2019, the Company executed a branch purchase and assumption agreement with another financial institution to transfer a banking branch acquired from Richland State Bank.  As of March 31, 2019, the banking branch consisted of approximately $28.3 million in deposits and $4.7 million in loans.   The Company does not believe the transaction will result in the recognition of any net impairment or loss.

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

	For The Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$5,659	$3,108
Denominator:
Weighted Average Common Shares Outstanding	13,287,560	10,232,933
Dilutive Effect of Stock Options and Warrants	365,565	345,822
Weighted Average Dilutive Common Shares	13,653,125	10,578,755

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.43	$0.30

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.41	$0.29

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$19,352	$200	$37	$19,515
Corporate Securities	13,046	98	232	12,912
Mortgage-Backed Securities	167,705	975	1,816	166,864
Municipal Securities	104,436	630	235	104,831
Total Securities Available for Sale	$304,539	$1,903	$2,320	$304,122

	December 31, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$17,529	$54	$144	$17,439
Corporate Securities	13,052	76	436	12,692
Mortgage-Backed Securities	168,854	328	3,564	165,618
Municipal Securities	114,472	250	955	113,767
Total Securities Available for Sale	$313,907	$708	$5,099	$309,516

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$4,347	$37	$4,347	$37
Corporate Securities	3,938	92	2,360	140	6,298	232
Mortgage-Backed Securities	17	-	109,574	1,816	109,591	1,816
Municipal Securities	7,529	31	26,745	204	34,274	235
Total Securities Available for Sale	$11,484	$123	$143,026	$2,197	$154,510	$2,320

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,399	$28	$4,610	$116	$9,009	$144
Corporate Securities	6,274	260	2,324	176	8,598	436
Mortgage-Backed Securities	67,770	1,264	61,271	2,300	129,041	3,564
Municipal Securities	40,473	484	29,782	471	70,255	955
Total Securities Available for Sale	$118,916	$2,036	$97,987	$3,063	$216,903	$5,099

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$13,370	$13,395
One to Five Years	67,733	67,901
Over Five to Ten Years	138,146	137,588
Over Ten Years	85,290	85,238
Total Securities Available for Sale	$304,539	$304,122

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Real estate loans:
Construction and land	$211,888	$211,054
Farmland	44,066	45,989
1-4 family residential	275,610	270,583
Multi-family residential	39,548	39,273
Nonfarm nonresidential	550,103	518,660
Commercial	389,855	363,640
Consumer	75,112	79,270
Total loans held for investment	1,586,182	1,528,469

Less:
Allowance for loan losses	(11,818)	(11,220)
Net loans	$1,574,364	$1,517,249

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2019 and December 31, 2018.

Net deferred loan origination fees were $2.1 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2019 and December 31, 2018, overdrafts of $299,000 and $858,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $164.2 million and $147.0 million at March 31, 2019 and December 31, 2018, respectively.

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

Total loans held for investment at March 31, 2019 includes $288.2 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2019 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $8.0 million and acquired performing loans not accounted for under ASC 310-30 totaling $283.1 million with a related purchase discount of $2.9 million.

Total loans held for investment at December 31, 2018 includes $334.8 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2018 were acquired impaired loans with a net carrying amount of $10.7 million and acquired performing loans totaling $327.3 million with a related purchase discount of $3.2 million.

The following tables set forth, as of March 31, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2019
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,590	$104	$1,538	$236	$2,715	$4,453	$584	$11,220
Charge-offs	(2)	(2)	(10)	-	(10)	(20)	(13)	(57)
Recoveries	-	-	7	-	-	5	10	22
Provision	12	3	39	(1)	144	448	(12)	633
Ending Balance	$1,600	$105	$1,574	$235	$2,849	$4,886	$569	$11,818
Ending Balance:
Individually evaluated for impairment	$2	$3	$143	$-	$18	$1,115	$74	$1,355
Collectively evaluated for impairment	$1,598	$102	$1,431	$235	$2,831	$3,771	$495	$10,463
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$211,888	$44,066	$275,610	$39,548	$550,103	$389,855	$75,112	$1,586,182
Ending Balance:
Individually evaluated for impairment	$109	$202	$2,958	$-	$4,405	$5,865	$200	$13,739
Collectively evaluated for impairment	$211,779	$43,700	$272,557	$39,548	$538,682	$383,280	$74,912	$1,564,458
Purchased Credit Impaired (1)	$-	$164	$95	$-	$7,016	$710	$-	$7,985

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and December 31, 2018, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$208,997	$1,568	$1,214	$109	$211,888
Farmland	43,697	152	15	202	44,066
1-4 family residential	264,981	4,956	2,714	2,959	275,610
Multi-family residential	39,513	-	35	-	39,548
Nonfarm nonresidential	526,600	12,604	4,562	6,337	550,103
Commercial	375,412	3,985	7,081	3,377	389,855
Consumer	73,743	1,024	146	199	75,112
Total	$1,532,943	$24,289	$15,767	$13,183	$1,586,182

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	-	36	-	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2019 and December 31, 2018. All loans greater than 90 days past due are generally placed on non-accrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$480	$-	$30	$510	$211,378	$211,888	$-
Farmland	24	-	-	24	44,042	44,066	-
1-4 family residential	1,646	318	1,396	3,360	272,250	275,610	-
Multi-family residential	35	-	-	35	39,513	39,548	-
Nonfarm nonresidential	191	730	5,439	6,360	543,743	550,103	-
Commercial	218	96	3,008	3,322	386,533	389,855	72
Consumer	224	32	166	422	74,690	75,112	5
Total	$2,818	$1,176	$10,039	$14,033	$1,572,149	$1,586,182	$77

	December 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$325	$13	$89	$427	$210,627	$211,054	$60
Farmland	-	96	-	96	45,893	45,989	-
1-4 family residential	1,596	588	1,400	3,584	266,999	270,583	270
Multi-family residential	36	-	-	36	39,237	39,273	-
Nonfarm nonresidential	2,437	-	3,967	6,404	512,256	518,660	450
Commercial	328	287	3,241	3,856	359,784	363,640	1,038
Consumer	237	89	106	432	78,838	79,270	58
Total	$4,959	$1,073	$8,803	$14,835	$1,513,634	$1,528,469	$1,876

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2019 and December 31, 2018. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $69,000 and $116,000 for the three months ending March 31, 2019 and 2018, respectively.

	March 31, 2019
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$2	$2	$2	$2
Farmland	21	22	3	21
1-4 family residential	251	288	143	251
Multi-family residential	-	-	-	-
Nonfarm nonresidential	559	568	18	559
Other Loans:
Commercial	1,886	2,944	1,115	1,886
Consumer	74	76	74	74
Total	$2,793	$3,900	$1,355	$2,793

With no allowance recorded:
Real Estate Loans:
Construction and land	$107	$133	$-	$94
Farmland	181	265	-	196
1-4 family residential	2,707	4,445	-	2,818
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,846	4,043	-	4,321
Other Loans:
Commercial	3,979	4,830	-	5,506
Consumer	126	171	-	162
Total	$10,946	$13,887	$-	$13,097

Total Impaired Loans:
Real Estate Loans:
Construction and land	$109	$135	$2	$96
Farmland	202	287	3	217
1-4 family residential	2,958	4,733	143	3,069
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,405	4,611	18	4,880
Other Loans:
Commercial	5,865	7,774	1,115	7,392
Consumer	200	247	74	236
Total	$13,739	$17,787	$1,355	$15,890

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2017	$696
Carrying amount of purchased impaired credits acquired in MBI acquisition	5,798
Carrying amount of purchased impaired credits acquired in RSBI acquisition	4,533
Payments received, net of discounts realized	(507)
Purchased impaired credit participation interest sales proceeds, net of discount realized	210
Charge-offs	(26)
Carrying amount - December 31, 2018	10,704
Payments received, net of discounts realized	(2,719)
Carrying amount - March 31, 2019	$7,985

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2019 and December 31, 2018, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of March 31, 2019 and December 31, 2018. The Bank had $79,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2018 and none that had subsequently defaulted during the three months ended March 31, 2019.

Modifications as of March 31, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,411	2,300
Other Loans:
Commercial	6	5,914	3,433
Total	10	$8,325	$5,733

Modifications as of December 31, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,412	2,308
Other Loans:
Commercial	6	5,914	3,512
Total	10	$8,326	$5,820

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $343.7 million and standby and commercial letters of credit of approximately $22.7 million at March 31, 2019.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Rental expense under these agreements was $673,000 and $579,000 for the three months ended March 31, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2019 through March 31, 2020	$2,329
April 1, 2020 through March 31, 2021	1,752
April 1, 2021 through March 31, 2022	1,536
April 1, 2022 through March 31, 2023	1,299
April 1, 2023 and Thereafter	6,999
Total Future Minimum Lease Payments	$13,915

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2019
Available for Sale:
U.S. Government Agency Securities	$19,515	$-	$19,515	$-
Corporate Securities	12,912	-	12,912	-
Mortgage-Backed Securities	166,864	-	166,864	-
Municipal Securities	104,831	-	96,792	8,039
Total	$304,122	$-	$296,083	$8,039

December 31, 2018
Available for Sale:
U.S. Government Agency Securities	$17,439	$-	$17,439	$-
Corporate Securities	12,692	-	12,692	-
Mortgage-Backed Securities	165,618	-	165,618	-
Municipal Securities	113,767	-	105,383	8,384
Total	$309,516	$-	$301,132	$8,384

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2019
Assets:
Impaired Loans	$20,078	$-	$20,078	$-
Repossessed Assets	1,694	-	1,694	-
Total	$21,772	$-	$21,772	$-

December 31, 2018
Assets:
Impaired Loans	$21,557	$-	$21,557	$-
Repossessed Assets	1,920	-	1,920	-
Total	$23,477	$-	$23,477	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2019
Financial Assets:
Cash and Short-Term Investments	$82,699	$82,699	$82,699	$-	$-
Securities	304,122	304,122	-	296,083	8,039
Mortgage Loans Held for Sale	753	753	-	753	-
Loans - Net	1,574,364	1,554,947	-	-	1,554,947
Cash Value of BOLI	32,050	32,050	-	32,050	-
Other Equity Securities	8,508	8,508	-	-	8,508
Total	$2,002,496	$1,983,079	$82,699	$328,886	$1,571,494

Financial Liabilities:
Deposits	$1,744,383	$1,736,715	$-	$-	$1,736,715
Borrowings	66,070	80,116	-	80,116	-
Total	$1,810,453	$1,816,831	$-	$80,116	$1,736,715

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2018
Financial Assets:
Cash and Short-Term Investments	$137,908	$137,908	$137,908	$-	$-
Securities	309,516	309,516	-	301,132	8,384
Mortgage Loans Held for Sale	58	58	-	58	-
Loans - Net	1,517,249	1,495,454	-	-	1,495,454
Cash Value of BOLI	31,882	31,882	-	31,882	-
Other Equity Securities	9,282	9,282	-	-	9,282
Total	$2,005,895	$1,984,100	$137,908	$333,072	$1,513,120

Financial Liabilities:
Deposits	$1,733,934	$1,717,698	$-	$-	$1,717,698
Borrowings	92,229	104,930	-	104,930	-
Total	$1,826,163	$1,822,628	$-	$104,930	$1,717,698

Note 9 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU was effective on January 1, 2019. The Company elected certain practical expedients offered by the FASB, including foregoing the restatement of prior periods at adoption. The Company recognized a right-of-use asset and lease liability of approximately $11.9 million as of March 31, 2019. The right-of-use asset and lease liability are recorded within premises and equipment and other liabilities, respectively.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this ASU. Management is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements. The adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2018 to March 31, 2019, and its results of operations for the three months ended March 31, 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 25 banking centers in markets across Louisiana and Texas. As of March 31, 2019, we had total assets of $2.1 billion, total loans of $1.6 billion, total deposits of $1.7 billion, and total shareholders’ equity of $269.1 million.

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

Financial Highlights

The financial highlights as of and for the three months ended March 31, 2019 include:

•	Total assets of $2.1 billion, a $6.5 million, or 0.3%, increase from December 31, 2018.

•	Total loans held for investment of $1.6 billion, a $57.7 million, or 3.8%, increase from December 31, 2018.

•	Total deposits of $1.7 billion, a $10.4 million, or 0.6%, increase from December 31, 2018.

•	Net income of $5.7 million, a $2.6 million, or 82.1%, increase from the quarter ended March 31, 2018.

•	Net interest income of $19.1 million, an increase of $4.6 million, or 31.9%, from the three months ended March 31, 2018.

•

Allowance for loan and lease losses of 0.75% of total loans held for investment, compared to 0.73% as of December 31, 2018, and a ratio of nonperforming loans to total loans held for investment of 0.84%, compared to 0.89% as of December 31, 2018.

•	Return on average assets of 1.09% over the first three months of 2019, compared to 0.77% for the first three months of 2018.

•	Return on average equity of 8.62% over the first three months of 2019, compared to 6.94% for the first three months of 2018.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.45%, 11.64%, 11.64% and 13.66%, respectively, compared to 11.66%, 11.83%, 11.83%, and 13.91%, respectively as of December 31, 2018.

•	Book value per share of $20.14, an increase of 2.3% from $19.68 at December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Performance Summary

For the three months ended March 31, 2019, net income was $5.7 million, or $0.43 per basic share and $0.41 per diluted share, compared to net income of $3.1 million, or $0.30 per basic share and $0.29 per diluted share, for the three months ended March 31, 2018. Return on average assets, on an annualized basis, increased to 1.09% for the three months ended March 31, 2019, from 0.77% for the three months ended March 31, 2018. Return on average equity, on an annualized basis, increased to 8.62% for the three months ended March 31, 2019, as compared to 6.94% for the three months ended March 31, 2018.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and capital using a monthly average, and average yield / rate utilizing a 30/360 day count convention.

For the three months ended March 31, 2019, net interest income totaled $19.1 million, and net interest margin and net interest spread were 4.01% and 3.61%, respectively, compared to $14.5 million, 3.97%, and 3.75%, respectively, for the three months ended March 31, 2018. The average yield on the loan portfolio was 5.79%, compared to 5.32% for the three months ended March 31, 2018, and the average yield on total interest-earning assets was 5.16%, compared to 4.72% for the three months ended March 31, 2018. For the three months ended March 31, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 45 basis points compared to the three months ended March 31, 2018 primarily due to our issuance of subordinated debt in December 2018. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2019 and 2018, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans. Averages presented in the tables below, and throughout this report, are monthly averages.

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,549,887	$22,423	5.79%	$1,178,146	$15,676	5.32%
Securities available for sale	309,768	1,874	2.42	245,098	1,423	2.32
Interest-bearing deposits in other banks	45,215	290	2.57	37,634	127	1.35
Total interest-earning assets	1,904,870	24,587	5.16	1,460,878	17,226	4.72
Allowance for loan losses	(11,390)			(8,965)
Noninterest-earning assets	182,203			162,837
Total assets	$2,075,683	$24,587		$1,614,750	$17,226

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,335,413	$4,757	1.42%	$1,026,014	$2,298	0.90%
Subordinated debt	25,000	416	6.66	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	37,527	281	3.00	75,108	373	1.99
Other borrowings	12,482	13	0.42	21,729	55	1.01
Total interest-bearing liabilities	1,410,422	5,467	1.55	1,122,851	2,726	0.97

Noninterest-bearing liabilities:
Noninterest-bearing deposits	393,816			307,424
Other liabilities	8,764			5,377
Total noninterest-bearing liabilities	402,580			312,801
Shareholders’ equity	262,681			179,098
Total liabilities and shareholders’ equity	$2,075,683			$1,614,750

Net interest rate spread			3.61%			3.75%
Net interest income		$19,120			$14,500
Net interest margin			4.01%			3.97%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,378	$1,369	$6,747
Securities available for sale	391	60	451
Interest-earning deposits in other banks	49	114	163
Total increase in interest income	$5,818	$1,543	$7,361

Interest-bearing liabilities:
Interest-bearing deposits	$1,102	$1,357	$2,459
Subordinated debt	416	—	416
Advances from FHLB	(281)	189	(92)
Other borrowings	(10)	(32)	(42)
Total increase in interest expense	1,227	1,514	2,741
Increase in net interest income	$4,591	$29	$4,620

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $633,000 for the three months ended March 31, 2019 and $474,000 for the same period in 2018. The higher provision for the three months ended March 31, 2019 compared to the same period in 2018 was generally attributable to higher loan balances.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and brokerage commissions. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$938	$610	$328
Debit card and ATM fee income	445	250	195
Bank-owned life insurance income	168	169	(1)
Brokerage commissions	34	234	(200)
Mortgage origination income	90	67	23
Correspondent bank income	208	81	127
Rental income	164	164	—
Gain on sale of other assets	—	47	(47)
Gain (loss) on sales of other real estate owned	(56)	—	(56)
Other	320	113	207
Total noninterest income	$2,311	$1,735	$576

Noninterest income for the three months ended March 31, 2019 increased $576,000, or 33.2%, to $2.3 million compared to noninterest income of $1.7 million for the same period in 2018. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $938,000 for the three months ended March 31, 2019, an increase of $328,000 over the same period in 2018. The increase for the three months ended March 31, 2019, over the same period in 2018, was primarily due to increases in deposit balances and accounts from the acquisition of Richland State Bancorp, Inc. (“RSBI”) and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $445,000 and $250,000 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $195,000, or 78.0%. The increase was primarily due to the additional accounts from the acquisition of RSBI.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions were $34,000 and $234,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $200,000 or 85.5% for the three months ended March 31, 2019 over the same period in 2018, was primarily due to restructuring our brokerage activities.

Correspondent bank income. We receive earnings credit income on certain of our correspondent banking relationships. Correspondent bank income was $208,000 and $81,000 during the three months ended March 31, 2019 and 2018, respectively, representing an increase of $127,000 or 156.8%. The increase was attributed to an increase in cash balances.

Gain on sales of other assets. During the first three months of 2018, we closed two branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $47,000 in gains to mark the buildings to fair value.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $207,000, or 183.2%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase in the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to increases in the use of these services by legacy RSBI customers. We also received a grant in the amount of $113,000 that represented part of the increase.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$8,552	$6,704	$1,848
Non-staff expenses:
Occupancy of bank premises	1,103	857	246
Depreciation and amortization	628	422	206
Data processing	616	410	206
FDIC assessment fees	150	393	(243)
Legal and other professional fees	318	402	(84)
Advertising and promotions	327	229	98
Utilities and communications	298	272	26
Ad valorem shares tax	345	322	23
Directors’ fees	205	159	46
Other real estate owned expenses and write-downs	27	2	25
Merger and conversion related expenses	(254)	512	(766)
Other	1,475	1,260	215
Total noninterest expense	$13,790	$11,944	$1,846

Noninterest expense for the three months ended March 31, 2019 increased $1.8 million, or 15.5%, to $13.8 million, compared to noninterest expense of $11.9 million for the same period in 2018. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $8.6 million for the three months ended March 31, 2019, an increase of $1.8 million, or 27.6%, compared to the same period in 2018. The increase was primarily due to additional hires for new positions, our merit increase cycle, and the acquisition of RSBI (including severance and retention payments related to the acquisitions) and its legacy operations. As of March 31, 2019, we had 346 full-time equivalent employees, compared to 236 as of March 31, 2018.

Occupancy of bank premises. Expenses associated with occupancy of premises were $1.1 million and $857,000 for the three months ended March 31, 2019 and 2018, respectively. The increase for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to increased rent expense on our corporate office location and the acquisition of RSBI and its legacy branch locations.

Depreciation and amortization. Depreciation and amortization costs were $628,000 and $422,000 for the three months ended March 31, 2019 and 2018, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $398,000 and $291,000 for the three months ended March 31, 2019 and 2018, respectively. The amortization of intangible assets was $230,000 and $131,000 for the three months ended March 31, 2019 and 2018, respectively.

FDIC assessment fees. FDIC assessment fees were $150,000 and $393,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to increased capital ratios.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $318,000 and $402,000 for the three months ended March 31, 2019 and 2018, respectively. Legal and other professional fees decreased $84,000, or 20.9%, during the three months ended March 31, 2019 due to legal fees in 2018 related to the acquisition of Minden Bancorp, Inc. ("MBI") and our listing on the NASDAQ Global Select Market.

Advertising and promotions. Advertising and promotions expense was $327,000 and $229,000 for the three months ended March 31, 2019 and 2018, respectively. The increase for the three months ended March 31, 2019 was primarily due to higher advertising costs, compared to the same period in 2018.

Merger and conversion related expenses. Merger and conversion related expenses for the three months ended March 31, 2019 and 2018 were related to the acquisitions of RSBI and MBI, respectively. During the three months ended March 31, 2019, we had a merger related termination fee downwards adjustment of $469,000.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $215,000 for the three months ended March 31, 2019 compared to the same period in 2018. The increase in other expenses for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the acquisition of RSBI and its legacy operations.

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

For the three months ended March 31, 2019, income tax expense totaled $1.3 million, an increase of $640,000, or 90.3%, compared to the same period in 2018. Our effective tax rates for the three months ended March 31, 2019 and 2018 were 19.2% and 18.6%, respectively. The increase in our effective tax rate for the three months ended March 31, 2019 is primarily due to the acquisition of RSBI. Our effective tax rate was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $6.5 million, or 0.3%, from December 31, 2018 to March 31, 2019.

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

As of March 31, 2019, total loans held for investment were $1.6 billion, an increase of $57.7 million, or 3.8%, compared to December 31, 2018. The increase was primarily due to our continued loan penetration in our primary market areas. Additionally, $753,000 and $58,000 in mortgage loans were classified as loans held for sale as of March 31, 2019 and December 31, 2018, respectively.

Total loans held for investment as a percentage of total deposits were 90.9% and 88.2% as of March 31, 2019 and December 31, 2018, respectively. Total loans held for investment as a percentage of total assets were 75.5% and 73.0% as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$389,855	24.6%	$363,640	23.8%
Real estate:
Construction and land	211,888	13.3	211,054	13.8
Farmland	44,066	2.8	45,989	3.0
1-4 family residential	275,610	17.4	270,583	17.7
Multi-family residential	39,548	2.5	39,273	2.6
Nonfarm nonresidential	550,103	34.7	518,660	33.9
Consumer	75,112	4.7	79,270	5.2
Total loans held for investment	$1,586,182	100.0%	$1,528,469	100.0%

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

Commercial loans increased $26.2 million, or 7.2%, to $389.9 million as of March 31, 2019 from $363.6 million as of December 31, 2018, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $834,000, or 0.4%, to $211.9 million as of March 31, 2019 from $211.1 million as of December 31, 2018, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $5.0 million, or 1.9%, to $275.6 million as of March 31, 2019 from $270.6 million as of December 31, 2018.

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

Nonfarm nonresidential loans increased $31.4 million, or 6.1%, to $550.1 million as of March 31, 2019 from $518.7 million as of December 31, 2018.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$143,997	$185,857	$60,001	$389,855
Real estate:
Construction and land	91,177	106,265	14,446	211,888
Farmland	16,037	26,093	1,936	44,066
1-4 family residential	40,223	146,582	88,805	275,610
Multi-family residential	14,544	10,505	14,499	39,548
Nonfarm nonresidential	53,976	330,817	165,310	550,103
Consumer	31,701	38,049	5,362	75,112
Total loans held for investment	$391,655	$844,168	$350,359	$1,586,182
Amounts with fixed rates	$138,966	$598,452	$256,105	$993,523
Amounts with floating rates	252,689	245,716	94,254	592,659

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$137,581	$161,874	$64,185	$363,640
Real estate:
Construction and land	104,033	74,730	32,291	211,054
Farmland	12,340	31,755	1,894	45,989
1-4 family residential	40,613	137,617	92,353	270,583
Multi-family residential	12,253	12,945	14,075	39,273
Nonfarm nonresidential	61,561	294,683	162,416	518,660
Consumer	36,129	37,161	5,980	79,270
Total loans held for investment	$404,510	$750,765	$373,194	$1,528,469
Amounts with fixed rates	$147,087	$541,076	$267,748	$955,911
Amounts with floating rates	257,423	209,689	105,446	572,558

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $15.0 million and $15.5 million in nonperforming assets as of March 31, 2019 and December 31, 2018, respectively. We had $13.3 million in nonperforming loans as of March 31, 2019 compared to $13.6 million as of December 31, 2018. The decrease in nonperforming assets from December 31, 2018 to March 31, 2019 is primarily due to the reduction in loans past due 90 or more days and other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$13,183	$11,691
Accruing loans 90 or more days past due	77	1,876
Total nonperforming loans	13,260	13,567
Repossessed assets	11	11
Other real estate owned:
Commercial real estate, construction, land and land development	1,343	1,568
Residential real estate	340	341
Total other real estate owned	1,683	1,909
Total nonperforming assets	$14,954	$15,487
Restructured loans-nonaccrual	$2,878	$2,900
Restructured loans-accruing	$2,855	$2,920
Ratio of nonperforming loans to total loans held for investment	0.84%	0.89%
Ratio of nonperforming assets to total assets	0.71	0.74

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$109	$32
Farmland	202	112
1-4 family residential	2,959	2,728
Multi-family residential	—	—
Nonfarm nonresidential	6,337	6,031
Commercial	3,377	2,663
Consumer	199	125
Total	$13,183	$11,691

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$208,997	$1,568	$1,214	$109	$211,888
Farmland	43,697	152	15	202	44,066
1-4 family residential	264,981	4,956	2,714	2,959	275,610
Multi-family residential	39,513	—	35	—	39,548
Nonfarm nonresidential	526,600	12,604	4,562	6,337	550,103
Commercial	375,412	3,985	7,081	3,377	389,855
Consumer	73,743	1,024	146	199	75,112
Total	$1,532,943	$24,289	$15,767	$13,183	$1,586,182

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	—	36	—	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

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

As of March 31, 2019, the allowance for loan losses totaled $11.8 million, or 0.75%, of total loans held for investment. As of December 31, 2018, the allowance for loan losses totaled $11.2 million, or 0.73%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2019 (Unaudited)	As of and For the Year Ended December 31, 2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,549,887	$1,258,178
Gross loans held for investment outstanding at end of period(1)	$1,586,182	$1,528,469
Allowance for loan losses at beginning of period	$11,220	$8,765
Provision for loan losses	633	2,390
Charge-offs:
Real estate:
Construction, land and farmland	4	90
Residential	10	294
Nonfarm non-residential	10	—
Commercial	20	—
Consumer	13	88
Total charge-offs	57	472
Recoveries:
Real estate:
Construction, land and farmland	—	398
Residential	7	18
Nonfarm non-residential	—	13
Commercial	5	28
Consumer	10	80
Total recoveries	22	537
Net charge-offs (recoveries)	35	(65)
Allowance for loan losses at end of period	$11,818	$11,220
Ratio of allowance to end of period loans held for investment	0.75%	0.73%
Ratio of net charge-offs (recoveries) to average loans	—	—

(1)	Excluding loans held for sale.

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

	As of March 31, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,600	13.5%	$1,590	14.2%
Farmland	105	0.9	104	0.9
1-4 family residential	1,574	13.3	1,538	13.7
Multi-family residential	235	2.0	236	2.1
Nonfarm nonresidential	2,849	24.1	2,715	24.2
Total real estate	6,363	53.8	6,183	55.1
Commercial	4,886	41.4	4,453	39.7
Consumer	569	4.8	584	5.2
Total allowance for loan losses	$11,818	100.0%	$11,220	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2019, the carrying amount of investment securities totaled $304.1 million, a decrease of $5.4 million, or 1.7%, compared to $309.5 million as of December 31, 2018. Our securities portfolio represented 14.5% and 14.8% of total assets as of March 31, 2019 and December 31, 2018, respectively.

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

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$19,352	$200	$37	$19,515
Corporate bonds	13,046	98	232	12,912
Mortgage-backed securities	167,705	975	1,816	166,864
Municipal securities	104,436	630	235	104,831
Total	$304,539	$1,903	$2,320	$304,122

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$17,529	$54	$144	$17,439
Corporate bonds	13,052	76	436	12,692
Mortgage-backed securities	168,854	328	3,564	165,618
Municipal securities	114,472	250	955	113,767
Total	$313,907	$708	$5,099	$309,516

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2019, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$999	1.11%	$6,791	2.86%	$11,725	2.88%	$—	—%	$19,515	2.78%
Corporate bonds	—	—%	8,494	3.94%	4,418	5.22%	—	—%	12,912	4.38%
Mortgage-backed securities	79	0.56%	12,253	2.46%	82,078	2.21%	72,454	2.86%	166,864	2.51%
Municipal securities	12,317	2.10%	40,363	2.09%	39,367	2.23%	12,784	2.80%	104,831	2.23%
Total	$13,395	2.01%	$67,901	2.47%	$137,588	2.37%	$85,238	2.85%	$304,122	2.51%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$997	1.11%	$6,915	2.85%	$9,527	2.85%	$—	—%	$17,439	2.75%
Corporate bonds	—	—%	8,316	3.78%	4,376	5.22%	—	—%	12,692	4.28%
Mortgage-backed securities	71	1.27%	13,308	2.45%	82,754	2.16%	69,485	2.82%	165,618	2.46%
Municipal securities	14,227	1.98%	45,674	2.09%	38,222	2.20%	15,644	2.77%	113,767	2.21%
Total	$15,295	1.92%	$74,213	2.42%	$134,879	2.32%	$85,129	2.81%	$309,516	2.46%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.51 years with an estimated effective duration of 44.58 months as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2019 were $1.7 billion, an increase of $10.4 million, or 0.6%, compared to $1.7 billion as of December 31, 2018, primarily due to organic growth.

Noninterest-bearing deposits as of March 31, 2019 were $396.8 million, compared to $382.4 million as of December 31, 2018, an increase of $14.4 million, or 3.8%.

Average deposits for the three months ended March 31, 2019 were $1.7 billion, an increase of $357.7 million, or 26.1%, over the average deposits for the year ended December 31, 2018 of $1.4 billion. The average rate paid on total interest-bearing deposits increased over this period from 1.12% for the year ended December 31, 2018 to 1.42% for the three months ended March 31, 2019. The increase in average rates during the three months ended March 31, 2019 over the average for the year ended December 31, 2018 was primarily due to the increase in deposit pricing from rising interest rates. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.10% for the three months ended March 31, 2019 and 0.86% for the year ended December 31, 2018.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2019 (Unaudited)		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$35,528	1.15%	$37,178	0.88%
Negotiable order of withdrawal (“NOW”) accounts	274,218	0.94%	183,705	0.57%
Limited access money market accounts and savings	447,321	0.99%	356,880	0.74%
Certificates and other time deposits > $250k	187,925	1.91%	152,159	1.60%
Certificates and other time deposits < $250k	390,421	2.05%	322,010	1.67%
Total interest-bearing deposits	1,335,413	1.42%	1,051,932	1.12%
Noninterest-bearing demand accounts	393,816	—	319,623	—
Total deposits	$1,729,229	1.10%	$1,371,555	0.86%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2019 and the year ended December 31, 2018 was 22.8% and 23.3%, respectively.

The following table sets forth the certificates of deposit by time remaining until maturity:

	As of March 31, 2019
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands) (Unaudited)
1 year or less	$92,970	$215,709	$70,634	$379,313
More than 1 year but less than 3 years	60,910	81,355	38,311	180,576
3 years or more but less than 5 years	10,419	12,698	6,875	29,992
5 years or more	—	—	—	—
Total	$164,299	$309,762	$115,820	$589,881

	As of December 31, 2018
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands)
1 year or less	$89,045	$214,470	$71,097	$374,612
More than 1 year but less than 3 years	60,161	69,613	36,438	166,212
3 years or more but less than 5 years	10,939	12,226	7,121	30,286
5 years or more	—	—	—	—
Total	$160,145	$296,309	$114,656	$571,110

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The Federal Home Loan Bank, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2019 and December 31, 2018, total borrowing capacity of $652.1 million and $544.0 million, respectively, was available under this arrangement, and $30.0 million and $55.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.41% as of March 31, 2019 and 2.47% as of December 31, 2018. Our current FHLB advance matures within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
March 31, 2019
Amount outstanding at quarter-end	$30,000
Weighted average stated interest rate at quarter-end	2.41%
Maximum month-end balance during the quarter	$30,000
Average balance outstanding during the quarter	$37,527
Weighted average interest rate during the quarter	3.04%

December 31, 2018
Amount outstanding at year-end	$55,000
Weighted average stated interest rate at year-end	2.47%
Maximum month-end balance during the year	$105,000
Average balance outstanding during the year	$84,187
Weighted average interest rate during the year	2.20%

Subordinated Note Purchase Agreement (“Subordinated Debt”). On December 17, 2018 we entered into a subordinated debt agreement with EJF Capital, LLC for $25.0 million due in 2033. This subordinated debt agreement is due at maturity with quarterly interest payments bearing a 6.75% fixed-to-floating rate. The balance outstanding at both March 31, 2019 and December 31, 2018 was $25.0 million. This subordinated debt agreement was established for the purpose of paying off the FNBB long term advance and line of credit and to gain additional Tier 2 capital.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
March 31, 2019
Amount outstanding at quarter-end	$25,000
Weighted average stated interest rate at quarter-end	6.75%
Maximum month-end balance during the quarter	$25,000
Average balance outstanding during the quarter	$25,000
Weighted average interest rate during the quarter	6.73%

December 31, 2018
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$1,027
Weighted average interest rate during the year	6.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2019:

Fed Funds Limits
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	$30,000
The Independent Bankers Bank	$25,000
FTN	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
March 31, 2019
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$501
Weighted average interest rate during the quarter	3.12%

December 31, 2018
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$114
Weighted average interest rate during the year	2.44%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2019 and December 31, 2018, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of March 31, 2019 or December 31, 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $2.1 billion and $1.7 billion for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	19.0%
Interest-bearing	64.3%	62.5%
Subordinated debt	1.2%	0.1%
Advances from FHLB	1.8%	5.0%
Other borrowings	0.6%	1.1%
Other liabilities	0.4%	0.4%
Shareholders’ equity	12.7%	11.9%
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	74.1%	74.2%
Securities available for sale	14.9%	15.3%
Interest-bearing deposits in other banks	2.2%	1.9%
Other noninterest-earning assets	8.8%	8.6%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.8%	23.3%
Average loans to average deposits	89.6%	91.7%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 31.6% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the acquisition of RSBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.51 years and an effective duration of 44.58 months as of March 31, 2019. As of December 31, 2018, our securities portfolio had a weighted average life of 4.50 years and an effective duration of 44.69 months.

As of March 31, 2019, we had outstanding $343.7 million in commitments to extend credit and $22.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had outstanding $322.5 million in commitments to extend credit and $11.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2019, we had cash and cash equivalents of $52.6 million compared to $96.1 million as of December 31, 2018.

Capital Resources

Total shareholders’ equity increased to $269.1 million as of March 31, 2019, compared to $260.1 million as of December 31, 2018, an increase of $9.1 million, or 3.5%. This increase was primarily due to $5.7 million in net income and a $3.1 million reduction in unrealized losses on our investment portfolio, and offset with $1.1 million in paid dividends.

On April 23, 2019, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2019 in the amount of $0.10 per share to the common shareholders of record as of May 15, 2019. The dividend is to be paid on May 31, 2019, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2019 and December 31, 2018, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of March 31, 2019 (Unaudited)		As of December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$248,971	13.66%	$242,144	13.91%
Tier 1 capital (to risk weighted assets)	212,153	11.64%	205,924	11.83%
Common Equity Tier 1 capital (to risk weighted assets)	212,153	11.64%	205,924	11.83%
Tier 1 Leverage capital (to average assets)	212,153	10.45%	205,924	11.66%

Business First Bank
Total capital (to risk weighted assets)	$231,673	12.72%	$224,356	12.90%
Tier 1 capital (to risk weighted assets)	219,855	12.07%	213,136	12.26%
Common Equity Tier 1 capital (to risk weighted assets)	219,855	12.07%	213,136	12.26%
Tier 1 Leverage capital (to average assets)	219,855	10.83%	213,136	12.08%

Long Term Debt

For information on our borrowings for the subordinated debt, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2019 and December 31, 2018 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB short term advances, subordinated debt, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $30.0 million and $55.0 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the FHLB short term advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.41% and 2.47%, respectively, and maturing in 2022. The subordinated debt agreement totaled $25.0 million at both March 31, 2019 and December 31, 2018. This subordinated debt was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a fixed-to-floating rate of 6.75%, and maturing in 2033.

	As of March 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,329	$3,288	$2,508	$5,790	$13,915
Time deposits	379,313	180,576	29,992	—	589,881
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	—	—	30,000	—	30,000
Securities sold under agreements to repurchase	11,070	—	—	—	11,070
Standby and commercial letters of credit	21,415	1,313	—	—	22,728
Commitments to extend credit	178,634	119,451	20,215	25,387	343,687
Total	$592,761	$304,628	$82,715	$56,177	$1,036,281

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,366	$3,087	$2,294	$4,751	$12,498
Time deposits	374,612	166,212	30,286	—	571,110
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	25,000	—	30,000	—	55,000
Securities sold under agreements to repurchase	12,229	—	—	—	12,229
Standby and commercial letters of credit	8,691	2,816	—	—	11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$594,011	$285,556	$79,276	$50,967	$1,009,810

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the dates indicated are summarized below. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of March 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$21,415	$1,313	$—	$—	$22,728
Commitments to extend credit	178,634	119,451	20,215	25,387	343,687
Total	$200,049	$120,764	$20,215	$25,387	$366,415

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,691	$2,816	$—	$—	$11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$179,804	$116,257	$16,696	$21,216	$333,973

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	6.10%	(3.96%)	5.20%	(2.07%)
+200	3.70%	(2.50%)	3.10%	(1.24%)
+100	1.60%	(1.27%)	1.10%	(0.64%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(4.20%)	0.70%	(4.40%)	(0.29%)

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

Core Net Income. Notable noncore events impacting earnings includes noninterest expense of ($50,000) and $512,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.) for the three months ended March 31, 2019 and 2018, respectively. Core net income, which excludes noncore income and expenses, for the three months ended March 31, 2019 was $5.6 million, or $0.41 per diluted share, compared to core net income of $3.6 million, or $0.34 per diluted share, for the three months ended March 31, 2018. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.08% and 8.57% for the three months ended March 31, 2019, compared to 0.88% and 7.96% for the three months ended March 31, 2018.

	For the Three Months Ended March 31, (Unaudited)
	2019	2018

	(Dollars in thousands, except per share data)
Core Net Income
Net income	$5,659	$3,108
Adjustments (net of tax): (1)
Expense
Acquisition-related expenses	(50)	512
Tax impact	16	(55)
Core net income	$5,625	$3,565

Average common shares outstanding	13,287,560	10,232,933
Average diluted shares outstanding	13,653,125	10,578,755
Core earnings per share - basic	$0.42	$0.35
Core earnings per share - diluted	$0.41	$0.34
Total quarterly average assets	2,075,683	1,614,750
Total quarterly average equity	262,681	179,098
Core return on average assets	1.08%	0.88%
Core return on average equity	8.57%	7.96%

(1)	Tax rates utilized, exclusive of certain merger-related expenses, were 21% for both 2019 and 2018. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$269,144	$260,058
Adjustments:
Goodwill	(49,534)	(49,488)
Core deposit and other intangibles	(7,655)	(7,885)
Total tangible common equity	$211,955	$202,685

Common shares outstanding(1)	13,361,482	13,213,280
Book value per common share(1)	$20.14	$19.68
Tangible book value per common share(1)	15.86	15.34

(1)

Excludes the dilutive effect, if any, of 754,027 and 867,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of March 31, 2019 and December 31, 2018, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2019 (Unaudited)	As of December 31,
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$269,144	$260,058
Adjustments:
Goodwill	(49,534)	(49,488)
Core deposit and other intangibles	(7,655)	(7,885)
Total tangible common equity	$211,955	$202,685

Tangible Assets
Total assets	$2,101,400	$2,094,896
Adjustments:
Goodwill	(49,534)	(49,488)
Core deposit and other intangibles	(7,655)	(7,885)
Total tangible assets	$2,044,211	$2,037,523

Common Equity to Total Assets	12.8%	12.4%
Tangible Common Equity to Tangible Assets	10.4	9.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2018 filed with the SEC.

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

4.2	Form of 6.75% Fixed-to-Floating Subordinated Note due 2033

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 10, 2019	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 10, 2019	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer