Form 10-Q
period 2019-06-30
Business First Bancshares, Inc.
filed 2019-08-08
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019, the issuer has outstanding 13,366,482 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS
	June 30, 2019	December 31,
	(Unaudited)	2018
Cash and Due from Banks	$64,043	$96,072
Federal Funds Sold	20,809	41,836
Securities Available for Sale, at Fair Values	294,981	309,516
Mortgage Loans Held for Sale	443	58
Loans and Lease Receivable, Net of Allowance for Loan Losses of $11,603 at June 30, 2019 and $11,220 at December 31, 2018	1,630,970	1,517,249
Premises and Equipment, Net	27,577	15,114
Accrued Interest Receivable	7,957	8,223
Other Equity Securities	11,717	9,282
Other Real Estate Owned	2,324	1,909
Cash Value of Life Insurance	32,223	31,882
Deferred Taxes	2,527	3,848
Goodwill	48,503	49,488
Core Deposit Intangible	7,139	7,885
Other Assets	2,395	2,534
Total Assets	$2,153,608	$2,094,896

LIABILITIES
Deposits:
Noninterest Bearing	$394,848	$382,354
Interest Bearing	1,308,054	1,351,580
Total Deposits	1,702,902	1,733,934
Securities Sold Under Agreements to Repurchase	16,096	12,229
Subordinated Debt	25,000	25,000
Federal Home Loan Bank Borrowings	108,000	55,000
Accrued Interest Payable	1,924	1,374
Other Liabilities	22,217	7,301
Total Liabilities	1,876,139	1,834,838

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,361,482 and 13,213,280 Shares Issued and Outstanding at June 30, 2019 and December 31, 2018, respectively	13,361	13,213
Additional Paid-in Capital	213,823	212,332
Retained Earnings	48,087	37,982
Accumulated Other Comprehensive Income (Loss)	2,198	(3,469)
Total Shareholders' Equity	277,469	260,058
Total Liabilities and Shareholders' Equity	$2,153,608	$2,094,896

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income:
Interest and Fees on Loans	$23,870	$16,549	$46,293	$32,225
Interest and Dividends on Securities	1,829	1,414	3,703	2,837
Interest on Federal Funds Sold and Due From Banks	197	128	487	255
Total Interest Income	25,896	18,091	50,483	35,317
Interest Expense:
Interest on Deposits	5,038	2,555	9,795	4,853
Interest on Borrowings	665	560	1,375	988
Total Interest Expense	5,703	3,115	11,170	5,841
Net Interest Income	20,193	14,976	39,313	29,476
Provision for Loan Losses	1,302	474	1,935	948
Net Interest Income after Provision for Loan Losses	18,891	14,502	37,378	28,528
Other Income:
Service Charges on Deposit Accounts	1,034	636	1,972	1,246
Gain (Loss) on Sales of Securities	58	-	58	-
Other Income	3,127	1,370	4,500	2,495
Total Other Income	4,219	2,006	6,530	3,741
Other Expenses:
Salaries and Employee Benefits	8,756	6,524	17,308	13,228
Occupancy and Equipment Expense	1,884	1,402	3,778	2,820
Other Expenses	3,937	4,099	7,281	7,921
Total Other Expenses	14,577	12,025	28,367	23,969
Income Before Income Taxes	8,533	4,483	15,541	8,300
Provision for Income Taxes	1,690	845	3,039	1,554
Net Income	$6,843	$3,638	$12,502	$6,746
Earnings Per Share:
Basic	$0.51	$0.34	$0.94	$0.65
Diluted	$0.50	$0.33	$0.91	$0.62

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Net Income	$6,843	$3,638	$12,502	$6,746

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	3,142	(247)	7,115	(3,717)
Reclassification Adjustment for Gains (Loss) included in Net Income	58	-	58	-
Income Tax Effect	(672)	52	(1,506)	781
Other Comprehensive Income (Loss)	2,528	(195)	5,667	(2,936)
Consolidated Comprehensive Income (Loss)	$9,371	$3,443	$18,169	$3,810

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	6,746	-	6,746
Other Comprehensive Income (Loss)	-	-	-	(2,936)	(2,936)
Cash Dividends Declared, $0.14 Per Share	-	-	(1,435)	-	(1,435)
Stock Issuance	1,257	26,527	-	-	27,784
Stock Based Compensation Cost	48	569	-	-	617
Surrendered Shares of Stock Based Compensation	(4)	(75)	(3)	-	(82)
Balances at June 30, 2018	$11,533	$171,193	$32,483	$(4,580)	$210,629

Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	12,502	-	12,502
Other Comprehensive Income (Loss)	-	-	-	5,667	5,667
Cash Dividends Declared, $0.18 Per Share	-	-	(2,397)	-	(2,397)
Stock Issuance	114	1,154	-	-	1,268
Stock Based Compensation Cost	44	535	-	-	579
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Balances at June 30, 2019	$13,361	$213,823	$48,087	$2,198	$277,469

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Consolidated Net Income	$12,502	$6,746
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,935	948
Depreciation and Amortization	801	566
Net Accretion of Purchase Accounting Valuations	(957)	(464)
Noncash Compensation Expense	371	535
Net Amortization of Securities	854	1,085
Gain on Sales of Securities	(58)	-
Noncash (Income) Loss on Other Equity Securities	(1,338)	(258)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	51	(28)
Increase in Cash Value of Life Insurance	(341)	(334)
Credit for Deferred Income Taxes	(185)	(146)
Gain on Sale of Branch	(593)	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	266	(3)
Decrease in Other Assets	65	1,144
Increase in Accrued Interest Payable	550	77
Increase (Decrease) in Other Liabilities	1,735	(303)
Net Cash Provided by Operating Activities	15,658	9,565

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(14,662)	(2,015)
Proceeds from Maturities / Sales of Securities Available for Sale	17,822	7,704
Proceeds from Paydowns of Securities Available for Sale	17,752	16,385
Net Cash Paid in Merger	-	(49,796)
Net Cash Paid in Sale of Branch	(17,436)	-
Purchases of Other Equity Securities	(2,109)	(818)
Redemption of Other Equity Securities	1,012	196
Net Increase in Loans	(120,570)	(65,154)
Purchases of Premises and Equipment	(966)	(694)
Proceeds from Sales of Other Real Estate	610	123
Net (Increase) Decrease in Federal Funds Sold	21,027	(14,202)
Net Cash Used in Investing Activities	(97,520)	(108,271)

(CONTINUED)

	For The Six Months Ended June 30,
	2019	2018
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(5,905)	10,009
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	3,867	(4,382)
Net Advances on Federal Home Loan Bank Borrowings	53,000	5,000
Proceeds from Issuance of Common Stock	392	27,784
Proceeds from Exercise of Stock Warrants	876	-
Payment of Dividends on Common Stock	(2,397)	(1,435)
Net Cash Provided by Financing Activities	49,833	36,976
Net Increase (Decrease) in Cash and Cash Equivalents	(32,029)	(61,730)
Cash and Cash Equivalents at Beginning of Period	96,072	107,591
Cash and Cash Equivalents at End of Period	$64,043	$45,861

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$9,604	$4,571
Interest on Borrowings	$1,016	$963
Income Tax Payments	$2,200	$1,240

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$7,173	$(3,717)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(1,506)	$781
Transfer of Loans to Other Real Estate	$1,105	$92
Transfer of Premises and Equipment to Other Real Estate	$-	$1,049

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

Cost and Allocation of Purchase Price for Minden Bancorp, Inc. (MBI):
(Dollars in thousands, except per share data)
Purchase Price:
MBI Shares Outstanding at December 31, 2017	2,407,627
MBI Restricted Stock Awards Outstanding at December 31, 2017	1,480
MBI Shares Cashed Out Under Terms of Merger		2,409,107
Exchange Ratio		23.20
Cash Paid to Shareholders for Shares of Common Stock		$55,891
MBI Stock Options Outstanding at December 31, 2017 17,822 Shares at $31.50 Less Strike Price
Cash Paid on MBI Options		296
Total Purchase Price		$56,187
Net Assets Acquired:
Cash and Cash Equivalents		$15,891
Securities Available for Sale		99,867
Loans and Leases Receivable		192,714
Premises and Equipment, Net		2,678
Cash Value of Life Insurance		741
Core Deposit Intangible		2,494
Other Assets		3,055
Total Assets		317,440

Deposits		263,951
Borrowings		21,047
Other Liabilities		1,858
Total Liablilities		286,856
Net Assets Acquired		30,584
Goodwill Resulting from Merger		$25,603

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

Cost and Allocation of Purchase Price for Richland State Bancorp, Inc. (RSBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to RSBI Shareholders on December 1, 2018	1,679,559
Closing Stock Price on November 30, 2018	25.29
Total Purchase Price	$42,476
Net Assets Acquired:
Cash and Cash Equivalents	$40,648
Securities Available for Sale	63,823
Loans and Leases Receivable	190,964
Premises and Equipment, Net	5,282
Cash Value of Life Insurance	7,260
Core Deposit Intangible	3,947
Other Assets	4,498
Total Assets	316,422

Deposits	289,979
Other Liabilities	1,074
Total Liabilities	291,053
Net Assets Acquired	25,369
Goodwill Resulting from Merger	$17,107

On June 28, 2019, the Company sold a branch that was acquired from Richland State Bank.  The sale resulted in a net gain of $593,000 and reduced goodwill and core deposit intangible by $1.3 million.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$6,843	$3,638	$12,502	$6,746
Denominator:
Weighted Average Common Shares Outstanding	13,361,482	10,607,369	13,324,725	10,421,185
Dilutive Effect of Stock Options and Warrants	379,455	457,269	379,455	457,269
Weighted Average Dilutive Common Shares	13,740,937	11,064,638	13,704,180	10,878,454

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.51	$0.34	$0.94	$0.65

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.50	$0.33	$0.91	$0.62

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$18,364	$478	$-	$18,842
Corporate Securities	13,039	103	209	12,933
Mortgage-Backed Securities	158,297	1,946	775	159,468
Municipal Securities	102,499	1,272	33	103,738
Total Securities Available for Sale	$292,199	$3,799	$1,017	$294,981

	December 31, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$17,529	$54	$144	$17,439
Corporate Securities	13,052	76	436	12,692
Mortgage-Backed Securities	168,854	328	3,564	165,618
Municipal Securities	114,472	250	955	113,767
Total Securities Available for Sale	$313,907	$708	$5,099	$309,516

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time in a continued unrealized loss position.  Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$889	$-	$889	$-
Corporate Securities	3,941	86	2,377	123	6,318	209
Mortgage-Backed Securities	2,568	3	57,234	772	59,802	775
Municipal Securities	1,598	4	9,434	29	11,032	33
Total Securities Available for Sale	$8,107	$93	$69,934	$924	$78,041	$1,017

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,399	$28	$4,610	$116	$9,009	$144
Corporate Securities	6,274	260	2,324	176	8,598	436
Mortgage-Backed Securities	67,770	1,264	61,271	2,300	129,041	3,564
Municipal Securities	40,473	484	29,782	471	70,255	955
Total Securities Available for Sale	$118,916	$2,036	$97,987	$3,063	$216,903	$5,099

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2019 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$13,122	$13,162
One to Five Years	65,464	66,043
Over Five to Ten Years	132,100	133,450
Over Ten Years	81,513	82,326
Total Securities Available for Sale	$292,199	$294,981

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Real estate loans:
Construction and land	$227,102	$211,054
Farmland	47,245	45,989
1-4 family residential	278,610	270,583
Multi-family residential	38,698	39,273
Nonfarm nonresidential	561,149	518,660
Commercial	411,256	363,640
Consumer	78,513	79,270
Total loans held for investment	1,642,573	1,528,469

Less:
Allowance for loan losses	(11,603)	(11,220)
Net loans	$1,630,970	$1,517,249

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2019 and December 31, 2018.

Net deferred loan origination fees were $2.2 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively, and are netted in their respective loan categories above.  In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets.  At June 30, 2019 and December 31, 2018, overdrafts of $292,000 and $858,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets.  The unpaid principal balances of mortgages and other loans serviced for others were approximately $168.9 million and $147.0 million at June 30, 2019 and December 31, 2018, respectively.

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

Total loans held for investment at June 30, 2019 includes $249.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date.  Included in the acquired balances at June 30, 2019 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $7.8 million and acquired performing loans not accounted for under ASC 310-30 totaling $244.3 million with a related purchase discount of $2.6 million.

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

The following tables set forth, as of June 30, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2019
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,590	$104	$1,538	$236	$2,715	$4,453	$584	$11,220
Charge-offs	(2)	(2)	(54)	-	(10)	(1,540)	(14)	(1,622)
Recoveries	-	-	9	-	-	33	28	70
Provision	204	90	221	7	706	724	(17)	1,935
Ending Balance	$1,792	$192	$1,714	$243	$3,411	$3,670	$581	$11,603
Ending Balance:
Individually evaluated for impairment	$-	$3	$19	$-	$11	$277	$23	$333
Collectively evaluated for impairment	$1,792	$189	$1,695	$243	$3,400	$3,393	$558	$11,270
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$227,102	$47,245	$278,610	$38,698	$561,149	$411,256	$78,513	$1,642,573
Ending Balance:
Individually evaluated for impairment	$56	$192	$2,357	$-	$3,192	$3,792	$235	$9,824
Collectively evaluated for impairment	$227,046	$46,809	$276,160	$38,698	$550,905	$407,036	$78,278	$1,624,932
Purchased Credit Impaired (1)	$-	$244	$93	$-	$7,052	$428	$-	$7,817

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and December 31, 2018, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$224,062	$1,799	$1,185	$56	$227,102
Farmland	46,227	812	14	192	47,245
1-4 family residential	269,416	3,718	3,136	2,340	278,610
Multi-family residential	38,664	-	34	-	38,698
Nonfarm nonresidential	538,718	12,554	4,676	5,201	561,149
Commercial	396,324	5,921	7,647	1,364	411,256
Consumer	76,882	1,283	113	235	78,513
Total	$1,590,293	$26,087	$16,805	$9,388	$1,642,573

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	-	36	-	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2019 and December 31, 2018.  All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$30	$18	$4	$52	$227,050	$227,102	$-
Farmland	-	-	107	107	47,138	47,245	107
1-4 family residential	1,137	319	1,011	2,467	276,143	278,610	45
Multi-family residential	-	-	-	-	38,698	38,698	-
Nonfarm nonresidential	407	1,004	3,055	4,466	556,683	561,149	135
Commercial	179	633	1,223	2,035	409,221	411,256	341
Consumer	318	37	210	565	77,948	78,513	99
Total	$2,071	$2,011	$5,610	$9,692	$1,632,881	$1,642,573	$727

	December 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$325	$13	$89	$427	$210,627	$211,054	$60
Farmland	-	96	-	96	45,893	45,989	-
1-4 family residential	1,596	588	1,400	3,584	266,999	270,583	270
Multi-family residential	36	-	-	36	39,237	39,273	-
Nonfarm nonresidential	2,437	-	3,967	6,404	512,256	518,660	450
Commercial	328	287	3,241	3,856	359,784	363,640	1,038
Consumer	237	89	106	432	78,838	79,270	58
Total	$4,959	$1,073	$8,803	$14,835	$1,513,634	$1,528,469	$1,876

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2019 and December 31, 2018.  Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio.  Purchased impaired credits are excluded from this table.  The interest income recognized for impaired loans was $118,000 and $83,000 for the six months ending June 30, 2019 and 2018, respectively.

	June 30, 2019
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$1
Farmland	21	22	3	21
1-4 family residential	84	117	19	184
Multi-family residential	-	-	-	-
Nonfarm nonresidential	155	166	11	484
Other Loans:
Commercial	348	413	277	1,381
Consumer	90	94	23	88
Total	$698	$812	$333	$2,159

With no allowance recorded:
Real Estate Loans:
Construction and land	$56	$80	$-	$84
Farmland	171	256	-	183
1-4 family residential	2,273	3,218	-	2,674
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,037	3,327	-	3,916
Other Loans:
Commercial	3,444	4,301	-	4,560
Consumer	145	193	-	148
Total	$9,126	$11,375	$-	$11,565

Total Impaired Loans:
Real Estate Loans:
Construction and land	$56	$80	$-	$85
Farmland	192	278	3	204
1-4 family residential	2,357	3,335	19	2,858
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,192	3,493	11	4,400
Other Loans:
Commercial	3,792	4,714	277	5,941
Consumer	235	287	23	236
Total	$9,824	$12,187	$333	$13,724

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2017	$696
Carrying amount of purchased impaired credits acquired in MBI acquisition	5,798
Carrying amount of purchased impaired credits acquired in RSBI acquisition	4,533
Payments received, net of discounts realized	(507)
Purchased impaired credit participation interest sales proceeds, net of discount realized	210
Charge-offs	(26)
Carrying amount - December 31, 2018	10,704
Payments received, net of discounts realized	(2,887)
Carrying amount - June 30, 2019	$7,817

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines.  The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank.  Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures.  During the periods ended June 30, 2019 and December 31, 2018, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of June 30, 2019 and December 31, 2018.  The Bank had $79,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2018 and none that had subsequently defaulted during the six months ended June 30, 2019.

Modifications as of June 30, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	2	$17	$16
Nonfarm nonresidential	3	2,411	2,156
Other Loans:
Commercial	6	5,914	2,878
Total	11	$8,342	$5,050

Modifications as of December 31, 2018:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,412	2,308
Other Loans:
Commercial	6	5,914	3,512
Total	10	$8,326	$5,820

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.  The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet.  In the normal course of business, the Bank has made commitments to extend credit of approximately $329.7 million and standby and commercial letters of credit of approximately $22.9 million at June 30, 2019.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases.  Rental expense under these agreements was $1.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
6 months remaining in 2019	$1,226
2020	2,006
2021	1,736
2022	1,545
2023	1,401
After 2023	6,927
Total Future Minimum Lease Payments	14,841
Imputed Interest	(1,870)
Present Value of Lease Liabilities	$12,971

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

The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2019 and December 31, 2018.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2019
Available for Sale:
U.S. Government Agency Securities	$18,842	$-	$18,842	$-
Corporate Securities	12,933	-	12,933	-
Mortgage-Backed Securities	159,468	-	159,468	-
Municipal Securities	103,738	-	95,759	7,979
Mortgage Loans Held for Sale	443	-	443	-
Total	$295,424	$-	$287,445	$7,979

December 31, 2018
Available for Sale:
U.S. Government Agency Securities	$17,439	$-	$17,439	$-
Corporate Securities	12,692	-	12,692	-
Mortgage-Backed Securities	165,618	-	165,618	-
Municipal Securities	113,767	-	105,383	8,384
Mortgage Loans Held for Sale	58	-	58	-
Total	$309,574	$-	$301,190	$8,384

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2019
Assets:
Impaired Loans	$17,018	$-	$17,018	$-
Repossessed Assets	2,330	-	2,330	-
Total	$19,348	$-	$19,348	$-

December 31, 2018
Assets:
Impaired Loans	$21,557	$-	$21,557	$-
Repossessed Assets	1,920	-	1,920	-
Total	$23,477	$-	$23,477	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2019
Financial Assets:
Cash and Short-Term Investments	$84,852	$84,852	$84,852	$-	$-
Securities	294,981	294,981	-	287,002	7,979
Mortgage Loans Held for Sale	443	443	-	443	-
Loans - Net	1,630,970	1,615,233	-	-	1,615,233
Cash Value of BOLI	32,223	32,223	-	32,223	-
Other Equity Securities	11,717	11,717	-	-	11,717
Total	$2,055,186	$2,039,449	$84,852	$319,668	$1,634,929

Financial Liabilities:
Deposits	$1,702,902	$1,704,944	$-	$-	$1,704,944
Borrowings	149,096	164,902	-	164,902	-
Total	$1,851,998	$1,869,846	$-	$164,902	$1,704,944

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2018
Financial Assets:
Cash and Short-Term Investments	$137,908	$137,908	$137,908	$-	$-
Securities	309,516	309,516	-	301,132	8,384
Mortgage Loans Held for Sale	58	58	-	58	-
Loans - Net	1,517,249	1,495,454	-	-	1,495,454
Cash Value of BOLI	31,882	31,882	-	31,882	-
Other Equity Securities	9,282	9,282	-	-	9,282
Total	$2,005,895	$1,984,100	$137,908	$333,072	$1,513,120

Financial Liabilities:
Deposits	$1,733,934	$1,717,698	$-	$-	$1,717,698
Borrowings	92,229	104,930	-	104,930	-
Total	$1,826,163	$1,822,628	$-	$104,930	$1,717,698

Note 9 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases.  This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements.  A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term.  The ASU was effective on January 1, 2019.  The Company recognized a right-of-use asset and lease liability of approximately $13.0 million as of June 30, 2019.  The right-of-use asset and lease liability are recorded within premises and equipment and other liabilities, respectively.

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

FORWARD-LOOKING STATEMENTS

When we refer in this Form 10-Q to “we,” “our,” “us,” the “Company” and “Business First,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including Business First Bank, which we sometimes refer to as “the Bank,” unless the context indicates otherwise.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2018 to June 30, 2019, and its results of operations for the three and six months ended June 30, 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 25 banking centers in markets across Louisiana and Dallas, Texas. As of June 30, 2019, we had total assets of $2.2 billion, total loans of $1.6 billion, total deposits of $1.7 billion, and total shareholders’ equity of $277.4 million.

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

Financial Highlights

The financial highlights as of and for the three and six months ended June 30, 2019 include:

•	Total assets of $2.2 billion, a $58.7 million, or 2.8%, increase from December 31, 2018.

•	Total loans held for investment of $1.6 billion, a $114.1 million, or 7.5%, increase from December 31, 2018.

•	Total deposits of $1.7 billion, a $31.0 million, or 1.8%, decrease from December 31, 2018.

•	Net income of $6.8 million, a $3.2 million, or 88.1%, increase from the quarter ended June 30, 2018.

•	Net interest income of $20.2 million, an increase of $5.2 million, or 34.8%, from the three months ended June 30, 2018.

•

Allowance for loan and lease losses of 0.71% of total loans held for investment, compared to 0.73% as of December 31, 2018, and a ratio of nonperforming loans to total loans held for investment of 0.61%, compared to 0.89% as of December 31, 2018.

•

Earnings per share for the first six months of 2019 of $0.94 per basic share and $0.91 per diluted share, compared to $0.65 per basic share and $0.62 per diluted share for the first six months of 2018.

•	Return on average assets of 1.20% over the first six months of 2019, compared to 0.83% for the first six months of 2018.

•	Return on average equity of 9.38% over the first six months of 2019, compared to 7.35% for the first six months of 2018.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.74%, 11.73%, 11.73% and 13.69%, respectively, compared to 11.66%, 11.83%, 11.83%, and 13.91%, respectively as of December 31, 2018.

•	Book value per share of $20.77, an increase of 5.5% from $19.68 at December 31, 2018.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Performance Summary

For the three months ended June 30, 2019, net income was $6.8 million, or $0.51 per basic share and $0.50 per diluted share, compared to net income of $3.6 million, or $0.34 per basic share and $0.33 per diluted share, for the three months ended June 30, 2018. Return on average assets, on an annualized basis, increased to 1.30% for the three months ended June 30, 2019, from 0.90% for the three months ended June 30, 2018. Return on average equity, on an annualized basis, increased to 10.13% for the three months ended June 30, 2019, as compared to 7.75% for the three months ended June 30, 2018.

For the six months ended June 30, 2019, net income was $12.5 million, or $0.94 per basic share and $0.91 per diluted share, compared to net income of $6.7 million, or $0.65 per basic share and $0.62 per diluted share, for the six months ended June 30, 2018. Return on average assets, on an annualized basis, increased to 1.20% for the six months ended June 30, 2019, from 0.83% for the six months ended June 30, 2018. Return on average equity, on an annualized basis, increased to 9.38% for the six months ended June 30, 2019, as compared to 7.35% for the six months ended June 30, 2018.

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

For the three months ended June 30, 2019, net interest income totaled $20.2 million, and net interest margin and net interest spread were 4.19% and 3.75%, respectively, compared to $15.0 million, 3.98%, and 3.70%, respectively, for the three months ended June 30, 2018. The average yield on the loan portfolio was 5.96% for the three months ended June 30, 2019, compared to 5.46% for the three months ended June 30, 2018, and the average yield on total interest-earning assets was 5.37% for the three months ended June 30, 2019, compared to 4.81% for the three months ended June 30, 2018. For the three months ended June 30, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 39 basis points compared to the three months ended June 30, 2018, primarily due to our issuance of subordinated debt in December 2018 and increasing rates. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

For the six months ended June 30, 2019, net interest income totaled $39.3 million, and net interest margin and net interest spread were 4.11% and 3.69%, respectively, compared to $29.5 million, 3.97%, and 3.72%, respectively, for the six months ended June 30, 2018. The average yield on the loan portfolio was 5.87% for the six months ended June 30, 2019, compared to 5.39% for the six months ended June 30, 2018, and the average yield on total interest-earning assets was 5.27% for the six months ended June 30, 2019, compared to 4.76% for the six months ended June 30, 2018. For the six months ended June 30, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 42 basis points compared to the six months ended June 30, 2018, primarily due to our issuance of subordinated debt in December 2018 and increasing rates. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2019 and 2018, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans. Averages presented in the tables below, and throughout this report, are monthly averages.

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,602,087	$23,870	5.96%	$1,212,977	$16,549	5.46%
Securities available for sale	303,232	1,829	2.41	263,108	1,414	2.15
Interest-bearing deposits in other banks	23,716	197	3.32	29,204	128	1.75
Total interest-earning assets	1,929,035	25,896	5.37	1,505,289	18,091	4.81
Allowance for loan losses	(11,702)			(9,638)
Noninterest-earning assets	185,359			128,544
Total assets	$2,102,692	$25,896		$1,624,195	$18,091

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,335,630	$5,038	1.51%	$1,014,520	$2,555	1.01%
Subordinated debt	25,000	429	6.86	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	36,856	224	2.43	94,222	507	2.15
Other borrowings	14,390	12	0.33	16,220	53	1.31
Total interest-bearing liabilities	1,411,876	5,703	1.62	1,124,962	3,115	1.11

Noninterest-bearing liabilities:
Noninterest-bearing deposits	396,793			306,042
Other liabilities	23,761			5,427
Total noninterest-bearing liabilities	420,554			311,469
Shareholders’ equity	270,262			187,764
Total liabilities and shareholders’ equity	$2,102,692			$1,624,195

Net interest rate spread(1)			3.75%			3.70%
Net interest income		$20,193			$14,976
Net interest margin(2)			4.19%			3.98%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,575,988	$46,293	5.87%	$1,195,564	$32,225	5.39%
Securities available for sale	306,501	3,703	2.42	254,104	2,837	2.23
Interest-bearing deposits in other banks	31,897	487	3.05	33,419	255	1.53
Total interest-earning assets	1,914,386	50,483	5.27	1,483,087	35,317	4.76
Allowance for loan losses	(11,546)			(9,301)
Noninterest-earning assets	186,348			145,688
Total assets	$2,089,188	$50,483		$1,619,474	$35,317

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,335,522	$9,795	1.47%	$1,020,266	$4,853	0.95%
Subordinated debt	25,000	845	6.76	—	—	—
Advances from FHLB	37,191	505	2.72	84,665	880	2.08
Other borrowings	13,436	25	0.37	18,975	108	1.14
Total interest-bearing liabilities	1,411,149	11,170	1.58	1,123,906	5,841	1.04

Noninterest-bearing liabilities:
Noninterest-bearing deposits	395,304			306,733
Other liabilities	16,242			5,380
Total noninterest-bearing liabilities	411,546			312,113
Shareholders’ equity	266,493			183,455
Total liabilities and shareholders’ equity	$2,089,188			$1,619,474

Net interest rate spread(1)			3.69%			3.72%
Net interest income		$39,313			$29,476
Net interest margin(2)			4.11%			3.97%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,797	$1,524	$7,321
Securities available for sale	242	173	415
Interest-earning deposits in other banks	(46)	115	69
Total increase in interest income	$5,993	$1,812	$7,805

Interest-bearing liabilities:
Interest-bearing deposits	$1,211	$1,272	$2,483
Subordinated debt	429	—	429
Advances from FHLB	(349)	66	(283)
Other borrowings	(2)	(39)	(41)
Total increase in interest expense	1,289	1,299	2,588
Increase in net interest income	$4,704	$513	$5,217

	For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$11,175	$2,893	$14,068
Securities available for sale	633	233	866
Interest-earning deposits in other banks	(23)	255	232
Total increase in interest income	$11,785	$3,381	$15,166

Interest-bearing liabilities:
Interest-bearing deposits	$2,312	$2,630	$4,942
Subordinated debt	845	—	845
Advances from FHLB	(645)	270	(375)
Other borrowings	(10)	(73)	(83)
Total increase in interest expense	2,502	2,827	5,329
Increase in net interest income	$9,283	$554	$9,837

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.3 million for the three months ended June 30, 2019 and $474,000 for the same period in 2018. For the six months ended June 30, 2019 and 2018, the provision for loan losses was $1.9 million and $948,000, respectively. The higher provision for both the three months and six months ended June 30, 2019 compared to the same period in 2018 was generally attributable to a previously identified impaired loan as well as higher loan balances.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and brokerage commissions. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,034	$636	$398
Debit card and ATM fee income	492	255	237
Bank-owned life insurance income	174	165	9
Gain on sales of investment securities	58	—	58
Brokerage commissions	9	278	(269)
Mortgage origination income	98	67	31
Correspondent bank income	17	81	(64)
Rental income	165	165	—
Gain on sale of banking center	593	—	593
Pass-through income from SBIC partnerships	1,266	222	1,044
Other	313	137	176
Total noninterest income	$4,219	$2,006	$2,213

	For the Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,972	$1,246	$726
Debit card and ATM fee income	937	505	432
Bank-owned life insurance income	342	334	8
Gain on sales of investment securities	58	—	58
Brokerage commissions	43	512	(469)
Mortgage origination income	188	114	74
Correspondent bank income	225	162	63
Rental income	329	329	—
Gain on sale of banking center	593	—	593
Pass-through income from SBIC partnerships	1,266	222	1,044
Other	577	317	260
Total noninterest income	$6,530	$3,741	$2,789

Noninterest income for the three months ended June 30, 2019 increased $2.2 million, or 110.3%, to $4.2 million compared to noninterest income of $2.0 million for the same period in 2018. Noninterest income for the six months ended June 30, 2019 increased $2.8 million, or 74.6%, to $6.5 million compared to noninterest income of $3.7 million for the same period in 2018. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $1.0 million for the three months ended June 30, 2019, an increase of $398,000 over the same period in 2018. For the six months ended June 30, 2019, service charges on deposit accounts were $2.0 million, an increase of $726,000 over the same period in 2018. The increase for both the three and six months ended June 30, 2019, over the same period in 2018, was primarily due to increases in deposit balances and accounts from the acquisition of Richland State Bancorp, Inc. (“RSBI”) in November 2018 and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $492,000 and $255,000 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $237,000, or 92.9%. For the six months ended June 30, 2019 and 2018, fee income was $937,000 and $505,000, respectively, representing an increase of $432,000, or 85.5%. The increase for both the three and six months ended June 30, 2019, over the same period in 2018, was primarily due to the additional accounts from the acquisition of RSBI and organic growth.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions were $9,000 and $278,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, brokerage commissions were $43,000 and $512,000, respectively. The decrease for both the three and six months ended June 30, 2019 over the same period in 2018, was primarily due to restructuring our brokerage activities.

Gain on sale of banking center. We sold a banking center located in Mangham, Louisiana that resulted in a gain of $593,000 during the second quarter of 2019.

Pass-through income from SBIC partnerships. During the quarter, we recognized investment income (largely related to a dividend recapitalization) which increased both our three months and six months ended June 30, 2019 income, compared to the same period in 2018.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $176,000, or 128.5%, for the three months ended June 30, 2019, compared to the same period in 2018. For the six months ended June 30, 2019, other income increased $260,000, or 82.0%. The increase for both the three months and six months ended June 30, 2019, compared to the same periods in 2018, was primarily due to increases in the use of these services by legacy RSBI customers. We also received a grant for the six months ended June 30, 2019 in the amount of $113,000 that represented part of the increase.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$8,756	$6,524	$2,232
Non-staff expenses:
Occupancy of bank premises	1,079	861	218
Depreciation and amortization	633	407	226
Data processing	576	355	221
FDIC assessment fees	248	331	(83)
Legal and other professional fees	353	509	(156)
Advertising and promotions	279	298	(19)
Utilities and communications	323	269	54
Ad valorem shares tax	345	322	23
Directors’ fees	125	92	33
Other real estate owned expenses and write-downs	72	7	65
Merger and conversion related expenses	235	415	(180)
Other	1,553	1,635	(82)
Total noninterest expense	$14,577	$12,025	$2,552

	For the Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$17,308	$13,228	$4,080
Non-staff expenses:
Occupancy of bank premises	2,182	1,718	464
Depreciation and amortization	1,261	829	432
Data processing	1,192	765	427
FDIC assessment fees	398	724	(326)
Legal and other professional fees	671	911	(240)
Advertising and promotions	606	527	79
Utilities and communications	621	541	80
Ad valorem shares tax	690	644	46
Directors’ fees	330	251	79
Other real estate owned expenses and write-downs	99	9	90
Merger and conversion related expenses	(19)	927	(946)
Other	3,028	2,895	133
Total noninterest expense	$28,367	$23,969	$4,398

Noninterest expense for the three months ended June 30, 2019 increased $2.6 million, or 21.2%, to $14.6 million, compared to noninterest expense of $12.0 million for the same period in 2018. For the six months ended June 30, 2019, noninterest expense increased $4.4 million, or 18.3%, to $28.4 million, compared to noninterest expense of $24.0 million for the same period in 2018. The most significant components of the increases were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $8.8 million for the three months ended June 30, 2019, an increase of $2.2 million, or 34.2%, compared to the same period in 2018. For the six months ended June 30, 2019, salaries and benefits were $17.3 million, an increase of $4.1 million, or 30.8%, compared to the same period in 2018. The increases were primarily due to additional hires for new positions, our merit increase cycle, and the acquisition of RSBI (including severance and retention payments related to the acquisitions) and its legacy operations and employees. As of June 30, 2019, we had 348 full-time equivalent employees, compared to 241 as of June 30, 2018.

Occupancy of bank premises. Expenses associated with occupancy of premises were $1.1 million and $861,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, occupancy and bank premises expenses were $2.2 million and $1.7 million, respectively. The increase for both the three and six months ended June 30, 2019, compared to the same period in 2018, is primarily due to increased rent expense on our corporate office location and the acquisition of RSBI and its legacy branch locations.

Depreciation and amortization. Depreciation and amortization costs were $633,000 and $407,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization costs were $1.3 million and $829,000, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $403,000 and $275,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense totaled $801,000 and $566,000, respectively. The amortization of intangible assets was $230,000 and $132,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, amortization of intangible assets was $460,000 and $263,000, respectively.

FDIC assessment fees. FDIC assessment fees were $248,000 and $331,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, FDIC assessment fees were $398,000 and $724,000, respectively. The decrease for both the three months and six months ended June 30, 2019, compared to the same period in 2018, is primarily due to increased capital ratios.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. Legal and other professional fees were $353,000 and $509,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, legal and other professional fees were $671,000 and $911,000, respectively. The decrease for both the three months and six months ended June 30, 2019 was due to legal fees in 2018 related to acquisitions and our listing on the NASDAQ Global Select Market.

Merger and conversion related expenses. Merger and conversion related expenses for the three months and six months ended June 30, 2019 and 2018 were related to the acquisitions of RSBI and Minden Bancorp, Inc. (“MBI”), respectively. During the six months ended June 30, 2019, we had a merger related termination fee downward adjustment of $469,000 from the original estimate.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense decreased $82,000 for the three months ended June 30, 2019 compared to the same period in 2018. Other noninterest expense increased $133,000 for the six months ended June 30, 2019. The decrease in other expenses for the three months ended June 30, 2019, compared to the same period in 2018, is due to being able to utilize some common vendors to cut down on expenses. The increase in other expenses for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the acquisition of RSBI and its legacy operations.

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

For the three months ended June 30, 2019, income tax expense totaled $1.7 million, an increase of $845,000, or 100.0%, compared to the same period in 2018. For the six months ended June 30, 2019, income tax expense totaled $3.0 million, an increase of $1.5 million, or 95.6%, compared to the same period in 2018. Our effective tax rates for the three months ended June 30, 2019 and 2018 were 19.8% and 18.8%, respectively. For the six months ended June 30, 2019 and 2018, our effective tax rates were 19.6% and 18.7%, respectively. The increase in our effective tax rate for both the three and six months ended June 30, 2019 is primarily due to higher taxable income. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $58.7 million, or 2.8%, from December 31, 2018 to June 30, 2019.

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

As of June 30, 2019, total loans held for investment were $1.6 billion, an increase of $114.1 million, or 7.5%, compared to December 31, 2018. The increase was primarily due to our continued loan penetration in our primary market areas. Additionally, $443,000 and $58,000 in mortgage loans were classified as loans held for sale as of June 30, 2019 and December 31, 2018, respectively.

Total loans held for investment as a percentage of total deposits were 96.5% and 88.2% as of June 30, 2019 and December 31, 2018, respectively. Total loans held for investment as a percentage of total assets were 76.3% and 73.0% as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$411,256	25.0%	$363,640	23.8%
Real estate:
Construction and land	227,102	13.8	211,054	13.8
Farmland	47,245	2.9	45,989	3.0
1-4 family residential	278,610	17.0	270,583	17.7
Multi-family residential	38,698	2.3	39,273	2.6
Nonfarm nonresidential	561,149	34.2	518,660	33.9
Consumer	78,513	4.8	79,270	5.2
Total loans held for investment	$1,642,573	100.0%	$1,528,469	100.0%

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

Commercial loans increased $47.6 million, or 13.1%, to $411.3 million as of June 30, 2019 from $363.6 million as of December 31, 2018, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $16.0 million, or 7.6%, to $227.1 million as of June 30, 2019 from $211.1 million as of December 31, 2018, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $8.0 million, or 3.0%, to $278.6 million as of June 30, 2019 from $270.6 million as of December 31, 2018.

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

Nonfarm nonresidential loans increased $42.5 million, or 8.2%, to $561.1 million as of June 30, 2019 from $518.7 million as of December 31, 2018.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$156,290	$192,041	$62,925	$411,256
Real estate:
Construction and land	110,148	102,341	14,613	227,102
Farmland	9,375	28,732	9,138	47,245
1-4 family residential	40,253	153,826	84,531	278,610
Multi-family residential	16,399	8,184	14,115	38,698
Nonfarm nonresidential	74,105	319,733	167,311	561,149
Consumer	29,057	46,183	3,273	78,513
Total loans held for investment	$435,627	$851,040	$355,906	$1,642,573
Amounts with fixed rates	$150,034	$617,587	$265,799	$1,033,420
Amounts with floating rates	285,593	233,453	90,107	609,153

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$137,581	$161,874	$64,185	$363,640
Real estate:
Construction and land	104,033	74,730	32,291	211,054
Farmland	12,340	31,755	1,894	45,989
1-4 family residential	40,613	137,617	92,353	270,583
Multi-family residential	12,253	12,945	14,075	39,273
Nonfarm nonresidential	61,561	294,683	162,416	518,660
Consumer	36,129	37,161	5,980	79,270
Total loans held for investment	$404,510	$750,765	$373,194	$1,528,469
Amounts with fixed rates	$147,087	$541,076	$267,748	$955,911
Amounts with floating rates	257,423	209,689	105,446	572,558

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $12.4 million and $15.5 million in nonperforming assets as of June 30, 2019 and December 31, 2018, respectively. We had $10.1 million in nonperforming loans as of June 30, 2019 compared to $13.6 million as of December 31, 2018. The decrease in nonperforming assets from December 31, 2018 to June 30, 2019 is primarily due to the reduction in nonaccrual loans and loans past due 90 or more days.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$9,363	$11,691
Accruing loans 90 or more days past due	727	1,876
Total nonperforming loans	10,090	13,567
Repossessed assets	6	11
Other real estate owned:
Commercial real estate, construction, land and land development	2,247	1,568
Residential real estate	77	341
Total other real estate owned	2,324	1,909
Total nonperforming assets	$12,420	$15,487
Restructured loans-nonaccrual	$2,247	$2,900
Restructured loans-accruing	2,803	2,920
Ratio of nonperforming loans to total loans held for investment	0.61%	0.89%
Ratio of nonperforming assets to total assets	0.58	0.74

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$56	$32
Farmland	192	112
1-4 family residential	2,340	2,728
Multi-family residential	—	—
Nonfarm nonresidential	5,201	6,031
Commercial	1,363	2,663
Consumer	211	125
Total	$9,363	$11,691

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$224,062	$1,799	$1,185	$56	$227,102
Farmland	46,227	812	14	192	47,245
1-4 family residential	269,416	3,718	3,136	2,340	278,610
Multi-family residential	38,664	—	34	—	38,698
Nonfarm nonresidential	538,718	12,554	4,676	5,201	561,149
Commercial	396,324	5,921	7,647	1,364	411,256
Consumer	76,882	1,283	113	235	78,513
Total	$1,590,293	$26,087	$16,805	$9,388	$1,642,573

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	—	36	—	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

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

As of June 30, 2019, the allowance for loan losses totaled $11.6 million, or 0.71%, of total loans held for investment. As of December 31, 2018, the allowance for loan losses totaled $11.2 million, or 0.73%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2019 (Unaudited)	As of and For the Year Ended December 31, 2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,575,988	$1,258,178
Gross loans held for investment outstanding at end of period	$1,642,573	$1,528,469
Allowance for loan losses at beginning of period	$11,220	$8,765
Provision for loan losses	1,935	2,390
Charge-offs:
Real estate:
Construction, land and farmland	4	90
Residential	54	294
Nonfarm non-residential	10	—
Commercial	1,540	—
Consumer	14	88
Total charge-offs	1,622	472
Recoveries:
Real estate:
Construction, land and farmland	—	398
Residential	9	18
Nonfarm non-residential	—	13
Commercial	33	28
Consumer	28	80
Total recoveries	70	537
Net charge-offs (recoveries)	1,552	(65)
Allowance for loan losses at end of period	$11,603	$11,220
Ratio of allowance to end of period loans held for investment	0.71%	0.73%
Ratio of net charge-offs (recoveries) to average loans	0.10%	—

(1)	Excluding loans held for sale.

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

	As of June 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,792	15.4%	$1,590	14.2%
Farmland	192	1.7	104	0.9
1-4 family residential	1,714	14.8	1,538	13.7
Multi-family residential	243	2.1	236	2.1
Nonfarm nonresidential	3,411	29.4	2,715	24.2
Total real estate	7,352	63.4	6,183	55.1
Commercial	3,670	31.6	4,453	39.7
Consumer	581	5.0	584	5.2
Total allowance for loan losses	$11,603	100.0%	$11,220	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2019, the carrying amount of investment securities totaled $295.0 million, a decrease of $14.5 million, or 4.7%, compared to $309.5 million as of December 31, 2018. Our securities portfolio represented 13.7% and 14.8% of total assets as of June 30, 2019 and December 31, 2018, respectively.

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

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$18,364	$478	$—	$18,842
Corporate bonds	13,039	103	209	12,933
Mortgage-backed securities	158,297	1,946	775	159,468
Municipal securities	102,499	1,272	33	103,738
Total	$292,199	$3,799	$1,017	$294,981

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$17,529	$54	$144	$17,439
Corporate bonds	13,052	76	436	12,692
Mortgage-backed securities	168,854	328	3,564	165,618
Municipal securities	114,472	250	955	113,767
Total	$313,907	$708	$5,099	$309,516

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2019, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$6,849	2.86%	$11,993	2.89%	$—	—%	$18,842	2.88%
Corporate bonds	—	—%	8,488	3.79%	4,445	5.22%	—	—%	12,933	4.28%
Mortgage-backed securities	111	—%	10,782	2.41%	79,078	2.17%	69,497	2.76%	159,468	2.44%
Municipal securities	13,051	2.07%	39,924	2.16%	37,934	2.28%	12,829	2.89%	103,738	2.28%
Total	$13,162	2.05%	$66,043	2.48%	$133,450	2.37%	$82,326	2.78%	$294,981	2.49%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$997	1.11%	$6,915	2.85%	$9,527	2.85%	$—	—%	$17,439	2.75%
Corporate bonds	—	—%	8,316	3.78%	4,376	5.22%	—	—%	12,692	4.28%
Mortgage-backed securities	71	1.27%	13,308	2.45%	82,754	2.16%	69,485	2.82%	165,618	2.46%
Municipal securities	14,227	1.98%	45,674	2.09%	38,222	2.20%	15,644	2.77%	113,767	2.21%
Total	$15,295	1.92%	$74,213	2.42%	$134,879	2.32%	$85,129	2.81%	$309,516	2.46%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.31 years with an estimated effective duration of 41.65 months as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits decreased by $31.0 million between December 31, 2018 and June 30, 2019 primarily due to the sale of a banking center and $24.9 million in associated deposits.

Noninterest-bearing deposits as of June 30, 2019 were $394.8 million, compared to $382.4 million as of December 31, 2018, an increase of $12.5 million, or 3.3%.

Average deposits for the six months ended June 30, 2019 were $1.7 billion, an increase of $359.3 million, or 26.2%, over the average deposits for the year ended December 31, 2018 of $1.4 billion. The average rate paid on total interest-bearing deposits increased over this period from 1.12% for the year ended December 31, 2018 to 1.47% for the six months ended June 30, 2019. The increase in average rates during the six months ended June 30, 2019 over the average for the year ended December 31, 2018 was primarily due to the increase in deposit pricing from rising interest rates. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.13% for the six months ended June 30, 2019 and 0.86% for the year ended December 31, 2018.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2019 (Unaudited)		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$35,579	1.26%	$37,178	0.88%
Negotiable order of withdrawal (“NOW”) accounts	276,686	0.91%	183,705	0.57%
Limited access money market accounts and savings	437,543	1.01%	356,880	0.74%
Certificates and other time deposits > $250k	191,245	2.02%	152,159	1.60%
Certificates and other time deposits < $250k	394,469	2.11%	322,010	1.67%
Total interest-bearing deposits	1,335,522	1.47%	1,051,932	1.12%
Noninterest-bearing demand accounts	395,304	—	319,623	—
Total deposits	$1,730,826	1.13%	$1,371,555	0.86%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2019 and the year ended December 31, 2018 was 22.8% and 23.3%, respectively.

The following tables set forth the certificates of deposit by time remaining until maturity:

	As of June 30, 2019
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands) (Unaudited)
1 year or less	$98,226	$202,962	$67,469	$368,657
More than 1 year but less than 3 years	62,315	89,696	37,027	189,038
3 years or more but less than 5 years	6,334	7,062	5,967	19,363
5 years or more	—	—	—	—
Total	$166,875	$299,720	$110,463	$577,058

	As of December 31, 2018
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands)
1 year or less	$89,045	$214,470	$71,097	$374,612
More than 1 year but less than 3 years	60,161	69,613	36,438	166,212
3 years or more but less than 5 years	10,939	12,226	7,121	30,286
5 years or more	—	—	—	—
Total	$160,145	$296,309	$114,656	$571,110

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The Federal Home Loan Bank, or FHLB, allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of June 30, 2019 and December 31, 2018, total borrowing capacity of $603.1 million and $544.0 million, respectively, was available under this arrangement, and $108.0 million and $55.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.14% as of June 30, 2019 and 2.47% as of December 31, 2018. Our current FHLB advances mature within five years.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
June 30, 2019
Amount outstanding at quarter-end	$108,000
Weighted average stated interest rate at quarter-end	2.14%
Maximum month-end balance during the quarter	$108,000
Average balance outstanding during the quarter	$36,856
Weighted average interest rate during the quarter	2.43%

December 31, 2018
Amount outstanding at year-end	$55,000
Weighted average stated interest rate at year-end	2.47%
Maximum month-end balance during the year	$105,000
Average balance outstanding during the year	$84,187
Weighted average interest rate during the year	2.20%

Subordinated Debt. On December 17, 2018 we entered into a subordinated debt agreement with EJF Capital, LLC for $25.0 million in subordinated notes due in 2033. This subordinated debt is due at maturity with quarterly interest payments bearing a 6.75% fixed-to-floating rate. The balance outstanding at both June 30, 2019 and December 31, 2018 was $25.0 million. This subordinated debt agreement was established for the purpose of paying off the FNBB long term advance and line of credit and to gain additional Tier 2 capital.

The following table presents the subordinated debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
June 30, 2019
Amount outstanding at quarter-end	$25,000
Weighted average stated interest rate at quarter-end	6.75%
Maximum month-end balance during the quarter	$25,000
Average balance outstanding during the quarter	$25,000
Weighted average interest rate during the quarter	6.86%

December 31, 2018
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$1,027
Weighted average interest rate during the year	6.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2019:

Fed Funds Limits
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	$30,000
The Independent Bankers Bank	$25,000
FTN	$17,000
ServisFirst Bank	$10,000
Center State Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
June 30, 2019
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$85
Weighted average interest rate during the quarter	3.05%

December 31, 2018
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$114
Weighted average interest rate during the year	2.44%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2019 and December 31, 2018, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of June 30, 2019 or December 31, 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $2.1 billion and $1.7 billion for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	18.9%	19.0%
Interest-bearing	63.9%	62.5%
Subordinated debt	1.2%	0.1%
Advances from FHLB	1.8%	5.0%
Other borrowings	0.6%	1.1%
Other liabilities	0.8%	0.4%
Shareholders’ equity	12.8%	11.9%
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	74.9%	74.2%
Securities available for sale	14.7%	15.3%
Interest-bearing deposits in other banks	1.5%	1.9%
Other noninterest-earning assets	8.9%	8.6%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.8%	23.3%
Average loans to average deposits	91.1%	91.7%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 31.8% for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the acquisition of RSBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.31 years and an effective duration of 41.65 months as of June 30, 2019. As of December 31, 2018, our securities portfolio had a weighted average life of 4.50 years and an effective duration of 44.69 months.

As of June 30, 2019, we had outstanding $329.7 million in commitments to extend credit and $22.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had outstanding $322.5 million in commitments to extend credit and $11.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2019, we had cash and cash equivalents of $64.0 million compared to $96.1 million as of December 31, 2018.

Capital Resources

Total shareholders’ equity increased to $277.5 million as of June 30, 2019, compared to $260.1 million as of December 31, 2018, an increase of $17.4 million, or 6.7%. This increase was primarily due to $12.5 million in net income and a $5.7 million change in unrealized gains (losses) on our investment portfolio, offset with $2.4 million in paid dividends.

On July 23, 2019, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2019 in the amount of $0.10 per share to the common shareholders of record as of August 15, 2019. The dividend is to be paid on August 31, 2019, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of June 30, 2019 and December 31, 2018, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of June 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$256,102	13.69%	$242,144	13.91%
Tier 1 capital (to risk weighted assets)	219,499	11.73%	205,924	11.83%
Common Equity Tier 1 capital (to risk weighted assets)	219,499	11.73%	205,924	11.83%
Tier 1 Leverage capital (to average assets)	219,499	10.74%	205,924	11.66%

Business First Bank
Total capital (to risk weighted assets)	$240,566	12.87%	$224,356	12.90%
Tier 1 capital (to risk weighted assets)	228,963	12.25%	213,136	12.26%
Common Equity Tier 1 capital (to risk weighted assets)	228,963	12.25%	213,136	12.26%
Tier 1 Leverage capital (to average assets)	228,963	11.21%	213,136	12.08%

Long Term Debt

For information on our borrowings for the subordinated debt, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2019 and December 31, 2018 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB short term advances, subordinated debt, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $108.0 million and $55.0 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the FHLB short term advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.14% and 2.47%, respectively, and maturing within five years. The subordinated debt agreement totaled $25.0 million at both June 30, 2019 and December 31, 2018. This subordinated debt was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, Business First Bank, bearing interest at a fixed-to-floating rate of 6.75%, and maturing in 2033.

	As of June 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,867	$2,934	$2,366	$5,804	$12,971
Time deposits	368,657	189,038	19,363	—	577,058
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	25,000	30,000	53,000	—	108,000
Securities sold under agreements to repurchase	16,096	—	—	—	16,096
Standby and commercial letters of credit	22,278	671	—	—	22,949
Commitments to extend credit	186,882	95,057	21,780	25,936	329,655
Total	$620,780	$317,700	$96,509	$56,740	$1,091,729

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,366	$3,087	$2,294	$4,751	$12,498
Time deposits	374,612	166,212	30,286	—	571,110
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	25,000	—	30,000	—	55,000
Securities sold under agreements to repurchase	12,229	—	—	—	12,229
Standby and commercial letters of credit	8,691	2,816	—	—	11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$594,011	$285,556	$79,276	$50,967	$1,009,810

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

	As of June 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$22,278	$671	$—	$—	$22,949
Commitments to extend credit	186,882	95,057	21,780	25,936	329,655
Total	$209,160	$95,728	$21,780	$25,936	$352,604

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,691	$2,816	$—	$—	$11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$179,804	$116,257	$16,696	$21,216	$333,973

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.00%	(1.45%)	5.20%	(2.07%)
+200	5.30%	(0.71%)	3.10%	(1.24%)
+100	2.60%	(0.26%)	1.10%	(0.64%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(4.20%)	(0.61%)	(4.40%)	(0.29%)

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

Core Net Income. Core net income, which excludes noncore income and expenses, for the three months ended June 30, 2019 was $6.6 million, or $0.48 per diluted share, compared to core net income of $4.1 million, or $0.37 per diluted share, for the three months ended June 30, 2018. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.26% and 9.77% for the three months ended June 30, 2019, compared to 1.00% and 8.69% for the three months ended June 30, 2018. Core net income, which excludes noncore income and expenses, for the six months ended June 30, 2019 was $12.2 million, or $0.89 per diluted share, compared to core net income of $7.6 million, or $0.70 per diluted share, for the six months ended June 30, 2018. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.17% and 9.18% for the six months ended June 30, 2019, compared to 0.94% and 8.33% for the six months ended June 30, 2018. Notable noncore events impacting earnings for the three months ended June 30, 2019 include noninterest income of $91,000 in gains on the sale of impaired credits, $58,000 in gains on the sale of securities, $593,000 in gains on the sale of a banking center and noninterest expense of $436,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.). Notable noncore events impacting earnings for the six months ended June 30, 2019 include the same noninterest income impact as the three months ended June 30, 2019 and additional noninterest expense of $386,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.). Notable noncore events impacting earnings for the quarter for the three months ended June 30, 2018 include noninterest expense of $415,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.) and $118,000 associated with share awards granted to all nonexecutives in connection with Business First Bancshares, Inc.’s listing on NASDAQ. Notable noncore events impacting earnings for the six months ended June 30, 2018 include additional noninterest expense of $512,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.).

	For the Three Months Ended June 30, (Unaudited)		For the Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Core Net Income
Net income	$6,843	$3,638	$12,502	$6,746
Adjustments: (1)
Income
Sale of Impaired Credit	(91)	—	(91)	—
Tax impact	19	—	19	—
(Gains) Losses on Sale of Securities	(58)	—	(58)	—
Tax impact	12	—	12	—
(Gains) Losses on Sale of Banking Center	(593)	—	(593)	—
Tax impact	125	—	125	—
Expense
Employee Share Awards – NASDAQ Listing	—	118	—	118
Tax impact	—	(25)	—	(25)
Acquisition-related expenses	436	415	386	927
Tax impact	(91)	(68)	(75)	(123)
Core net income	$6,602	$4,078	$12,227	$7,643

Average common shares outstanding	13,361,482	10,607,369	13,324,725	10,421,185
Average diluted shares outstanding	13,740,937	11,064,638	13,704,180	10,878,454
Core earnings per share - basic	$0.49	$0.38	$0.92	$0.73
Core earnings per share - diluted	$0.48	$0.37	$0.89	$0.70
Total quarterly average assets	2,102,692	1,624,195	2,089,188	1,619,474
Total quarterly average equity	270,262	187,764	266,493	183,455
Core return on average assets	1.26%	1.00%	1.17%	0.94%
Core return on average equity	9.77%	8.69%	9.18%	8.33%

(1)	Tax rates, exclusive of certain nondeductible acquisition-related expenses, utilized were 21% for both 2019 and 2018. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$277,469	$260,058
Adjustments:
Goodwill	(48,503)	(49,488)
Core deposit and other intangibles	(7,139)	(7,885)
Total tangible common equity	$221,827	$202,685

Common shares outstanding(1)	13,361,482	13,213,280
Book value per common share(1)	$20.77	$19.68
Tangible book value per common share(1)	16.60	15.34

(1)

Excludes the dilutive effect, if any, of 754,027 and 867,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of June 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$277,469	$260,058
Adjustments:
Goodwill	(48,503)	(49,488)
Core deposit and other intangibles	(7,139)	(7,885)
Total tangible common equity	$221,827	$202,685

Tangible Assets
Total assets	$2,153,608	$2,094,896
Adjustments:
Goodwill	(48,503)	(49,488)
Core deposit and other intangibles	(7,139)	(7,885)
Total tangible assets	$2,097,966	$2,037,523

Common Equity to Total Assets	12.9%	12.4%
Tangible Common Equity to Tangible Assets	10.6	9.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

4.2

Form of 6.75% Fixed-to-Floating Subordinated Note due 2033 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on December 19, 2018 (File No. 001-38447)).

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

BUSINESS FIRST BANCSHARES, INC.

August 8, 2019	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 8, 2019	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer