Form 10-Q
period 2019-09-30
Business First Bancshares, Inc.
filed 2019-11-07
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38447

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

As of November 1, 2019, the issuer has outstanding 13,277,803 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Cash and Due from Banks	$63,356	$96,072
Federal Funds Sold	43,705	41,836
Securities Available for Sale, at Fair Values	288,231	309,516
Mortgage Loans Held for Sale	256	58
Loans and Lease Receivable, Net of Allowance for Loan Losses of $12,090 at September 30, 2019 and $11,220 at December 31, 2018	1,682,637	1,517,249
Premises and Equipment, Net	27,092	15,114
Accrued Interest Receivable	7,513	8,223
Other Equity Securities	12,697	9,282
Other Real Estate Owned	2,326	1,909
Cash Value of Life Insurance	32,398	31,882
Deferred Taxes	2,674	3,848
Goodwill	48,333	49,488
Core Deposit Intangible	6,916	7,885
Other Assets	2,706	2,534
Total Assets	$2,220,840	$2,094,896

LIABILITIES
Deposits:
Noninterest Bearing	$406,146	$382,354
Interest Bearing	1,327,244	1,351,580
Total Deposits	1,733,390	1,733,934
Securities Sold Under Agreements to Repurchase	31,037	12,229
Subordinated Debt	25,000	25,000
Federal Home Loan Bank Borrowings	128,000	55,000
Accrued Interest Payable	1,837	1,374
Other Liabilities	21,236	7,301
Total Liabilities	1,940,500	1,834,838

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,274,823 and 13,213,280 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018, respectively	13,275	13,213
Additional Paid-in Capital	212,104	212,332
Retained Earnings	52,265	37,982
Accumulated Other Comprehensive Income (Loss)	2,696	(3,469)
Total Shareholders' Equity	280,340	260,058
Total Liabilities and Shareholders' Equity	$2,220,840	$2,094,896

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income:
Interest and Fees on Loans	$24,408	$17,777	$70,701	$50,002
Interest and Dividends on Securities	1,783	1,386	5,486	4,223
Interest on Federal Funds Sold and Due From Banks	129	162	616	417
Total Interest Income	26,320	19,325	76,803	54,642
Interest Expense:
Interest on Deposits	5,050	3,127	14,845	7,980
Interest on Borrowings	1,012	562	2,387	1,550
Total Interest Expense	6,062	3,689	17,232	9,530
Net Interest Income	20,258	15,636	59,571	45,112
Provision for Loan Losses	479	503	2,414	1,451
Net Interest Income after Provision for Loan Losses	19,779	15,133	57,157	43,661
Other Income:
Service Charges on Deposit Accounts	1,035	695	3,007	1,941
Gain (Loss) on Sales of Securities	26	-	84	-
Other Income	861	852	5,361	3,347
Total Other Income	1,922	1,547	8,452	5,288
Other Expenses:
Salaries and Employee Benefits	8,793	7,190	26,101	20,418
Occupancy and Equipment Expense	2,135	1,522	5,913	4,342
Other Expenses	3,950	3,158	11,231	11,079
Total Other Expenses	14,878	11,870	43,245	35,839
Income Before Income Taxes	6,823	4,810	22,364	13,110
Provision for Income Taxes	1,312	910	4,351	2,464
Net Income	$5,511	$3,900	$18,013	$10,646
Earnings Per Share:
Basic	$0.41	$0.34	$1.35	$0.99
Diluted	$0.40	$0.33	$1.32	$0.95

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Net Income	$5,511	$3,900	$18,013	$10,646

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	605	(1,010)	7,720	(4,727)
Reclassification Adjustment for Gains (Loss) included in Net Income	26	-	84	-
Income Tax Effect	(133)	212	(1,639)	993
Other Comprehensive Income (Loss)	498	(798)	6,165	(3,734)
Consolidated Comprehensive Income (Loss)	$6,009	$3,102	$24,178	$6,912

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2018	$11,533	$171,193	$32,483	$(4,580)	$210,629
Comprehensive Income:
Net Income	-	-	3,900	-	3,900
Other Comprehensive Income (Loss)	-	-	-	(798)	(798)
Cash Dividends Declared, $0.08 Per Share	-	-	(923)	-	(923)
Stock Issuance	-	(123)	-	-	(123)
Stock Based Compensation Cost	1	282	-	-	283
Surrendered Shares of Stock Based Compensation	-	(7)	-	-	(7)
Balances at September 30, 2018	$11,534	$171,345	$35,460	$(5,378)	$212,961

Balances at June 30, 2019	$13,361	$213,823	$48,087	$2,198	$277,469
Comprehensive Income:
Net Income	-	-	5,511	-	5,511
Other Comprehensive Income (Loss)	-	-	-	498	498
Cash Dividends Declared, $0.10 Per Share	-	-	(1,333)	-	(1,333)
Stock Issuance	25	339	-	-	364
Stock Based Compensation Cost	-	384	-	-	384
Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at September 30, 2019	$13,275	$212,104	$52,265	$2,696	$280,340

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	10,646	-	10,646
Other Comprehensive Income (Loss)	-	-	-	(3,734)	(3,734)
Cash Dividends Declared, $0.22 Per Share	-	-	(2,358)	-	(2,358)
Stock Issuance	1,257	26,404	-	-	27,661
Stock Based Compensation Cost	49	851	-	-	900
Surrendered Shares of Stock Based Compensation	(4)	(82)	(3)	-	(89)
Balances at September 30, 2018	$11,534	$171,345	$35,460	$(5,378)	$212,961

Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	18,013	-	18,013
Other Comprehensive Income (Loss)	-	-	-	6,165	6,165
Cash Dividends Declared, $0.28 Per Share	-	-	(3,730)	-	(3,730)
Stock Issuance	139	1,493	-	-	1,632
Stock Based Compensation Cost	44	919	-	-	963
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at September 30, 2019	$13,275	$212,104	$52,265	$2,696	$280,340

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Consolidated Net Income	$18,013	$10,646
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	2,414	1,451
Depreciation and Amortization	1,223	853
Net Accretion of Purchase Accounting Valuations	(1,336)	(600)
Noncash Compensation Expense	755	811
Net Amortization of Securities	1,268	1,574
Gain on Sales of Securities	(84)	-
Noncash Income on Other Equity Securities	(1,495)	(292)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(27)	(14)
Increase in Cash Value of Life Insurance	(516)	(501)
Credit for Deferred Income Taxes	(216)	(405)
Gain on Sale of Branch	(581)	-
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	710	77
(Increase) Decrease in Other Assets	(325)	1,523
Increase in Accrued Interest Payable	463	216
Increase in Other Liabilities	1,235	1,230
Net Cash Provided by Operating Activities	21,501	16,569

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(24,162)	(4,531)
Proceeds from Maturities / Sales of Securities Available for Sale	22,825	8,843
Proceeds from Paydowns of Securities Available for Sale	29,242	24,817
Net Cash Paid in Merger	-	(49,796)
Net Cash Paid in Sale of Branch	(17,448)	-
Purchases of Other Equity Securities	(3,030)	(1,175)
Redemption of Other Equity Securities	1,110	312
Net Increase in Loans	(172,190)	(129,308)
Net Purchases of Premises and Equipment	(2,034)	(790)
Loss on Disposal of Premises and Equipment	650	-
Proceeds from Sales of Other Real Estate	891	109
Net (Increase) Decrease in Federal Funds Sold	(1,869)	12,386
Net Cash Used in Investing Activities	(166,015)	(139,133)

(CONTINUED)

	For The Nine Months Ended September 30,
	2019	2018
Cash Flows From Financing Activities:
Net Increase in Deposits	24,641	34,587
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	18,808	(3,676)
Net Advances on Federal Home Loan Bank Borrowings	73,000	5,000
Net Proceeds (Repayments) from Long Term Borrowings	-	(300)
Proceeds from Issuance of Common Stock	756	27,661
Repurchase of Common Stock	(2,553)	-
Proceeds from Exercise of Stock Warrants	876	-
Payment of Dividends on Common Stock	(3,730)	(2,358)
Net Cash Provided by Financing Activities	111,798	60,914
Net Increase (Decrease) in Cash and Cash Equivalents	(32,716)	(61,650)
Cash and Cash Equivalents at Beginning of Period	96,072	107,591
Cash and Cash Equivalents at End of Period	$63,356	$45,941

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$14,402	$7,564
Interest on Borrowings	$2,367	$1,520
Income Tax Payments	$4,500	$2,205

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$7,804	$(4,727)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(1,639)	$993
Transfer of Loans to Other Real Estate	$1,310	$319
Transfer of Premises and Equipment to Other Real Estate	$-	$1,373

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

Cost and Allocation of Purchase Price for Richland State Bancorp, Inc. (RSBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to RSBI Shareholders on December 1, 2018	1,679,559
Closing Stock Price on November 30, 2018	25.29
Total Purchase Price	$42,476
Net Assets Acquired:
Cash and Cash Equivalents	$40,648
Securities Available for Sale	63,823
Loans and Leases Receivable	190,964
Premises and Equipment, Net	5,282
Cash Value of Life Insurance	7,260
Core Deposit Intangible	3,947
Other Assets	4,668
Total Assets	316,592

Deposits	289,979
Other Liabilities	1,074
Total Liabilities	291,053
Net Assets Acquired	25,539
Goodwill Resulting from Merger	$16,937

On June 28, 2019, the Company sold a branch that was acquired from Richland State Bank.  The sale resulted in a net gain of $581,000 and reduced goodwill and core deposit intangible by $1.3 million.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$5,511	$3,900	$18,013	$10,646
Denominator:
Weighted Average Common Shares Outstanding	13,315,351	11,533,374	13,321,566	10,795,989
Dilutive Effect of Stock Options and Warrants	354,019	460,360	354,019	460,360
Weighted Average Dilutive Common Shares	13,669,370	11,993,734	13,675,585	11,256,349

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.41	$0.34	$1.35	$0.99

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.40	$0.33	$1.32	$0.95

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$16,695	$439	$5	$17,129
Corporate Securities	22,531	90	247	22,374
Mortgage-Backed Securities	147,433	2,295	577	149,151
Municipal Securities	98,159	1,432	14	99,577
Total Securities Available for Sale	$284,818	$4,256	$843	$288,231

	December 31, 2018
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$17,529	$54	$144	$17,439
Corporate Securities	13,052	76	436	12,692
Mortgage-Backed Securities	168,854	328	3,564	165,618
Municipal Securities	114,472	250	955	113,767
Total Securities Available for Sale	$313,907	$708	$5,099	$309,516

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time in a continued unrealized loss position.  Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$835	$5	$-	$-	$835	$5
Corporate Securities	1,965	47	4,310	200	6,275	247
Mortgage-Backed Securities	549	3	48,240	574	48,789	577
Municipal Securities	5,560	7	2,325	7	7,885	14
Total Securities Available for Sale	$8,909	$62	$54,875	$781	$63,784	$843

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,399	$28	$4,610	$116	$9,009	$144
Corporate Securities	6,274	260	2,324	176	8,598	436
Mortgage-Backed Securities	67,770	1,264	61,271	2,300	129,041	3,564
Municipal Securities	40,473	484	29,782	471	70,255	955
Total Securities Available for Sale	$118,916	$2,036	$97,987	$3,063	$216,903	$5,099

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2019 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$21,184	$21,210
One to Five Years	53,754	54,333
Over Five to Ten Years	137,275	139,054
Over Ten Years	72,605	73,634
Total Securities Available for Sale	$284,818	$288,231

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Real estate loans:
Construction and land	$220,524	$211,054
Farmland	45,809	45,989
1-4 family residential	281,413	270,583
Multi-family residential	31,448	39,273
Nonfarm nonresidential	620,427	518,660
Commercial	415,163	363,640
Consumer	79,943	79,270
Total loans held for investment	1,694,727	1,528,469

Less:
Allowance for loan losses	(12,090)	(11,220)
Net loans	$1,682,637	$1,517,249

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2019 and December 31, 2018.

Net deferred loan origination fees were $2.6 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively, and are netted in their respective loan categories above.  In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets.  At September 30, 2019 and December 31, 2018, overdrafts of $1.5 million and $858,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets.  The unpaid principal balances of mortgages and other loans serviced for others were approximately $145.8 million and $147.0 million at September 30, 2019 and December 31, 2018, respectively.

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

Total loans held for investment at September 30, 2019 includes $221.6 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date.  Included in the acquired balances at September 30, 2019 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $7.5 million and acquired performing loans not accounted for under ASC 310-30 totaling $216.4 million with a related purchase discount of $2.3 million.

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

The following tables set forth, as of September 30, 2019 and December 31, 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2019
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,590	$104	$1,538	$236	$2,715	$4,453	$584	$11,220
Charge-offs	(2)	(2)	(54)	-	(10)	(1,544)	(23)	(1,635)
Recoveries	-	-	12	-	-	37	42	91
Provision	(111)	84	321	(46)	1,299	802	65	2,414
Ending Balance	$1,477	$186	$1,817	$190	$4,004	$3,748	$668	$12,090
Ending Balance:
Individually evaluated for impairment	$-	$4	$122	$-	$46	$401	$101	$674
Collectively evaluated for impairment	$1,477	$182	$1,695	$190	$3,958	$3,347	$567	$11,416
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$220,524	$45,809	$281,413	$31,448	$620,427	$415,163	$79,943	$1,694,727
Ending Balance:
Individually evaluated for impairment	$399	$186	$2,567	$-	$4,078	$4,607	$389	$12,226
Collectively evaluated for impairment	$220,125	$45,390	$278,779	$31,448	$609,408	$410,280	$79,554	$1,674,984
Purchased Credit Impaired (1)	$-	$233	$67	$-	$6,941	$276	$-	$7,517

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019 and December 31, 2018, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$217,772	$1,199	$1,154	$399	$220,524
Farmland	43,700	1,771	51	287	45,809
1-4 family residential	271,963	4,062	3,001	2,387	281,413
Multi-family residential	31,415	-	33	-	31,448
Nonfarm nonresidential	598,332	12,067	4,125	5,903	620,427
Commercial	396,752	9,488	6,701	2,222	415,163
Consumer	77,923	1,502	129	389	79,943
Total	$1,637,857	$30,089	$15,194	$11,587	$1,694,727

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	-	36	-	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2019 and December 31, 2018.  All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$-	$6	$379	$385	$220,139	$220,524	$-
Farmland	23	138	106	267	45,542	45,809	-
1-4 family residential	1,484	483	1,260	3,227	278,186	281,413	169
Multi-family residential	-	-	-	-	31,448	31,448	-
Nonfarm nonresidential	2,119	-	3,946	6,065	614,362	620,427	-
Commercial	295	104	1,780	2,179	412,984	415,163	30
Consumer	188	31	386	605	79,338	79,943	78
Total	$4,109	$762	$7,857	$12,728	$1,681,999	$1,694,727	$277

	December 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$325	$13	$89	$427	$210,627	$211,054	$60
Farmland	-	96	-	96	45,893	45,989	-
1-4 family residential	1,596	588	1,400	3,584	266,999	270,583	270
Multi-family residential	36	-	-	36	39,237	39,273	-
Nonfarm nonresidential	2,437	-	3,967	6,404	512,256	518,660	450
Commercial	328	287	3,241	3,856	359,784	363,640	1,038
Consumer	237	89	106	432	78,838	79,270	58
Total	$4,959	$1,073	$8,803	$14,835	$1,513,634	$1,528,469	$1,876

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2019 and December 31, 2018.  Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio.  Purchased impaired credits are excluded from this table.  The interest income recognized for impaired loans was $217,000 and $186,000 for the nine months ending September 30, 2019 and 2018, respectively.

	September 30, 2019
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$1
Farmland	20	22	4	21
1-4 family residential	207	237	122	178
Multi-family residential	-	-	-	-
Nonfarm nonresidential	546	560	46	601
Other Loans:
Commercial	796	865	401	1,127
Consumer	175	179	101	113
Total	$1,744	$1,863	$674	$2,041

With no allowance recorded:
Real Estate Loans:
Construction and land	$399	$423	$-	$112
Farmland	166	170	-	177
1-4 family residential	2,360	3,008	-	2,562
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,533	3,800	-	3,693
Other Loans:
Commercial	3,811	4,658	-	4,373
Consumer	213	266	-	163
Total	$10,482	$12,325	$-	$11,080

Total Impaired Loans:
Real Estate Loans:
Construction and land	$399	$423	$-	$113
Farmland	186	192	4	198
1-4 family residential	2,567	3,245	122	2,740
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,079	4,360	46	4,294
Other Loans:
Commercial	4,607	5,523	401	5,500
Consumer	388	445	101	276
Total	$12,226	$14,188	$674	$13,121

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2017	$696
Carrying amount of purchased impaired credits acquired in MBI acquisition	5,798
Carrying amount of purchased impaired credits acquired in RSBI acquisition	4,533
Payments received, net of discounts realized	(507)
Purchased impaired credit participation interest sales proceeds, net of discount realized	210
Charge-offs	(26)
Carrying amount - December 31, 2018	10,704
Payments received, net of discounts realized	(3,187)
Carrying amount - September 30, 2019	$7,517

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines.  The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank.  Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures.  During the periods ended September 30, 2019 and December 31, 2018, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity.  At the time of the restructuring, the loan is evaluated for specific allowance for credit losses.  The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms.  If a borrower subsequently defaults on the loan after it is restructured, the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of September 30, 2019 and December 31, 2018.  The Bank had $79,000 in troubled debt restructurings that had subsequently defaulted during the year ended December 31, 2018 and none that had subsequently defaulted during the nine months ended September 30, 2019.

Modifications as of September 30, 2019:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$221
Nonfarm nonresidential	3	2,411	2,103
Other Loans:
Commercial	6	5,914	2,814
Consumer	1	11	10
Total	13	$8,571	$5,148

Modifications as of December 31, 2018:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,412	2,308
Other Loans:
Commercial	6	5,914	3,512
Total	10	$8,326	$5,820

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.  The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet.  In the normal course of business, the Bank has made commitments to extend credit of approximately $341.1 million and standby and commercial letters of credit of approximately $22.8 million at September 30, 2019.

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases.  Rental expense under these agreements was $2.3 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
3 months remaining in 2019	$514
2020	1,949
2021	1,780
2022	1,620
2023	1,506
After 2023	6,932
Total Future Minimum Lease Payments	14,301
Imputed Interest	(1,811)
Present Value of Lease Liabilities	$12,490

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2019
Available for Sale:
U.S. Government Agency Securities	$17,129	$-	$17,129	$-
Corporate Securities	22,374	-	22,374	-
Mortgage-Backed Securities	149,151	-	149,151	-
Municipal Securities	99,577	-	92,990	6,587
Mortgage Loans Held for Sale	256	-	256	-
Total	$288,487	$-	$281,900	$6,587

December 31, 2018
Available for Sale:
U.S. Government Agency Securities	$17,439	$-	$17,439	$-
Corporate Securities	12,692	-	12,692	-
Mortgage-Backed Securities	165,618	-	165,618	-
Municipal Securities	113,767	-	105,383	8,384
Mortgage Loans Held for Sale	58	-	58	-
Total	$309,574	$-	$301,190	$8,384

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2019
Assets:
Impaired Loans	$18,635	$-	$18,635	$-
Repossessed Assets	2,331	-	2,331	-
Total	$20,966	$-	$20,966	$-

December 31, 2018
Assets:
Impaired Loans	$21,557	$-	$21,557	$-
Repossessed Assets	1,920	-	1,920	-
Total	$23,477	$-	$23,477	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2019
Financial Assets:
Cash and Short-Term Investments	$107,061	$107,061	$107,061	$-	$-
Securities	288,231	288,231	-	281,644	6,587
Mortgage Loans Held for Sale	256	256	-	256	-
Loans - Net	1,682,637	1,677,482	-	-	1,677,482
Cash Value of BOLI	32,398	32,398	-	32,398	-
Other Equity Securities	12,697	12,697	-	-	12,697
Total	$2,123,280	$2,118,125	$107,061	$314,298	$1,696,766

Financial Liabilities:
Deposits	$1,733,390	$1,738,300	$-	$-	$1,738,300
Borrowings	184,037	202,089	-	202,089	-
Total	$1,917,427	$1,940,389	$-	$202,089	$1,738,300

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2018
Financial Assets:
Cash and Short-Term Investments	$137,908	$137,908	$137,908	$-	$-
Securities	309,516	309,516	-	301,132	8,384
Mortgage Loans Held for Sale	58	58	-	58	-
Loans - Net	1,517,249	1,495,454	-	-	1,495,454
Cash Value of BOLI	31,882	31,882	-	31,882	-
Other Equity Securities	9,282	9,282	-	-	9,282
Total	$2,005,895	$1,984,100	$137,908	$333,072	$1,513,120

Financial Liabilities:
Deposits	$1,733,934	$1,717,698	$-	$-	$1,717,698
Borrowings	92,229	104,930	-	104,930	-
Total	$1,826,163	$1,822,628	$-	$104,930	$1,717,698

Note 9 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases.  This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements.  A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term.  The ASU was effective on January 1, 2019.  The Company recognized a right-of-use asset and lease liability of approximately $12.5 million as of September 30, 2019.  The right-of-use asset and lease liability are recorded within premises and equipment and other liabilities, respectively.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable).  The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term.  An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  Financial instruments with similar risk characteristics may be grouped together when estimating the CECL.  The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition.  Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets.  The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses.  The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies until January 2023.  The Company anticipates electing the delay and implementing the standard sometime after 2020.  The adoption of this ASU may have a material effect on the Company’s consolidated financial statements

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The revised guidance will be applied prospectively, and is effective for calendar year-end ending in 2020 for public business entities.  Early adoption is permitted for any impairment tests performed after January 1, 2017.  Based on recent goodwill impairment tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have any immediate impact on the consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First from December 31, 2018 to September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, Business First Bank, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 25 banking centers in markets across Louisiana and in Dallas, Texas. As of September 30, 2019, we had total assets of $2.2 billion, total loans of $1.7 billion, total deposits of $1.7 billion, and total shareholders’ equity of $280.3 million.

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

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2019 include:

•	Total assets of $2.2 billion, a $125.9 million, or 6.0%, increase from December 31, 2018.

•	Total loans held for investment of $1.7 billion, a $166.3 million, or 10.9%, increase from December 31, 2018.

•	Total deposits of $1.7 billion, relatively unchanged from December 31, 2018.

•	Net income of $5.5 million, a $1.6 million, or 41.3%, increase from the three months ended September 30, 2018.

•	Net interest income of $20.3 million, an increase of $4.6 million, or 29.6%, from the three months ended September 30, 2018.

•

Allowance for loan and lease losses of 0.71% of total loans held for investment, compared to 0.73% as of December 31, 2018, and a ratio of nonperforming loans to total loans held for investment of 0.70%, compared to 0.89% as of December 31, 2018.

•

Earnings per share for the first nine months of 2019 of $1.35 per basic share and $1.32 per diluted share, compared to $0.99 per basic share and $0.95 per diluted share for the first nine months of 2018.

•	Return on average assets of 1.14% over the first nine months of 2019, compared to 0.87% for the first nine months of 2018.

•	Return on average equity of 8.88% over the first nine months of 2019, compared to 7.45% for the first nine months of 2018.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.59%, 11.50%, 11.50% and 13.42%, respectively, compared to 11.66%, 11.83%, 11.83%, and 13.91%, respectively as of December 31, 2018.

•	Book value per share of $21.12, an increase of 7.3% from $19.68 at December 31, 2018.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Performance Summary

For the three months ended September 30, 2019, net income was $5.5 million, or $0.41 per basic share and $0.40 per diluted share, compared to net income of $3.9 million, or $0.34 per basic share and $0.33 per diluted share, for the three months ended September 30, 2018. Return on average assets, on an annualized basis, increased to 1.02% for the three months ended September 30, 2019, from 0.94% for the three months ended September 30, 2018. Return on average equity, on an annualized basis, increased to 7.93% for the three months ended September 30, 2019, as compared to 7.37% for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, net income was $18.0 million, or $1.35 per basic share and $1.32 per diluted share, compared to net income of $10.6 million, or $0.99 per basic share and $0.95 per diluted share, for the nine months ended September 30, 2018. Return on average assets, on an annualized basis, increased to 1.14% for the nine months ended September 30, 2019, from 0.87% for the nine months ended September 30, 2018. Return on average equity, on an annualized basis, increased to 8.88% for the nine months ended September 30, 2019, as compared to 7.45% for the nine months ended September 30, 2018.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a monthly average, and average yield / rate utilizing a 30/360 day count convention.

For the three months ended September 30, 2019, net interest income totaled $20.3 million, and net interest margin and net interest spread were 4.10% and 3.66%, respectively, compared to $15.6 million, 4.05%, and 3.70%, respectively, for the three months ended September 30, 2018. The average yield on the loan portfolio was 5.87% for the three months ended September 30, 2019, compared to 5.65% for the three months ended September 30, 2018, and the average yield on total interest-earning assets was 5.32% for the three months ended September 30, 2019, compared to 5.01% for the three months ended September 30, 2018. For the three months ended September 30, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 29 basis points compared to the three months ended September 30, 2018, primarily due to our issuance of subordinated debt in December 2018 and increasing rates. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

For the nine months ended September 30, 2019, net interest income totaled $59.6 million, and net interest margin and net interest spread were 4.10% and 3.68%, respectively, compared to $45.1 million, 4.00%, and 3.72%, respectively, for the nine months ended September 30, 2018. The average yield on the loan portfolio was 5.87% for the nine months ended September 30, 2019, compared to 5.48% for the nine months ended September 30, 2018, and the average yield on total interest-earning assets was 5.29% for the nine months ended September 30, 2019, compared to 4.85% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 37 basis points compared to the nine months ended September 30, 2018, primarily due to our issuance of subordinated debt in December 2018 and increasing rates.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2019 and 2018, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,664,283	$24,408	5.87%	$1,258,060	$17,777	5.65%
Securities available for sale	297,121	1,783	2.40	253,902	1,386	2.18
Interest-bearing deposits in other banks	16,070	129	3.21	31,858	162	2.03
Total interest-earning assets	1,977,474	26,320	5.32	1,543,820	19,325	5.01
Allowance for loan losses	(11,783)			(9,945)
Noninterest-earning assets	191,068			132,242
Total assets	$2,156,759	$26,320		$1,666,117	$19,325

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,300,740	$5,050	1.55%	$1,028,412	$3,127	1.22%
Subordinated debt	25,000	422	6.75	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	105,588	560	2.12	85,000	506	2.38
Other borrowings	23,718	30	0.51	17,484	56	1.28
Total interest-bearing liabilities	1,455,046	6,062	1.67	1,130,896	3,689	1.31

Noninterest-bearing liabilities:
Noninterest-bearing deposits	398,748			315,111
Other liabilities	24,937			8,479
Total noninterest-bearing liabilities	423,685			323,590
Shareholders’ equity	278,028			211,631
Total liabilities and shareholders’ equity	$2,156,759			$1,666,117

Net interest rate spread(1)			3.66%			3.70%
Net interest income		$20,258			$15,636
Net interest margin(2)			4.10%			4.05%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,605,423	$70,701	5.87%	$1,216,395	$50,002	5.48%
Securities available for sale	303,374	5,486	2.41	254,035	4,223	2.22
Interest-bearing deposits in other banks	26,621	616	3.09	32,899	417	1.69
Total interest-earning assets	1,935,418	76,803	5.29	1,503,329	54,642	4.85
Allowance for loan losses	(11,625)			(9,516)
Noninterest-earning assets	187,924			141,209
Total assets	$2,111,717	$76,803		$1,635,022	$54,642

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,323,927	$14,845	1.50%	$1,022,982	$7,980	1.04%
Subordinated debt	25,000	1,267	6.76	—	—	—
Advances from FHLB	59,990	1,065	2.37	84,777	1,387	2.18
Other borrowings	16,863	55	0.43	18,478	163	1.18
Total interest-bearing liabilities	1,425,780	17,232	1.61	1,126,237	9,530	1.13

Noninterest-bearing liabilities:
Noninterest-bearing deposits	396,452			309,526
Other liabilities	19,105			8,604
Total noninterest-bearing liabilities	415,557			318,130
Shareholders’ equity	270,380			190,655
Total liabilities and shareholders’ equity	$2,111,717			$1,635,022

Net interest rate spread(1)			3.68%			3.72%
Net interest income		$59,571			$45,112
Net interest margin(2)			4.10%			4.00%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,958	$673	$6,631
Securities available for sale	259	138	397
Interest-earning deposits in other banks	(127)	94	(33)
Total increase in interest income	$6,090	$905	$6,995

Interest-bearing liabilities:
Interest-bearing deposits	$1,057	$866	$1,923
Subordinated debt	422	—	422
Advances from FHLB	109	(55)	54
Other borrowings	8	(34)	(26)
Total increase in interest expense	1,596	777	2,373
Increase in net interest income	$4,494	$128	$4,622

	For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$17,132	$3,567	$20,699
Securities available for sale	892	371	1,263
Interest-earning deposits in other banks	(145)	344	199
Total increase in interest income	$17,879	$4,282	$22,161

Interest-bearing liabilities:
Interest-bearing deposits	$3,374	$3,491	$6,865
Subordinated debt	1,267	—	1,267
Advances from FHLB	(440)	118	(322)
Other borrowings	(5)	(103)	(108)
Total increase in interest expense	4,196	3,506	7,702
Increase in net interest income	$13,683	$776	$14,459

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $479,000 for the three months ended September 30, 2019 and $503,000 for the same period in 2018. For the nine months ended September 30, 2019 and 2018, the provision for loan losses was $2.4 million and $1.5 million, respectively. The higher provision for the nine months ended September 30, 2019 compared to the same periods in 2018 was generally attributable to a previously identified impaired loan as well as higher loan balances.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and pass-through income from SBIC partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,035	$695	$340
Debit card and ATM fee income	460	267	193
Bank-owned life insurance income	175	168	7
Gain on sales of investment securities	26	—	26
Brokerage commissions	15	(6)	21
Mortgage origination income	120	77	43
Correspondent bank income	118	118	—
Rental income	159	166	(7)
Gain on sale of banking center	(12)	—	(12)
Loss on sale / disposal of other assets	(650)	(103)	(547)
Pass-through income from SBIC partnerships	138	—	138
Other	338	165	173
Total noninterest income	$1,922	$1,547	$375

	For the Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$3,007	$1,941	$1,066
Debit card and ATM fee income	1,397	772	625
Bank-owned life insurance income	517	502	15
Gain on sales of investment securities	84	—	84
Brokerage commissions	58	506	(448)
Mortgage origination income	308	191	117
Correspondent bank income	343	280	63
Rental income	488	495	(7)
Gain on sale of banking center	581	—	581
Loss on sale / disposal of other assets	(650)	(56)	(594)
Pass-through income from SBIC partnerships	1,404	222	1,182
Other	915	435	480
Total noninterest income	$8,452	$5,288	$3,164

Noninterest income for the three months ended September 30, 2019 increased $375,000, or 24.2%, to $1.9 million compared to noninterest income of $1.5 million for the same period in 2018. Noninterest income for the nine months ended September 30, 2019 increased $3.2 million, or 59.8%, to $8.5 million compared to noninterest income of $5.3 million for the same period in 2018. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $1.0 million for the three months ended September 30, 2019, an increase of $340,000 over the same period in 2018. For the nine months ended September 30, 2019, service charges on deposit accounts were $3.0 million, an increase of $1.1 million over the same period in 2018. The increase for both the three and nine months ended September 30, 2019, over the same period in 2018, was primarily due to increases in deposit balances and accounts from the acquisition of Richland State Bancorp, Inc. (“RSBI”) in November 2018 and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $460,000 and $267,000 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $193,000, or 72.3%. For the nine months ended September 30, 2019 and 2018, fee income was $1.4 million and $772,000, respectively, representing an increase of $625,000, or 81.0%. The increase for both the three and nine months ended September 30, 2019, over the same period in 2018, was primarily due to the additional accounts from the acquisition of RSBI and organic growth.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions were $58,000 and $506,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease for the nine months ended September 30, 2019 over the same period in 2018, was primarily due to restructuring our brokerage activities.

Gain on sale of banking center. We sold a banking center located in Mangham, Louisiana that resulted in a gain of $581,000 during the second quarter of 2019.

Loss on sale / disposal of other assets. The $650,000 loss for both the three months and nine months ended September 30, 2019 was largely attributable to the rebuilding of the Port Allen, Louisiana banking center.

Pass-through income from SBIC partnerships. During the second quarter of 2019, we recognized investment income (largely related to a dividend recapitalization) which increased our nine months ended September 30, 2019 income, compared to the same period in 2018.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $173,000, or 104.8%, for the three months ended September 30, 2019, compared to the same period in 2018. For the nine months ended September 30, 2019, other income increased $480,000, or 110.3%. The increase for both the three months and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to increases in the use of these services by legacy RSBI customers. We also received a grant for the nine months ended September 30, 2019 in the amount of $113,000 that represented part of the increase.

Noninterest Expense

Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses, among others.

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$8,793	$7,190	$1,603
Non-staff expenses:
Occupancy of bank premises	1,230	914	316
Depreciation and amortization	645	417	228
Data processing	380	395	(15)
FDIC assessment fees	(105)	221	(326)
Legal and other professional fees	346	328	18
Advertising and promotions	544	290	254
Utilities and communications	397	294	103
Ad valorem shares tax	345	321	24
Directors’ fees	121	93	28
Other real estate owned expenses and write-downs	19	—	19
Merger and conversion related expenses	350	138	212
Other	1,813	1,269	544
Total noninterest expense	$14,878	$11,870	$3,008

	For the Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$26,101	$20,418	$5,683
Non-staff expenses:
Occupancy of bank premises	3,412	2,632	780
Depreciation and amortization	1,906	1,246	660
Data processing	1,572	1,160	412
FDIC assessment fees	293	945	(652)
Legal and other professional fees	1,017	1,239	(222)
Advertising and promotions	1,150	817	333
Utilities and communications	1,018	835	183
Ad valorem shares tax	1,035	965	70
Directors’ fees	451	344	107
Other real estate owned expenses and write-downs	118	9	109
Merger and conversion related expenses	331	1,065	(734)
Other	4,841	4,164	677
Total noninterest expense	$43,245	$35,839	$7,406

Noninterest expense for the three months ended September 30, 2019 increased $3.0 million, or 25.3%, to $14.9 million, compared to noninterest expense of $11.9 million for the same period in 2018. For the nine months ended September 30, 2019, noninterest expense increased $7.4 million, or 20.7%, to $43.2 million, compared to noninterest expense of $35.8 million for the same period in 2018. The most significant components of the increases were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $8.8 million for the three months ended September 30, 2019, an increase of $1.6 million, or 22.3%, compared to the same period in 2018. For the nine months ended September 30, 2019, salaries and benefits were $26.1 million, an increase of $5.7 million, or 27.8%, compared to the same period in 2018. The increases were primarily due to additional hires for new positions, our merit increase cycle, and the acquisition of RSBI (including severance and retention payments related to the acquisitions) and its legacy operations and employees. As of September 30, 2019, we had 346 full-time equivalent employees, compared to 253 as of September 30, 2018.

Occupancy of bank premises. Expenses associated with occupancy of premises were $1.2 million and $914,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, occupancy and bank premises expenses were $3.4 million and $2.6 million, respectively. The increase for both the three and nine months ended September 30, 2019, compared to the same period in 2018, is primarily due to the acquisition of RSBI and its legacy branch locations.

Depreciation and amortization. Depreciation and amortization costs were $645,000 and $417,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation and amortization costs were $1.9 million and $1.2 million, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $423,000 and $286,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense totaled $1.2 million and $852,000, respectively. The amortization of intangible assets was $222,000 and $131,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, amortization of intangible assets was $683,000 and $394,000, respectively.

Data processing. Expenses associated with data processing were $380,000 and $395,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, data processing expenses were $1.6 million and $1.2 million, respectively. The increase for the nine months ended September 30, 2019, compared to the same period in 2018, is primarily due to the acquisition of RSBI and operating on separate core systems until the conversion into one system in July 2019.

FDIC assessment fees. FDIC assessments was a net credit of $105,000 and fees of $221,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, FDIC assessment fees were $293,000 and $945,000, respectively. The decrease for both the three months and nine months ended September 30, 2019, compared to the same period in 2018, is primarily due to increased capital ratios and a credit back to the bank in the third quarter.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. For the nine months ended September 30, 2019 and 2018, legal and other professional fees were $1.0 million and $1.2 million, respectively. The decrease for the nine months ended September 30, 2019 was due to legal fees in 2018 related to acquisitions and our listing on the NASDAQ Global Select Market.

Advertising and promotions. Advertising and promotions costs were $544,000 and $290,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, advertising and promotions costs were $1.2 million and $817,000, respectively. The increase for both the three and nine months ended September 30, 2019, compared to the same period in 2018, is largely attributable to one-time production costs for future advertising campaigns.

Merger and conversion related expenses. Merger and conversion related expenses for the three months and nine months ended September 30, 2019 and 2018 were related to the acquisitions of RSBI and Minden Bancorp, Inc. (“MBI”), respectively. During the three months ended September 30, 2019, we completed our conversion of RSBI’s core system into our core system and had costs associated with the conversion. During the nine months ended September 30, 2019, we had a merger related termination fee downward adjustment of $469,000 from the original estimate.

Other. This category includes various operating and administrative expenses, including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $544,000 for the three months ended September 30, 2019 compared to the same period in 2018. Other noninterest expense increased $677,000 for the nine months ended September 30, 2019. The increase in other expenses for both the three months and nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to the acquisition of RSBI and its legacy operations.

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

For the three months ended September 30, 2019, income tax expense totaled $1.3 million, an increase of $402,000, or 44.2%, compared to the same period in 2018. For the nine months ended September 30, 2019, income tax expense totaled $4.4 million, an increase of $1.9 million, or 76.6%, compared to the same period in 2018. Our effective tax rates for the three months ended September 30, 2019 and 2018 were 19.2% and 18.9%, respectively. For the nine months ended September 30, 2019 and 2018, our effective tax rates were 19.5% and 18.8%, respectively. The increase in our effective tax rate for both the three and nine months ended September 30, 2019 is primarily due to higher taxable income. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities and BOLI and by other nondeductible expenses.

Financial Condition

Our total assets increased $125.9 million, or 6.0%, from December 31, 2018 to September 30, 2019.

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

As of September 30, 2019, total loans held for investment were $1.7 billion, an increase of $166.3 million, or 10.9%, compared to December 31, 2018. The increase was primarily due to our continued loan penetration in our primary market areas. Additionally, $256,000 and $58,000 in mortgage loans were classified as loans held for sale as of September 30, 2019 and December 31, 2018, respectively.

Total loans held for investment as a percentage of total deposits were 97.8% and 88.2% as of September 30, 2019 and December 31, 2018, respectively. Total loans held for investment as a percentage of total assets were 76.3% and 73.0% as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$415,163	24.5%	$363,640	23.8%
Real estate:
Construction and land	220,524	13.0	211,054	13.8
Farmland	45,809	2.7	45,989	3.0
1-4 family residential	281,413	16.6	270,583	17.7
Multi-family residential	31,448	1.9	39,273	2.6
Nonfarm nonresidential	620,427	36.6	518,660	33.9
Consumer	79,943	4.7	79,270	5.2
Total loans held for investment	$1,694,727	100.0%	$1,528,469	100.0%

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

Commercial loans increased $51.5 million, or 14.2%, to $415.2 million as of September 30, 2019 from $363.6 million as of December 31, 2018, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $9.5 million, or 4.5%, to $220.5 million as of September 30, 2019 from $211.1 million as of December 31, 2018, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured primarily by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers.

1-4 family residential loans increased $10.8 million, or 4.0%, to $281.4 million as of September 30, 2019 from $270.6 million as of December 31, 2018.

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

Nonfarm nonresidential loans increased $101.8 million, or 19.6%, to $620.4 million as of September 30, 2019 from $518.7 million as of December 31, 2018.

Other loan categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, and consumer loans. None of these categories of loans represent a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$157,238	$198,994	$58,931	$415,163
Real estate:
Construction and land	108,588	100,723	11,213	220,524
Farmland	9,070	28,509	8,230	45,809
1-4 family residential	37,683	161,393	82,337	281,413
Multi-family residential	5,944	11,691	13,813	31,448
Nonfarm nonresidential	87,039	362,304	171,084	620,427
Consumer	22,798	53,740	3,405	79,943
Total loans held for investment	$428,360	$917,354	$349,013	$1,694,727
Amounts with fixed rates	$162,439	$688,239	$265,075	$1,115,753
Amounts with floating rates	265,921	229,115	83,938	578,974

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$137,581	$161,874	$64,185	$363,640
Real estate:
Construction and land	104,033	74,730	32,291	211,054
Farmland	12,340	31,755	1,894	45,989
1-4 family residential	40,613	137,617	92,353	270,583
Multi-family residential	12,253	12,945	14,075	39,273
Nonfarm nonresidential	61,561	294,683	162,416	518,660
Consumer	36,129	37,161	5,980	79,270
Total loans held for investment	$404,510	$750,765	$373,194	$1,528,469
Amounts with fixed rates	$147,087	$541,076	$267,748	$955,911
Amounts with floating rates	257,423	209,689	105,446	572,558

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $14.2 million and $15.5 million in nonperforming assets as of September 30, 2019 and December 31, 2018, respectively. We had $11.9 million in nonperforming loans as of September 30, 2019 compared to $13.6 million as of December 31, 2018. The decrease in nonperforming assets from December 31, 2018 to September 30, 2019 is primarily due to the reduction in nonaccrual loans and loans past due 90 or more days.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$11,577	$11,691
Accruing loans 90 or more days past due	277	1,876
Total nonperforming loans	11,854	13,567
Repossessed assets	5	11
Other real estate owned:
Commercial real estate, construction, land and land development	2,071	1,568
Residential real estate	255	341
Total other real estate owned	2,326	1,909
Total nonperforming assets	$14,185	$15,487
Restructured loans-nonaccrual	$2,967	$2,900
Restructured loans-accruing	2,181	2,920
Ratio of nonperforming loans to total loans held for investment	0.70%	0.89%
Ratio of nonperforming assets to total assets	0.64	0.74

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$399	$32
Farmland	287	112
1-4 family residential	2,387	2,728
Multi-family residential	—	—
Nonfarm nonresidential	5,903	6,031
Commercial	2,222	2,663
Consumer	379	125
Total	$11,577	$11,691

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$217,772	$1,199	$1,154	$399	$220,524
Farmland	43,700	1,771	51	287	45,809
1-4 family residential	271,963	4,062	3,001	2,387	281,413
Multi-family residential	31,415	—	33	—	31,448
Nonfarm nonresidential	598,332	12,067	4,125	5,903	620,427
Commercial	396,752	9,488	6,701	2,222	415,163
Consumer	77,923	1,502	129	389	79,943
Total	$1,637,857	$30,089	$15,194	$11,587	$1,694,727

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	—	36	—	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

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

As of September 30, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment. As of December 31, 2018, the allowance for loan losses totaled $11.2 million, or 0.73%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2019 (Unaudited)	As of and For the Year Ended December 31, 2018
	(Dollars in thousands)
Average loans outstanding(1)	$1,605,423	$1,258,178
Gross loans held for investment outstanding at end of period	$1,694,727	$1,528,469
Allowance for loan losses at beginning of period	$11,220	$8,765
Provision for loan losses	2,414	2,390
Charge-offs:
Real estate:
Construction, land and farmland	4	90
Residential	54	294
Nonfarm non-residential	10	—
Commercial	1,544	—
Consumer	23	88
Total charge-offs	1,635	472
Recoveries:
Real estate:
Construction, land and farmland	—	398
Residential	12	18
Nonfarm non-residential	—	13
Commercial	37	28
Consumer	42	80
Total recoveries	91	537
Net charge-offs (recoveries)	1,544	(65)
Allowance for loan losses at end of period	$12,090	$11,220
Ratio of allowance to end of period loans held for investment	0.71%	0.73%
Ratio of net charge-offs (recoveries) to average loans	0.10%	—

(1)	Excluding loans held for sale.

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

	As of September 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,477	12.2%	$1,590	14.2%
Farmland	186	1.6	104	0.9
1-4 family residential	1,817	15.0	1,538	13.7
Multi-family residential	190	1.6	236	2.1
Nonfarm nonresidential	4,004	33.1	2,715	24.2
Total real estate	7,674	63.5	6,183	55.1
Commercial	3,748	31.0	4,453	39.7
Consumer	668	5.5	584	5.2
Total allowance for loan losses	$12,090	100.0%	$11,220	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2019, the carrying amount of investment securities totaled $288.2 million, a decrease of $21.3 million, or 6.9%, compared to $309.5 million as of December 31, 2018. Our securities portfolio represented 13.0% and 14.8% of total assets as of September 30, 2019 and December 31, 2018, respectively.

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

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$16,695	$439	$5	$17,129
Corporate bonds	22,531	90	247	22,374
Mortgage-backed securities	147,433	2,295	577	149,151
Municipal securities	98,159	1,432	14	99,577
Total	$284,818	$4,256	$843	$288,231

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$17,529	$54	$144	$17,439
Corporate bonds	13,052	76	436	12,692
Mortgage-backed securities	168,854	328	3,564	165,618
Municipal securities	114,472	250	955	113,767
Total	$313,907	$708	$5,099	$309,516

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2019, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$995	2.88%	$4,732	2.87%	$10,720	2.89%	$682	3.48%	$17,129	2.91%
Corporate bonds	6,500	3.52%	1,965	3.12%	13,909	5.52%	—	—%	22,374	4.73%
Mortgage-backed securities	42	—%	9,640	2.42%	76,213	2.18%	63,256	2.71%	149,151	2.42%
Municipal securities	13,673	2.05%	37,996	2.14%	38,212	2.29%	9,696	2.86%	99,577	2.25%
Total	$21,210	2.54%	$54,333	2.29%	$139,054	2.60%	$73,634	2.74%	$288,231	2.57%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$997	1.11%	$6,915	2.85%	$9,527	2.85%	$—	—%	$17,439	2.75%
Corporate bonds	—	—%	8,316	3.78%	4,376	5.22%	—	—%	12,692	4.28%
Mortgage-backed securities	71	1.27%	13,308	2.45%	82,754	2.16%	69,485	2.82%	165,618	2.46%
Municipal securities	14,227	1.98%	45,674	2.09%	38,222	2.20%	15,644	2.77%	113,767	2.21%
Total	$15,295	1.92%	$74,213	2.42%	$134,879	2.32%	$85,129	2.81%	$309,516	2.46%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.39 years with an estimated effective duration of 38.26 months as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits decreased by $544,000 between December 31, 2018 and September 30, 2019 primarily due to the sale of our Mangham, Louisiana banking center and $24.9 million in associated deposits, which occurred in the second quarter of 2019.

Noninterest-bearing deposits as of September 30, 2019 were $406.1 million, compared to $382.4 million as of December 31, 2018, an increase of $23.8 million, or 6.2%.

Average deposits for the nine months ended September 30, 2019 were $1.7 billion, an increase of $348.8 million, or 25.4%, over the average deposits for the year ended December 31, 2018 of $1.4 billion. The average rate paid on total interest-bearing deposits increased over this period from 1.12% for the year ended December 31, 2018 to 1.50% for the nine months ended September 30, 2019. The increase in average rates during the nine months ended September 30, 2019 over the average for the year ended December 31, 2018 was primarily due to the increase in deposit pricing from rising interest rates. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.15% for the nine months ended September 30, 2019 and 0.86% for the year ended December 31, 2018.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2019 (Unaudited)		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$35,152	1.35%	$37,178	0.88%
Negotiable order of withdrawal (“NOW”) accounts	265,988	0.88%	183,705	0.57%
Limited access money market accounts and savings	434,653	1.02%	356,880	0.74%
Certificates and other time deposits > $250k	185,086	2.10%	152,159	1.60%
Certificates and other time deposits < $250k	403,048	2.15%	322,010	1.67%
Total interest-bearing deposits	1,323,927	1.50%	1,051,932	1.12%
Noninterest-bearing demand accounts	396,452	—	319,623	—
Total deposits	$1,720,379	1.15%	$1,371,555	0.86%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2019 and the year ended December 31, 2018 was 23.0% and 23.3%, respectively.

The following tables set forth the certificates of deposit by time remaining until maturity:

	As of September 30, 2019
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands) (Unaudited)
1 year or less	$99,653	$246,810	$70,335	$416,798
More than 1 year but less than 3 years	60,726	89,058	36,403	186,187
3 years or more but less than 5 years	4,627	6,571	6,026	17,224
5 years or more	—	—	—	—
Total	$165,006	$342,439	$112,764	$620,209

	As of December 31, 2018
	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000	Certificates of Deposit Less Than $100,000	Total
	(Dollars in thousands)
1 year or less	$89,045	$214,470	$71,097	$374,612
More than 1 year but less than 3 years	60,161	69,613	36,438	166,212
3 years or more but less than 5 years	10,939	12,226	7,121	30,286
5 years or more	—	—	—	—
Total	$160,145	$296,309	$114,656	$571,110

Borrowings

We utilize short-term and long-term borrowings to supplement deposits in funding our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. As of September 30, 2019 and December 31, 2018, total borrowing capacity of $617.3 million and $544.0 million, respectively, was available under this arrangement, and $128.0 million and $55.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.07% as of September 30, 2019 and 2.47% as of December 31, 2018. Our current FHLB advances mature within five years.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
September 30, 2019
Amount outstanding at quarter-end	$128,000
Weighted average stated interest rate at quarter-end	2.07%
Maximum month-end balance during the quarter	$128,000
Average balance outstanding during the quarter	$105,588
Weighted average interest rate during the quarter	2.12%

December 31, 2018
Amount outstanding at year-end	$55,000
Weighted average stated interest rate at year-end	2.47%
Maximum month-end balance during the year	$105,000
Average balance outstanding during the year	$84,187
Weighted average interest rate during the year	2.20%

Subordinated Debt. On December 17, 2018 we entered into a subordinated note purchase agreement with EJF Capital, LLC providing for the issuance of $25.0 million in subordinated notes due in 2033. This subordinated debt is due at maturity with quarterly interest payments bearing a 6.75% fixed-to-floating rate. The balance outstanding at both September 30, 2019 and December 31, 2018 was $25.0 million. This subordinated note purchase agreement was established for the purpose of paying off our long term advance and line of credit with FNBB and to gain additional Tier 2 capital.

The following table presents the subordinated debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
September 30, 2019
Amount outstanding at quarter-end	$25,000
Weighted average stated interest rate at quarter-end	6.75%
Maximum month-end balance during the quarter	$25,000
Average balance outstanding during the quarter	$25,000
Weighted average interest rate during the quarter	6.75%

December 31, 2018
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$1,027
Weighted average interest rate during the year	6.75%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of September 30, 2019:

Fed Funds Limits
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	$30,000
The Independent Bankers Bank	$25,000
FTN	$17,000
ServisFirst Bank	$10,000
CenterState Bank	$9,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
September 30, 2019
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$975
Average balance outstanding during the quarter	$240
Weighted average interest rate during the quarter	2.02%

December 31, 2018
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$114
Weighted average interest rate during the year	2.44%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2019 and the year ended December 31, 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2019 and December 31, 2018, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of September 30, 2019 or December 31, 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $2.1 billion and $1.7 billion for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	19.0%
Interest-bearing	62.7%	62.5%
Subordinated debt	1.2%	0.1%
Advances from FHLB	2.8%	5.0%
Other borrowings	0.8%	1.1%
Other liabilities	0.9%	0.4%
Shareholders’ equity	12.8%	11.9%
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	75.5%	74.2%
Securities available for sale	14.4%	15.3%
Interest-bearing deposits in other banks	1.2%	1.9%
Other noninterest-earning assets	8.9%	8.6%
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.0%	23.3%
Average loans to average deposits	93.3%	91.7%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 32.0% for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the acquisition of RSBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.39 years and an effective duration of 38.26 months as of September 30, 2019. As of December 31, 2018, our securities portfolio had a weighted average life of 4.50 years and an effective duration of 44.69 months.

As of September 30, 2019, we had outstanding $341.1 million in commitments to extend credit and $22.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had outstanding $322.5 million in commitments to extend credit and $11.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2019 and December 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2019, we had cash and cash equivalents of $63.4 million compared to $96.1 million as of December 31, 2018.

Capital Resources

Total shareholders’ equity increased to $280.3 million as of September 30, 2019, compared to $260.1 million as of December 31, 2018, an increase of $20.3 million, or 7.8%. This increase was primarily due to $18.0 million in net income and a $6.2 million change in unrealized gains (losses) on our investment portfolio, offset with $3.7 million in paid dividends.

On October 17, 2019, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2019 in the amount of $0.10 per share to the common shareholders of record as of November 15, 2019. The dividend is to be paid on November 30, 2019, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of September 30, 2019 and December 31, 2018, we and Business First Bank were in compliance with all applicable regulatory capital requirements, and Business First Bank was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and Business First Bank as of the dates indicated.

	As of September 30, 2019 (Unaudited)		As of December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	$259,357	13.42%	$242,144	13.91%
Tier 1 capital (to risk weighted assets)	222,267	11.50%	205,924	11.83%
Common Equity Tier 1 capital (to risk weighted assets)	222,267	11.50%	205,924	11.83%
Tier 1 Leverage capital (to average assets)	222,267	10.59%	205,924	11.66%

Business First Bank
Total capital (to risk weighted assets)	$247,716	12.83%	$224,356	12.90%
Tier 1 capital (to risk weighted assets)	235,626	12.20%	213,136	12.26%
Common Equity Tier 1 capital (to risk weighted assets)	235,626	12.20%	213,136	12.26%
Tier 1 Leverage capital (to average assets)	235,626	11.23%	213,136	12.08%

Long Term Debt

For information on our borrowings for the subordinated debt, please refer to “Borrowings.”

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2019 and December 31, 2018 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB short term advances, subordinated debt, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $128.0 million and $55.0 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the FHLB short term advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.07% and 2.47%, respectively, and maturing within five years. The subordinated debt agreement totaled $25.0 million at both September 30, 2019 and December 31, 2018. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033.

	As of September 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,614	$2,903	$2,455	$5,518	$12,490
Time deposits	416,887	186,098	17,224	—	620,209
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	45,000	30,000	53,000	—	128,000
Securities sold under agreements to repurchase	31,037	—	—	—	31,037
Standby and commercial letters of credit	10,564	12,216	—	—	22,780
Commitments to extend credit	193,356	97,223	25,190	25,281	341,050
Total	$698,458	$328,440	$97,869	$55,799	$1,180,566

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,366	$3,087	$2,294	$4,751	$12,498
Time deposits	374,612	166,212	30,286	—	571,110
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	25,000	—	30,000	—	55,000
Securities sold under agreements to repurchase	12,229	—	—	—	12,229
Standby and commercial letters of credit	8,691	2,816	—	—	11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$594,011	$285,556	$79,276	$50,967	$1,009,810

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

	As of September 30, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$10,564	$12,216	$—	$—	$22,780
Commitments to extend credit	193,356	97,223	25,190	25,281	341,050
Total	$203,920	$109,439	$25,190	$25,281	$363,830

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,691	$2,816	$—	$—	$11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$179,804	$116,257	$16,696	$21,216	$333,973

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

On at least a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding interest rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 5% for a 100 basis point shift, 10% for a 200 basis point shift, and 12.5% for a 300 basis point shift. Internal policy regarding interest rate simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated fair value of equity at risk for the subsequent one-year period should not decline by more than 10% for a 100 basis point shift, 15% for a 200 basis point shift, and 25% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.90%	(1.18%)	5.20%	(2.07%)
+200	5.90%	(0.88%)	3.10%	(1.24%)
+100	3.00%	(0.62%)	1.10%	(0.64%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(3.50%)	(0.39%)	(4.40%)	(0.29%)

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

Core Net Income. Core net income, which excludes noncore income and expenses, for the three months ended September 30, 2019 was $6.3 million, or $0.46 per diluted share, compared to core net income of $4.4 million, or $0.37 per diluted share, for the three months ended September 30, 2018. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.16% and 9.01% for the three months ended September 30, 2019, compared to 1.06% and 8.37% for the three months ended September 30, 2018. Core net income, which excludes noncore income and expenses, for the nine months ended September 30, 2019 was $18.5 million, or $1.35 per diluted share, compared to core net income of $12.1 million, or $1.07 per diluted share, for the nine months ended September 30, 2018. As adjusted, core return on average assets and core return on average equity, in each case on an annualized basis, were 1.17% and 9.12% for the nine months ended September 30, 2019, compared to 0.98% and 8.44% for the nine months ended September 30, 2018. Notable noncore events impacting earnings for the three months ended September 30, 2019 include the incurrence of $594,000 in losses associated with the disposal of former bank premises and equipment in noninterest income and $288,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.) in noninterest expense. Notable noncore events impacting earnings for the nine months ended September 30, 2019 include the same noninterest income impact as the three months ended September 30, 2019 and additional noninterest income of $593,000 in gains on the sale of a banking center and noninterest expense of $386,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.). Notable noncore events impacting earnings for the quarter for the three months ended September 30, 2018 include noninterest expense of $509,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.) and $139,000 in losses associated with the closure of a banking center in noninterest income. Notable noncore events impacting earnings for the nine months ended September 30, 2018 include the same noninterest income impact as the three months ended September 30, 2018, and $118,000 incurred in noninterest expenses for share awards granted to all nonexecutives in connection with Business First Bancshares, Inc.’s listing on NASDAQ, and additional noninterest expense of $927,000 related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.).

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Core Net Income
Net income	$5,511	$3,900	$18,013	$10,646
Adjustments: (1)
Noninterest Income
Sale of Impaired Credit	—	—	(91)	—
Tax impact	—	—	19	—
(Gains) Losses on Former Bank Premises and Equipment	594	139	594	139
Tax impact	(125)	(29)	(125)	(29)
(Gains) Losses on Sale of Securities	(26)	—	(84)	—
Tax impact	5	—	18	—
(Gains) Losses on Sale of Banking Center	12	—	(581)	—
Tax impact	(3)	—	122	—
Noninterest Expense
Early Lease Termination Penalty	87	—	87	—
Tax impact	(18)	—	(18)	—
Employee Share Awards – NASDAQ Listing	—	—	—	118
Tax impact	—	—	—	(25)
Acquisition-Related Expenses	288	509	674	1,436
Tax impact	(60)	(90)	(135)	(213)
Core net income	$6,265	$4,429	$18,493	$12,072

Average common shares outstanding	13,315,351	11,533,374	13,321,566	10,795,989
Average diluted shares outstanding	13,669,370	11,993,734	13,675,585	11,256,349
Core earnings per share - basic	$0.47	$0.38	$1.39	$1.12
Core earnings per share - diluted	$0.46	$0.37	$1.35	$1.07
Total quarterly average assets	2,156,759	1,666,117	2,111,717	1,635,022
Total quarterly average equity	278,028	211,631	270,380	190,655
Core return on average assets	1.16%	1.06%	1.17%	0.98%
Core return on average equity	9.01%	8.37%	9.12%	8.44%

(1)	Tax rates, exclusive of certain nondeductible acquisition-related expenses, utilized were 21% for both 2019 and 2018. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$280,340	$260,058
Adjustments:
Goodwill	(48,333)	(49,488)
Core deposit and other intangibles	(6,916)	(7,885)
Total tangible common equity	$225,091	$202,685

Common shares outstanding(1)	13,274,823	13,213,280
Book value per common share(1)	$21.12	$19.68
Tangible book value per common share(1)	16.96	15.34

(1)

Excludes the dilutive effect, if any, of 729,840 and 867,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of September 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$280,340	$260,058
Adjustments:
Goodwill	(48,333)	(49,488)
Core deposit and other intangibles	(6,916)	(7,885)
Total tangible common equity	$225,091	$202,685

Tangible Assets
Total assets	$2,220,840	$2,094,896
Adjustments:
Goodwill	(48,333)	(49,488)
Core deposit and other intangibles	(6,916)	(7,885)
Total tangible assets	$2,165,591	$2,037,523

Common Equity to Total Assets	12.6%	12.4%
Tangible Common Equity to Tangible Assets	10.4	9.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

(a)	Not applicable.

(b)	Not applicable.

(c)	Business First purchased equity securities during the three months ended September 30, 2019 as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: July 1 through July 31, 2019	—	—	—	—
Month #2: August 1 through August 31, 2019	110,846	$23.00	—	$12,447,000
Month #3: September 1 through September 30, 2019	—	—	—	—
Total	110,846	$23.00	—	$12,447,000

On December 14, 2018, the Company announced the approval of a stock repurchase program authorizing the Company to repurchase shares of its common stock with an aggregate purchase price of up to $15,000,000 from time to time, subject to certain limitations and conditions. The stock repurchase program was effective immediately and will continue for a period of 24 months.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Employment Agreement with Mr. Melville

On November 6, 2019, the Bank entered into an Amended and Restated Executive Employment Agreement with David R. Melville, III, which amends and restates the existing Executive Employment Agreement, dated August 6, 2009, by and between the Bank and Mr. Melville.  A copy of the employment agreement is attached hereto as Exhibit 10.1. The following summary of the key provisions of the employment agreement is qualified by the full text of the employment agreement.

The employment agreement with Mr. Melville provides for an initial five-year term, and thereafter the employment agreement automatically renews for a one-year term unless either the Bank or Mr. Melville gives notice to the other party at least 90 days prior to the end of the term that the agreement will not be renewed. The employment agreement provides for Mr. Melville to receive a base salary of not less than $500,000 annually, as well as for Mr. Melville’s participation in benefit plans and incentive bonus plans offered by the Bank. Mr. Melville is also entitled to paid vacation, a vehicle allowance, a country club membership, and health insurance.

If Mr. Melville’s employment is terminated by the Bank without cause (as defined in the employment agreement) during the term of the agreement or if Mr. Melville terminates his employment for good reason (as defined in the employment agreement), he will be entitled to payment of an amount equal to three times the sum of (a) his then current annual base salary, plus (b) his average incentive bonus compensation for the three previous years, plus certain continued benefits. In addition, if Mr. Melville is terminated by the Bank without cause or if he terminates his employment for good reason, either three months prior to a change in control (as defined in the employment agreement) of the Company or the Bank or within 24 months following such a change-in-control, Mr. Melville will be entitled to payment of an amount equal to three times the sum of (a) his then current annual base salary, plus (b) his average incentive bonus compensation for the three previous years, plus certain continued benefits.

During the two-year period following the expiration or termination of the employment agreement, Mr. Melville has agreed to certain non-solicitation and non-competition terms that inure to the benefit of the Bank. The employment agreement also contains other customary covenants and conditions.

Change in Control Agreements with Messrs. Robertson and Jordan

On November 6, 2019, the Company and the Bank entered into Change in Control Agreements with each of Messrs. Robertson and Jordan.  The Change in Control Agreements replaced the existing change in control agreements to which each of Messrs. Robertson and Jordan were a party.  Copies of the change in control agreements are attached hereto as Exhibits 10.2 and 10.3.  The following summary of the key provisions of the change in control agreements are qualified by the full text of the agreements.

Each agreement generally provides that, in the event that the officer is terminated by the Company or the Bank without cause (as defined in the change in control agreement), or if the officer terminates his employment for good reason (as defined in the change in control agreement), in either case during the period beginning three months before and ending 24 months after a change in control (as defined in the change in control agreement) of the Company or the Bank, the officer would be due a one-time payment equal to two times the sum of (a) the officer’s annual base salary, plus (b) the officer’s average incentive bonus compensation for the three previous years, plus certain continued benefits. The officer’ right to such a payment upon a change in control is subject to his compliance, during the two-year period following such change in control, with certain non-solicitation and non-competition terms that inure to the benefit of the Company and the Bank.  In the event the officer is terminated outside of the prescribed period, or if he is terminated with cause or terminates his employment without good reason during the prescribed period, the officer would not be entitled to such payment.

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

10.1	Amendment and Restated Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated November 6, 2019*.

10.3	Change in Control Agreement, dated November 6, 2019, between Business First Bank and Gregory Robertson*.

10.4	Change in Control Agreement, dated November 6, 2019, between Business First Bank and Philip Jordan*.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

November 7, 2019	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 7, 2019	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer

63