Form 10-K
period 2019-12-31
Business First Bancshares, Inc.
filed 2020-03-12
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2019, the last day of the Registrant’s most recently completed second fiscal quarter, was approximately $323.0 million.

As of March 4, 2020, there were 13,437,633 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

Important Notice about Information in this Annual Report on Form 10-K

When we refer in this Report to “we,” “our,” “us,” “Business First” and the “Company,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including b1BANK, formerly known as Business First Bank, which we sometimes refer to as “the Bank”, unless the context indicates otherwise.

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this annual report and as of the dates specified herein.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recently completed acquisitions of Minden Bancorp, Inc. and its subsidiary, MBL Bank, and Richland State Bancorp, Inc. and its subsidiary, Richland State Bank. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

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

●

natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, epidemics and pandemics such as coronavirus, and other matters beyond our control; and

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

Part I

ITEM 1.  Business.

General

Business First Bancshares, Inc. is a bank holding company headquartered in Baton Rouge, Louisiana, and the parent company of b1BANK, formerly known as Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana and Dallas, Texas, from a network of 26 full-service banking centers.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the ten largest Louisiana-based financial institutions. As of December 31, 2019, on a consolidated basis, we had total assets of $2.3 billion, total loans of $1.7 billion, total deposits of $1.8 billion and shareholders’ equity of $285.1 million.

During the second quarter of 2018, we listed our common stock on the Nasdaq Global Select Market under the symbol “BFST”.

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

We believe there is an area stretching from Dallas, Texas to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:

●

Expanding Presence in Existing Markets. While we maintain a strong position in almost all of our markets as one of the top two or three community banks by deposit market share, we are continually working to strengthen our presence in our existing markets. As community bankers, we know that relationships are at the heart of our business, and we are always looking to identify and recruit talented bankers within, as well as outside of, our existing markets. Additionally, we constantly stress deposit growth to our bankers as our ability to grow our loan portfolio within our markets is limited by our ability to fund those loans. Although many of our markets are currently serviced by only one of our banking centers, in keeping with our branch-lite model, we may consider adding more banking centers or complementary offices in strategic locations in our markets.

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

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our only acquisitions to date being the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015, the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018, and on December 1, 2018, we acquired Richland State Bancorp, Inc. which is in the Northeast Louisiana region, all three of which are described in further detail below. We have also entered into an agreement and plan of reorganization to acquire Pedestal Bancshares, Inc., which operates in southern Louisiana, as discussed below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

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

Richland State Bancorp, Inc. On June 4, 2018, we entered into a definitive agreement to acquire Richland State Bancorp, Inc., or RSBI, and its wholly-owned banking subsidiary, Richland State Bank. The acquisition was consummated on December 1, 2018. As a result of the transaction, we acquired Richland State Bank’s banking locations stretching across Louisiana along the I-20 corridor, total assets of $316.4 million, net loans of $190.8 million, and total deposits of $290.0 million. The acquisition expanded our presence in Louisiana by establishing a footprint in the Northeast Louisiana market.

Pedestal Bancshares, Inc. On January 22, 2020, we entered into an agreement and plan of reorganization with Pedestal Bancshares, Inc., the bank holding company with respect to Pedestal Bank, headquartered in Houma, Louisiana. Pedestal Bank operates from 22 branch locations across southern Louisiana.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our peers and position us for future growth:

●

Sophisticated Business Lending Capabilities. Unlike traditional community banks, we specifically target business customers with complex needs that require a degree of business lending expertise that is typically found only at larger institutions. We primarily target small-to-midsized businesses with credit needs between $1 million and $10 million, whose banking needs are typically too complex for traditional community banks but are not large enough to attract personalized attention and service from larger institutions. In addition to offering the real estate lending typically available from a community bank, we began focusing heavily on our commercial and industrial, or C&I products after the economic downturn in 2008 and have developed extensive C&I expertise across our markets. C&I lending requires experienced bankers with a deep understanding of our customers’ businesses and their banking needs, which we believe is well suited for our “high touch” approach to banking. We believe that we have developed an expertise in this small-to-midsized business banking niche that is historically underserved, positioning us for meaningful growth going forward. We have also built treasury and cash management programs that cater to our target customers.

●

True Community Banking Model. Despite being located in Louisiana’s largest metropolitan areas and in the largest metropolitan area in the state of Texas, we have a true community banking mindset. That means relationship-based banking by bankers who live and work in our markets. Our market presidents and their teams are trained in credit underwriting and asset/liability management, as we view them as comprehensive bankers rather than just credit producers. The experience and talent of our market presidents and their respective banking teams allow us to decentralize significant decision-making authority while maintaining disciplined credit practices. In our experience, developing credit underwriting expertise “on the front lines” promotes quality loan generation and maximizes efficiency. Further, our emphasis on asset/liability management training allows our local banking teams to understand the importance of quality core deposit funding, which we believe is vital to our continued loan growth. In this sense, we view b1BANK as a network of true community banks, not as a typical regional financial institution that makes important credit and strategic decisions at the corporate level without input from its local bankers. In addition, our executive team is located throughout the state of Louisiana, rather than all being in Baton Rouge, providing the bank with a more informed view of our footprint and the best uses of our capital across our footprint

●

Entrepreneurial Culture. We have worked hard to build a team of self-starters who are passionate about the business of banking. We have found success recruiting bankers at much larger institutions who are frustrated by excess bureaucracy, overly centralized decision-making, and an escalated focus on the pursuit of larger business banking clients that larger banks perceive as more profitable than the small-to-midsized businesses we target. Likewise, we have successfully recruited bankers at peer or smaller institutions that do not have the available resources or operating platform to appropriately serve the more sophisticated banking needs of the small-to-midsized businesses in our markets. Our executive team is young and energetic. We believe their collaborative and cohesive approach to working relationships permeates every level of our organization, creating synergies that leave us well-positioned for future growth and helps us attract and retain other talented and entrepreneurial bankers as members of our team.

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

Our Markets

Our banking operations are currently organized into nine markets in Louisiana, which include the six largest metropolitan areas in the state, and the Dallas, Texas market, which we service through 26 full-service banking centers. We converted our two loan production offices into full banking centers in the second quarter of 2018. We will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

Our Products and Services

b1BANK is an independent financial institution that is engaged in substantially all of the business operations customarily conducted by financial institutions in Louisiana and Texas. We offer, among other products, checking, savings and money market accounts, certificates of deposit, commercial and consumer loans, mortgage loans, real estate loans, and other installment and term loans. In addition, b1BANK offers our customers wealth management products, drive-through banking facilities, automated teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, traveler’s checks, cash management, vault services, loan and deposit sweep accounts, and lock box services.

Lending Activities

As a business-focused community-based financial institution, we offer a variety of business-related loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, agricultural loans, homebuilder loans, letters of credit and other loan products to small-to-midsized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to small-to-midsized businesses, their owners and employees, and high net worth individuals located in our market areas. Although all lending involves a degree of risk, we work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.

Commercial and Industrial Loans. We make C&I loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our C&I loans generally have variable interest rates and terms that typically range from one-to-five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate C&I loan maturities are generally short-term, with one-to-five year maturities, or include periodic interest rate resets. Our underwriting policy does allow for exceptions in which the term and amortization of a C&I loan may be longer than five years; however, the term and amortization must be consistent with the useful life and depreciation rates of the underlying collateral and an underwriting exception will be noted. In general, C&I loans may involve increased credit risk and, therefore, typically yield a higher return than commercial real estate loans. The increased risk in C&I loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing C&I loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipated, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, C&I loans require extensive underwriting and servicing.

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

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 15% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are not fully secured, with an additional 10% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. The capital calculation will be as of the prior month end. As of December 31, 2019, the Bank had a legal lending limit of approximately $121.1 million for loans not fully secured with readily marketable collateral, and its “in-house” lending limit was $38.2 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under three types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, and Consumer authority. With the exception of loans secured by cash deposited with us, all commercial loans require a minimum of two approvers (the banker and one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $250,000, market presidents have authority up to $500,000, regional market presidents have authority up to $1.0 million, the chief banking officer and credit managers have authority up to $1.5 million, regional chief executive officers have authority up to $2.0 million and the Chief Executive Officer, Chief Financial Officer, and Chief Credit Executive each have authority up to $2.5 million. All relationships exceeding $2.5 million are approved by the Directors’ Loan Committee. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with market presidents being able to approve up to $250,000, regional market presidents up to $500,000 and higher authorities up to $1.0 million, cumulatively. Consumer loans which present an aggregate lending exposure under $1.0 million (residential) or $250,000 (other) are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

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

Subsidiaries

We have two wholly-owned subsidiaries. b1BANK, formerly known as Business First Bank, is a direct, wholly-owned subsidiary of Business First Bancshares, Inc. Business First Insurance, LLC is a wholly-owned subsidiary of b1BANK, and is, therefore, an indirect wholly-owned subsidiary of the Company. Business First Insurance, LLC is currently inactive and does not engage in any material business activities.

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

Employees

As of December 31, 2019, we had 355 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining unit. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we believe our relations with our employees are good.

Available Information

The Company files reports and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Business First Bancshares, Inc.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.

Financial Services Industry Reform.  In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act was enacted. The Dodd-Frank Act broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector.

In addition, the Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters affecting publicly-traded companies. However, the Jumpstart our Business Startups Act of 2012, or JOBS Act, provided certain exceptions to these requirements for so long as a publicly-traded qualifies as an emerging growth company. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or EGRRCPA, revised certain aspects of the Dodd-Frank Act. Among other things, EGRRCPA exempts banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading and clarifies definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. Further changes effected by the passage of EGRRCPA are discussed below.

Revised Rules on Regulatory Capital.  Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implemented higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1, or CET1, capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets.

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2019, the Company’s capital meets or exceeds these capital requirements on a fully phased-in basis.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (CBLR) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Specifically, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework. The Company and Bank currently qualify to opt into the CBLR framework. The Company and Bank have not yet finalized a decision, but do preliminarily intend to opt in to the CBLR framework for the quarter ended March 31, 2020.

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

Acquisitions by Bank Holding Companies. The BHC Act, requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company. In approving bank or bank holding company acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Our ability to make future acquisitions will depend on our ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. For example, we could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of a proposed acquisition.

Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, or CBCA, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25.0% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences. The requirements of the BHC Act and the CBCA could limit our access to capital and could limit parties who could acquire shares of our common stock.

Regulatory Restrictions on Dividends; Source of Strength. As a bank holding company, the Company is subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a supervisory letter that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Failure to comply with the supervisory letter could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. In addition, the Company’s ability to pay dividends may also be limited as a result of the capital conservation buffer under the Basel III regulatory capital framework. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under the Basel III minimum capital requirements.

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that the Company makes to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. As discussed above, in certain circumstances, the Company could also be required to guarantee the capital restoration plan of the Bank, if it became undercapitalized for purposes of the Federal Reserve’s prompt corrective action regulations. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank under a capital restoration plan would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Scope of Permissible Activities. Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5.0% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We currently have no plans to make a financial holding company election, although we may make a financial holding company election in the future if we desire to engage in any lines of business that are impermissible for bank holding companies but permissible for financial holding companies.

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

b1BANK

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

The Basel III framework also implements a requirement for all FDIC-insured banks to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed solely of common equity Tier 1 capital and effectively requires banking organizations to maintain regulatory risk-based capital ratios at least 2.5% above the minimum risk-based capital requirements set forth above.

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

As previously mentioned, the Bank preliminarily intends to opt in to the CBLR framework for the quarter ended March 31, 2020.

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2019, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A and 23B of the Federal Reserve Act and Regulation W. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10.0% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20.0% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20.0% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

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

Restrictions on Distribution of Bank Dividends and Assets.  The Bank is subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, the Bank may pay dividends to the Company without the approval of the Louisiana Office of Financial Institutions so long as the amount of the dividend does not exceed the Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The Bank is required to obtain the approval of the Louisiana Office of Financial Institutions for any amount in excess of this threshold. In addition, under federal law, the Bank may not pay any dividend to the Company if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Under the Basel III regulatory capital framework, the failure to maintain an adequate capital conservation buffer, as discussed above, may also result in dividend restrictions. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

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

Brokered Deposit Restrictions. Insured depository institutions that are categorized as adequately capitalized institutions under the FDI Act and corresponding federal regulations cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. The EGRRCPA exempted reciprocal deposits from the definition of brokered deposits. Insured depository institutions that are categorized as undercapitalized capitalized institutions under the FDI Act and corresponding federal regulations may not accept, renew, or roll over brokered deposits. The Bank is not currently subject to such restrictions.

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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institution Reform Recovery and Enforcement Act, or FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination in 2017.

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

Mortgage Lending Rules.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and related rules, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The rules define “qualified mortgages,” imposing both underwriting standards – for example, a borrower’s debt-to-income ratio may not exceed 43.0% – and limits on the terms of their loans. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages. EGRRCPA, among other matters, expanded the definition of qualified mortgages for banks with less than $10 billion in assets.

Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act, or BSA, and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network, or FinCEN, issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers.

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

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The current economic environment is characterized by historically low interest rates, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolio. Uncertainty about federal fiscal monetary and related policies, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers, and investors in the United States. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currencies, could affect the stability of global financial markets, which could hinder domestic economic growth.

Adverse economic conditions in the United States and in foreign countries, including adverse conditions resulting from natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, epidemics and pandemics such as coronavirus, and other matters beyond our control, and the government policy responses to such conditions, could have an adverse effect on our business, financial condition, results of operations and prospects.

All of these factors could be detrimental to our business, and the interplay between these factors can be complex and unpredictable.

The geographic concentration of our business in the state of Louisiana and in Dallas imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector.

We conduct our operations exclusively in the state of Louisiana and Dallas, Texas. As of December 31, 2019, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2019, approximately $941.9 million, or 55.1% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2019, approximately $1.2 billion, or 72.2%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2019, we held approximately $4.0 million in other real estate owned, or “OREO”. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or writedowns in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2019, approximately $390.4 million, or 22.8%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2019, our average loan size (including unfunded commitments) was approximately $253,000. Further, as of December 31, 2019, our 20 largest borrowing relationships ranged from approximately $11.4 million to $23.8 million (including unfunded commitments) and averaged approximately $14.1 million in total commitments and $9.9 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2019, our allowance for loan losses totaled $12.1 million, which represents approximately 0.71% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us on January 1, 2023, unless adopted earlier. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2019, we had $389.9 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

Although we generally plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2019, 30.4% of our earning assets and 56.1% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2019, $302.2 million, or approximately 17.0%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance, which could have an adverse effect on our business, financial condition and results of operations.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and b1BANK, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as the regulators may require from time to time. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Even if we satisfy all applicable regulatory capital minimums, our regulators could ask us to maintain capital levels which are significantly in excess of those minimums. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions, which could have an adverse effect on our business, financial condition and results of operations.

We utilize alternative sources of funding, which may become more expensive or may not be available in the future, which could have an adverse effect on our business, financial condition and results of operations.

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2019, brokered and wholesale deposits comprised 12.7% of our total deposits, and our borrowings comprised 65.2% of our total shareholders’ equity. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2019, the fair value of our investment securities portfolio was approximately $278.2 million, which included a net unrealized gain of approximately $3.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments and accounting for stock-based compensation. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

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

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $48.5 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulation of Our Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could have an adverse effect on our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States, and not shareholders or counterparties. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, and results of operations.

If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. We have submitted a comprehensive capital plan to our regulators for review. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For additional discussion regarding our capital requirements, please see “Supervision and Regulation – Regulatory Capital Requirements.”

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

The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. See “PART I – ITEM 1. Business – Supervision and Regulation – New Revised Rules on Regulatory Capital.” If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions.

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

In April 2011 and May 2016, the FDIC, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as the Bank and the Company. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our customers may be impaired, which could in turn adversely impact our business, financial condition and results of operations.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2019, our total loans for acquisition, construction, land development and other land equaled 95.9% of the Bank’s total risk-based capital and combined with our total loans secured by multifamily, non-farm non-residential non-owner occupied, and other loans for real estate purposes equaled 222.4% of the Bank’s total risk-based capital. We were within the 300.0% and 100.0% regulatory guidelines. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of March 4, 2020, there are 13,437,633 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

The rights of our common shareholders are subordinate to the rights of our outstanding subordinated notes and may be subordinate to the rights of the holders of any senior indebtedness or preferred stock that we may issue in the future.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding subordinated notes in the amount of $25.0 million, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation.

Our board of directors also has the authority to issue in the aggregate up to 5,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock and any indebtedness, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that we may issue in the future will also be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

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

We will be an emerging growth company until December 31, 2020. Investors may find our common stock less attractive if we rely on these exemptions, which may result in a less active trading market and increased volatility in our stock price.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We currently operate out of 26 banking centers located throughout the State of Louisiana and Dallas, Texas. Our office locations are either owned or leased. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

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

Part II

ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of March 4, 2020, there were 13,437,633 issued and outstanding shares of our common stock held of record by approximately 748 shareholders. As of March 4, 2020, we also had outstanding 395,300 options to purchase shares of our common stock issued under our equity compensation plans, as described below.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2019, we had 725,300 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2019, there were 93,525 shares issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2019 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	725,300	$12.55	406,475
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	725,300	$12.55	406,475

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 13, 2018, our board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15,000,000 from time to time, subject to certain limitations and conditions. The stock repurchase program was effective immediately and will continue for a period of 24 months. The stock repurchase program does not obligate Business First to repurchase any shares of its common stock and there is no assurance that Business First will do so. No shares were repurchased during the quarter ended December 31, 2019. As of December 31, 2019, $12,447,000 remains available to repurchase shares under the stock repurchase program.

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the SNL Bank Index for banks with $1.0 billion to $5.0 billion in total assets for the period beginning on April 11, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2019. The following assumes $100 invested on April 11, 2018 in our common stock at the closing price of $25.02 per share, otherwise reflects our stock and the S&P 500 and SNL Bank $1.0 to $5.0 Billion Index values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	Apr 11, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Business First Bancshares, Inc.	$100.00	$104.65	$105.78	$96.83
S&P 500 Index	100.00	102.46	110.76	95.44
SNL U.S. Bank $1B-$5B Index	100.00	105.27	99.92	84.91

	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
Business First Bancshares, Inc.	$98.39	$102.45	$98.65	$101.20
S&P 500 Index	109.72	114.00	113.65	125.49
SNL U.S. Bank $1B-$5B Index	95.91	93.01	92.26	103.22

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2018 to December 31, 2019 and its results of operations for the year ended December 31, 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 26 banking centers in markets across Louisiana and Texas. As of December 31, 2019, we had total assets of $2.3 billion, total loans of $1.7 billion, total deposits of $1.8 billion, and total shareholders’ equity of $285.1 million.

As a bank holding company operating through one market segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

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

While we continue to prioritize organic growth, we also seek to capitalize upon other opportunities as they arise. Below is a summary of recent transactions that have contributed to our growth. For additional information about these transactions, See “Note 3 – Mergers and Acquisitions” in our audited consolidated financial statements included in Item 8 of this Report.

Acquisition of American Gateway Financial Corporation

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

Acquisition of Richland State Bancorp, Inc.

On June 4, 2018, we entered into a definitive agreement to acquire Richland State Bancorp, Inc., or RSBI, and its banking subsidiary Richland State Bank. The acquisition of RSBI was consummated on November 30, 2018. At November 30, 2018, RSBI had fair values of approximately $316.4 million in total assets, $190.8 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

Financial Highlights

The financial highlights as of and for the year ended December 31, 2019 include:

•	Total assets of $2.3 billion, a $178.9 million, or 8.5%, increase from December 31, 2018.

•	Total loans of $1.7 billion, a $181.8 million, or 11.9%, increase from December 31, 2018.

•	Total deposits of $1.8 billion, a $48.1 million, or 2.8%, increase from December 31, 2018.

•	Net income of $23.8 million, a $9.7 million, or 68.7%, increase from the year ended December 31, 2018.

•	Net interest income of $80.2 million, an $18.0 million, or 28.9%, increase from the year ended December 31, 2018.

•

An allowance for loan and lease losses of 0.71% of total loans held for investment, compared to 0.73% as of December 31, 2018, and a ratio of nonperforming loans to total loans held for investment of 0.53%, compared to 0.89% as of December 31, 2018.

•

Earnings per share for the year ended December 31, 2019 of $1.79 per basic share and $1.74 per diluted share, compared to $1.27 per basic share and $1.22 per diluted share for the year ended December 31, 2018.

•	Return on average assets of 1.11% compared to 0.84% for the year ended December 31, 2018.

•	Return on average equity of 8.70% compared to 7.04% for the year ended December 31, 2018.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.56%, 11.43%, 11.43% and 13.30%, respectively compared to 11.66%, 11.83%, 11.83% and 13.91%, respectively as of December 31, 2018.

•	Book value per share of $21.47, an increase of 9.1% from $19.68 at December 31, 2018.

Results of Operations for the Years Ended December 31, 2019 and 2018

Performance Summary

For the year ended December 31, 2019, net income was $23.8 million, or $1.79 per basic share and $1.74 per diluted share, compared to net income of $14.1 million, or $1.27 per basic share and $1.22 per diluted share, for the year ended December 31, 2018. Return on average assets increased to 1.11% for the year ended December 31, 2019 from 0.84% for the year ended December 31, 2018. Return on average equity increased to 8.70% for the year ended December 31, 2019, as compared to 7.04% for the year ended December 31, 2018. The increases were largely attributable to the acquisition of RSBI and growth of the loan portfolio.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a monthly average, and average yield/rate utilizing a 30/360 day convention.

For the year ended December 31, 2019, net interest income totaled $80.2 million, and net interest margin and net interest spread were 4.10% and 3.67%, respectively. For the year ended December 31, 2018 net interest income totaled $62.2 million and net interest margin and net interest spread were 4.02% and 3.71%, respectively. The average yield on the loan portfolio was 5.86% for the year ended December 31, 2019, compared to 5.55% for the year ended December 31, 2018, and the average yield on total interest-earning assets was 5.29% for the year ended December 31, 2019, compared to 4.92% for the year ended December 31, 2018. For the year ended December 31, 2019, overall cost of funds (which includes noninterest-bearing deposits) increased 31 basis points compared to the year ended December 31, 2018, primarily due to our issuance of subordinated debt in December 2018 and increasing rates on interest-bearing deposits.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2019 and 2018, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Years Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$1,628,803	$95,433	5.86%	$1,258,178	$69,780	5.55%
Securities available for sale	300,038	7,225	2.41%	258,153	5,834	2.26%
Interest-bearing deposits in other banks	27,878	809	2.90%	31,475	581	1.85%
Total interest-earning assets	1,956,719	103,467	5.29%	1,547,806	76,195	4.92%
Allowance for loan losses	(11,762)			(9,749)
Noninterest-earning assets	191,124			144,120
Total assets	$2,136,081	$103,467		$1,682,177	$76,195

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,316,896	$19,753	1.50%	$1,051,932	$11,833	1.12%
Subordinated debt	25,000	1,688	6.75%	2,083	69	3.31%
Advances from FHLB	69,183	1,581	2.29%	84,187	1,849	2.20%
Other borrowings	29,419	247	0.84%	17,766	215	1.21%
Total interest-bearing liabilities	1,440,498	23,269	1.62%	1,155,968	13,966	1.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	402,147			319,623
Other liabilities	20,231			6,393
Total noninterest-bearing liabilities	422,378			326,016
Shareholders’ equity	273,205			200,193
Total liabilities and shareholders’ equity	$2,136,081			$1,682,177

Net interest rate spread(1)			3.67%			3.71%
Net interest income		$80,198			$62,229
Net interest margin(2)			4.10%			4.02%
(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$21,715	$3,938	$25,653
Securities available for sale	1,009	382	1,391
Interest-earning deposits in other banks	(104)	332	228
Total increase (decrease) in interest income	$22,620	$4,652	$27,272
Interest-bearing liabilities:
Interest-bearing deposits	$3,974	$3,946	$7,920
Subordinated debt	1,547	72	1,619
Advances from FHLB	(343)	75	(268)
Other borrowings	98	(66)	32
Total increase (decrease) in interest expense	5,276	4,027	9,303
Increase (decrease) in net interest income	$17,344	$625	$17,969

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.6 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively. The provision during the year ended December 31, 2019 was impacted by a higher loan portfolio balance.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, and income from bank-owned life insurance. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,035	$2,810	$1,225
Debit card and ATM fee income	1,847	1,033	814
Bank-owned life insurance income	687	668	19
Gain on sales of investment securities	106	7	99
Brokerage commissions	73	515	(442)
Mortgage origination income	421	237	184
Correspondent bank income	418	427	(9)
Rental income	490	661	(171)
Gain on sale of banking center	581	—	581
Gain (Loss) on sale / disposal of other assets	(774)	438	(1,212)
Pass-through income (loss) from SBIC partnerships	1,553	222	1,331
Other	1,271	761	510
Total noninterest income	$10,708	$7,779	$2,929

Noninterest income for the year ended December 31, 2019 increased $2.9 million, or 37.7%, to $10.7 million compared to noninterest income of $7.8 million for the same period in 2018. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $4.0 million for the year ended December 31, 2019 as compared to $2.8 million for the same time period in 2018, an increase of $1.2 million, or 43.6%. The increase was primarily due to increases in deposit balances and accounts from the acquisition of RSBI and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $1.8 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively, representing an increase of $814,000, or 78.8%. The increase was primarily due to the additional accounts from the acquisition of RSBI and organic growth.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $73,000 and $515,000 for the years ended December 31, 2019 and 2018, respectively. The decrease of $442,000, or 85.8%, for the year ended December 31, 2019, compared to the same time period in 2018, was primarily due to restructuring our brokerage activities and the resulting accounting implications on the presentation of gross income recognition.

Rental income. We received rental income from the sublease of our former corporate offices. The lease ended in September 2019. Rental income totaled $490,000 and $661,000 for the years ended December 31, 2019 and 2018, respectively. The decrease of $171,000, or 25.9%, was primarily from the result of the subleases of our former corporate offices expiring in September 2019.

Gain on sale of banking center. We sold a banking center located in Mangham, Louisiana that resulted in a gain of $581,000 during the second quarter of 2019.

Loss on sale / disposal of other assets. During the year ended December 31, 2019, we had $774,000 in losses that were largely attributable to the renovation of the Port Allen, Louisiana banking center and the changing of signs on our banking centers due to the rebranding of the bank. During the year ended December 31, 2018, we closed three branch locations. As part of the process of closing those branches, we moved the buildings to other real estate owned and recognized $402,000 in net gains.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the Small Business Administration (“SBA”), and small business borrowers. Those programs are starting to mature and become profitable. Pass-through income from SBIC partnerships was $1.6 million for the year ended December 31, 2019, compared to $222,000 for the same time period in 2018, an increase of $1.3 million, or 599.5%. The increase was largely driven by a dividend recapitalization transaction which occurred during 2019.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $510,000, or 67.0%, for the year ended December 31, 2019, compared to the same period in 2018. The increase for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to increases in the use of these services by legacy RSBI customers. We also received a grant for the year ended December 31, 2019, in the amount of $113,000 that represented part of the increase.

Noninterest Expense (“Other Expense”)

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$35,126	$27,862	$7,264
Non-staff expenses:
Occupancy of bank premises	4,332	3,509	823
Depreciation and amortization	2,494	1,730	764
Data processing	2,049	1,557	492
FDIC assessment fees	278	1,221	(943)
Legal and other professional fees	1,319	1,695	(376)
Advertising and promotions	1,535	1,239	296
Utilities and communications	1,334	1,073	261
Ad valorem shares tax	1,423	1,135	288
Directors’ fees	570	436	134
Other real estate owned expenses and write-downs	750	9	741
Merger and conversion related expenses	330	3,024	(2,694)
Other	6,908	5,758	1,150
Total noninterest expense	$58,448	$50,248	$8,200

Noninterest expense for the year ended December 31, 2019 increased $8.2 million, or 16.3%, to $58.4 million compared to noninterest expense of $50.2 million for the same period in 2018. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $35.1 million for the year ended December 31, 2019, an increase of $7.3 million, or 26.1%, compared to the same period in 2018. The increase was primarily due to additional hires for new positions, our merit increase cycle, and the acquisition of RSBI (including severance and retention payments related to the acquisition) and its legacy operations and employees. As of December 31, 2019, we had 355 full-time equivalent employees, compared to 333 full-time equivalents as of December 31, 2018. Salaries and employee benefits included stock-based compensation expense of $1.1 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $4.3 million for the year ended December 31, 2019 and $3.5 million for the same period in 2018. The increase of $823,000, or 23.5%, for the year ended December 31, 2019, compared to the same period in 2018, may be attributed primarily to increased rent expense on our corporate office location and the acquisition of RSBI and its legacy branch locations.

Depreciation and amortization. Depreciation and amortization costs were $2.5 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $1.6 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. The amortization of intangible assets was $905,000 and $559,000 for the years ended December 31, 2019 and 2018, respectively. The increase in depreciation and amortization primarily resulted from the acquisition of RSBI’s assets and the core deposit intangible recorded in connection with the RSBI acquisition.

Data processing. Data processing fees were $2.0 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. The increase of $500,000, or 31.6%, for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to increased costs in connection with the RSBI acquisition.

FDIC assessment fees. FDIC assessment fees were $278,000 and $1.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to increased capital ratios and a $427,000 credit back to the Bank in 2019.

Legal and other professional fees. Legal and other professional fees were $1.3 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Other professional fees include audit, loan review, compliance, and other consultants. The decrease of $376,000, or 22.2%, for the year ended December 31, 2019 was due primarily to legal fees in 2018 related to acquisitions and our listing on the Nasdaq Global Select Market.

Advertising and promotions. Advertising and promotions costs were $1.5 million and $1.2 million for the years ended December 30, 2019 and 2018, respectively. The increase for the year ended December 31, 2019, compared to the same period in 2018, is largely attributable to production costs for future advertising campaigns.

Ad valorem shares tax. Ad valorem shares tax expense was $1.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. The increase for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to our increased taxes and to the acquisition of RSBI and its legacy operations.

Merger and conversion related expenses. Merger and conversion related expenses for the years ended December 31, 2019 and 2018 were related to the acquisition of MBI and RSBI.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $1.2 million, or 20.0%, for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily due to the acquisition of RSBI and its legacy operations.

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

For the year ended December 31, 2019, income tax expense totaled $6.1 million, an increase of $2.8 million, or 85.4%, compared to $3.3 million for the same period in 2018. For the years ended December 31, 2019 and 2018, our effective tax rates were 20.4% and 18.9%, respectively. Our income tax rate expense for both years was affected primarily by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses). Our effective tax rate for the year ended December 31, 2019, was also impacted by a nondeductible goodwill write-off associated with a branch sale.

Financial Condition

Our total assets increased $178.9 million, or 8.5%, from $2.1 billion as of December 31, 2018 to $2.3 billion as of December 31, 2019.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small to medium-sized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2019, total loans, including mortgage loans held for sale, were $1.7 billion, an increase of $182.0, million or 11.9%, compared to $1.5 billion as of December 31, 2018. The increase was primarily due to our continued loan penetration in our primary market areas. Additionally, $251,000 and $58,000 in mortgage loans were classified as loans held for sale as of December 31, 2019 and 2018, respectively.

Total loans held for investment as a percentage of deposits were 96.0% and 88.2% as of December 31, 2019 and 2018, respectively. Total loans as a percentage of assets were 75.2% and 73.0% as of December 31, 2019 and 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2019		As of December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$390,398	22.8%	$363,640	23.8%
Real estate:
Construction and land	244,181	14.3	211,054	13.8
Farmland	48,681	2.9	45,989	3.0
1-4 family residential	293,142	17.1	270,583	17.7
Multi-family residential	36,454	2.1	39,273	2.6
Nonfarm nonresidential	612,608	35.8	518,660	33.9
Consumer	84,801	5.0	79,270	5.2
Total loans held for investment	$1,710,265	100.0%	$1,528,469	100.0%

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

Commercial loans increased $26.8 million, or 7.4%, to $390.4 million as of December 31, 2019 from $363.6 million as of December 31, 2018, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $33.1 million, or 15.7%, to $244.2 million as of December 31, 2019 from $211.1 million as of December 31, 2018, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $22.6 million, or 0.8%, to $293.1 million as of December 31, 2019 from $270.6 million as of December 31, 2018.

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

Nonfarm nonresidential loans increased $93.9 million, or 18.1%, to $612.6 million as of December 31, 2019 from $518.7 million as of December 31, 2018.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$141,403	$194,612	$54,383	$390,398
Real estate:
Construction and land	116,928	118,922	8,331	244,181
Farmland	8,428	31,982	8,271	48,681
1-4 family residential	37,418	171,235	84,489	293,142
Multi-family residential	5,994	16,130	14,330	36,454
Nonfarm nonresidential	70,862	370,951	170,795	612,608
Consumer	22,363	60,648	1,790	84,801
Total loans held for investment	$403,396	$964,480	$342,389	$1,710,265
Amounts with fixed rates	$165,154	$746,457	$266,488	$1,178,099
Amounts with floating rates	238,242	218,023	75,901	532,166

	As of December 31, 2018
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$137,581	$161,874	$64,185	$363,640
Real estate:
Construction and land	104,033	74,730	32,291	211,054
Farmland	12,340	31,755	1,894	45,989
1-4 family residential	40,613	137,617	92,353	270,583
Multi-family residential	12,253	12,945	14,075	39,273
Nonfarm nonresidential	61,561	294,683	162,416	518,660
Consumer	36,129	37,161	5,980	79,270
Total loans held for investment	$404,510	$750,765	$373,194	$1,528,469
Amounts with fixed rates	$147,087	$541,076	$267,748	$955,911
Amounts with floating rates	257,423	209,689	105,446	572,558

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is generally reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due, or interest may be recognized on a cash basis as long as the remaining book balance of the loan is deemed collectible. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $13.2 million and $15.5 million in nonperforming assets as of December 31, 2019 and 2018, respectively. We had $9.0 million in nonperforming loans as of December 31, 2019 compared to $13.6 million as of December 31, 2018. The decrease in nonperforming assets from December 31, 2018 to December 31, 2019 is primarily due to the reduction in nonaccrual loans and loans past due 90 or more days.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of and for the Year Ended
	December 31, 2019 (Dollars in thousands)	December 31, 2018 (Dollars in thousands)
Nonaccrual loans	$8,977	$11,691
Accruing loans 90 or more days past due	72	1,876
Total nonperforming loans	9,049	13,567
Repossessed assets	160	11
Other real estate owned:
Commercial real estate, construction, land and land development	3,808	1,568
Residential real estate	228	341
Total other real estate owned	4,036	1,909
Total nonperforming assets	$13,245	$15,487
Restructured loans-nonaccrual	$2,106	$2,900
Restructured loans-accruing	2,921	2,920
Ratio of nonperforming loans to total loans held for investment	0.53%	0.89%
Ratio of nonperforming assets to total assets	0.58	0.74

	As of and for the Year Ended
	December 31, 2019 (Dollars in thousands)	December 31, 2018 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$397	$32
Farmland	339	112
1-4 family residential	2,349	2,728
Multi-family residential	—	—
Nonfarm nonresidential	3,655	6,031
Commercial	1,825	2,663
Consumer	412	125
Total	$8,977	$11,691

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

The following tables summarize our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	—	32	—	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

	As of December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	—	36	—	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

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

As of December 31, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment. As of December 31, 2018, the allowance for loan losses totaled $11.2 million, or 0.73%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Year Ended
	December 31, 2019 (Dollars in thousands)	December 31, 2018 (Dollars in thousands)
Average loans outstanding(1)	$1,628,803	$1,258,178
Gross loans held for investment outstanding at end of period	$1,710,265	$1,528,469
Allowance for loan losses at beginning of period	11,220	8,765
Provision for loan losses	2,606	2,390
Charge-offs:
Real estate:
Construction, land and farmland	4	90
Residential	162	294
Nonfarm non-residential	51	—
Commercial	1,556	—
Consumer	52	88
Total charge-offs	1,825	472
Recoveries:
Real estate:
Construction, land and farmland	—	398
Residential	14	18
Nonfarm non-residential	4	13
Commercial	41	28
Consumer	64	80
Total recoveries	123	537
Net charge-offs (recoveries)	1,702	(65)
Allowance for loan losses at end of period	$12,124	$11,220
Ratio of allowance to end of period loans held for investment	0.71%	0.73%
Ratio of net charge-offs (recoveries) to average loans	0.10	0.00

(1)	Excluding loans held for sale.

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

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

	As of December 31, 2019		As of December 31, 2018
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$1,868	15.4%	$1,590	14.2%
Farmland	229	1.9	104	0.9
1-4 family residential	1,888	15.6	1,538	13.7
Multi-family residential	226	1.9	236	2.1
Nonfarm nonresidential	3,882	32.0	2,715	24.2
Total real estate	8,093	66.8	6,183	55.1
Commercial	3,414	28.1	4,453	39.7
Consumer	617	5.1	584	5.2
Total allowance for loan losses	$12,124	100.0%	$11,220	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2019, the carrying amount of investment securities totaled $278.2 million, a decrease of $31.3 million, or 10.1%, compared to $309.5 million as of December 31, 2018. Securities represented 12.2% and 14.8% of total assets as of December 31, 2019 and 2018, respectively.

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

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$15,654	$303	$20	$15,937
Corporate bonds	23,774	98	158	23,714
Mortgage-backed securities	137,817	2,139	497	139,459
Municipal securities	97,641	1,447	5	99,083
Total	$274,886	$3,987	$680	$278,193

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$17,529	$54	$144	$17,439
Corporate bonds	13,052	76	436	12,692
Mortgage-backed securities	168,854	328	3,564	165,618
Municipal securities	114,472	250	955	113,767
Total	$313,907	$708	$5,099	$309,516

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2019, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,995	2.86%	$1,733	2.71%	$10,608	2.90%	$601	3.51%	$15,937	2.89%
Corporate bonds	6,481	3.43%	2,000	2.82%	15,233	5.40%	—	—%	23,714	4.64%
Mortgage-backed securities	2,340	1.89%	10,906	2.09%	68,686	2.29%	57,527	2.56%	139,459	2.38%
Municipal securities	15,201	2.00%	36,460	2.18%	36,631	2.30%	10,791	2.91%	99,083	2.28%
Total	$27,017	2.43%	$51,099	2.20%	$131,158	2.70%	$68,919	2.62%	$278,193	2.56%

	As of December 31, 2018
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$997	1.11%	$6,915	2.85%	$9,527	2.85%	$—	—%	$17,439	2.75%
Corporate bonds	—	—%	8,316	3.78%	4,376	5.22%	—	—%	12,692	4.28%
Mortgage-backed securities	71	1.27%	13,308	2.45%	82,754	2.16%	69,485	2.82%	165,618	2.46%
Municipal securities	14,227	1.98%	45,674	2.09%	38,222	2.20%	15,644	2.77%	113,767	2.21%
Total	$15,295	1.92%	$74,213	2.42%	$134,879	2.32%	$85,129	2.81%	$309,516	2.46%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.23 years with an estimated effective duration of 40.64 months as of December 31, 2019.

As of December 31, 2019 and 2018, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2019 were $1.8 billion, an increase of $48.1 million, or 2.8%, compared to $1.7 billion as of December 31, 2018.

Noninterest-bearing deposits as of December 31, 2019 were $398.8 million compared to $382.4 million as of December 31, 2018, an increase of $16.5 million, or 4.3%.

Average deposits for the year ended December 31, 2019 were $1.7 billion, an increase of $347.5 million, or 25.3%, over the full year average for the year ended December 31, 2018 of $1.4 billion. The average rate paid on total interest-bearing deposits increased over this period from 1.12% for the year ended December 31, 2018 to 1.50% for the year ended December 31, 2019. The increase in average rates was driven by a strategic increase in the pricing of interest-bearing demand accounts and certificates of deposit in order to improve liquidity. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.15% for the year ended December 31, 2019 and 0.86% for the year ended December 31, 2018.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$35,444	1.37%	$37,178	0.88%
Negotiable order of withdrawal (“NOW”) accounts	255,648	0.85%	183,705	0.57%
Limited access money market accounts and savings	432,186	0.99%	356,880	0.74%
Certificates and other time deposits > $250k	176,987	2.15%	152,159	1.60%
Certificates and other time deposits < $250k	416,631	2.16%	322,010	1.67%
Total interest-bearing deposits	1,316,896	1.50%	1,051,932	1.12%
Noninterest-bearing demand accounts	402,147	—%	319,623	—%
Total deposits	$1,719,043	1.15%	$1,371,555	0.86%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2019 and 2018 was 23.4% and 23.3%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2019:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$25,263	$48,426
More than 3 months but less than 6 months	36,283	59,340
More than 6 months but less than 12 months	33,388	137,606
12 months or more	57,925	87,065
Total	$152,859	$332,437

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019 and 2018, total borrowing capacity of $626.3 million and $544.0 million, respectively, was available under this arrangement and $93.0 million and $55.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.06% as of December 31, 2019 and 2.47% as of December 31, 2018. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2019
Amount outstanding at year-end	$93,000
Weighted average stated interest rate at year-end	2.06%
Maximum month-end balance during the year	$128,000
Average balance outstanding during the year	$69,183
Weighted average interest rate during the year	2.28%

December 31, 2018
Amount outstanding at year-end	$55,000
Weighted average stated interest rate at year-end	2.47%
Maximum month-end balance during the year	$105,000
Average balance outstanding during the year	$84,187
Weighted average interest rate during the year	2.20%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2019 and 2018 was $25.0 million. This subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers Bank (“FNBB”), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2019
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$25,000
Weighted average interest rate during the year	6.75%

December 31, 2018
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$1,027
Weighted average interest rate during the year	6.75%

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit did not have a balance at December 31, 2019 and 2018, respectively. This line of credit carries a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2019:

Fed Funds Purchased
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	30,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
CenterState Bank	9,000
Total	$126,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2019
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$975
Average balance outstanding during the year	$206
Weighted average interest rate during the year	2.77%

December 31, 2018
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$114
Weighted average interest rate during the year	2.44%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2019 and 2018, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and our FNBB revolving line are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2019 and 2018, we maintained six lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $126.0 million and $126.0 million as of December 31, 2019 and 2018, respectively. There were no funds under these lines of credit outstanding as of December 31, 2019 and 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $2.1 billion and $1.7 billion for the years ended December 31, 2019 and 2018, respectively.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	19.0%
Interest-bearing	61.7	62.5
Subordinated debt	1.2	0.1
Advances from FHLB	3.2	5.0
Other borrowings	1.4	1.1
Other liabilities	0.9	0.4
Shareholders’ equity	12.8	11.9
Total	100.0%	100.0%
Uses of Funds:
Loans	75.7%	74.2%
Securities available for sale	14.0	15.3
Interest-bearing deposits in other banks	1.3	1.9
Other noninterest-earning assets	9.0	8.6
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.4%	23.3%
Average loans to average deposits	94.8	91.7

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 29.5% for the year ended December 31, 2019 compared to the same period in 2018, primarily due to the acquisition of RSBI and organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.23 years and an effective duration of 40.64 months as of December 31, 2019 and a weighted average life of 4.50 years and an effective duration of 44.69 months as of December 31, 2018.

As of December 31, 2019, we had outstanding $389.9 million in commitments to extend credit and $24.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had outstanding $322.5 million in commitments to extend credit and $11.5 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2019, we had cash and cash equivalents of $89.4 million compared to $96.1 million as of December 31, 2018.

Capital Resources

Total shareholders’ equity increased to $285.1 million as of December 31, 2019, compared to $260.1 million as of December 31, 2018, an increase of $25.0 million, or 9.6%. This increase was primarily due to $23.8 million in net income and $6.1 million in the change in unrealized gains on our investment portfolio, offset with $5.1 million in paid dividends.

On January 22, 2020, our Board of Directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2019 in the amount of $0.10 per share to the common shareholders of record as of February 15, 2020. The dividend was paid on February 28, 2020.

The declaration and payment of dividends to our shareholders, as well as the amounts thereof, are subject to the discretion of the Board and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board. As a bank holding company, our ability to pay dividends is largely dependent upon the receipt of dividends from our subsidiary, b1BANK. There can be no assurance that we will declare and pay any dividends to our shareholders.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of December 31, 2019 and 2018, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31, 2019		As of December 31, 2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$264,495	13.30%	$242,144	13.91%
Tier 1 capital (to risk weighted assets)	227,265	11.43%	205,924	11.83%
Common Equity Tier 1 capital (to risk weighted assets)	227,265	11.43%	205,924	11.83%
Tier 1 Leveraged capital (to average assets)	227,265	10.56%	205,924	11.66%

b1Bank
Total capital (to risk weighted assets)	$254,520	12.80%	$224,356	12.90%
Tier 1 capital (to risk weighted assets)	242,290	12.19%	213,136	12.26%
Common Equity Tier 1 capital (to risk weighted assets)	242,290	12.19%	213,136	12.26%
Tier 1 Leveraged capital (to average assets)	242,290	11.27%	213,136	12.08%

Long Term Debt

For information on our subordinated debt, please refer to “Borrowings”.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2019 and 2018 (other than non-maturity deposit obligations), which include future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $93.0 million and $55.0 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.06% and 2.47%, respectively, and maturities ranging from 2020 through 2024. The subordinated debt totaled $25.0 million at both December 31, 2019 and 2018. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The revolving line of credit with FNBB had no outstanding balance at both December 31, 2019 and 2018. This line of credit was secured by a pledge of and security interest in the common stock our wholly-owned subsidiary, b1BANK, and carried interest at a variable rate equal to the Wall Street Journal Prime rate.

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,820	$3,194	$2,779	$5,449	$13,242
Time deposits	408,926	170,808	15,722	—	595,456
Advances from FHLB	10,000	60,000	23,000	—	93,000
Subordinated debt	—	—	—	25,000	25,000
Securities sold under agreements to repurchase	67,989	—	—	—	67,989
Standby and commercial letters of credit	7,019	16,965	450	—	24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$719,604	$356,141	$69,138	$64,135	$1,209,018

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,366	$3,087	$2,294	$4,751	$12,498
Time deposits	374,612	166,212	30,286	—	571,110
Advances from FHLB	25,000	—	30,000	—	55,000
Subordinated debt	—	—	—	25,000	25,000
Securities sold under agreements to repurchase	12,229	—	—	—	12,229
Standby and commercial letters of credit	8,691	2,816	—	—	11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$594,011	$285,556	$79,276	$50,967	$1,009,810

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,019	$16,965	$450	$—	$24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$230,869	$122,139	$27,637	$33,686	$414,331

	As of December 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,691	$2,816	$—	$—	$11,507
Commitments to extend credit	171,113	113,441	16,696	21,216	322,466
Total	$179,804	$116,257	$16,696	$21,216	$333,973

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

Our exposure to interest rate risk is managed by the asset-liability committee of b1BANK, in accordance with policies approved by our board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2019		As of December 31, 2018
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.40%	2.32%	5.20%	(2.07%)
+200	5.50%	1.58%	3.10%	(1.24%)
+100	2.80%	0.79%	1.10%	(0.64%)
Base	0.00%	0.00%	0.00%	0.00%
-100	(3.20%)	(1.93%)	(4.40%)	(0.29%)

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

Core Net Income. Notable noncore events impacting earnings during the year ended December 31, 2019 include $750,000 in noninterest expenses related to acquisition-related activities (including, but not limited to, severance and retention, system conversion, legal costs, etc.). We incurred $720,000 in net losses associated with the disposal of former bank premises and equipment which includes the demolition of a former banking center and the rebranding of b1BANK during the year ended December 31, 2019. We also had $581,000 in gains on the sale of a banking center during the year ended December 31, 2019. Notable noncore events impacting earnings during the year ended December 31, 2018 include $3.6 million in noninterest expenses related to acquisition-related activities. We realized $355,000 in net gains associated with the sale or closure of banking centers during the year ended December 31, 2018. We also incurred $118,000 in noninterest expenses associated with share awards granted to all nonexecutive employees for our Nasdaq listing commencement on April 9, 2018 during the year ended December 31, 2018. Core net income, which excludes noncore income and expenses, for the year ended December 31, 2019 was $24.6 million, or $1.80 per diluted share, compared to core net income of $16.8 million, or $1.45 per diluted share, for the year ended December 31, 2018. As adjusted, core return on average assets and core return on average equity, were 1.15% and 9.01% for the year December 31, 2019, compared to 1.00% and 8.38% for the year ended December 31, 2018.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
	(Dollars in thousands, except per share data)
Core Net Income
Net income	$23,772	$14,091	$4,848
Adjustments: (1)
Noninterest income
Sale of impaired credit	(91)	(87)	(2,750)
Tax impact	19	18	935
(Gains) Losses on former bank premises and equipment	720	(355)	—
Tax impact	(151)	75	—
(Gains) Losses on sales of securities	(106)	(7)	(31)
Tax impact	22	1	11
Gains on sale of banking center	(581)	—	—
Tax impact	338	—	—
Noninterest expense
Early lease termination penalty	87	—	—
Tax impact	(18)	—	—
Employee share awards – Nasdaq listing	—	118	—
Tax impact	—	(25)	—
Acquisition-related expenses (2)	750	3,568	129
Tax impact	(147)	(623)	—
Core net income	$24,614	$16,774	$3,142
Average common shares outstanding	13,310,577	11,124,585	7,658,137
Average diluted shares outstanding	13,670,777	11,545,943	8,003,822
Core earnings per share - basic	$1.85	$1.51	$0.41
Core earnings per share - diluted	$1.80	$1.45	$0.39
Total year-to-date average assets	2,136,081	1,682,177	1,199,788
Total year-to-date average equity	273,205	200,193	131,746
Core return on average assets	1.15%	1.00%	0.26%
Core return on average equity	9.01%	8.38%	2.38%

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2019 and 2018. These rates approximated the marginal tax rates for the applicable periods.

(2)	Includes merger and conversion-related expenses and salary and employee benefits.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$285,097	$260,058
Adjustments:
Goodwill	(48,495)	(49,488)
Core deposit and other intangibles	(6,694)	(7,885)
Total tangible common equity	$229,908	$202,685
Common shares outstanding(1)	13,279,363	13,213,280
Book value per common share	$21.47	$19.68
Tangible book value per common share	$17.31	$15.34

(1)	Excludes the dilutive effect, if any, of 725,300 and 867,705 shares of common stock issuable upon exercise of outstanding stock options and warrants as of December 31, 2019 and 2018, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$285,097	$260,058
Adjustments:
Goodwill	(48,495)	(49,488)
Core deposit and other intangibles	(6,694)	(7,885)
Total tangible common equity	$229,908	$202,685
Tangible Assets
Total assets	$2,273,835	$2,094,896
Adjustments:
Goodwill	(48,495)	(49,488)
Core deposit and other intangibles	(6,694)	(7,885)
Total tangible assets	$2,218,646	$2,037,523
Common Equity to Total Assets	12.5%	12.4%
Tangible Common Equity to Tangible Assets	10.4%	9.9%

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

Loans and Allowance for Loan Losses

Loans acquired in business combinations are initially recorded at fair value which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit impaired at acquisition are similar to originated loans; however, the estimate of losses is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent the calculated loss is greater than the remaining unaccreted discount, an allowance is recorded for such amount. These loans are stated at the amount of unpaid principal, reduced by any purchase discount or allowance for loan loss, and increased by any purchase premium.

Certain acquired impaired loans, where there is evidence of credit deterioration since origination and it is probable we will be unable to collect all contractually required payments, are accounted for in accordance with FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. The expected cash flows for each loan meeting this criteria are estimated to determine the excess of the contractually required principal and interest at acquisition as an amount that should not be accreted (nonaccretable difference). The expected cash flows for the purchased impaired credits approximated fair value as of the merger date. A discount was recorded on these loans at acquisition to record them at their estimated fair values. As a result, the purchased impaired credits are excluded from the calculation of the allowance for loan losses as of the acquisition date. Under current accounting principles, if we determine that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses.

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

The allowance for loan losses is comprised of two components. The first component, the general reserve, is determined in accordance with current authoritative accounting guidance that considers historical loss rates and is adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us to estimate probable incurred losses. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans, and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historical loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. The second component of the allowance for loan losses, the specific reserve, is determined in accordance with current authoritative accounting guidance based on probable losses on specific impaired loans.

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

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Income Taxes

Income taxes are evaluated and assessed by the Company based on the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other information. The Company maintains tax accruals consistent with its evaluation of these relative risks. Changes to the estimate of current, accrued, or deferred taxes may occur periodically due to modifications in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities, changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions, and other facts and circumstances. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be material to the Company’s operating results for any reporting period.

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

To the Board of Directors and

Shareholders of Business First Bancshares, Inc. and Subsidiaries

Baton Rouge, Louisiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We have also audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

March 4, 2020

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2019	2018
ASSETS
Cash and Due from Banks	$89,371	$96,072
Federal Funds Sold	61,372	41,836
Securities Available for Sale, at Fair Values	278,193	309,516
Mortgage Loans Held for Sale	251	58
Loans and Lease Receivable, Net of Allowance for Loan Losses of $12,124 in 2019 and $11,220 in 2018	1,698,141	1,517,249
Premises and Equipment, Net	29,280	15,114
Accrued Interest Receivable	8,025	8,223
Other Equity Securities	12,565	9,282
Other Real Estate Owned	4,036	1,909
Cash Value of Life Insurance	32,568	31,882
Deferred Taxes	2,145	3,848
Goodwill	48,495	49,488
Core Deposit Intangible	6,694	7,885
Other Assets	2,699	2,534
Total Assets	$2,273,835	$2,094,896

LIABILITIES

Deposits:
Noninterest Bearing	$398,847	$382,354
Interest Bearing	1,383,163	1,351,580
Total Deposits	1,782,010	1,733,934

Securities Sold Under Agreements to Repurchase	67,989	12,229
Subordinated Debt	25,000	25,000
Federal Home Loan Bank Borrowings	93,000	55,000
Accrued Interest Payable	1,533	1,374
Other Liabilities	19,206	7,301
Total Liabilities	1,988,738	1,834,838

Commitments and Contingencies (See Notes 19, 21 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,279,363 and 13,213,280 Shares Issued and Outstanding at December 31, 2019 and 2018, respectively	13,279	13,213
Additional Paid-in Capital	212,505	212,332
Retained Earnings	56,700	37,982
Accumulated Other Comprehensive Income (Loss)	2,613	(3,469)
Total Shareholders' Equity	285,097	260,058
Total Liabilities and Shareholders' Equity	$2,273,835	$2,094,896

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest Income:
Interest and Fees on Loans	$95,433	$69,780	$47,516
Interest and Dividends on Securities	7,225	5,834	3,829
Interest on Federal Funds Sold and Due From Banks	809	581	256
Total Interest Income	103,467	76,195	51,601

Interest Expense:
Interest on Deposits	19,753	11,833	6,328
Interest on Borrowings	3,516	2,133	901
Total Interest Expense	23,269	13,966	7,229
Net Interest Income	80,198	62,229	44,372

Provision for Loan Losses	2,606	2,390	4,237
Net Interest Income after Provision for Loan Losses	77,592	59,839	40,135

Other Income:
Service Charges on Deposit Accounts	4,035	2,810	2,109
Gain on Sales of Securities	106	7	31
Other Income	6,567	4,962	3,478
Total Other Income	10,708	7,779	5,618

Other Expenses:
Salaries and Employee Benefits	35,126	27,862	21,482
Occupancy and Equipment Expense	7,628	5,865	4,820
Other Expenses	15,694	16,521	10,500
Total Other Expenses	58,448	50,248	36,802

Income Before Income Taxes	29,852	17,370	8,951

Provision for Income Taxes	6,080	3,279	4,103

Net Income	$23,772	$14,091	$4,848

Earnings Per Share:

Basic	$1.79	$1.27	$0.63
Diluted	$1.74	$1.22	$0.61

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017

Consolidated Net Income	$23,772	$14,091	$4,848

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	7,592	(2,317)	1,419
Reclassification Adjustment for Gains (Loss) included in Net Income	106	7	31
Income Tax Effect	(1,616)	485	(493)
Other Comprehensive Income (Loss)	6,082	(1,825)	957
Consolidated Comprehensive Income	$29,854	$12,266	$5,805

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2016	$6,917	$85,133	$23,839	$(2,330)	$113,559
Comprehensive Income:
Net Income	-	-	4,848	-	4,848
Other Comprehensive Income	-	-	-	957	957
Reclassify Stranded Tax Effects	-	-	271	(271)	-
Cash Dividends Declared, $0.23 Per Share	-	-	(1,792)	-	(1,792)
Stock Issuance	3,299	59,156	-	-	62,455
Stock Based Compensation Cost	18	(77)	-	-	(59)
Stock Repurchase	(2)	(40)	9	-	(33)
Balances at December 31, 2017	10,232	144,172	27,175	(1,644)	179,935
Comprehensive Income:
Net Income	-	-	14,091	-	14,091
Other Comprehensive Loss	-	-	-	(1,825)	(1,825)
Cash Dividends Declared, $0.30 Per Share			(3,281)	-	(3,281)
Stock Issuance	2,936	67,192	-	-	70,128
Stock Based Compensation Cost	49	1,050	-	-	1,099
Surrendered Shares of Stock Based Compensation	(4)	(82)	(3)	-	(89)
Balances at December 31, 2018	13,213	212,332	37,982	(3,469)	260,058
Comprehensive Income:
Net Income	-	-	23,772	-	23,772
Other Comprehensive Income	-	-	-	6,082	6,082
Cash Dividends Declared, $0.38 Per Share	-	-	(5,054)	-	(5,054)
Stock Issuance	143	1,556	-	-	1,699
Stock Based Compensation Cost	44	1,257	-	-	1,301
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Consolidated Net Income	$23,772	$14,091	$4,848
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	2,606	2,390	4,237
Depreciation and Amortization	1,588	1,172	1,181
Net Accretion of Purchase Accounting Valuations	(2,646)	(719)	(4,529)
Noncash Compensation (Income) Expense	1,093	1,010	(59)
Net Amortization of Securities	1,688	2,038	1,750
Gain on Sales of Securities	(106)	(7)	(31)
Noncash (Income) Loss on Other Equity Securities	(1,684)	(334)	(243)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	546	(14)	276
Increase in Cash Value of Life Insurance	(686)	(681)	(633)
Provision (Credit) for Deferred Income Taxes	336	(402)	3,126
Gain on Sale of Branch	(581)	-	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	198	(970)	(726)
(Increase) Decrease in Other Assets	(318)	1,275	(675)
Increase (Decrease) in Accrued Interest Payable	159	184	(30)
Increase (Decrease) in Other Liabilities	(1,547)	243	(524)
Net Cash Provided by Operating Activities	24,418	19,276	7,968

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(27,223)	(16,106)	(8,581)
Proceeds from Maturities / Sales of Securities Available for Sale	25,984	11,417	7,881
Proceeds from Paydowns of Securities Available for Sale	38,678	33,670	19,625
Net Cash Paid in Merger	-	(9,148)	-
Net Cash Paid in Sale of Branch	(17,448)	-	-
Purchases of Other Equity Securities	(3,031)	(1,175)	(2,453)
Redemption of Other Equity Securities	1,432	3,176	189
Net Increase in Loans	(189,361)	(168,371)	(164,419)
Net Purchases of Premises and Equipment	(3,959)	(919)	(505)
Loss on Disposal of Premises and Equipment	774	-	-
Proceeds from Sales of Other Real Estate	1,400	654	1,084
Net Increase in Federal Funds Sold	(19,536)	(23,516)	(6,264)
Net Cash Used in Investing Activities	(192,290)	(170,318)	(153,443)

(CONTINUED)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Financing Activities:
Net Increase in Deposits	73,319	124,471	122,738
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	55,760	(5,757)	(781)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	38,000	(25,000)	28,606
Net Decrease in Short Term Borrowings	-	(862)	-
Net Proceeds (Repayments) from Long Term Borrowings	-	(2,700)	(300)
Proceeds from Issuance of Subordinated Debt	-	25,000	-
Proceeds from Issuance of Common Stock	823	27,652	62,455
Repurchase of Common Stock	(2,553)	-	(33)
Proceeds from Exercise of Stock Warrants	876	-	-
Payment of Dividends on Common Stock	(5,054)	(3,281)	(1,792)
Net Cash Provided by Financing Activities	161,171	139,523	210,893

Net Increase (Decrease) in Cash and Cash Equivalents	(6,701)	(11,519)	65,418

Cash and Cash Equivalents at Beginning of Period	96,072	107,591	42,173

Cash and Cash Equivalents at End of Period	$89,371	$96,072	$107,591

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$19,616	$11,384	$6,351

Interest on Borrowings	$3,494	$2,098	$908

Income Tax Payments	$5,600	$3,342	$1,800

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$7,698	$(2,310)	$1,450

Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(1,616)	$485	$(493)

Transfer of Loans to Other Real Estate	$4,102	$395	$566

Transfer of Other Real Estate to Premises and Equipment	$-	$1,373	$175

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations – Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. (the Company) and its wholly-owned subsidiary, b1BANK (the Bank), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in shareholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK (the Bank), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

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

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

After the close of business on November 30, 2018, the Company completed the acquisition of Richland State Bancorp, Inc. (RSBI), and its wholly-owned subsidiary, Richland State Bank, located in Rayville, Louisiana. The Company issued 1,679,559 shares of its common stock to the RSBI shareholders for a purchase price of $42.4 million. At November 30, 2018, RSBI had provisional fair values of approximately $316.4 million in total assets, $190.8 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, goodwill, fair value of financial instruments, taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2019 and 2018.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2019 and 2018.

The Bank has invested in Federal Home Loan Bank (FHLB) stock, and other similar stock, which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB.

Loans

Loans are stated at principal amounts outstanding, adjusted for net deferred fees or costs, less the allowance for loan losses. Interest on commercial and consumer loans is accrued daily based on the principal outstanding.

Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is generally reversed to income. Subsequent cash receipts on nonaccrual loans are generally accounted for on the cost recovery method until the loans qualify for return to accrual status. Interest income may be recognized on a cash basis as long as the remaining book balance of the loan is deemed to be collectible. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure or negotiated settlement are initially recorded at the fair value less estimated selling cost at the date of acquisition. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure,  property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2019 and 2018, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2016. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2019, 2018 and 2017, the Company expensed costs of $1.5 million, $1.2 million and $1.2 million, respectively.

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability.  The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU was effective on January 1, 2019. The Company recognized a right-of-use asset and lease liability of approximately $13.2 million as of December 31, 2019. The right-of-use asset and lease liability are recorded within premises and equipment and other liabilities, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2019. These reclassifications have no effect on previously reported net income.

Note 3 – Mergers and Acquisitions –

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (MBI), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the close of business on November 30, 2018, the Company completed the acquisition of Richland State Bancorp, Inc. (RSBI), and its wholly-owned subsidiary, Richland State Bank, located in Rayville, Louisiana. The Company issued 1,679,559 shares of its common stock to the RSBI shareholders for a purchase price of $42.4 million. At November 30, 2018, RSBI had fair values of approximately $316.4 million in total assets, $190.8 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

Cost and Allocation of Purchase Price for Richland State Bancorp, Inc. (RSBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to RSBI Shareholders on December 1, 2018	1,679,559
Closing Stock Price on November 30, 2018	25.29
Total Purchase Price	$42,476
Net Assets Acquired:
Cash and Cash Equivalents	$40,648
Securities Available for Sale	63,823
Loans and Leases Receivable	190,802
Premises and Equipment, Net	5,282
Cash Value of Life Insurance	7,260
Core Deposit Intangible	3,947
Other Assets	4,668
Total Assets	316,430

Deposits	289,979
Other Liabilities	1,074
Total Liabilities	291,053
Net Assets Acquired	25,377
Goodwill Resulting from Merger	$17,099

On June 28, 2019, the Company sold a branch that was acquired in the RSBI acquisition. The sale resulted in a net gain of $581,000 and reduced goodwill and core deposit intangible by $1.3 million.

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming MBI and RSBI were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisitions been completed as of January 1, 2017 and should not be considered representative of future operating results.

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

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$23,772	$14,091	$4,848

Denominator:
Weighted Average Common Shares Outstanding	13,310,577	11,124,585	7,658,137
Dilutive Effect of Stock Options and Warrants	360,200	421,358	345,822
Weighted Average Dilutive Common Shares	13,670,777	11,545,943	8,003,959

Basic Earnings Per Common Share From Net Income Available to Common Shares	$1.79	$1.27	$0.63

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$1.74	$1.22	$0.61

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2019 and $1.6 million as of December 31, 2018.

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$15,654	$303	$20	$15,937
Corporate Securities	23,774	98	158	23,714
Mortgage-Backed Securities	137,817	2,139	497	139,459
Municipal Securities	97,641	1,447	5	99,083

Total Securities Available for Sale	$274,886	$3,987	$680	$278,193

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

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2019 and 2018, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,486	$20	$-	$-	$2,486	$20
Corporate Securities	-	-	6,360	158	6,360	158
Mortgage-Backed Securities	950	4	44,366	493	45,316	497
Municipal Securities	948	4	1,261	1	2,209	5

Total Securities Available for Sale	$4,384	$28	$51,987	$652	$56,371	$680

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,399	$28	$4,610	$116	$9,009	$144
Corporate Securities	6,274	260	2,324	176	8,598	436
Mortgage-Backed Securities	67,770	1,264	61,271	2,300	129,041	3,564
Municipal Securities	40,473	484	29,782	471	70,255	955

Total Securities Available for Sale	$118,916	$2,036	$97,987	$3,063	$216,903	$5,099

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$26,988	$27,017
One to Five Years	50,511	51,099
Over Five to Ten Years	129,486	131,158
Over Ten Years	67,901	68,919

Total Securities Available for Sale	$274,886	$278,193

Securities available for sale with a fair value of $165.9 million and $172.2 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2019 and 2018.

There were $112,000, $7,000 and $31,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2019, 2018 and 2017, respectively. There were $6,000 realized gross losses from sales or redemptions of securities for the year ended December 31, 2019, and no realized gross losses from sales or redemptions of securities for the years ended December 31, 2018 and 2017, respectively.

Other Equity Securities

The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $6.1 million and $3.6 million, respectively, at December 31, 2019 and 2018. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2019 and 2018. The Company also has investments of $202,000 and $202,000 in The Independent Bankers Bank, $310,000 and $621,000 in Bankers Insurance, LLC, and $655,000 and $655,000 in First National Bankers Bank at December 31, 2019 and 2018, respectively. These investments are carried at cost due to the lack of a quoted market price and a ready market for these types of investments. Additionally, the Company has invested $1.9 million and $1.5 million in McLarty Capital Partners SBIC, L.P., $1.8 million and $1.6 million in McLarty Capital Partners SBIC II, L.P., $1.6 million and $1.1 million in Bluehenge Capital Secured Debt SBIC, L.P., $12,000 and $13,000 in New Louisiana Angel Fund 2, LLC, at December 31, 2019 and 2018, respectively. These investments are accounted for utilizing the equity method of accounting as the Company.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Real estate loans:
Construction and land	$244,181	$211,054
Farmland	48,681	45,989
1-4 family residential	293,142	270,583
Multi-family residential	36,454	39,273
Nonfarm nonresidential	612,608	518,660
Commercial	390,398	363,640
Consumer	84,801	79,270
Total loans held for investment	1,710,265	1,528,469

Less:
Allowance for loan losses	(12,124)	(11,220)
Net loans	$1,698,141	$1,517,249

The performing one-to-four family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2019 and 2018.

Net deferred loan origination fees were $3.0 million and $1.7 million at December 31, 2019 and 2018, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2019 and 2018, overdrafts of $276,000 and $858,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the balance sheet. The unpaid principal balances of mortgages and other loans serviced for others were approximately $129.7 million and $147.0 million at December 31, 2019 and 2018, respectively.

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

Total loans held for investment at December 31, 2019 includes $180.0 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2019 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $5.0 million and acquired performing loans not accounted for under ASC 310-30 totaling $177.1 million with a related purchase discount of $2.0 million.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at December 31, 2018 includes $334.8 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2018 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $10.7 million and acquired performing loans not accounted for under ASC 310-30 totaling $327.3 million with a related purchase discount of $3.2 million.

The following tables set forth, as of December 31, 2019 and 2018, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2019
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,590	$104	$1,538	$236	$2,715	$4,453	$584	$11,220
Charge-offs	(2)	(2)	(162)	-	(51)	(1,556)	(52)	(1,825)
Recoveries	-	-	14	-	4	41	64	123
Provision	280	127	498	(10)	1,214	476	21	2,606
Ending Balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124

Ending Balance:
Individually evaluated for impairment	$-	$4	$30	$-	$52	$421	$49	$556

Collectively evaluated for impairment	$1,868	$225	$1,858	$226	$3,830	$2,993	$568	$11,568

Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending Balance	$244,181	$48,681	$293,142	$36,454	$612,608	$390,398	$84,801	$1,710,265

Ending Balance:
Individually evaluated for impairment	$397	$222	$2,531	$-	$4,101	$4,175	$421	$11,847

Collectively evaluated for impairment	$243,784	$48,324	$290,549	$36,454	$603,891	$386,027	$84,380	$1,693,409

Purchased Credit Impaired (1)	$-	$135	$62	$-	$4,616	$196	$-	$5,009

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

Portfolio Segment Risk Factors

Construction and land include loans to small-to-midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in our market areas. Risks associated with these loans include fluctuations in the value of real estate, project completion risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that we funded the loan.

Farmland loans are often for investments related to agricultural businesses and may include construction of facilities. These loans are usually repaid through permanent financing or the cashflow from the borrower’s ongoing operations.

One to four family residential include first and second lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

Multifamily residential loans are generally originated to provide permanent financing for multifamily residential income producing properties.  Repayment of these loans primarily relies on successful rental and management of the property.

Nonfarm nonresidential loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Repayment is generally relied upon from the successful operations of the property. General economic conditions may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends.

Commercial loans include general commercial and industrial, or C&I, loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Commercial loan risk is derived from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer loans include a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The risk is based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of December 31, 2019 and 2018, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	-	32	-	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$209,027	$718	$1,277	$32	$211,054
Farmland	45,563	153	161	112	45,989
1-4 family residential	260,325	4,601	2,929	2,728	270,583
Multi-family residential	39,237	-	36	-	39,273
Nonfarm nonresidential	494,698	14,421	3,510	6,031	518,660
Commercial	347,839	5,690	7,448	2,663	363,640
Consumer	77,731	1,180	234	125	79,270
Total	$1,474,420	$26,763	$15,595	$11,691	$1,528,469

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

●

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019 and 2018, loan balances outstanding more than 90 days past due and still accruing interest amounted to $72,000 and $1.9 million, respectively. As of December 31, 2019 and 2018, loan balances outstanding on nonaccrual status amounted to $9.0 million and $11.7 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2019 and 2018. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$483	$17	$379	$879	$243,302	$244,181	$-
Farmland	18	16	143	177	48,504	48,681	-
1-4 family residential	1,245	975	1,000	3,220	289,922	293,142	29
Multi-family residential	32	-	-	32	36,422	36,454	-
Nonfarm nonresidential	181	610	1,529	2,320	610,288	612,608	-
Commercial	126	142	1,311	1,579	388,819	390,398	-
Consumer	143	34	405	582	84,219	84,801	43
Total	$2,228	$1,794	$4,767	$8,789	$1,701,476	$1,710,265	$72

	December 31, 2018
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$325	$13	$89	$427	$210,627	$211,054	$60
Farmland	-	96	-	96	45,893	45,989	-
1-4 family residential	1,596	588	1,400	3,584	266,999	270,583	270
Multi-family residential	36	-	-	36	39,237	39,273	-
Nonfarm nonresidential	2,437	-	3,967	6,404	512,256	518,660	450
Commercial	328	287	3,241	3,856	359,784	363,640	1,038
Consumer	237	89	106	432	78,838	79,270	58
Total	$4,959	$1,073	$8,803	$14,835	$1,513,634	$1,528,469	$1,876

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Receivables on Nonaccrual Status

	December 31,
	2019	2018
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$397	$32
Farmland	339	112
1-4 family residential	2,349	2,728
Multi-family residential	-	-
Nonfarm nonresidential	3,655	6,031
Commercial	1,825	2,663
Consumer	412	125
Total	$8,977	$11,691

The following is a summary of information pertaining to impaired loans as of December 31, 2019 and 2018. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $292,000 and $254,000 for the years ended December 31, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$1
Farmland	20	21	4	21
1-4 family residential	136	167	30	163
Multi-family residential	-	-	-	-
Nonfarm nonresidential	721	738	52	601
Other Loans:
Commercial	851	926	421	1,053
Consumer	120	123	49	116
Total	$1,848	$1,975	$556	$1,955

With no allowance recorded:
Real Estate Loans:
Construction and land	$397	$420	$-	$184
Farmland	202	207	-	177
1-4 family residential	2,395	3,041	-	2,531
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,381	3,693	-	3,644
Other Loans:
Commercial	3,323	4,173	-	4,157
Consumer	301	358	-	192
Total	$9,999	$11,892	$-	$10,885

Total Impaired Loans:
Real Estate Loans:
Construction and land	$397	$420	$-	$185
Farmland	222	228	4	198
1-4 family residential	2,531	3,208	30	2,694
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,102	4,431	52	4,245
Other Loans:
Commercial	4,174	5,099	421	5,210
Consumer	421	481	49	308
Total	$11,847	$13,867	$556	$12,840

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2017	$696
Carrying amount of purchased impaired credits acquired in MBI acquisition	5,798
Carrying amount of purchased impaired credits acquired in RSBI acquisition	4,533
Payments received, net of discounts realized	(507)
Purchased impaired credit participation interest sales proceeds, net of discount realized	210
Charge-offs	(26)
Carrying amount - December 31, 2018	10,704
Payments received, net of discounts realized	(5,695)
Carrying amount - December 31, 2019	$5,009

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2019 and 2018, the concessions granted to certain borrowers included extending the payment due dates, lowering the contractual interest rate, reducing accrued interest, and reducing the debt’s face or maturity amount.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an allowance for credit losses. The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The following tables present informative data regarding troubled debt restructurings as of December 31, 2019 and 2018.

Modifications as of December 31, 2019:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$219
Nonfarm nonresidential	3	2,411	2,044
Other Loans:
Commercial	6	5,914	2,755
Consumer	1	11	9

Total	13	$8,571	$5,027

Modifications as of December 31, 2018:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	1	$-	$-
Nonfarm nonresidential	3	2,412	2,308
Other Loans:
Commercial	6	5,914	3,512

Total	10	$8,326	$5,820

The Bank had $79,000 in troubled debt restructurings that subsequently defaulted during the year ended December 31, 2018 and none during the year ended December 31, 2019.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2019 and 2018 consist of the following:

	2019	2018
	(Dollars in thousands)
Land	$2,784	$2,984
Buildings and Leasehold Improvements	12,078	15,473
Furniture and Equipment	11,862	9,373
Right of Use Asset	13,242	-

Total Bank Premises and Equipment	39,966	27,830

Less: Accumulated Depreciation	(10,686)	(12,716)

Total Bank Premises and Equipment, net	$29,280	$15,114

The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $1.6 million, $1.2 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was acquired in acquisitions during the years ended December 31, 2018 and December 31, 2015, respectively, as a result of business combinations. The carrying amount of goodwill as of December 31, 2019 and 2018 was $48.5 million and $49.5 million, respectively. The reduction of $1.0 million in goodwill was the result of a branch sale in 2019. The $1.0 million was recognized as a reduction of the gain on sale. The Company performed the required annual goodwill impairment test as of December 31, 2019. The Company’s annual test did not indicate any impairment.

Core deposit intangibles were acquired in conjunction with the business combinations. A summary of the core deposit intangible asset as of December 31, 2019 and 2018 is as follows:

	2019	2018
	(Dollars in thousands)

Gross Carrying Amount	$9,203	$2,762
Acquisitions	-	6,441
Adjustment for Sale of Branch	(286)	-
Less: Accumulated Amortization	(2,223)	(1,318)

Net Carrying Amount	$6,694	$7,885

Amortization expense on the core deposit intangible asset totaled approximately $905,000, $559,000 and $276,000 during the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2020	$890
2021	890
2022	890
2023	890
2024	890
Thereafter	2,244

Total Core Deposit Intangible	$6,694

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deposits –

Deposit accounts at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(Dollars in thousands)
Noninterest Bearing - DDA	$398,847	$382,354

Noninterest Bearing Deposits	398,847	382,354

Interest Bearing - DDA	45,058	40,969
NOW and Super NOW Accounts	295,620	310,527
Money Market Accounts	365,114	334,763
Savings Accounts	81,915	94,211
Certificates of Deposit Over $250,000	152,859	160,145
Other Certificates of Deposit	442,597	410,965

Interest Bearing Deposits	1,383,163	1,351,580

Total Deposits	$1,782,010	$1,733,934

Approximately 68.7% of certificates of deposit as of December 31, 2019 have stated maturity dates during 2020 and the remaining 31.3% have stated maturity dates during 2021 and beyond.

At December 31, 2019 and 2018, total deposits for the top three customer relationships was approximately $144.5 million and $146.2 million, respectively, which represented 8.1% and 8.4% of total deposits, respectively. Brokered and reciprocal deposits were approximately $100.9 million and $111.8 million at December 31, 2019 and 2018, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $35.4 million and $30.9 million at December 31, 2019 and 2018, respectively. Other public fund deposits were approximately $266.8 million and $263.8 million at December 31, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Borrowings –

The Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $93.0 million and $55.0 million at December 31, 2019 and 2018, respectively, consisting of:

One fixed rate loan of $30.0 million at December 31, 2019 and 2018, with interest at 2.41% paid monthly. Principal is due at maturity in November 2022.

One fixed rate loan of $10.0 million at December 31, 2019, with interest at 2.14% paid monthly. Principal is due at maturity in June 2020.

One fixed rate loan of $30.0 million at December 31, 2019, with interest at 2.03% paid monthly. Principal is due at maturity in June 2022.

One fixed rate loan of $23.0 million at December 31, 2019, with interest at 1.59% paid monthly. Principal is due at maturity in June 2024.

One fixed rate loan of $25.0 million at December 31, 2018, with interest at 2.54% paid monthly. Principal was paid at maturity in June 2019.

These advances are collateralized by the Bank’s investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans in the Bank’s loan portfolio consisting of performing 1-4 family mortgages and certain small business, small farm and small agriculture loans. The blanket lien totaled approximately $626.3 million at December 31, 2019 with unused availability for advances and letters of credit of approximately $330.2 million.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2019 and 2018 were $126.0 million and $126.0 million, respectively. There was no balance on these lines at December 31, 2019 and 2018.

The Company has a line of credit with First National Bankers Bank (FNBB) and is allowed to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. The Company did not have a balance on the line of credit at December 31, 2019 and 2018, respectively. The line of credit carries a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The subordinated notes were issued for the purpose of paying off the long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2019 and 2018, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 1.3% to 7.0% and maturity dates ranging from 2020 to 2045. The related liability to repurchase these securities was $68.0 million and $12.2 million at December 31, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(Dollars in thousands)
Provision for Current Taxes - Federal	$6,416	$3,681	$977
Provision (Credit) for Deferred Taxes	(336)	(402)	1,458
Adjustment to Deferred Taxes for Enactment of 21% Federal Statutory Rate on December 22, 2017	-	-	1,668

Total Provision for Income Taxes	$6,080	$3,279	$4,103

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(Dollars in thousands)
Federal Statutory Income Tax	$6,269	$3,648	$3,043
Tax Exempt Income	(556)	(512)	(701)
Adjustment to Deferred Taxes for Enactment of 21% Federal Statutory Rate on December 22, 2017	-	-	1,668
Goodwill write-off	216	-	-
Other - Net	151	143	93

Total Provision for Income Taxes	$6,080	$3,279	$4,103

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets (liabilities) are as follows:

	2019	2018
	(Dollars in thousands)
Allowance for Loan Losses	$2,546	$2,356
Acquried Loans Fair Market Value Adjustment	743	1,397
Acquired Securities Difference in Basis	43	(241)
Amortization of Start-Up Costs	9	17
Stock Awards	734	718
Depreciation	(462)	(517)
Reserve on Unfunded Commitments	22	-
Unrealized Loss on Securities	(694)	922
Other Real Estate	124	55
Core Deposit Intangible	(1,406)	(1,656)
Deposit Premium	-	67
Deferred Compensation	571	548
Alternative Minimum Tax Credit	-	193
Branch Closures	(115)	(47)
Net Operating Loss Carryforward	30	36

Net Deferred Tax Asset	$2,145	$3,848

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired certain deferred tax attributes and liabilities as a result of a merger during 2015, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2019 the NOL carryforward was $144,000 and expires in 2033. The AMT credit carryforward was exhausted in 2019.

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Unrealized Gains (Losses) on Securities Available for Sale:

Balance at Beginning of Year	$(3,469)	$(1,644)

Other Comprehensive Income (Loss)
Before Reclassifications - Net of Tax	5,998	(1,831)
Reclassification Adjustment for Gains
Realized - Net of Tax	84	6

Other Comprehensive Income (Loss)	6,082	(1,825)

Balance at End of Year	$2,613	$(3,469)

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.38 per share and $0.30 per share for the years ended December 31, 2019 and 2018, respectively, based upon quarterly financial performance.

Common Stock Repurchase Plan

On December 13, 2018, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15 million from time to time, subject to certain limitations and conditions. The stock repurchase program is effective for a period of 24 months. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased $2.5 million and $0 shares for the years ended December 31, 2019 and 2018, respectively.

Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2019 and 2018, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To maintain categorized as well capitalized, the Bank will have to maintain minimum total capital, Tier I capital, risk-based common equity Tier I, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2019 and 2018.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$264,495	13.30%	$159,120	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$227,265	11.43%	$119,340	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$227,265	11.43%	$89,505	4.50%	N/A	N/A
Tier I Leveraged Capital (to Average Assets)	$227,265	10.56%	$86,058	4.00%	N/A	N/A

December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$242,144	13.91%	$139,237	8.00%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets)	$205,924	11.83%	$104,428	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$205,924	11.83%	$78,321	4.50%	N/A	N/A
Tier I Leveraged Capital (to Average Assets)	$205,924	11.66%	$70,641	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
b1BANK	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$254,520	12.80%	$159,033	8.00%	$198,791	10.00%
Tier I Capital (to Risk-Weighted Assets)	$242,290	12.19%	$119,275	6.00%	$159,033	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$242,290	12.19%	$89,456	4.50%	$129,214	6.50%
Tier I Leveraged Capital (to Average Assets)	$242,290	11.27%	$86,015	4.00%	$107,518	5.00%

December 31, 2018:

Total Capital (to Risk-Weighted Assets)	$224,356	12.90%	$139,126	8.00%	$173,908	10.00%
Tier I Capital (to Risk-Weighted Assets)	$213,136	12.26%	$104,345	6.00%	$139,126	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$213,136	12.26%	$78,259	4.50%	$113,040	6.50%
Tier I Leveraged Capital (to Average Assets)	$213,136	12.08%	$70,592	4.00%	$88,241	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2019, 93,525 awards have been granted under the Plan, and 406,475 shares of common stock remain available for grant.

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

During the years ended December 31, 2019, 2018 and 2017, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2019, 2018 and 2017, respectively, the Company recognized $1.0 million, $766,000 and $129,000 in compensation costs related to restricted stock awards. At December 31, 2019, 2018 and 2017, respectively, unrecognized share-based compensation associated with these awards totaled $1.7 million, $1.1 million and $92,000. The $1.7 million of unrecognized share-based compensation at December 31, 2019 is expected to be recognized over a weighted average period of 1.9 years.

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	31,002	$19.58	8,662	$17.00	-	$-
Granted	39,994	23.96	39,789	20.00	12,981	17.00
Forfeited	(530)	19.47	-	-	-	-
Earned and Issued	(30,495)	21.31	(17,449)	19.26	(4,319)	17.00

Balance, at End of Period	39,971	$22.64	31,002	$19.58	8,662	$17.00

Stock Grants

During the years ended December 31, 2019 and 2018, the Company issued a total of 4,440 shares and 3,750 shares of common stock, respectively, to non-employee directors as compensation for their board service. The shares were issued with weighted average grant date fair values of $23.96 per share for the year ended December 31, 2019 and $20.00 per share for the year ended December 31, 2018. During the year ended December 31, 2018, the Company issued 5,552 shares to employees (the shares vested immediately upon issuance) at a weighted average grant date fair value of $25.16 per share. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. Included in the grants is director fees expense for the year ended December 31, 2019 of $197,000, and director fees expense and compensation expense of $75,000 and $140,000, respectively, during the year ended December 31, 2018.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

In connection with the organization of the Company and the Bank, stock warrants were issued to organizers. The warrants were exercisable by their holders for the purchase of 101,000 shares of common stock of the Company at the exercise price of $10 per share (warrant). All warrants were exercised prior to expiration during the year ended December 31, 2019. The warrants held an intrinsic value of $1.1 million upon exercise.

At December 31, 2018, warrants for 87,625 shares at a weighted average exercise price of $10.00 were outstanding. At December 31, 2018, all of the 87,625 outstanding warrants were vested and there was no unrecognized compensation expense. An amendment effective February 1, 2016 extended the exercise period to February 2, 2019 and retained the $10 per share exercise price with $48,000 of compensation cost recognized on the effective date of this amendment. As a result, in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, the “optionality” of the warrants was eliminated thereby restricting the situations in which the warrants can be exercised to occur upon the earlier of (i) immediately prior to the February 2, 2019 expiration date, (ii) a change in control of the Company or the Bank, (iii) the warrant holder’s death, (iv) the warrant holder becoming disabled, and (v) the warrant holder incurring a separation from the Company or the Bank (if the warrant holder is an employee of the Company or the Bank).

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

Stock Options

In 2006, the Company established a stock option plan with 1,500,000 shares available to be granted as options under the plan. Under the provisions of the plan, the option price cannot be less than the fair value of the underlying common stock as of the option grant date, and the maximum option term cannot exceed ten years. The 2006 Stock Option Plan expired on December 22, 2016 and the Company is no longer permitted to issue additional stock options under this plan.

Compensation expense recognized as a result of vesting was approximately $77,000, $119,000 and $207,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2016. There were no share-based awards for the years ended December 31, 2019 and 2018, respectively, since the Plan expired December 22, 2016.

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2019		2018		2017
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	780,080	$12.74	831,080	$12.73	998,480	$12.82
Granted	-	-	-	-	-	-
Exercised	(54,780)	15.28	(49,000)	12.42	-	-
Forfeited or Expired	-	-	(2,000)	17.11	(167,400)	13.25

Outstanding Options, at End of Period	725,300	$12.55	780,080	$12.74	831,080	$12.73

Exercisable, at End of Period	724,300	$12.55	761,747	$12.64	784,698	$12.49

At December 31, 2019, options for 724,300 shares at a weighted average exercise price of $12.55 were vested and exercisable, and there were 1,000 nonvested options and approximately $5,000 of unrecognized compensation costs related to these options which is expected to be recognized over a period of one year.   The aggregate intrinsic value of both exercisable and outstanding awards at December 31, 2019 is $9.0 million with a weighted average remaining contractual life of 1.4 years.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, option agreements for 105,250 options that were fully vested and set to expire in December 2017 were amended to extend the expiration date to January 15, 2021, with compensation cost of $63,000 recognized on the effective date of the amendments. In December 2016, option agreements for 330,000 options that were fully vested and set to expire in December 2016 were amended to extend the expiration date to January 15, 2020, with compensation cost of $168,000 recognized on the effective date of the amendments. Since these amendments extended the exercise period and retained the original per share exercise price, the “optionality” was eliminated in compliance with Section 409A of the Internal Revenue Code of 1986, as amended, thereby restricting the situations in which the options can be exercised to occur upon the earlier of (i) immediately prior to the expiration date, (ii) a change in control of the Company or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from the Company or the Bank (if the option holder is an employee of the Company or the Bank).

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $967,000, $690,000 and $542,000 and is included in salaries and employee benefits for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2019 and 2018, the Company had recorded accrued liabilities of $2.5 million and $2.4 million, respectively. The expense related to the deferred compensation agreements was $256,000, $224,000 and $209,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 18 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(Dollars in thousands)
Business Development	$1,535	$1,239	$1,193
Communications	1,063	885	830
Ad Valorem Shares Tax	1,423	1,135	804
Data Processing Fees	2,049	1,557	1,537
Directors' Fees	570	436	400
Insurance	347	256	283
Legal and Professional Fees	1,319	1,695	1,159
Office Supplies and Printing	670	578	421
Regulatory Assessments	389	1,359	904
Taxes and Licenses	88	201	11
Merger and Conversion Costs	330	3,024	129
Other	5,911	4,156	2,829

Total Other Expenses	$15,694	$16,521	$10,500

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $389.9 million and standby and commercial letters of credit of approximately $24.4 million at December 31, 2019.

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

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $612.6 million and $518.7 million, which accounted for 35.8% and 33.9% of total loans held for investment at December 31, 2019 and 2018, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $244.2 million and $211.1 million, respectively; these loans represented 14.3% and 13.8% of total loans held for investment at December 31, 2019 and 2018, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.9 million, $2.5 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had a weighted average lease term of 8.3 years and a weighted average discount rate of 3.10%.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2020	$2,200
2021	1,990
2022	1,809
2023	1,701
2024 and Thereafter	7,341

Total Future Minimum Lease Payments	15,041

Less Imputed Interest	(1,799)

Present Value of Lease Liabilities	$13,242

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Commitments –

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

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty), McLarty Capital Partners SBIC II, L.P. (McLarty II), Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge) and New Louisiana Angel Fund 2, LLC (New Louisiana); details of these commitments at December 31, 2019 are below.

	McLarty	McLarty II	Bluehenge	New Louisiana
	(Dollars in thousands)
Total Capital Commitment	$2,000	$2,500	$1,500	$50
Capital Called	$1,802	$2,004	$1,387	$13
Remaining Unfunded Capital Commitment	$198	$496	$113	$37

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $203.1 million and $137.3 million at December 31, 2019 and 2018, respectively. The outstanding letters of credit as of December 31, 2019 are as follows:

Three letters of credit totaling $30.1 million expires in January 2020.

One letter of credit of $19.0 million expires in February 2020.

Six letters of credit totaling $133.0 million expires in March 2020.

Three letters of credit totaling $7.7 million expires in April 2020.

One letter of credit of $157,000 expires in August 2020.

One letter of credit of $100,000 expires in October 2020.

One letter of credit of $197,000 expires in November 2020.

Two letters of credit totaling $1.3 million expires in December 2020.

One letter of credit of $11.5 million expires in January 2022.

Note 23 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $24.6 million and $27.4 million at December 31, 2019 and 2018, respectively.

The activity in loans to directors, officers and their affiliates is as follows:

	2019	2018
	(Dollars in thousands)
Balance - Beginning of Year	$27,359	$24,047
New Loans	13,767	13,478
Repayments	(16,562)	(10,166)

Balance - End of Year	$24,564	$27,359

Related party deposits totaled $34.4 million and $35.5 million as of December 31, 2019 and 2018, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Fair Value of Financial Instruments –

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2019
Available for Sale:
U.S. Government Agency Securities	$15,937	$-	$15,937	$-
Corporate Securities	23,714	-	23,714	-
Mortgage-Backed Securities	139,459	-	139,459	-
Municipal Securities	99,083	-	92,496	6,587
Mortgage Loans Held for Sale	251	-	251	-

Total	$278,444	$-	$271,857	$6,587

December 31, 2018
Available for Sale:
U.S. Government Agency Securities	$17,439	$-	$17,439	$-
Corporate Securities	12,692	-	12,692	-
Mortgage-Backed Securities	165,618	-	165,618	-
Municipal Securities	113,767	-	105,383	8,384
Mortgage Loans Held for Sale	58	-	58	-

Total	$309,574	$-	$301,190	$8,384

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2019
Assets:
Impaired Loans	$15,876	$-	$15,876	$-
Repossessed Assets	4,196	-	4,196	-

Total	$20,072	$-	$20,072	$-

December 31, 2018
Assets:
Impaired Loans	$21,557	$-	$21,557	$-
Repossessed Assets	1,920	-	1,920	-

Total	$23,477	$-	$23,477	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2019 and 2018 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2019
Financial Assets:
Cash and Short-Term Investments	$150,743	$150,743	$150,743	$-	$-
Securities	278,193	278,193	-	271,606	6,587
Mortgage Loans Held for Sale	251	251	-	251	-
Loans - Net	1,698,141	1,696,470	-	-	1,696,470
Cash Value of BOLI	32,568	32,568	-	32,568	-
Other Equity Securities	12,565	12,565	-	-	12,565

Total	$2,172,461	$2,170,790	$150,743	$304,425	$1,715,622

Financial Liabilities:
Deposits	$1,782,010	$1,782,692	$-	$-	$1,782,692
Borrowings	185,989	202,863	-	202,863	-

Total	$1,967,999	$1,985,555	$-	$202,863	$1,782,692

December 31, 2018
Financial Assets:
Cash and Short-Term Investments	$137,908	$137,908	$137,908	$-	$-
Securities	309,516	309,516	-	301,132	8,384
Mortgage Loans Held for Sale	58	58	-	58	-
Loans - Net	1,517,249	1,495,454	-	-	1,495,454
Cash Value of BOLI	31,882	31,882	-	31,882	-
Other Equity Securities	9,282	9,282	-	-	9,282

Total	$2,005,895	$1,984,100	$137,908	$333,072	$1,513,120

Financial Liabilities:
Deposits	$1,733,934	$1,717,698	$-	$-	$1,717,698
Borrowings	92,229	104,930	-	104,930	-

Total	$1,826,163	$1,822,628	$-	$104,930	$1,717,698

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Litigation and Contingencies –

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 26 – Subsequent Events –

On January 22, 2020, the Company entered into an agreement and plan of reorganization with Pedestal Bancshares, Inc. headquartered in Houma, Louisiana.

Note 27 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018
Assets:

Cash	$6,154	$14,643
Investment in Subsidiaries	300,122	267,270
Other Assets	3,843	3,217

Total Assets	$310,119	$285,130

Liabilities:
Accrued Interest Payable	22	69
Subordinated Debt	25,000	25,000
Other Liabilities	-	3

Total Liabilities	25,022	25,072

Shareholders' Equity:

Common Stock	13,279	13,213
Additional Paid-in Capital	212,505	212,332
Retained Earnings	56,700	37,982
Accumulated Other Comprehensive Income (Loss)	2,613	(3,469)

Total Shareholders' Equity	285,097	260,058

Total Liabilities and Shareholders' Equity	$310,119	$285,130

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

	2019	2018	2017
Income:
Interest Income	$45	$46	$-
Expenses:
Interest Expense	1,688	237	155
Other Operating Expenses	2,138	3,275	544

Income (Loss) before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	(3,781)	(3,466)	(699)

Income Tax Expense (Benefit)	(783)	(623)	233

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	(2,998)	(2,843)	(932)

Equity in Undistributed Net Income of Subsidiaries	26,770	16,934	5,780

Net Income	$23,772	$14,091	$4,848

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019. Our independent registered public accountants have issued an audit report on our internal control over financial reporting which appears elsewhere in this Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on June 25, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 11. Executive Compensation.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on June 25, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on June 25, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on June 25, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders being held on June 25, 2020, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

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

2.4

Agreement and Plan of Reorganization, dated June 1, 2018, by and between Business First Bancshares, Inc., and Richland State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on June 4, 2018 (File No. 001-38447)).

2.5

Agreement and Plan of Reorganization, dated January 22, 2020, by and between Business First Bancshares, Inc., and Pedestal Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 24, 2020 (File No. 001-38447)).

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

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 12, 2017 (File No. 333-200112)).

4.3	Description of Securities Registered under Section 12 of the Exchange Act.* Instruments defining the rights of the long-term debt securities of Business First Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Business First Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 +

Amended and Restated Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated November 6, 2019 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019 (File No. 001-38447)).

10.3 +

Change in Control Agreement, dated November 6, 2019, between Business First Bank and Gregory Robertson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019 (File No. 001-38447)).

10.4 +

Change in Control Agreement, dated November 6, 2019, between Business First Bank and Philip Jordan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019 (File No. 001-38447)).

10.5 +

Executive Employment Agreement, effective January 1, 2018, between Business First Bank and Jack E. Byrd, Jr. (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed by Business First Bancshares, Inc. on March 22, 2019 (File No. 001-38447)).

10.6 +

Executive Employment Agreement, effective November 30, 2018, between Business First Bank and N. Jerome Vascocu (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed by Business First Bancshares, Inc. on March 22, 2019 (File No. 001-38447)).

10.7 +

Business First Bancshares 2006 Stock Option Plan (“2006 Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.8 +

Form of Incentive Stock Option Award Agreement under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.9 +

Form of Incentive Stock Option Award Agreement (As Amended), under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.10 +	Form of Warrant Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

10.11 +

Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form S-4 Registration Statement filed by Business First Bancshares, Inc. on February 5, 2015 (File No. 333-200112)).

10.12 +

Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016 (incorporated by reference to Exhibit 10.10 included in the Company’s Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016 (File No. 333-200112)).

10.13 +

Business First Bancshares, Inc., 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.9 included in the Annual Report on Form 10-K filed by Business First Bancshares, Inc., dated as of December 31, 2017 and filed March 21, 2018 (File No. 333-200112)).

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

+	Represents a management contract or a compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 12, 2020	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2020.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 12, 2020
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 12, 2020
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Lloyd Benny Alford	Director	March 12, 2020
Lloyd Benny Alford

By	/s/ Jack E. Byrd, Jr.	Director	March 12, 2020
Jack E. Byrd, Jr.

By:	/s/ John Graves	Director	March 12, 2020
John Graves

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 12, 2020
Robert S. Greer, Jr.

By	/s/ David L. Laxton, III	Director	March 12, 2020
David L. Laxton, III

By	/s/ Rolfe Hood McCollister, Jr.	Director
	Rolfe Hood McCollister, Jr.		March 12, 2020

By:	/s/ Andrew D. McLindon	Director
	Andrew D. McLindon		March 12, 2020

By:	/s/ Patrick E. Mockler	Director
	Patrick E. Mockler		March 12, 2020

By:	/s/ David A. Montgomery, Jr.	Director
	David A. Montgomery, Jr.		March 12, 2020

By:	/s/ Arthur Price	Director
	Arthur Price		March 12, 2020

By:	/s/ Fayez K. Shamieh	Director
	Fayez K. Shamieh		March 12, 2020

By:	/s/ Kenneth Smith	Director
	Kenneth Smith		March 12, 2020

By:	/s/ Thomas Everett Stewart, Jr.	Director
	Thomas Everett Stewart, Jr.		March 12, 2020

By:	/s/ Steve White	Director
	Steve White		March 12, 2020

By:	/s/ Robert Yarborough	Director
	Robert Yarborough		March 12, 2020