Form 10-K/A
period 2019-12-31
Business First Bancshares, Inc.
filed 2020-03-20
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K of Business First Bancshares, Inc. (the “Company”) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 12, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of inserting the consent of Hannis T. Bourgeois, LLP, the Company’s independent auditor, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following financial statements are included in Item 8 of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity Consolidated

Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto within the Original Form 10-K.

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

21.1	List of subsidiaries of Business First Bancshares, Inc. (incorporated by reference to Exhibit 21.1 included in the Original Form 10-K).

23.1	Consent of Hannis T. Bourgeois, LLP.*

24.1	Power of Attorney (contained on the signature page to the Original Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS included in the Original Form 10-K).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH included in the Original Form 10-K).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL included in the Original Form 10-K).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF included in the Original Form 10-K).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB included in the Original Form 10-K).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE included in the Original Form 10-K).

*	Filed herewith.
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

BUSINESS FIRST BANCSHARES, INC.

March 20, 2020	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer