Form 10-K/A
period 2019-12-31
Business First Bancshares, Inc.
filed 2020-04-29
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of April 26, 2020, there were 13,052,859 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Business First Bancshares, Inc. (the “Company”) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 12, 2020 (as previously amended by Amendment No. 1 filed on March 20, 2020, the “Original Form 10-K”), is being filed for the purpose of amending and restating Part III (Items 10-14) to provide certain additional information required therein. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Amendment No. 2 to present the information required by Part III as we no longer expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

The Company held its 2019 Annual Meeting of Shareholders on May 16, 2019. In light of the Company’s pending merger (the “Merger”) with Pedestal Bancshares, Inc. (“Pedestal”), the Company has decided to choose a record date for the 2020 Annual Meeting that will occur after consummation of the Merger. This later record date will allow those former Pedestal shareholders who will become Company shareholders following the Merger to participate in the 2020 Annual Meeting. As a result, the Company will not be able to file its proxy statement within 120 days of December 31, 2019 such that the Part III information could be incorporated from such proxy statement into the Original Form 10-K.

The Original Form 10-K is hereby amended by deleting in its entirety Part III of the Original Form 10-K and replacing with Part III herein. In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, we are including with this Amendment No. 2 new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Item 15 of Part IV also has been amended to add these new certifications. Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K.

When we refer in this Report to “we,” “our,” “us,” “Business First” and the “Company,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including b1BANK, formerly known as Business First Bank, which we sometimes refer to as “the Bank”, unless the context indicates otherwise. Capitalized terms not defined herein have the meaning ascribed to them in the Original Form 10-K.

 The information contained in this Amendment No. 2 is accurate only as of the date of this annual report and as of the dates specified herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Current Executive Officers and Directors

General

Our board of directors and the board of directors of b1BANK are currently each made up of the same 17 individuals. Our directors are generally elected by shareholders at our annual shareholder meeting. The elected directors hold office until the next annual meeting, or until their successors are duly elected and qualified. However, pursuant to the terms of that certain Agreement and Plan of Reorganization by and between the Company and Pedestal, upon effectiveness of the Merger, the Company will reduce the size of the board of directors of each of the Company and b1BANK to 14 and will appoint four new directors designated by Pedestal. The proxy statement for our 2020 annual meeting will provide information about the directors nominated for election at the 2020 annual meeting. Our executive officers are appointed by and serve at the discretion of our board of directors.

The directors of b1BANK are elected by us, as the sole shareholder of b1BANK, each year and they hold office for a term of one year or until their successors are chosen and qualified. The executive officers of b1BANK are appointed by and serve at the discretion of its board of directors. No director or executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or executive officer or director.

Board of Directors

Information about our current directors is set forth below. There are no arrangements between us and any person pursuant to which of our current directors has been elected as a director.

Lloyd Benny Alford (74). Benny Alford serves as a director for Business First and b1BANK. Mr. Alford owns and operates Benny’s Car Wash & Oil Change, headquartered in Baton Rouge, Louisiana. He was first employed by the car wash in 1964, and took over the operation from his father in 1970. He has since expanded services to include convenience stores, five oil changes, and seven car washes with more expansion planned for the future. Mr. Alford is past president of the International Car Wash Association and is in the Car Washing Hall of Fame. Mr. Alford brings to our board of directors valuable knowledge and experience relating to the ownership and management of small businesses.

Jack E. Byrd, Jr. (73). Jack Byrd serves as a director for Business First and b1BANK, and also as Chairman of the Northwest Louisiana Region for b1BANK. Mr. Byrd’s career began with over 20 years as a practicing certified public accountant, and his banking career began in 1987 when he was named President of Minden Building & Loan Association. In 1989, Mr. Byrd was named President of Minden Bank and Trust and served in that capacity until 1999, when it was merged with Regions Bank. Mr. Byrd served as President of North Louisiana for Regions Bank from 1999 to 2007, where he oversaw 30 branch offices. After his time with Regions Bank, Mr. Byrd returned to what was now MBL Bank as Chairman of the Board, President and CEO until its acquisition by Business First in 2018. Mr. Byrd’s extensive banking experience throughout North Louisiana, including in executive leadership positions, and understanding of financial accounting provides our board with valuable insight and knowledge.

John Graves (78). John Graves serves as a director for Business First and b1BANK. Mr. Graves is President of Evans-Graves Engineers, Inc. in Baton Rouge, Louisiana and has served as the firm’s President since 1986. Mr. Graves holds a Bachelor’s Degree in Civil Engineering from Louisiana State University and post graduate studies in the College of Business Administration. He previously represented East Baton Rouge Parish on the Regional Planning Commission for 26 years. Mr. Graves presently serves on the LSU College of Engineering Dean’s Advisory Council and was inducted into the LSU College of Engineering/Department of Civil and Environmental Engineering Hall of Distinction in 2009. In 2016, Mr. Graves was inducted into the LSU College of Engineering Hall of Distinction. He currently serves on the board of directors for Pennington Biomedical Research Foundation. Mr. Graves is involved with several large projects including Port Louisiana, Inc. providing Louisiana with a deep-water access port supporting waterborne commerce for LNG Energy projects. Mr. Graves served as Program Manager for the largest Civil Works Program in U.S. History, the Hurricane and Storm Damage Risk Reduction System (HSDRRS) i.e. The Fortress of New Orleans.

Robert S. Greer, Jr. (72). Bob Greer serves as Chairman of the board of Business First and b1BANK. Mr. Greer previously served as President of multiple insurance companies during his career. He retired in 2013 from his position as President and Chief Executive Officer of LEMIC Insurance Company, a workers’ compensation insurer in Baton Rouge, Louisiana. Prior to his retirement, Mr. Greer served as the President and Chief Executive Officer of LEMIC Insurance Company since 2001. Mr. Greer holds a bachelor’s degree in insurance from Louisiana State University. Mr. Greer also previously served as a director of Starmount Life Insurance and as a director of Woman’s Hospital. Mr. Greer benefits our board of directors through his extensive business knowledge and experience in the insurance industry as well as with valuable insight gained through his service on other boards of directors. His commitment to our success is also demonstrated by his service as our Chairman.

David L. Laxton III (70). David Laxton serves as a director for Business First and b1BANK. Mr. Laxton has over 35 years of experience in the energy and distribution industries. He was one of the founders of Edgen Group Inc., a global supplier of specialty pipe, fittings, plates, valves and structural steels to the energy industry. He served from its founding in 1996 as Executive Vice President and Chief Financial Officer until his retirement in 2014. During his tenure, he supervised the acquisition of more than a dozen companies located in the United States, Canada, the United Kingdom, Dubai and Singapore. He also co-led Edgen’s initial public offering and listing on the New York Stock Exchange, and managed over $2.0 billion in company, bank and public market debt offerings. In addition to his experience in the energy industry, Mr. Laxton served on the board of directors of American Gateway Bank from 1996 until its 2015 merger with b1BANK. While on that board, he served as Chairman for five years and also as Chairman of the Audit Committee. Our board of directors believes that it will benefit from Mr. Laxton’s valuable corporate and banking experience, as well as from his specific knowledge regarding the markets and our customers.

Rolfe Hood McCollister, Jr. (64). Rolfe McCollister serves as a director for Business First and b1BANK. Mr. McCollister is the founder of Louisiana Business, Inc., which publishes Greater Baton Rouge Business Report (started in 1982), 225 magazine, inRegister magazine, Daily Report online news, Louisiana NEXT, Welcome magazine, 10/12 Industry Report and other specialty publications. Louisiana Business, Inc. also produces the Baton Rouge Business Awards and Hall of Fame, Influential Women in Business, the Louisiana Business Symposium, Forty Under 40 and several other annual events. Mr. McCollister is a graduate of Louisiana State University and served two terms as a board member of the LSU System Board of Supervisors, including being elected chairman. His business management experience, previous service on the board of directors of three banks, and many community contacts enable him to make valuable contributions to our board of directors.

Andrew D. McLindon (58). Andrew McLindon serves as a director for Business First and b1BANK. Mr. McLindon has served since 1989 as President and Chief Executive Officer of Mainspring Companies, LLC, a management firm that oversees operations for the following companies: MBD Construction, a commercial construction firm; MBD Maintenance, a commercial building maintenance company; MBD Automation, an automated equipment installation provider; Genlease, a provider of emergency power solutions; McLindon Development, a real estate development company; 4 Real Estate Services, a property management company; and Modus, LLC, a national facility services company. Mr. McLindon earned a bachelor’s degree in construction management from Louisiana State University. Mr. McLindon brings executive decision-making, leadership and risk assessment skills to our board of directors as a result of his experience in the construction industry. His experience in real estate development and construction also benefit our board of directors.

David R. Melville, III (45). David “Jude” Melville serves as President and Chief Executive Officer and a director of Business First and b1BANK. He has served in these capacities since 2011 and has held various management roles since the Bank’s chartering in 2006. Prior to becoming a community banker, Mr. Melville served as a captain in the U.S. Air Force. He earned a bachelor’s degree in social studies from Harvard College and a Master’s of Science in Management from the London School of Economics. Mr. Melville is also a 2007 graduate of the Graduate School of Banking at Louisiana State University. He serves as Treasurer of the Louisiana Association of Business and Industry, as a member of Louisiana’s Committee of 100, and as Chair of the Federal Reserve Sixth District’s Depository Institutions Advisory Council, among other affiliations.

Patrick E. Mockler (51). Patrick Mockler serves as a director for Business First and b1BANK. Mr. Mockler served as President of Mockler Beverage Company, ALP from 2007 to 2018 and has been a partner of Mockler Beverage and Reiger Road Development, LLC since 1995 and 2000, respectively. He has been active in day to day operation of Mockler Beverage since 1994. Mr. Mockler has been a partner of New Orleans Eagle Investments, LLC since its inception in 2009 to acquire Southern Eagle Sales and Service in New Orleans. He became President of Southern Eagle in 2018. Additionally, he has experience as a director of b1BANK since 2006, served on the Loan Committee for three years, the Audit Committee for the last seven years, the Risk Committee for the last four years, the Compensation Committee for the last five years and is the current Chair of the Comp Committee. Mr. Mockler is also on the board of LWCC (Louisiana Workers Comp Corp) and its Audit Committee, and has served on dozens of charitable board and committees. He is a 1993 graduate of Louisiana State University with a degree in International Trade and Finance.

David A. Montgomery, Jr. (59). David Montgomery serves as a director for Business First and b1BANK. Mr. Montgomery has served as Vice President of Montgomery Agency, Inc., an independent insurance agency, since 1990. Mr. Montgomery is 50% partner in Brothers Ventures, a Real Estate Investment LLC. Mr. Montgomery is a Certified Public Accountant and he is currently a councilman at large with Bossier City, Louisiana. He also served for 17 years as the Chairman of the Budget Committee for the Bossier City Council. Since 1996, Mr. Montgomery has served on the Finance Committee for North Louisiana Volunteers of America. Mr. Montgomery holds a bachelor’s degree in accounting from Louisiana State University. Mr. Montgomery brings extensive knowledge of the insurance and accounting industries to our board of directors. He also provides valuable knowledge and insight derived from his service for civic and governmental organizations.

Arthur Price (54). Arthur Price serves as a director for Business First and b1BANK. Mr. Price has served as Vice President, Finance / CFO for Badger Oil Corporation for over twenty years and was named President / CFO in 2017. Badger Oil and its affiliates participate in the exploration, drilling and production of crude oil and natural gas, with primary operations in the Louisiana Gulf Coast region and the Outer Continental Shelf of the Gulf of Mexico. Prior to joining Badger Oil, Mr. Price worked as an oil and gas accountant with a specialized firm located in Lafayette, Louisiana. As a senior member of the oil and gas community, Mr. Price is an active board member of the Louisiana Oil and Gas Association, currently serving as Chairman of the Board, and the Louisiana Association of Business and Industry. Mr. Price is also a former member of the board of The Lafayette Petroleum Club, having served as Treasurer and President. Mr. Price received a Bachelor of Science degree in Business Administration from the University of Southwestern Louisiana (now The University of Louisiana, Lafayette) in 1989 and is a Certified Public Accountant.

Fayez K. Shamieh (74). Dr. Fayez Shamieh serves as a director for Business First and b1BANK. Dr. Shamieh is a physician specializing in neurology. In 1979, Dr. Shamieh founded Neuro Associates in Lake Charles, Louisiana, and has been a senior member at the clinic since that time. Dr. Shamieh earned a degree in medicine from Ain Shams University in Cairo, Egypt. He completed his Neurology Residency and a fellowship in Neurophysiology at Baylor College of Medicine in Houston, Texas. Dr. Shamieh has been a member of a nonprofit organization called Physicians for Peace, headquartered in Norfolk, Virginia, where for the past 23 years the volunteer members from all over the United States provide and enhance the up to date advances and the teaching to the medical communities of the needy countries all over the world. In addition to treating the most difficult and complicated cases, these volunteers carry with them donated equipment and huge amounts of medicine. Dr. Shamieh concentrated and led the medical missions to the Palestinian West Bank and the area of the Holy Land at least once or twice a year. He currently serves as a counselor for Southern Medical Associates and has previously served on the board of directors for the Louisiana State Medical Society. Dr. Shamieh brings entrepreneurial and business building skills and experience to our board of directors, having successfully managed his own medical clinic for over thirty years. He also has valuable connections within the business and medical communities we serve.

Kenneth Smith, PE, PLS (57). Kenneth Smith serves as a director for Business First and b1BANK. Mr. Smith, a Professional Engineer and Land Surveyor, is President and Chief Executive Officer of T. Baker Smith, LLC, a professional services firm that provides planning, environmental, surveying, engineering, and construction management services. Mr. Smith has been with T. Baker Smith, LLC since 1980. He also serves as Managing Partner for the following companies: TBS Mexico, TBS Holding, LLC, a real-estate holding company; Four C’s of Houma, LLC, a personal investment company; and Mega Beast Commercial Realty, a commercial real estate company. Mr. Smith serves as a Partner at JPS Equipment Rentals, LLC. Mr. Smith served as the President for the Houma Terrebonne Chamber of Commerce, South Central Industrial Association, South Louisiana Economic Council, and the Louisiana Pipeliners Association, and he currently serves as a member of the Louisiana Oil & Gas Association and Louisiana Association of Business & Industry. Mr. Smith earned a degree in civil engineering from Louisiana Tech University. He brings extensive business skills and experience to our board of directors, having successfully managed his own business for many years. Mr. Smith is also an active leader in his community and serves on the boards of many civic organizations. His many professional and community contacts benefit our board of directors.

Thomas Everett Stewart, Jr. (65). Everett Stewart serves as a director for Business First and b1BANK. Mr. Stewart retired from Lamar Advertising Company (Lamar) in 2009 after 30 years of service. From 1988 to 2009, he served as President of Interstate Logos, LLC, a wholly-owned subsidiary of Lamar. Mr. Stewart also served as a board member of The Business Bank of Baton Rouge for two years. Mr. Stewart earned a Bachelor of Science degree in business administration from Auburn University. He has extensive business knowledge and brings years of experience managing a subsidiary of a publicly-traded company to our board of directors.

Steven G. White (60). Steve White serves as a director for Business First and b1BANK. Mr. White has served as the Business Manager for the William A. Robinson Trust since January of 2009. Mr. White’s previous work experiences include serving in roles as President, Senior Vice President, and other executive roles in U.S. and international logistic businesses. He also served as a Chief Operations Officer in the home health and hospice industry. Mr. White graduated from Louisiana Tech University with a Bachelor of Science degree in petroleum engineering in 1985. Mr. White’s experience in asset management and his knowledge of the oil and gas industry are valuable to our board of directors.

N. Jerome Vascocu (71). Jerome Vascocu, a native of Minden, Louisiana, attended Louisiana Tech University on a track scholarship, obtaining bachelor’s and master’s degrees there. He is also a graduate of the Southwestern Graduate School of Banking at SMU in Dallas, Texas. His banking career spans 47 years, including the last twenty years as CEO and a director of Richland State Bank. Earlier in his career, Mr. Vascocu was an organizer, board member, and executive officer of American Bank of Ruston, N.A., (now IBERIABANK), and also served as Compass Bank market president in Oxford, Alabama, and Auburn, Alabama. Business First believes that Mr. Vascocu’s depth of banking experience, and his knowledge of the North Louisiana economy will be meaningful contributions to the vision of Business First.

Robert V. Yarborough (66). Bobby Yarborough serves as a director for Business First and b1BANK. Mr. Yarborough is the Chief Executive Officer and co-owner of Manda Fine Meats, a meat processing company headquartered in Baton Rouge, Louisiana. Mr. Yarborough has been with Manda Fine Meats since 1976. He earned a bachelor’s degree in marketing from Southeastern Louisiana University. Mr. Yarborough has served as a director for a number of non-profits and business associations, and currently serves as a board member of the LSU System Board of Supervisors. Mr. Yarborough brings leadership, business knowledge and valuable community contacts to our board of directors through his long experience in managing a business and through his service on various other boards.

Executive Officers

The following table sets forth the current executive officers of Business First and b1BANK:

Name	Age	Title/Position with Business First	Position Since	Title/Position with b1BANK	Position Since

Donald A. Hingle, II	59	---	---	Executive Vice President, Chief Credit Executive	January 2017(1)
Philip Jordan	47	---	---	Executive Vice President, Chief Banking Officer	August 2018(2)
Keith Mansfield	43	---	---	Executive Vice President, Chief Operations Officer	January 2017(3)
David R. Melville, III	45	President and Chief Executive Officer, Director	March 2011(4)	President and Chief Executive Officer, Director	March 2011(4)
Alicia Robertson	51	---	---	Executive Vice President, Chief Treasury Management, Private Banking, Wealth Solutions Officer	August 2018(5)
Gregory Robertson	48	Chief Financial Officer and Treasurer	January 2017(6)	Executive Vice President, Chief Financial Officer	January 2017(6)
Margaret Singer Lee	43	---	---	Executive Vice President, Chief Human Resources Officer	July 2019(7)

(1)	Mr. Hingle has been with the Bank since July 2009, previously serving as its Southeastern Region Chief Executive Officer.
(2)	Mr. Jordan has been with the Bank since August 2008, previously serving as its Chief Commercial Officer.
(3)	Mr. Mansfield has been with the Bank since April 2016, previously serving as its Chief Information Officer.
(4)

Mr. Melville has been with the Bank since its inception in February 2006, previously serving as its Chief Administrative Officer. He was promoted to the position of Chief Executive Officer in March 2011.

(5)	Ms. Robertson has been with the Bank since September 2011, previously serving as its Chief Retail Officer.
(6)	Mr. Robertson has been with the Bank since August 2011, previously serving as its Chief Banking Officer.
(7)	Ms. Singer Lee joined the Bank in July 2019.

A brief description of the background of each of our non-director executive officers is set forth below:

Donald A. Hingle, II. Don Hingle has been with b1BANK since July 2009 and currently serves as the Executive Vice President, Chief Credit Executive. Prior to January 2017, Mr. Hingle served as the Executive Vice President of the Southeastern Region, which includes the Houma, Covington and New Orleans markets. Prior to his promotion to Executive Vice President in February of 2014, Mr. Hingle served as the Regional President of b1BANK’s Bayou Region (Houma Market). Mr. Hingle manages all aspects of the credit function of the Bank including retail lending, mortgage banking, credit analysis, credit reporting, asset-based lending services, and appraisal/environmental review. He has 38 years of banking experience. Mr. Hingle has a Bachelor’s Degree in Finance and a Master’s of Business Administration from the University of New Orleans.

Philip Jordan. Philip Jordan has been with b1BANK since August 2008 and currently serves as the Chief Banking Officer, leading the unified commercial and retail banking teams in each of the Bank’s markets as well as the correspondent banking division. Prior to January 2017, Mr. Jordan was the Western Region Chief Executive Officer which included the southwest, northwest and Lafayette areas of Louisiana. Prior to his promotion to Executive Vice President in July 2015, Mr. Jordan served as Regional President of b1BANK’s Northwest Louisiana division. Mr. Jordan holds a Finance degree from Louisiana Tech University.

Keith Mansfield. Keith Mansfield serves as Executive Vice President and Chief Operations Officer for b1BANK and has 22 years of banking experience. In his role as Chief Operations Officer, Mr. Mansfield is responsible for all aspects of the Bank's operations, which include information technology, electronic banking, loan operations, deposit operations, transaction services, branch and treasury operations, business intelligence, marketing, facilities, information security operations, vendor management and project management. Mr. Mansfield served most recently as the Bank's Chief Information Officer. Before joining b1BANK, Mr. Mansfield served as the Chief Technology Officer for a regional financial institution in the Southeast. Mr. Mansfield received a Bachelor of Business Administration in Accounting from the University of Tennessee at Martin.

Alicia Robertson. Alicia Robertson serves as Executive Vice President and Chief Treasury Management, Private Banking and Wealth Solutions Officer for b1BANK. Ms. Robertson has more than 30 years of banking experience. In her role, Ms. Robertson is responsible for our wealth solutions, private banking and treasury management lines of business with a focus on our deposit-related product suite, growing core deposits and increasing non-interest income. During her tenure with b1BANK, Ms. Robertson has also managed retail banking, electronic banking, deposit and branch operations. Prior to b1BANK, Ms. Robertson served as a private banker and treasury management sales officer with a focus on commercial banking.

Gregory Robertson. Greg Robertson has served as the Executive Vice President and Chief Financial Officer of b1BANK since January 2017 and has been with Business First since 2011. He previously served as our Chief Banking Officer. He has been in the banking business since 1996. Mr. Robertson worked at City Savings Bank and Trust Co. from 1996 to 2011, where he served in many capacities, including branch manager, commercial lender, program manager for City Savings Financial Services, and Senior Vice President. As Chief Financial Officer for b1BANK, he leads the finance and risk areas of the Bank including accounting, treasury and investments, special assets, Bank Secrecy Act, compliance, internal audit, enterprise risk management, risk analytics, and project management. Mr. Robertson graduated from Northwestern State University in 1993 with a Bachelor of Science degree.

Margaret “Mimi” Singer Lee. Mimi Singer Lee has been with b1BANK since July 2019 and serves as the Executive Vice President, Chief Human Resources Officer.  She has over 20 years of comprehensive HR experience including recruitment, talent acquisition, retention, employee relations, policy administration, and training and development.  Prior to joining b1BANK, Dr. Singer Lee served in progressively responsible positions in Human Resource Management at Louisiana State University, the state’s flagship university, including her most recent role as Interim Chief Human Resources Officer.  She earned her PhD in Human Resource Education from Louisiana State University and holds the Professional in Human Resources certification from HRCI, along with the SHRM Certified Professional designation.

Corporate Governance Principles and Related Matters

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. Our board of directors has adopted Corporate Governance Guidelines, which set forth the framework within which our board, assisted by our board committees, directs the affairs of our organization. The Corporate Governance Guidelines address, among other things, the composition and functions of the board, director independence, compensation of directors, management succession and review, board committees and selection of new directors. In addition, our board of directors adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Our Corporate Governance Guidelines, as well the Code of Business Conduct and Ethics, are available on our website at www.b1bank.com under “Shareholder Information.” Any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements with respect to a senior executive officer, will be disclosed on our website, as well as any other means required by the rules of the Nasdaq Global Select Market.

Board Independence

Under the rules of the Nasdaq Global Select Market, independent directors must comprise a majority of our board of directors. The rules of the Nasdaq Global Select Market, as well as those of the Securities and Exchange Commission (the “SEC”), also impose several other requirements with respect to the independence of our directors.

Our board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Global Select Market and the SEC. Applying these standards, our board of directors has affirmatively determined that all of our directors, except for Messrs. Byrd, Melville and Vascosu, are “independent directors” under the applicable rules. We have determined that Messrs. Byrd, Melville and Vascosu are not “independent directors” under the applicable rules since each is an employee of the Bank and Mr. Melville is also an employee of the Company.

Board Leadership Structure

Our board of directors does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. It is our board of directors’ view that rather than having a rigid policy, the board of directors, with the advice and assistance of the Nominating/Corporate Governance Committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be separate. Currently, our leadership structure separates the offices of Chief Executive Officer and Chairman of the Board, with Mr. Melville serving as our Chief Executive Officer and Mr. Greer as Chairman of the Board, reinforcing the leadership role of our board of directors in its oversight of our business and affairs.

Board Meetings

Our board of directors held 10 scheduled meetings in 2019. Information regarding meetings of the various committees is described below. All directors attended at least 75% of the board and committee meetings on which they served during 2019. Directors are encouraged to attend annual meetings of our shareholders, although we have no formal policy on director attendance at annual meetings. Ten of our directors attended our 2019 annual shareholder meeting.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee, and the Nominating/Corporate Governance Committee. Our board of directors also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents.

Audit Committee

Our board of directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the independent auditors and our internal audit function, and risk assessment and risk management. Our Audit Committee held seventeen scheduled meetings in 2019. Members of our Audit Committee include:

•     Patrick E. Mockler

•     David A. Montgomery, Jr., Chairman

•     Thomas Everett Stewart, Jr.

•     Steve White

•     Robert Yarborough

Our board of directors has evaluated the independence of each of the members of our Audit Committee and has affirmatively determined that (1) each of the members of our Audit Committee is an “independent director” under Nasdaq Global Select Market rules, (2) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service, and (3) each of the members has the ability to read and understand fundamental financial statements. Our board of directors has also determined that David A. Montgomery, Jr. qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act, and has the requisite accounting or related financial expertise required by applicable SEC rules.

Our Audit Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Audit Committee is available on our website at www.b1bank.com under “Shareholder Information.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of our outstanding common stock to file reports of ownership and changes in ownership of our equity securities, including our common stock with the SEC. Such persons are required by the SEC’s regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Based solely on a review of the reports furnished to us, or written representations from persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2019, our directors, executive officers and shareholders with greater than ten percent of our common stock timely filed all reports they were required to file under Section 16(a) except for the following: Messrs. Alford, Graves, Greer, Jordan, Laxton, Mockler, Montgomery, Price, Shamieh, Slack. Smith, White and Yarborough each filed one late Form 4 reporting a single transaction; Messrs: Jordan, Mansfield, Melville, McCollister, Robertson and Stewart and Ms. Robertson each filed one late Form 4 reporting two transactions; Mr. Hingle filed two late Form 4s reporting sixteen transactions; Mr. McLindon filed two late Form 4s reporting 25 transactions; Mr. Vascuco filed one late Form 4 reporting 14 late transactions; and Ms. Singer Lee unintentionally neglected to file a Form 3 upon becoming an executive officer.

ITEM 11. Executive Compensation.

Executive Compensation

Business First’s named executive officers for 2019, which consist of its principal executive officer and the two other most highly compensated executive officers, are:

•	David R. (“Jude”) Melville, III, Business First’s and b1BANK’s President and Chief Executive Officer;

•	Gregory Robertson, Business First’s Chief Financial Officer and Treasurer and b1BANK’s Executive Vice President and Chief Financial Officer; and

•	Philip Jordan, b1BANK’s Executive Vice President and Chief Banking Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position with b1BANK	Year ($)	Salary ($)		Stock Awards (1) ($)		Non- Equity Incentive Plan Compensation ($)	All Other Comp. (6) ($)	Total ($)
David R. (“Jude”) Melville, III	2019	$490,000		$339,511	(2)	$325,000	$140,243	$1,294,754
President and Chief Executive Officer	2018(4)	$460,000		$240,004	(3)	$300,000	$141,899	$1,141,903

Gregory Robertson	2019	$269,204		$136,364	(2)	$122,932	$35,530	$564,030
Executive Vice President and Chief Financial Officer	2018(4)	$261,363		$99,471	(3)	$119,351	$35,073	$515,258

Philip Jordan	2019	$282,999	(5)	$136,364	(2)	$122,932	$54,536	$596,831
Executive Vice President and Chief Banking Officer	2018(4)	$261,363		$99,471	(3)	$119,351	$56,048	$536,233

(1)

The dollar amount of our time-based stock awards reflects the aggregate fair value determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. The market value at the grant date were based on the closing price of our common stock on the latest business day prior to the grant date.

(2)	Restricted stock awards were granted for 2019 performance and vest in three equal installments over a period of two years, beginning on March 31, 2020.
(3)	Restricted stock awards were granted for 2018 performance and vest in three equal installments over a period of two years, beginning on March 31, 2019.
(4)	2018 information has been updated to conform to 2019 presentation.
(5)	Includes $13,795 of supplemental pay relating to Mr. Jordan’s relocation.
(6)	All Other Compensation earned in 2019 for the named executive officers includes the total of the benefits and perquisites in the table below:

All Other Compensation:
Named Executive Officer	SERP(a)	Car Allowance	Health & Welfare Plan Premiums	Executive Allowance	Items below $10,000	Total
David R. (“Jude”) Melville, III	$95,859	$10,728	$19,086	$12,000	$2,570	$140,243

Gregory Robertson	$–	$10,728	$19,086	$–	$5,716	$35,530

Philip Jordan	$24,949	$10,728	$18,531	$–	$328	$54,536

(a) Represents the increase in the named executive officer’s vested benefits under the SERP.

Narrative Discussion of Summary Compensation Table

General. We compensate our named executive officers through a mix of base salary, cash incentive bonuses, equity incentive compensation and other benefits, which include, to a certain extent, perquisites. We originally established our executive compensation philosophy and practices to fit our status as a privately held corporation and have adapted our philosophy since becoming a public company. We believe the current mix and value of these compensation elements provide our named executive officers with total annual compensation that is both reasonable and competitive within our markets, appropriately reflects our performance and the executive’s particular contributions to that performance, and takes into account applicable regulatory guidelines and requirements.

The Compensation Committee, either as a committee or together with the other independent directors of the Company, makes all decisions with respect to the compensation of the Company’s named executive officers. Our President and Chief Executive Officer annually reviews the performance of each of the Company’s and its subsidiaries’ executive officers (other than himself). The conclusions reached and the compensation recommendations based on these reviews, including with respect to salary adjustments and bonuses, were presented to the Compensation Committee. The Compensation Committee evaluates the President and Chief Executive Officer’s performance in light of the Company's goals and objectives relevant to his compensation and, either as a committee or together with the other independent directors of the Company, determines and approves the President and Chief Executive Officer’s compensation level. The President and Chief Executive Officer is not involved with any aspect of determining his own pay.

Base Salary. The base salaries of our named executive officers have been historically reviewed and set annually by the board of directors or the Compensation Committee as part of the Company’s performance review process as well as upon the promotion of an executive officer to a new position or other change in job responsibility. In establishing base salaries for our named executive officers, the Compensation Committee has relied on external market data obtained from outside sources, including a peer bank salary study prepared by our independent compensation consultant, Pearl Meyer. In addition to considering the information obtained from such sources, the Compensation Committee has considered:

●	each named executive officer’s scope of responsibility;

●	each named executive officer’s years of experience;

●	the types and amount of the elements of compensation to be paid to each named executive officer;

●

our overall financial performance and performance with respect to other aspects of our operations, such as our growth, asset quality, profitability and other matters, including the status of our relationship with the banking regulatory agencies; and

●	each named executive officer’s individual performance and contributions to our company-wide performance, including leadership, teamwork and community service.

Cash Bonuses. We typically pay an annual cash incentive award to our named executive officers, as well as to certain other officers and employees. Annual incentive awards are intended to recognize and reward those named executive officers who contribute meaningfully to our performance for the year. In determining whether to pay cash bonuses to a named executive officer for a given year and the amount of any cash bonus to be paid, the Compensation Committee considers the personal performance of the executive officer and contributions to the Company’s performance for the year, including leadership, teamwork and community service.

Equity Incentive Awards. In order to motivate retain and align executive compensation with the long-term objectives of the organization, the Compensation Committee considers market practices, external competitiveness, shareholder interests and advice from independent compensation consultants in establishing the type and amount of equity awards granted to our named executive officers. See “—Equity Incentive Plans” below for information regarding our equity incentive compensation practices.

Benefits and Perquisites. Generally, our named executive officers participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, disability and basic group life insurance coverage. The purpose of our employee benefit plans is to help attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

We provide our named executive officers with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain qualified executives. Our Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. In 2019, we provided each of our named executives officers with an allowance for automobile-related expenses and paid for certain club memberships. We also provided certain of our named executive officers with certain medical allowances for health examination expenses.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers on December 31, 2019.

	Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David R. (“Jude”) Melville, III	05/17/2011	100,000		—	—	$15.00	05/17/2021
	12/22/2006	92,400	(1)	—	—	$10.00	01/15/2020

Gregory Robertson	07/31/2014	15,000		—	—	$17.11	07/31/2024
	09/26/2011	10,000		—	—	$15.00	09/26/2021

Philip Jordan	07/31/2014	7,500		—	—	$17.11	07/31/2024
	11/29/2012	10,000		—	—	$15.00	11/29/2022
	10/20/2008	15,000	(2)	—	—	$12.00	10/20/2021

(1)

Options vested over a period of ten years following the date of grant. Options were extended December 20, 2016 to expire on January 15, 2020. Amendment retains $10 exercise price but restricts the situations in which the options may be exercised to occur upon the earlier of (i) immediately prior to the January 15, 2020 expiration date, (ii) a change in control of Business First or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from Business First and the Bank. All options were exercised on January 15, 2020.

(2)

Options vested over a period of ten years following the date of grant. Options were extended October 18, 2018 to expire on October 20, 2021. Amendment retains $12 exercise price but restricts the situations in which the options may be exercised to occur upon the earlier of (i) immediately prior to the October 20, 2021 expiration date, (ii) a change in control of Business First or the Bank, (iii) the option holder’s death, (iv) the option holder becoming disabled, and (v) the option holder incurring a separation from Business First and the Bank.

	Outstanding Stock Awards
Name	Number of Shares or Units of Stock That have Not Vested (#)	Market Value(3) of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. (“Jude”) Melville, III	10,672(1)	$266,053	—	—

Gregory Robertson	4,450(2)	$110,938	—	—

Philip Jordan	4,450(2)	$110,938	—	—

(1)	Consists of 7,153 shares of restricted stock that will vest on March 31, 2020 and 3,519 shares of restricted stock will vest on March 31, 2021.
(2)	Consists of 3,024 shares of restricted stock will vest on March 31, 2020 and 1,426 shares of restricted stock will vest on March 31, 2021.
(3)	Based on the $24.93 closing price on the last trading day of 2019.

Employment Agreements

b1BANK is a party to an employment agreement with David (“Jude”) Melville, III. A summary description of the employment agreement is set forth below. Business First does not have employment agreements with its other named executive officers.

On November 6, 2019, the Bank entered into an Amended and Restated Executive Employment Agreement with David R. Melville, III, which amended and restated the existing Executive Employment Agreement, dated August 6, 2009, by and between the Bank and Mr. Melville. The following summary of the key provisions of the employment agreement is qualified by the full text of the employment agreement.

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

Change in Control Agreements. On November 6, 2019, the Company and the Bank entered into Change in Control Agreements with each of Messrs. Robertson and Jordan. The Change in Control Agreements replaced the existing change in control agreements to which each of Messrs. Robertson and Jordan were a party. The following summary of the key provisions of the change in control agreements are qualified by the full text of the agreements.

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

Other Employment Arrangements.  In addition to the employment agreement described above, b1BANK has entered into employment and/or compensation arrangements with certain of its officers with varying terms taking into consideration the nature of the position and the particular individual’s skills and experience. Our overall executive compensation program is designed to attract, motivate, reward and retain key members of our management. A major goal of our compensation program is to align the compensation structure for our executives with shareholders’ interests and current market practices.

All of our officers serve at the pleasure of our board of directors. If any of these individuals leaves his or her respective position, our business, financial condition, results of operations may suffer.

Equity Incentive Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2019, we had 725,300 outstanding and unexercised stock options, of which 724,300 were vested, that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited. At December 31, 2019, the weighted average exercise price of the stock options issued under our 2006 Stock Option Plan was $12.55.

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

Our Plan is administered by the Compensation Committee of our board of directors. Compensation Committee has authority with respect to the plan to:

•	modify the requirements of the plan to conform with the law or to meet special circumstances not anticipated or covered in the plan;

•	establish policies; and

•	adopt rules and regulations and prescribe forms for carrying out the purposes and provisions of the plan.

Under the plan, the aggregate fair market value (determined as of the date an option is granted) of the shares with respect to which Incentive Stock Options are exercisable for the first time by any optionee during any calendar year may not exceed $100,000. The option price to be paid upon exercise of an Incentive Stock Option or a Non-Qualified Option is determined by the Compensation Committee, but in no event may such price be less than the fair market value per share of our common stock on the date of the grant.

The Compensation Committee has the discretion to fix the period during which any option (including Incentive Stock Options and Non-Qualified Options) may be exercised, provided that no options may be exercised more than 10 years after the date of grant. However, expiring options may be amended and extended at the discretion of the Compensation Committee. Each option may be exercised upon such terms and conditions as the Compensation Committee determines. In making any determination as to whom options shall be granted, and as to the number of shares to be covered by such options, the Compensation Committee considers the duties of the respective officers, directors and employees, their present and potential contributions to our success, profitability and growth, and such other factors as the committee deems relevant in connection with accomplishing the purposes of the Plan.

Supplemental Executive Retirement Plan. b1BANK maintains a Supplemental Executive Retirement Plan (“SERP”) which provides a select group of management with salary continuation benefits upon their retirement, or death benefits to their named beneficiary in the event of their death. The SERP, which was established August 1, 2009, is an unfunded nonqualified deferred compensation plan where certain executives of b1BANK are selected to participate in the plan at the discretion of the board of directors. SERP benefits are based upon the position and salary of the executive officer at retirement, disability or death. Normal retirement benefits under the plan for Tier I executive officers are equal to 50% of the participant’s average compensation, payable over the longer of 180 months or the participant’s life. Normal retirement benefits under the plan for Tier II executives are equal to 25% of the participant’s average compensation, payable over 180 months. The SERP is administered by The Pangburn Group, who also provide guidance to b1BANK relating to the valuation method and assumptions.

Benefits are also available in the event of death, disability or early retirement. Under the early retirement provisions for certain executives, if separation from service occurs after reaching early retirement age and prior to normal retirement age, b1BANK will pay the executive a reduced benefit equal to the vested accrued benefit calculated as of the early retirement date, payable in 180 equal monthly installments beginning on the normal retirement date. For other executives, instead of an early retirement benefit, the separation from service benefit prior to normal retirement age provides the executive with a separation from service benefit equal to the participant’s vested accrued benefit payable in 180 equal monthly installments commencing within 30 days of the date of separation. The early retirement age means the date the executive attained age fifty-five and completed 10 years of service. The normal retirement age is the date the executive attained age sixty-five.

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

Upon a change of control prior to separation from service, the participant shall become 100% vested in his or her accrued benefit, calculated as of the effective date of the change of control. b1BANK will pay the executive the change of control benefit in a single lump sum amount within 30 days following that date.

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

The benefits under the SERP will be paid out of the general unrestricted assets of b1BANK. The Bank has elected to purchase life insurance contracts, more specifically Bank Owned Life Insurance (“BOLI”), each of which may be used as a source of liquidity to fund these future benefits. b1BANK is the owner and beneficiary of these life insurance policies, which are general assets of the Bank.

Split-Dollar Agreement. b1BANK owns two split-dollar endorsement policies covering the life of the Chairman Emeritus, Charles E. “Buddy” Roemer. Under the terms of the August 1, 2009 agreement, the Bank will be entitled to a share of the policy proceeds equal to the dollar amount of cumulative premiums paid for the policies. The remainder of the policy proceeds will be paid to the Chairman Emeritus’ beneficiaries.

Director Compensation

Each of our directors who is not also an employee of b1BANK receives compensation for attending various board of directors and committee meetings. Our directors who are not employees and do not serve as Chairman of b1BANK receive $500.00 for their attendance at each board meeting. Our directors who are not employees also receive a monthly retainer. Our Chairman receives a monthly retainer of $11,333.34 and a monthly auto allowance of $894.00. Each non-employee director receives a monthly retainer of $416.67, and each Committee Chairperson receives an additional monthly retainer of $333.33, except if the Chairman is a Committee Chairperson, no additional monthly retainer is paid. If any committee meets on a non-board meeting day, each member, including the Chairperson, receives $250.00 for each meeting attended on a non-board meeting day.

The following table sets forth compensation paid, earned or awarded during 2019 to each of our directors and the directors of b1BANK, other than directors who are also named executive officers, whose compensation is described in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Other Compensation ($)		Stock Awards ($)		Total ($)
Lloyd Benny Alford	$15,750	—		$7,500	(5)	$23,250
Jack E. Byrd, Jr.	—	$445,807	(1)	—		$445,807
John Graves	$16,250	—		$7,500	(5)	$23,750
Robert S. Greer, Jr.	$155,478	$10,728	(4)	$7,500	(5)	$173,706
David L. Laxton, III	$16,500	—		$7,500	(5)	$24,000
Rolfe Hood McCollister, Jr.	$14,500	—		$7,500	(5)	$22,000
Andrew D. McLindon	$15,250	—		$7,500	(5)	$22,750
Patrick E. Mockler	$18,500	—		$7,500	(5)	$26,000
David A. Montgomery, Jr.	$17,750	—		$7,500	(5)	$25,250
Arthur Price	$16,000	—		$7,500	(5)	$23,500
Fayez K. Shamieh	$11,000	—		$7,500	(5)	$18,500
C. Stewart Slack(3)	$22,750	—		$7,500	(5)	$30,250
Kenneth Smith	$17,000	—		$7,500	(5)	$24,500
Thomas Everett Stewart, Jr.	$12,750	—		$7,500	(5)	$20,250
N. Jerome Vascocu	—	$365,047	(2)	—		$365,047
Steve White	$13,000	—		$7,500	(5)	$20,500
Robert Yarborough	$19,500	—		$7,500	(5)	$27,000

(1)

In connection with our acquisition of Minden Bancorp, Inc., b1BANK entered into an Executive Employment Agreement with Mr. Byrd, who formerly served as MBL Bank’s Chairman, CEO and President, under which Mr. Byrd was employed by the Bank, beginning on January 1, 2018, as Chairman of the Northwest Louisiana Region. Mr. Byrd’s compensation includes $260,000 in salary, $156,000 in cash incentive bonus, $9,000 in auto allowance, $17,392 in health and welfare benefits, and $3,415 in club dues. The Executive Employment Agreement expired in 2019 and no further amounts will be paid under it in 2020 or thereafter.

(2)

In connection with our acquisition of Richland State Bancorp, Inc., b1BANK entered into an Executive Employment Agreement with Mr. Vascocu, who formerly served as Richland State Bank’s President and CEO, under which Mr. Vascocu was employed by the Bank, beginning on December 1, 2018, as Chairman of the Northeast Louisiana Region. Mr. Vascocu’s compensation includes $255,000 in salary, $76,500 in cash incentive bonus, $9,000 in auto allowance and $17,392 in health and welfare premiums, and $7,155 in club dues.

(3)	Mr. Slack resigned from the board of directors effective January 8, 2020 to accept a full-time position as an employee of the Bank.
(4)	Consists of auto allowance of $10,728.
(5)

Represents the aggregate fair market value of shares of our common stock that were granted on March 31, 2019. The value of shares issued was based upon a per share value of $25.33, which was the closing price for shares of the Company’s common stock on the date of grant.

Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by the indemnification provisions in our current articles of incorporation and bylaws.

Compensation Committee Interlocks and Insider Participation

During 2019, none of the members of our Compensation Committee were an officer or employee of Business First Bancshares, Inc. or b1BANK. In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 26, 2020 (except where otherwise noted), by (1) our directors and executive officers, (2) each person who is known by us to own beneficially 5% or more of our common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise indicated below, the address for each of the listed beneficial owners is 500 Laurel Street, Suite 101, Baton Rouge, Louisiana 70801.

	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
Directors and Executive Officers
Lloyd Benny Alford	34,493	(2)	*
Jack E. Byrd, Jr.	20,000		*
John Graves	39,515		*
Robert S. Greer, Jr.	17,140		*
David L. Laxton, III	31,468		*
Rolfe Hood McCollister, Jr.	84,140	(3)	*
Andrew D. McLindon	31,040		*
David R. Melville, III	211,505	(4)	1.6%
Patrick E. Mockler	12,773		*
David A. Montgomery, Jr.	7,978		*
Arthur Price	12,140	(5)	*
Fayez K. Shamieh	50,596		*
Kenneth Smith	43,140		*
Thomas Everett Stewart, Jr.	129,890	(6)	*
N. Jerome Vascocu	38,781		*
Steve White	3,640		*
Robert Yarborough	33,640	(7)	*
Donald A. Hingle, II	16,174	(8)	*
Philip Jordan	61,876	(9)	*
Keith Mansfield	65,636	(10)	*
Alicia Robertson	16,551	(11)	*
Gregory Robertson	46,501	(12)	*
Margaret Singer Lee	2,370	(13)	*
Directors and Executive Officers as a group (23 persons).....	1,010,987		7.7%

Greater than 5% Shareholders
Entities affiliated with RMB Capital Management, LLC (14)	1,003,736		7.7%
Entities affiliated with Blackrock Inc. (15)	688,645		5.3%

*Indicates ownership which does not exceed 1.0%.
(1)

The percentage beneficially owned was calculated based on 13,052,859 shares of our common stock issued and outstanding as of April 26, 2020 (rounded to the nearest tenth of a percent). Percentages assume exercise of all options that are vested or will vest within 60 days with respect to each reporting person only.

(2)	Includes 853 shares held by Mr. Alford’s spouse.
(3)	Includes 5,000 shares held by Mr. McCollister’s spouse.
(4)

Includes (i) vested options to purchase 100,000 shares of common stock, (ii) units of employer stock fund through Business First’s 401(k) plan equivalent to approximately 3,119 shares and (iii) 12,698 shares of unvested restricted stock.

(5)	Includes 11,000 shares held by PEMP Investments, LLC, a company controlled by Mr. Price.
(6)	Shares held jointly by Mr. Stewart and his spouse.
(7)	Includes 10,000 shares held jointly by Mr. Yarborough and his spouse.
(8)

Includes (i) 2,807 shares of unvested restricted stock, (ii) units of employer stock fund through Business First’s 401(k) plan equivalent to approximately 4,143 shares, and (iii) vested options to purchase 7,500 shares of common stock.

(9)

Includes (i) 5,112 shares of unvested restricted stock, (ii) units of employer stock fund through Business First’s 401(k) plan equivalent to approximately 6,391 shares, (iii) 6,300 shares held by Jordan Family Holdings, LLC, an entity of which Mr. Jordan is a member but disclaims any beneficial ownership except to the extent of his pecuniary interest, and (iv) vested options to purchase 32,500 shares of common stock.

(10)	Includes (i) 4,343 shares of unvested restricted stock, and (ii) vested options to purchase 40,000 shares of common stock.
(11)	Includes (i) 2,361 shares of unvested restricted stock, and (ii) vested options to purchase 12,000 shares of common stock.
(12)	Includes (i) 5,112 shares of unvested restricted stock, and (ii) vested options to purchase 25,000 shares of common stock.
(13)	Includes 1,800 shares of unvested restricted stock.
(14)

Based solely on information provided in a Schedule 13G/A jointly filed with the SEC on February 14, 2020, RMB Capital Holdings, LLC and RMB Capital Management, LLC each report shared voting and dispositive power with respect to 1,003,736 shares; RMB Mendon Managers, LLC reports shared voting and dispositive power with respect to 920,228 shares; Iron Road Capital Partners LLC reports shared voting and dispositive power with respect to 62,107 shares; and Mendon Capital Advisors Corp. reports shared voting and dispositive power with respect to 21,401 shares. The address of each of the reporting persons is 115 S. LaSalle Street, 34th Floor, Chicago, Illinois 60603.

(15)

Based solely on information provided in a Schedule 13G/A jointly filed with the SEC on February 7, 2020, BlackRock, Inc. reports sole voting power with respect to 667,605 shares and sole dispositive power with respect to 688,645. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Policies and Procedures Regarding Related Person Transactions

Transactions by b1BANK or us with related persons are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W (which govern certain transactions by b1BANK with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by b1BANK to its executive officers, directors, and principal shareholders). We have adopted policies to comply with these regulatory requirements and restrictions.

In addition, our board of directors has adopted a written policy governing the approval of related person transactions that complies with all applicable requirements of the SEC and the Nasdaq Global Select Market concerning related person transactions. Related person transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related person has or will have a direct or indirect material interest. Related persons of Business First Bancshares, Inc. include directors (including nominees for election as directors), executive officers, beneficial holders of more than five percent of our capital stock and the immediate family members of these persons. Our executive management team, in consultation with outside counsel, as appropriate, will review potential related person transactions to determine if they are subject to the policy. If so, the transaction will be referred to the Nominating/Corporate Governance Committee for approval. In determining whether to approve a related person transaction, the Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related person’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related person, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies. Our Related Person Transactions Policy is available on our website at www.b1bank.com under “Shareholder Information.”

Related Person Transactions

Since January 1, 2019, other than the compensation arrangements with directors and executive officers described in the “Executive Compensation” section above, there have been no transactions, and no such transactions are proposed, in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•

any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have participated in transactions with, b1BANK or us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Such related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this Report, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

ITEM 14. Principal Accounting Fees and Services.

As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on August 16, 2019 (the “Auditor Change 8-K”), following a competitive review process of independent registered public accounting firms, on August 15, 2019, the Audit Committee dismissed Hannis T. Bourgeois, LLP (“HTB”) as the Company’s independent auditor, effective after the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2019. HTB audited the Company’s financial statements as of December 31, 2019 and 2018 and for the three years ended December 31, 2019. The audit reports of HTB on the Company’s consolidated financial statements for each of the two most recent fiscal years ended December 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2019 and 2018, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and HTB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to HTB’s satisfaction, would have caused HTB to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company provided HTB with a copy of the disclosures in the Auditor Change 8-K prior to its filing with the SEC. The Company requested that HTB furnish it with a letter addressed to the SEC stating whether HTB agrees with the statements made by the Company regarding HTB in this Report and, if not, stating the respects in which it does not agree. A copy of HTB’s letter dated August 16, 2019 to the SEC was filed as Exhibit 16.1 to the Auditor Change 8-K.

In addition, as disclosed in the Auditor Change 8-K, on August 15, 2019, the Audit Committee engaged Dixon Hughes Goodman, LLP (“DHG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. During the years ended December 31, 2019 and 2018, neither Business First nor anyone on its behalf consulted with DHG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that DHG concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” (within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively). Our shareholders are being asked to ratify and approve the appointment of DHG at the 2020 annual meeting.

Fees to Independent Auditors

The following table presents fees for professional services rendered by Hannis T. Bourgeois, LLP for 2019 and 2018:

	2019	2018
Audit fees	$219,575	$190,857
Audit-related fees	19,500	1,710
Tax fees	14,825	11,805
All other fees	2,978	41,040
Total	$256,878	$245,412

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

The Audit Committee has reviewed the audit and non-audit fees billed to the Company by Hannis T. Bourgeois, LLP for 2019 and 2018 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence and concluded that such fees did not impair Hannis T. Bourgeois, LLP’s independence. The Audit Committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair their independence. Federal securities regulations specify the types of non-audit services that an independent auditor may not provide to us and establish the Audit Committee’s responsibility for administration of the engagement of our independent auditors. During 2019, the Audit Committee pre-approved all services provided to us by our independent auditor.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Part IV of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.

(a)(3) The following exhibits are filed with this Form 10‑K/A:

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

BUSINESS FIRST BANCSHARES, INC.

April 29, 2020	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer