Form 10-Q
period 2020-03-31
Business First Bancshares, Inc.
filed 2020-05-08
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 4, 2020, the issuer has outstanding 20,667,365 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and Due from Banks	$80,109	$89,371
Federal Funds Sold	29,135	61,372
Securities Available for Sale, at Fair Values	275,115	278,193
Mortgage Loans Held for Sale	868	251
Loans and Lease Receivable, Net of Allowance for Loan Losses of $13,319 at March 31, 2020 and $12,124 at December 31, 2019	1,758,061	1,698,141
Premises and Equipment, Net	29,656	29,280
Accrued Interest Receivable	7,724	8,025
Other Equity Securities	11,721	12,565
Other Real Estate Owned	3,281	4,036
Cash Value of Life Insurance	32,765	32,568
Deferred Taxes	1,800	2,145
Goodwill	48,495	48,495
Core Deposit Intangible	6,471	6,694
Other Assets	2,461	2,699
Total Assets	$2,287,662	$2,273,835

LIABILITIES
Deposits:
Noninterest Bearing	$417,534	$398,847
Interest Bearing	1,385,274	1,383,163
Total Deposits	1,802,808	1,782,010
Securities Sold Under Agreements to Repurchase	14,728	67,989
Short Term Borrowings	5,000	-
Subordinated Debt	25,000	25,000
Federal Home Loan Bank Borrowings	138,000	93,000
Accrued Interest Payable	1,573	1,533
Other Liabilities	18,523	19,206
Total Liabilities	2,005,632	1,988,738

Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 13,067,987 and 13,279,363 Shares Issued and Outstanding at March 31, 2020 and December 31, 2019, respectively	13,068	13,279
Additional Paid-in Capital	206,966	212,505
Retained Earnings	59,859	56,700
Accumulated Other Comprehensive Income	2,137	2,613
Total Shareholders' Equity	282,030	285,097
Total Liabilities and Shareholders' Equity	$2,287,662	$2,273,835

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2020	2019
Interest Income:
Interest and Fees on Loans	$24,143	$22,423
Interest and Dividends on Securities	1,731	1,874
Interest on Federal Funds Sold and Due From Banks	142	290
Total Interest Income	26,016	24,587
Interest Expense:
Interest on Deposits	4,686	4,757
Interest on Borrowings	1,119	710
Total Interest Expense	5,805	5,467
Net Interest Income	20,211	19,120
Provision for Loan Losses	1,367	633
Net Interest Income after Provision for Loan Losses	18,844	18,487
Other Income:
Service Charges on Deposit Accounts	931	938
Gain on Sales of Securities	25	-
Other Income	1,848	1,373
Total Other Income	2,804	2,311
Other Expenses:
Salaries and Employee Benefits	9,435	8,552
Occupancy and Equipment Expense	1,891	1,894
Other Expenses	5,317	3,344
Total Other Expenses	16,643	13,790
Income Before Income Taxes	5,005	7,008
Provision for Income Taxes	506	1,349
Net Income	$4,499	$5,659
Earnings Per Share:
Basic	$0.34	$0.43
Diluted	$0.34	$0.41

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2020	2019
Consolidated Net Income	$4,499	$5,659

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(627)	3,973
Reclassification Adjustment for Gains included in Net Income	25	-
Income Tax Effect	126	(834)
Other Comprehensive Income (Loss)	(476)	3,139
Consolidated Comprehensive Income	$4,023	$8,798

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	5,659	-	5,659
Other Comprehensive Income	-	-	-	3,139	3,139
Cash Dividends Declared, $0.08 Per Share	-	-	(1,065)	-	(1,065)
Stock Issuance	114	1,154	-	-	1,268
Stock Based Compensation Cost	44	249	-	-	293
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Balances at March 31, 2019	$13,361	$213,537	$42,576	$(330)	$269,144

Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	4,499	-	4,499
Other Comprehensive Loss	-	-	-	(476)	(476)
Cash Dividends Declared, $0.10 Per Share	-	-	(1,340)	-	(1,340)
Stock Issuance	332	3,029	-	-	3,361
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	65	145	-	-	210
Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Balances at March 31, 2020	$13,068	$206,966	$59,859	$2,137	$282,030

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Consolidated Net Income	$4,499	$5,659
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	1,367	633
Depreciation and Amortization	378	398
Net Accretion of Purchase Accounting Valuations	(67)	(282)
Noncash Compensation Expense	210	85
Net Amortization of Securities	379	439
Gain on Sales of Securities	(25)	-
Loss on Sale of Other Real Estate Owned, Net of Writedowns	46	56
Increase in Cash Value of Life Insurance	(197)	(168)
Provision (Credit) for Deferred Income Taxes	471	(63)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	301	1,169
(Increase) Decrease in Other Assets	238	(353)
Increase in Accrued Interest Payable	40	665
Increase (Decrease) in Other Liabilities	(683)	597
Net Cash Provided by Operating Activities	6,957	8,835

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(21,398)	(9,594)
Proceeds from Maturities / Sales of Securities Available for Sale	13,537	9,828
Proceeds from Paydowns of Securities Available for Sale	9,983	8,694
Purchases of Other Equity Securities	(749)	(46)
Redemption of Other Equity Securities	1,593	820
Net Increase in Loans	(61,656)	(58,057)
Purchases of Premises and Equipment	(754)	(432)
Proceeds from Sales of Other Real Estate	751	170
Net Decrease in Federal Funds Sold	32,237	11,743
Net Cash Used in Investing Activities	(26,456)	(36,874)

(CONTINUED)

	For The Three Months Ended March 31,
	2020	2019
Cash Flows From Financing Activities:
Net Increase in Deposits	20,798	10,529
Net Decrease in Securities Sold Under Agreements to Repurchase	(53,261)	(1,159)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	45,000	(25,000)
Net Proceeds from in Short Term Borrowings	5,000	-
Proceeds from Issuance of Common Stock	3,361	392
Surrendered Shares of Options Exercised	(4,321)	-
Repurchase of Common Stock	(5,000)	-
Proceeds from Exercise of Stock Warrants	-	876
Payment of Dividends on Common Stock	(1,340)	(1,065)
Net Cash Provided by (Used in) Financing Activities	10,237	(15,427)
Net Decrease in Cash and Cash Equivalents	(9,262)	(43,466)
Cash and Cash Equivalents at Beginning of Period	89,371	96,072
Cash and Cash Equivalents at End of Period	$80,109	$52,606

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$4,654	$4,498
Interest on Borrowings	$1,111	$304
Income Tax Payments	$-	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(602)	$3,973
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$126	$(834)
Transfer of Loans to Other Real Estate	$42	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC. The Bank operates out of branch locations in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2019.

COVID-19, a global pandemic, has adversely impacted the broad economy, including most industries and sectors.  The length and depth of the pandemic will ultimately determine the overall financial impact to the Company, but it could impair our customer’s ability to meet their financial obligations to us.  Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company.

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

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2020. These reclassifications have no effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings per Common Share –

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options, excluding stock options that were antidilutive. Diluted EPS also includes unvested restricted stock awards (“RSAs”).

	For The Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$4,499	$5,659
Denominator:
Weighted Average Common Shares Outstanding	13,313,154	13,287,560
Dilutive Effect of Stock Options and RSAs	54,122	365,565
Weighted Average Dilutive Common Shares	13,367,276	13,653,125

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.34	$0.43

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.34	$0.41

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$16,403	$365	$66	$16,702
Corporate Securities	24,767	105	733	24,139
Mortgage-Backed Securities	144,278	4,643	288	148,633
Municipal Securities	86,962	141	1,462	85,641
Total Securities Available for Sale	$272,410	$5,254	$2,549	$275,115

	December 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$15,654	$303	$20	$15,937
Corporate Securities	23,774	98	158	23,714
Mortgage-Backed Securities	137,817	2,139	497	139,459
Municipal Securities	97,641	1,447	5	99,083
Total Securities Available for Sale	$274,886	$3,987	$680	$278,193

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$4,956	$66	$-	$-	$4,956	$66
Corporate Securities	7,557	207	1,974	526	9,531	733
Mortgage-Backed Securities	8,167	234	4,844	54	13,011	288
Municipal Securities	63,323	1,456	630	6	63,953	1,462
Total Securities Available for Sale	$84,003	$1,963	$7,448	$586	$91,451	$2,549

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,486	$20	$-	$-	$2,486	$20
Corporate Securities	-	-	6,360	158	6,360	158
Mortgage-Backed Securities	950	4	44,366	493	45,316	497
Municipal Securities	948	4	1,261	1	2,209	5
Total Securities Available for Sale	$4,384	$28	$51,987	$652	$56,371	$680

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$23,463	$23,381
One to Five Years	45,245	45,152
Over Five to Ten Years	132,248	132,951
Over Ten Years	71,454	73,631
Total Securities Available for Sale	$272,410	$275,115

Note 5 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Real estate loans:
Construction and land	$260,836	$244,181
Farmland	53,900	48,681
1-4 family residential	295,876	293,142
Multi-family residential	32,859	36,454
Nonfarm nonresidential	623,114	612,608
Commercial	431,992	390,398
Consumer	72,803	84,801
Total loans held for investment	1,771,380	1,710,265

Less:
Allowance for loan losses	(13,319)	(12,124)
Net loans	$1,758,061	$1,698,141

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2020 and December 31, 2019.

Net deferred loan origination fees were $3.2 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2020 and December 31, 2019, overdrafts of $884,000 and $276,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $139.9 million and $129.7 million at March 31, 2020 and December 31, 2019, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at March 31, 2020 includes $151.6 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2020 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $5.2 million and acquired performing loans not accounted for under ASC 310-30 totaling $148.3 million with a related purchase discount of $1.9 million.

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

The following tables set forth, as of March 31, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	-	(2)	(25)	-	-	(164)	(3)	(194)
Recoveries	-	-	2	-	1	15	4	22
Provision	240	80	225	(13)	265	518	52	1,367
Ending Balance	$2,108	$307	$2,090	$213	$4,148	$3,783	$670	$13,319
Ending Balance:
Individually evaluated for impairment	$-	$3	$49	$-	$40	$440	$61	$593
Collectively evaluated for impairment	$2,108	$304	$2,041	$213	$4,108	$3,343	$609	$12,726
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$260,836	$53,900	$295,876	$32,859	$623,114	$431,992	$72,803	$1,771,380
Ending Balance:
Individually evaluated for impairment	$395	$236	$3,047	$-	$4,013	$3,991	$423	$12,105
Collectively evaluated for impairment	$260,441	$53,529	$292,769	$32,859	$614,276	$427,833	$72,380	$1,754,087
Purchased Credit Impaired (1)	$-	$135	$60	$-	$4,825	$168	$-	$5,188

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2020 and December 31, 2019, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$258,126	$757	$1,558	$395	$260,836
Farmland	51,832	1,718	13	337	53,900
1-4 family residential	286,995	2,982	3,032	2,867	295,876
Multi-family residential	32,828	-	31	-	32,859
Nonfarm nonresidential	605,090	11,134	3,308	3,582	623,114
Commercial	413,869	11,192	5,226	1,705	431,992
Consumer	70,546	1,674	168	415	72,803
Total	$1,719,286	$29,457	$13,336	$9,301	$1,771,380

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	-	32	-	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2020 and December 31, 2019. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$458	$-	$844	$1,302	$259,534	$260,836	$465
Farmland	230	101	160	491	53,409	53,900	-
1-4 family residential	2,454	948	1,892	5,294	290,582	295,876	180
Multi-family residential	31	-	-	31	32,828	32,859	-
Nonfarm nonresidential	2,993	63	1,496	4,552	618,562	623,114	-
Commercial	1,817	122	1,333	3,272	428,720	431,992	71
Consumer	366	55	489	910	71,893	72,803	118
Total	$8,349	$1,289	$6,214	$15,852	$1,755,528	$1,771,380	$834

	December 31, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$483	$17	$379	$879	$243,302	$244,181	$-
Farmland	18	16	143	177	48,504	48,681	-
1-4 family residential	1,245	975	1,000	3,220	289,922	293,142	29
Multi-family residential	32	-	-	32	36,422	36,454	-
Nonfarm nonresidential	181	610	1,529	2,320	610,288	612,608	-
Commercial	126	142	1,311	1,579	388,819	390,398	-
Consumer	143	34	405	582	84,219	84,801	43
Total	$2,228	$1,794	$4,767	$8,789	$1,701,476	$1,710,265	$72

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2020 and December 31, 2019. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired loans (credits) are excluded from this table. The interest income recognized for impaired loans was $56,000 and $69,000 for the three months ending March 31, 2020 and 2019, respectively.

	March 31, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$-
Farmland	19	21	3	19
1-4 family residential	249	268	49	202
Multi-family residential	-	-	-	-
Nonfarm nonresidential	525	543	40	588
Other Loans:
Commercial	896	977	440	901
Consumer	146	149	61	151
Total	$1,835	$1,958	$593	$1,861

With no allowance recorded:
Real Estate Loans:
Construction and land	$395	$419	$-	$396
Farmland	217	223	-	217
1-4 family residential	2,798	3,442	-	2,750
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,488	3,828	-	3,447
Other Loans:
Commercial	3,095	3,948	-	3,128
Consumer	277	307	-	287
Total	$10,270	$12,167	$-	$10,225

Total Impaired Loans:
Real Estate Loans:
Construction and land	$395	$419	$-	$396
Farmland	236	244	3	236
1-4 family residential	3,047	3,710	49	2,952
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,013	4,371	40	4,035
Other Loans:
Commercial	3,991	4,925	440	4,029
Consumer	423	456	61	438
Total	$12,105	$14,125	$593	$12,086

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

Purchased
Impaired Credits
(Dollars in thousands)

Carrying amount - December 31, 2018	$10,704
Payments received, net of discounts realized	(5,695)
Carrying amount - December 31, 2019	5,009
Advances on purchased impaired credit	250
Payments received, net of discounts realized	(71)
Carrying amount - March 31, 2020	$5,188

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2020 and December 31, 2019, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rate.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of March 31, 2020 and December 31, 2019. The Bank had no troubled debt restructurings that had subsequently defaulted during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Modifications as of March 31, 2020:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$218
Nonfarm nonresidential	3	2,411	1,996
Other Loans:
Commercial	7	5,927	2,694
Consumer	1	11	7
Total	14	$8,584	$4,915

Modifications as of December 31, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$219
Nonfarm nonresidential	3	2,411	2,044
Other Loans:
Commercial	6	5,914	2,755
Consumer	1	11	9
Total	13	$8,571	$5,027

For the quarter ended March 31, 2020, the Company modified approximately 150 loans with outstanding balances totaling $83.0 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  Based on the interpretive guidance released by the FASB and our regulators, the Company determined these modifications were not troubled debt restructurings.

Note 6 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $693,000 and $673,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had a weighted average lease term of 8.1 years and a weighted average discount rate of 3.10%.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under these leases are as follows:
(Dollars in thousands)
April 1, 2020 through March 31, 2021	$1,650
April 1, 2021 through March 31, 2022	1,990
April 1, 2022 through March 31, 2023	1,809
April 1, 2023 through March 31, 2024	1,701
April 1, 2024 and Thereafter	7,341
Total Future Minimum Lease Payments	14,491
Less Imputed Interest	(1,700)
Present Value of Lease Liabilities	$12,791

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $400.3 million and standby and commercial letters of credit of approximately $23.2 million at March 31, 2020.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2020
Available for Sale:
U.S. Government Agency Securities	$16,702	$-	$16,702	$-
Corporate Securities	24,139	-	24,139	-
Mortgage-Backed Securities	148,633	-	148,633	-
Municipal Securities	85,641	-	79,421	6,220
Mortgage Loans Held for Sale	868	-	868	-
Total	$275,983	$-	$269,763	$6,220

December 31, 2019
Available for Sale:
U.S. Government Agency Securities	$15,937	$-	$15,937	$-
Corporate Securities	23,714	-	23,714	-
Mortgage-Backed Securities	139,459	-	139,459	-
Municipal Securities	99,083	-	92,496	6,587
Mortgage Loans Held for Sale	251	-	251	-
Total	$278,444	$-	$271,857	$6,587

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2020
Assets:
Impaired Loans	$16,288	$-	$16,288	$-
Repossessed Assets	3,292	-	3,292	-
Total	$19,580	$-	$19,580	$-

December 31, 2019
Assets:
Impaired Loans	$15,876	$-	$15,876	$-
Repossessed Assets	4,196	-	4,196	-
Total	$20,072	$-	$20,072	$-

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans – The exit price fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2020
Financial Assets:
Cash and Short-Term Investments	$109,244	$109,244	$109,244	$-	$-
Securities	275,115	275,115	-	268,895	6,220
Mortgage Loans Held for Sale	868	868	-	868	-
Loans - Net	1,758,061	1,728,314	-	-	1,728,314
Cash Value of BOLI	32,765	32,765	-	32,765	-
Other Equity Securities	11,721	11,821	-	-	11,821
Total	$2,187,774	$2,158,127	$109,244	$302,528	$1,746,355

Financial Liabilities:
Deposits	$1,802,808	$1,810,716	$-	$-	$1,810,716
Borrowings	182,728	206,977	-	206,977	-
Total	$1,985,536	$2,017,693	$-	$206,977	$1,810,716

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Financial Assets:
Cash and Short-Term Investments	$150,743	$150,743	$150,743	$-	$-
Securities	278,193	278,193	-	271,606	6,587
Mortgage Loans Held for Sale	251	251	-	251	-
Loans - Net	1,698,141	1,696,470	-	-	1,696,470
Cash Value of BOLI	32,568	32,568	-	32,568	-
Other Equity Securities	12,565	12,565	-	-	12,565
Total	$2,172,461	$2,170,790	$150,743	$304,425	$1,715,622

Financial Liabilities:
Deposits	$1,782,010	$1,782,692	$-	$-	$1,782,692
Borrowings	185,989	202,863	-	202,863	-
Total	$1,967,999	$1,985,555	$-	$202,863	$1,782,692

Note 9 – Subsequent Events –

On May 1, 2020, the Company consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into Business First, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between Business First and Pedestal (the “Merger”). Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, we issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. At March 31, 2020, Pedestal reported $1.3 billion in total assets, $848.6 million in loans and $1.0 billion in deposits.

Note 10 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies until January 2023. The Company has elected to delay implementation of the standard. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end ending in 2020 for public business entities. Early adoption is permitted for any impairment tests performed after January 1, 2017. Due to the recent COVID-19 pandemic, the future adoption of this ASU may have a material impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

When we refer in this Form 10-Q to “we,” “our,” “us,” the “Company” and “Business First,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including b1BANK, which we sometimes refer to as “the Bank,” unless the context indicates otherwise.

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

We believe these factors include, but are not limited to, the following:

●

the effects of the ongoing COVID-19 pandemic, including, among other effects: the impact of the public health crisis; the extent and duration of closures of businesses, including our branches, vendors and customers; the operation of financial markets; employment levels; market liquidity; the impact of various actions taken in response by the United States (“U.S.”) federal government, the Federal Reserve, other banking regulators, state and local governments; the adequacy of our allowance for loan losses in relation to potential losses in our loan portfolio; and the impact that all of these factors have on our borrowers, other customers, vendors and counterparties;

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

●

changes in the strength of the U.S. economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2019 to March 31, 2020, and its results of operations for the three months ended March 31, 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 26 banking centers in markets across Louisiana and in Dallas, Texas. As of March 31, 2019, we had total assets of $2.3 billion, total loans of $1.8 billion, total deposits of $1.8 billion, and total shareholders’ equity of $282.0 million.

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

Other Developments

Pedestal Merger

On May 1, 2020 we consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into Business First, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between Business First and Pedestal (the “Merger”). At March 31, 2020, Pedestal reported $1.3 billion in total assets, $848.6 million in loans and $1.0 billion in deposits. Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, we issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. Upon consummation of the Merger and as contemplated by the Reorganization Agreement, we reconstituted the boards of directors, reducing the size of each to fourteen and appointing four former directors of Pedestal and Pedestal bank to the boards of directors of Business First and b1BANK.

Recent Developments Related to COVID-19

The COVID-19 pandemic has caused extensive disruptions to the global, national and regional economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief.

We have taken a number of actions in response to the COVID-19 pandemic:

●	We instituted a COVID-19 Deferral Assistance Program, described in further detail below, under which we have agreed to allow borrowers to defer certain payments on loans;

●	We have limited access to our lobbies to appointment-only, while drive-thrus remain open;

●	Approximately 45% of our employees are working remotely, including approximately 90% of our back office employees;

●	We participated in the Paycheck Protection Program (“PPP”), as described in further detail below;

●

We amended our bylaws to allow for shareholders to participate in our annual and special meetings by means of remote communication; and, subject to compliance with Louisiana law, we plan to hold our annual meeting in the form of a virtual meeting;

●

We have analyzed our portfolio to determine which sectors we believe may be particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

●	In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded a provision for loan losses in the first quarter of 2020;

●	In sensitivity to our customers, we have waived certain service fees, such as late fees, excessive withdrawal fees, etc. and increased daily limits on ATM withdrawals; and

●	We have monitored our liquidity, including on a pro forma basis after giving effect to the Pedestal merger.

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of April 29, 2020, we had agreed to deferrals on approximately 1,350 loans with an aggregate outstanding balance of $623.3 million. Of these modifications, approximately 83.3% of loans (based on outstanding balance) received a 90-day deferral of principal and interest, with the remaining 16.7% continuing to pay interest only with all principal repayment deferred.

As of April 29, 2020, Pedestal had also agreed to deferrals on approximately 1,000 loans with an aggregate outstanding balance of $304.5 million. Of these modifications, approximately 48.8% of loans received a 90-day deferral of principal and interest, with the remaining 51.2% continuing to pay interest only with all principal repayment deferred.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance.

PPP Participation

Additionally, through April 19, 2020, Business First funded approximately 1,050 PPP loans with an aggregate balance of $250 million and an average loan balance of approximately $240,000. In addition, we had an additional 370 applications for a total of $40 million in the pipeline for phase II of PPP, which opened on April 27, 2020.

Pedestal funded approximately 486 loans in phase I of PPP, for an aggregate balance of $83 million. As of April 27, 2020, Pedestal had a pipeline for phase II of PPP consisting of approximately 318 applicants seeking approximately $11 million in funding.

Financial Highlights

The financial highlights as of and for the three months ended March 31, 2020 include:

•	Total assets of $2.3 billion, a $13.8 million, or 0.6%, increase from December 31, 2019.

•	Total loans held for investment of $1.8 billion, a $61.1 million, or 3.6%, increase from December 31, 2019.

•	Total deposits of $1.8 billion, a $20.8 million, or 1.2%, increase from December 31, 2019.

•	Net income of $4.5 million, a $1.2 million, or 20.5%, decrease from the three months ended March 31, 2019.

•	Net interest income of $20.2 million, an increase of $1.1 million, or 5.7%, from the three months ended March 31, 2019.

•

Allowance for loan and lease losses of 0.75% of total loans held for investment, compared to 0.71% as of December 31, 2019, and a ratio of nonperforming loans to total loans held for investment of 0.57%, compared to 0.53% as of December 31, 2019.

•	Earnings per share for the first three months of 2020 of $0.34 per basic and diluted share, compared to $0.43 per basic share and $0.41 per diluted share for the first three months of 2019.

•	Return on average assets of 0.80% over the first three months of 2020, compared to 1.09% for the first three months of 2019.

•	Return on average equity of 6.31% over the first three months of 2020, compared to 8.62% for the first three months of 2019.

•

Tier 1 leverage ratio for the three months ended March 31, 2020 was 10.27%, as we opted in to adopt the Community Bank Leverage Ratio (“CBLR”) framework, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital 10.56%, 11.43%, 11.43%, and 13.30%, respectively as of December 31, 2019.

•	Book value per share of $21.58, an increase of 0.5% from $21.47 at December 31, 2019.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Performance Summary

For the three months ended March 31, 2020, net income was $4.5 million, or $0.34 per basic share and $0.34 per diluted share, compared to net income of $5.7 million, or $0.43 per basic share and $0.41 per diluted share, for the three months ended March 31, 2019. Return on average assets, on an annualized basis, increased to 0.80% for the three months ended March 31, 2020, from 1.09% for the three months ended March 31, 2019. Return on average equity, on an annualized basis, increased to 6.31% for the three months ended March 31, 2020, as compared to 8.62% for the three months ended March 31, 2019.

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

For the three months ended March 31, 2020, net interest income totaled $20.2 million, and net interest margin and net interest spread were 3.93% and 3.55%, respectively, compared to $19.1 million, 4.01%, and 3.61%, respectively, for the three months ended March 31, 2019. The average yield on the loan portfolio was 5.55% for the three months ended March 31, 2020, compared to 5.79% for the three months ended March 31, 2019, and the average yield on total interest-earning assets was 5.06% for the three months ended March 31, 2020, compared to 5.16% for the three months ended March 31, 2019. For the three months ended March 31, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 1 basis point compared to the three months ended March 31, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020. While we experienced significant loan growth in average loan balances, we anticipate continued downward pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2020 and 2019, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$1,740,189	$24,143	5.55%	$1,549,887	$22,423	5.79%
Securities available for sale	286,660	1,731	2.42	309,768	1,874	2.42
Interest-bearing deposits in other banks	28,754	142	1.98	45,215	290	2.57
Total interest-earning assets	2,055,603	26,016	5.06	1,904,870	24,587	5.16
Allowance for loan losses	(12,203)			(11,390)
Noninterest-earning assets	201,184			182,203
Total assets	$2,244,584	$26,016		$2,075,683	$24,587

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,342,213	$4,686	1.40%	$1,335,413	$4,757	1.42%
Subordinated debt	25,000	422	6.75	25,000	416	6.66
Advances from Federal Home Loan Bank (“FHLB”)	98,323	497	2.02	37,527	281	3.00
Other borrowings	67,125	200	1.19	12,482	13	0.42
Total interest-bearing liabilities	1,532,661	5,805	1.52	1,410,422	5,467	1.55

Noninterest-bearing liabilities:
Noninterest-bearing deposits	406,035			393,816
Other liabilities	20,550			8,764
Total noninterest-bearing liabilities	426,585			402,580
Shareholders’ equity	285,338			262,681
Total liabilities and shareholders’ equity	$2,244,584			$2,075,683
Net interest rate spread(1)			3.55%			3.61%
Net interest income		$20,211			$19,120
Net interest margin(2)			3.93%			4.01%
Overall cost of funds			1.20%			1.21%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$2,640	$(920)	$1,720
Securities available for sale	(140)	(3)	(143)
Interest-earning deposits in other banks	(81)	(67)	(148)
Total increase (decrease) in interest income	$2,419	$(990)	$1,429

Interest-bearing liabilities:
Interest-bearing deposits	$24	$(95)	$(71)
Subordinated debt	—	6	6
Advances from FHLB	307	(91)	216
Other borrowings	163	24	187
Total increase (decrease) in interest expense	494	(156)	338
Increase (decrease) in net interest income	$1,925	$(834)	$1,091

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.4 million for the three months ended March 31, 2020 and $633,000 for the same period in 2019. The higher provision for the three months ended March 31, 2020 compared to the same period in 2019 relates primarily to the expected impact of the COVID-19 pandemic and recorded through a qualitative adjustment.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and pass-through income from small business investment company (“SBIC”) partnerships. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$931	$938	$(7)
Debit card and ATM fee income	407	445	(38)
Bank-owned life insurance income	197	168	29
Gain on sales of loans	177	—	177
Gain on sales of investment securities	25	—	25
Mortgage origination income	115	90	25
Correspondent bank income	109	208	(99)
Rental income	31	164	(133)
Gain (loss) on sales of other real estate owned	151	(56)	207
Pass-through income from SBIC partnerships	380	—	380
Other	281	354	(73)
Total noninterest income	$2,804	$2,311	$493

Noninterest income for the three months ended March 31, 2020 increased $493,000, or 21.3%, to $2.8 million compared to noninterest income of $2.3 million for the same period in 2019. The primary components of noninterest income were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts $931,000 for the three months ended March 31, 2020, as compared to $938,000 for the same time period in 2019.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $407,000 and $445,000 for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $38,000, or 8.5%.

Gain on sales of loans. The $177,000 gain for the three months ended March 31, 2020 was attributable to the sale of three SBA loans.

Correspondent bank income. We receive earnings credit income on certain of our correspondent banking relationships. Correspondent bank income was $109,000 and $208,000 during the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $99,000 or 47.6%. The decrease was attributed to a lower average balance and a decrease in rates.

Rental income. We received rental income from the sublease of our former corporate offices. The lease ended in September 2019. Rental income totaled $31,000 and $164,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $133,000, or 81.1%, was primarily from the result of the subleases of our former corporate offices expiring in September 2019.

Gain (loss) on sales of other real estate owned. The $151,000 gain for the three months ended March 31, 2020 was largely attributable to the sale of the Erwinville, Louisiana banking center building.

Pass-through income from SBIC partnerships. We recognized $380,000 of investment income from our equity investments for the three months ended March 31, 2020. No amount was recorded for the three months ended March 31, 2019.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, brokerage commissions, credit card income and participation fee income. Other income decreased $73,000, or 20.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended March 31, 2020, compared to the same periods in 2019, was primarily due to receiving a grant in the three months ended March 31, 2019 in the amount of $113,000 that we did not receive in 2020.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$9,435	$8,552	$883
Non-staff expenses:
Occupancy of bank premises	1,060	1,103	(43)
Depreciation and amortization	601	628	(27)
Data processing	652	616	36
FDIC assessment fees	147	150	(3)
Legal and other professional fees	394	318	76
Advertising and promotions	306	327	(21)
Utilities and communications	317	298	19
Ad valorem shares tax	375	345	30
Directors’ fees	74	205	(131)
Other real estate owned expenses and write-downs	253	27	226
Merger and conversion related expenses	1,148	(254)	1,402
Other	1,881	1,475	406
Total noninterest expense	$16,643	$13,790	$2,853

Noninterest expense for the three months ended March 31, 2020 increased $2.9 million, or 20.7%, to $16.6 million, compared to noninterest expense of $13.8 million for the same period in 2019. The most significant components of the increases were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, stock-based compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $9.4 million for the three months ended March 31, 2020, an increase of $883,000, or 10.3%, compared to the same period in 2019. The increase was primarily due to additional hires for new positions, our merit increase cycle, and payroll taxes on stock option exercises. As of March 31, 2020, we had 367 full-time equivalent employees, compared to 346 as of March 31, 2019.

Depreciation and amortization. Depreciation and amortization costs were $601,000 and $628,000 for the three months ended March 31, 2020 and 2019, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $378,000 and $398,000 for the three months ended March 31, 2020 and 2019, respectively. The amortization of intangible assets was $223,000 and $230,000 for the three months ended March 31, 2020 and 2019, respectively.

FDIC assessment fees. FDIC assessment fees were $147,000 and $150,000 for the three months ended March 31, 2020 and 2019, respectively. These assessments are relatively unchanged due to an assessment credit back to the Bank that was recognized over the last two quarters of 2019 and the first quarter of 2020, as well as increased capital ratios.

Legal and other professional fees. Other professional fees include audit, loan review, compliance, and other consultants. For the three months ended March 31, 2020 and 2019, legal and other professional fees were $394,000 and $318,000, respectively. The increase for the three months ended March 31, 2020 was due to increased audit fees and an increase in consultant fees.

Directors’ fees. Directors’ fees were $74,000 and $205,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020, compared to the same period in 2019, is attributable to the decrease in share-based compensation for the three months ended March 31, 2020.

Other real estate owned expense and write-downs. Other real estate owned expenses were $253,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively. The increase for the three months ended March 31, 2020, compared to the same period in 2019, is largely attributable to two properties having write-downs of $197,000.

Merger and conversion related expenses. Merger and conversion related expenses for the three months ended March 31, 2020 were related to the anticipated acquisition of Pedestal. For the three months ended March 31, 2019, merger and conversion related expenses were related to the acquisition of RSBI. During the three months ended March 31, 2019, we had a merger related termination fee downward adjustment of $469,000 from the original estimate.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $406,000 for the three months ended March 31, 2020 compared to the same period in 2019, in part due to $141,000 in additional loan collection expenses.

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

For the three months ended March 31, 2020, income tax expense totaled $506,000, a decrease of $843,000, or 62.5%, compared to $1.3 million for the same period in 2019. Our effective tax rates for the three months ended March 31, 2020 and 2019 were 10.1% and 19.2%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2020 is primarily due to lower taxable income and stock option exercises. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $13.8 million, or 0.6%, from December 31, 2019 to March 31, 2020.

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

As of March 31, 2020, total loans held for investment were $1.8 billion, an increase of $61.1 million, or 3.6%, compared to $1.7 billion as of December 31, 2019. The increase was primarily due to our continued loan penetration in our primary market areas. Additionally, $868,000 and $251,000 in mortgage loans were classified as loans held for sale as of March 31, 2020 and December 31, 2019, respectively.

Total loans held for investment as a percentage of total deposits were 98.3% and 96.0% as of March 31, 2020 and December 31, 2019, respectively. Total loans held for investment as a percentage of total assets were 77.4% and 75.2% as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$431,992	24.4%	$390,398	22.8%
Real estate:
Construction and land	260,836	14.7	244,181	14.3
Farmland	53,900	3.0	48,681	2.9
1-4 family residential	295,876	16.7	293,142	17.1
Multi-family residential	32,859	1.9	36,454	2.1
Nonfarm nonresidential	623,114	35.2	612,608	35.8
Consumer	72,803	4.1	84,801	5.0
Total loans held for investment	$1,771,380	100.0%	$1,710,265	100.0%

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

Commercial loans increased $41.6 million, or 10.7%, to $432.0 million as of March 31, 2020 from $390.4 million as of December 31, 2019, primarily due to the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $16.7 million, or 6.8%, to $260.8 million as of March 31, 2020 from $244.2 million as of December 31, 2019, primarily due to opportunities to fund small residential land development projects with proven developers who are existing customers of the Bank and have demonstrated a successful track record for many years.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $2.7 million, or 0.9%, to $295.9 million as of March 31, 2020 from $293.1 million as of December 31, 2019.

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

Nonfarm nonresidential loans increased $10.5 million, or 1.7%, to $623.1 million as of March 31, 2020 from $612.6 million as of December 31, 2019.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$163,520	$214,440	$54,032	$431,992
Real estate:
Construction and land	124,390	124,746	11,700	260,836
Farmland	12,171	26,158	15,571	53,900
1-4 family residential	36,538	182,956	76,382	295,876
Multi-family residential	5,091	18,602	9,166	32,859
Nonfarm nonresidential	64,634	368,420	190,060	623,114
Consumer	23,254	47,766	1,783	72,803
Total loans held for investment	$429,598	$983,088	$358,694	$1,771,380
Amounts with fixed rates	$172,789	$744,300	$285,939	$1,203,028
Amounts with floating rates	256,809	238,788	72,755	568,352

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$141,403	$194,612	$54,383	$390,398
Real estate:
Construction and land	116,928	118,922	8,331	244,181
Farmland	8,428	31,982	8,271	48,681
1-4 family residential	37,418	171,235	84,489	293,142
Multi-family residential	5,994	16,130	14,330	36,454
Nonfarm nonresidential	70,862	370,951	170,795	612,608
Consumer	22,363	60,648	1,790	84,801
Total loans held for investment	$403,396	$964,480	$342,389	$1,710,265
Amounts with fixed rates	$165,154	$746,457	$266,488	$1,178,099
Amounts with floating rates	238,242	218,023	75,901	532,166

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $13.4 million and $13.2 million in nonperforming assets as of March 31, 2020 and December 31, 2019, respectively. We had $10.1 million in nonperforming loans as of March 31, 2020 compared to $9.0 million as of December 31, 2019. The increase in nonperforming assets from December 31, 2019 to March 31, 2020 is primarily due to the increase in nonaccrual loans and loans past due 90 or more days, partially offset by a decrease in other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$9,301	$8,977
Accruing loans 90 or more days past due	834	72
Total nonperforming loans	10,135	9,049
Repossessed assets	11	160
Other real estate owned:
Commercial real estate, construction, land and land development	3,053	3,808
Residential real estate	228	228
Total other real estate owned	3,281	4,036
Total nonperforming assets	$13,427	$13,245
Restructured loans-nonaccrual	$2,067	$2,106
Restructured loans-accruing	2,848	2,921
Ratio of nonperforming loans to total loans held for investment	0.57%	0.53%
Ratio of nonperforming assets to total assets	0.59	0.58

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$395	$397
Farmland	337	339
1-4 family residential	2,867	2,349
Multi-family residential	—	—
Nonfarm nonresidential	3,582	3,655
Commercial	1,705	1,825
Consumer	415	412
Total	$9,301	$8,977

For the quarter ended March 31, 2020, the Company modified approximately 150 loans with outstanding balances totaling $83.0 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  Based on the interpretive guidance released by the FASB and our regulators, the Company determined these modifications were not troubled debt restructurings.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$258,126	$757	$1,558	$395	$260,836
Farmland	51,832	1,718	13	337	53,900
1-4 family residential	286,995	2,982	3,032	2,867	295,876
Multi-family residential	32,828	—	31	—	32,859
Nonfarm nonresidential	605,090	11,134	3,308	3,582	623,114
Commercial	413,869	11,192	5,226	1,705	431,992
Consumer	70,546	1,674	168	415	72,803
Total	$1,719,286	$29,457	$13,336	$9,301	$1,771,380

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	—	32	—	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional information, see Note 5 to the consolidated financial statements.

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

As of March 31, 2020, the allowance for loan losses totaled $13.3 million, or 0.75%, of total loans held for investment. As of December 31, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2020 (Unaudited)	As of and For the Year Ended December 31, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$1,740,189	$1,628,803
Gross loans held for investment outstanding at end of period	$1,771,380	$1,710,265
Allowance for loan losses at beginning of period	$12,124	$11,220
Provision for loan losses	1,367	2,606
Charge-offs:
Real estate:
Construction, land and farmland	2	4
Residential	25	162
Nonfarm non-residential	—	51
Commercial	164	1,556
Consumer	3	52
Total charge-offs	194	1,825
Recoveries:
Real estate:
Construction, land and farmland	—	—
Residential	2	14
Nonfarm non-residential	1	4
Commercial	15	41
Consumer	4	64
Total recoveries	22	123
Net charge-offs	172	1,702
Allowance for loan losses at end of period	$13,319	$12,124
Ratio of allowance to end of period loans held for investment	0.75%	0.71%
Ratio of net charge-offs to average loans	0.01	0.10

(1)	Excluding loans held for sale.

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

	As of March 31, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$2,108	15.8%	$1,868	15.4%
Farmland	307	2.3	229	1.9
1-4 family residential	2,090	15.7	1,888	15.6
Multi-family residential	213	1.6	226	1.9
Nonfarm nonresidential	4,148	31.2	3,882	32.0
Total real estate	8,866	66.6	8,093	66.8
Commercial	3,783	28.4	3,414	28.1
Consumer	670	5.0	617	5.1
Total allowance for loan losses	$13,319	100.0%	$12,124	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2020, the carrying amount of investment securities totaled $275.1 million, a decrease of $3.1 million, or 1.1%, compared to $278.2 million as of December 31, 2019. Securities represented 12.0% and 12.2% of total assets as of March 31, 2020 and December 31, 2019, respectively.

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

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$16,403	$365	$66	$16,702
Corporate bonds	24,767	105	733	24,139
Mortgage-backed securities	144,278	4,643	288	148,633
Municipal securities	86,962	141	1,462	85,641
Total	$272,410	$5,254	$2,549	$275,115

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$15,654	$303	$20	$15,937
Corporate bonds	23,774	98	158	23,714
Mortgage-backed securities	137,817	2,139	497	139,459
Municipal securities	97,641	1,447	5	99,083
Total	$274,886	$3,987	$680	$278,193

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2020, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$1,910	2.59%	$14,183	2.58%	$609	3.51%	$16,702	2.62%
Corporate bonds	6,448	3.06%	1,948	2.66%	15,743	5.33%	—	—%	24,139	4.51%
Mortgage-backed securities	2,504	1.97%	11,924	1.99%	70,380	2.30%	63,825	2.47%	148,633	2.34%
Municipal securities	14,429	2.15%	29,370	2.22%	32,645	2.37%	9,197	2.98%	85,641	2.35%
Total	$23,381	2.38%	$45,152	2.19%	$132,951	2.70%	$73,631	2.54%	$275,115	2.55%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,995	2.86%	$1,733	2.71%	$10,608	2.90%	$601	3.51%	$15,937	2.89%
Corporate bonds	6,481	3.43%	2,000	2.82%	15,233	5.40%	—	—%	23,714	4.64%
Mortgage-backed securities	2,340	1.89%	10,906	2.09%	68,686	2.29%	57,527	2.56%	139,459	2.38%
Municipal securities	15,201	2.00%	36,460	2.18%	36,631	2.30%	10,791	2.91%	99,083	2.28%
Total	$27,017	2.43%	$51,099	2.20%	$131,158	2.70%	$68,919	2.62%	$278,193	2.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.32 years with an estimated effective duration of 44.93 months as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of March 31, 2020 and December 31, 2019, the Company held other equity securities of $11.7 million and $12.6 million, respectively, comprised mainly of FHLB stock and small business investment companies (SBICs).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2020 were $1.8 billion, an increase of $20.8 million, or 1.2%, compared to $1.8 billion as of December 31, 2019.

Noninterest-bearing deposits as of March 31, 2020 were $417.5 million, compared to $398.8 million as of December 31, 2019, an increase of $18.7 million, or 4.7%.

Average deposits for the three months ended March 31, 2020 were $1.7 billion, an increase of $29.2 million, or 1.7%, over the full year average for the year ended December 31, 2019 of $1.7 billion. The average rate paid on total interest-bearing deposits decreased over this period from 1.50% for the year ended December 31, 2019 to 1.40% for the three months ended March 31, 2020. The decrease in average rates during the three months ended March 31, 2020 over the average for the year ended December 31, 2019 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.07% for the three months ended March 31, 2020 compared to 1.15% for the year ended December 31, 2019.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2020 (Unaudited)		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$39,432	1.09%	$35,444	1.37%
Negotiable order of withdrawal (“NOW”) accounts	259,836	0.71%	255,648	0.85%
Limited access money market accounts and savings	437,989	0.76%	432,186	0.99%
Certificates and other time deposits > $250k	155,675	2.23%	176,987	2.15%
Certificates and other time deposits < $250k	449,281	2.16%	416,631	2.16%
Total interest-bearing deposits	1,342,213	1.40%	1,316,896	1.50%
Noninterest-bearing demand accounts	406,035	—	402,147	—%
Total deposits	$1,748,248	1.07%	$1,719,043	1.15%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2020 and the year ended December 31, 2019 was 23.2% and 23.4%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2020:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$36,889	$65,097
More than 3 months but less than 6 months	13,341	64,256
More than 6 months but less than 12 months	53,534	132,654
12 months or more	57,844	88,130
Total	$161,608	$350,137

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2020 and December 31, 2019, total borrowing capacity of $642.6 million and $626.3 million, respectively, was available under this arrangement, and $138.0 million and $93.0 million, respectively, was outstanding with a weighted average stated interest rate of 1.50% as of March 31, 2020 and 2.06% as of December 31, 2019. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
March 31, 2020
Amount outstanding at quarter-end	$138,000
Weighted average stated interest rate at quarter-end	1.50%
Maximum month-end balance during the quarter	$138,000
Average balance outstanding during the quarter	$98,323
Weighted average interest rate during the quarter	2.03%

December 31, 2019
Amount outstanding at year-end	$93,000
Weighted average stated interest rate at year-end	2.06%
Maximum month-end balance during the year	$128,000
Average balance outstanding during the year	$69,183
Weighted average interest rate during the year	2.28%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both March 31, 2020 and December 31, 2019 was $25.0 million. The subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers Bank (“FNBB”), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
March 31, 2020
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

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit did not have a balance at December 31, 2019. In March 2020, we borrowed the full line amount of $5.0 million, all of which was outstanding at March 31, 2020. This line of credit carries a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line currently matures in January 2021. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The following table presents our FNBB revolving advance at the date indicated.

FNBB Revolving Advance
(Dollars in Thousands)
March 31, 2020
Amount outstanding at quarter-end	$5,000
Weighted average stated interest rate at quarter-end	4.25%
Maximum month-end balance during the quarter	$5,000
Average balance outstanding during the quarter	$1,667
Weighted average interest rate during the quarter	4.25%

December 31, 2019
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$—
Weighted average interest rate during the year	—%

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2020:

Fed Funds Purchased
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	30,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
CenterState Bank	9,000
Total	$126,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
March 31, 2020
Amount outstanding at quarter-end	$—
Weighted average interest rate at quarter-end	—%
Maximum month-end balance during the quarter	$—
Average balance outstanding during the quarter	$977
Weighted average interest rate during the quarter	2.05%

December 31, 2019
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$975
Average balance outstanding during the year	$206
Weighted average interest rate during the year	2.77%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2020 and December 31, 2019, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of March 31, 2020 or December 31, 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $2.2 billion and $2.1 billion for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	18.1%	18.8%
Interest-bearing	59.8	61.7
Subordinated debt	1.1	1.2
Advances from FHLB	4.4	3.2
Other borrowings	3.0	1.4
Other liabilities	0.9	0.9
Shareholders’ equity	12.7	12.8
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	77.0%	75.7%
Securities available for sale	12.8	14.0
Interest-bearing deposits in other banks	1.3	1.3
Other noninterest-earning assets	8.9	9.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.2%	23.4%
Average loans to average deposits	99.5	94.8

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 12.3% for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to organic growth. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.32 years and an effective duration of 44.93 months as of March 31, 2020. As of December 31, 2019, our securities portfolio had a weighted average life of 4.23 years and an effective duration of 40.64 months.

As of March 31, 2020, we had outstanding $400.3 million in commitments to extend credit and $23.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had outstanding $389.9 million in commitments to extend credit and $24.4 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of March 31, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2020, we had cash and cash equivalents of $80.1 million compared to $89.4 million as of December 31, 2019.

Capital Resources

Total shareholders’ equity decreased to $282.0 million as of March 31, 2020, compared to $285.1 million as of December 31, 2019, a decrease of $3.1 million, or 1.1%. This decrease was primarily due to $5.0 million in repurchased shares, $1.3 million in paid dividends, $1.0 million in net shares surrendered from the exercise of stock options, offset with $4.5 million in net income.

On April 23, 2020, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2020 in the amount of $0.10 per share to the common shareholders of record as of May 15, 2020. The dividend is to be paid on May 31, 2020, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. As of March 31, 2020 and December 31, 2019, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the three months ended March 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2020 (Unaudited)		As of December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	N/A	N/A	$264,495	13.30%
Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
Tier 1 Leverage capital (to average assets)	$224,899	10.27%	227,265	10.56%

b1BANK
Total capital (to risk weighted assets)	N/A	N/A	$254,520	12.80%
Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
Tier 1 Leverage capital (to average assets)	$238,835	10.91%	242,290	11.27%

Long Term Debt

For information on our subordinated debt, please refer to “Borrowings”.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2020 and December 31, 2019 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $138.0 million and $93.0 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.50% and 2.06%, respectively, and maturing within five years. The subordinated debt totaled $25.0 million at both March 31, 2020 and December 31, 2019. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The revolving line of credit with FNBB had a balance of $5.0 million at March 31, 2020 and no outstanding balance at December 31, 2019. This line of credit is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK, and carries interest at a variable rate equal to the Wall Street Journal Prime rate.

	As of March 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,803	$3,136	$2,707	$5,145	$12,791
Time deposits	438,921	166,412	15,873	8	621,214
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	55,000	60,000	23,000	—	138,000
FNBB revolving line of credit	5,000	—	—	—	5,000
Securities sold under agreements to repurchase	14,728	—	—	—	14,728
Standby and commercial letters of credit	10,056	12,732	450	—	23,238
Commitments to extend credit	252,165	94,011	26,709	27,408	400,293
Total	$777,673	$336,291	$68,739	$57,561	$1,240,264

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,820	$3,194	$2,779	$5,449	$13,242
Time deposits	408,926	170,808	15,722	—	595,456
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	10,000	60,000	23,000	—	93,000
Securities sold under agreements to repurchase	67,989	—	—	—	67,989
Standby and commercial letters of credit	7,019	16,965	450	—	24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$719,604	$356,141	$69,138	$64,135	$1,209,018

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

	As of March 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$10,056	$12,732	$450	$—	$23,238
Commitments to extend credit	252,165	94,011	26,709	27,408	400,293
Total	$262,221	$106,743	$27,159	$27,408	$423,531

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,019	$16,965	$450	$—	$24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$230,869	$122,139	$27,637	$33,686	$414,331

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2020		As of December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	12.10%	0.22%	8.40%	2.32%
+200	9.60%	0.18%	5.50%	1.58%
+100	6.50%	0.39%	2.80%	0.79%
Base	0.00%	0.00%	0.00%	0.00%
-100	1.00%	2.77%	(3.20% )	(1.93% )

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

Core Net Income. Notable noncore events impacting earnings during the three months ended March 31, 2020 included the realization of $126,000 in gains associated with the disposal of former bank premises and equipment in other income and $1.2 million in acquisition-related expenses in other expenses. Core net income, which excludes noncore income and expenses, for the three months ended March 31, 2020 was $5.0 million, or $0.37 per diluted share, compared to core net income of $5.6 million, or $0.41 per diluted share, for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income:
Interest income	$26,016	$24,587
Core interest income	26,016	24,587
Interest Expense:
Interest expense	5,805	5,467
Core interest expense	5,805	5,467
Provision for Loan Losses:
Provision for loan losses	1,367	633
Core provision expense	1,367	633
Other Income:
Other income	2,804	2,311
(Gains) on former bank premises and equipment	(126)	-
(Gains) on sale of securities	(25)	-
Core other income	2,653	2,311
Other Expenses:
Other expenses	16,643	13,790
Acquisition-related expenses (2)	(1,212)	50
Stock option exercises - excess taxes	(71)	-
Core other expenses	15,360	13,840
Pre-Tax Income:
Pre-tax income	5,005	7,008
(Gains) on former bank premises and equipment	(126)	-
(Gains) on sale of securities	(25)	-
Acquisition-related expenses (2)	1,212	(50)
Stock option exercises - excess taxes	71	-
Core pre-tax income	$6,137	$6,958

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
	(Unaudited)
Provision for Income Taxes (1):
Provision for income taxes	$506	$1,349
Tax on (gains) on former bank premises and equipment	(26)	-
Tax on (gains) on sale of securities	(5)	-
Tax on sale of banking center	-	-
Tax on acquisition-related expenses (2)	91	(16)
Tax on stock option exercises	602
Core provision for income taxes	1,167	1,333
Net Income:
Net income	4,499	5,659
(Gains) on former bank premises and equipment , net of tax	(100)	-
(Gains) on sale of securities, net of tax	(20)	-
Tax on sale of banking center	-	-
Acquisition-related expenses (2), net of tax	1,121	(34)
Stock option exercises, net of tax	(531)	-
Core net income	$4,970	$5,625
Diluted Earnings Per Share:
Diluted earnings per share	$0.34	$0.41
(Gains) on former bank premises and equipment , net of tax	(0.01)	-
(Gains) on sale of securities, net of tax	(0.00)	-
Tax on sale of banking center	-	-
Acquisition-related expenses (2), net of tax	0.08	(0.00)
Stock option exercises	(0.04)	-
Core diluted earnings per share	$0.37	$0.41

(1)

Tax rates, exclusive of certain nondeductible merger-related expenses and goodwill, utilized were 21% for both 2020 and 2019. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity	$282,030	$285,097
Adjustments:
Goodwill	(48,495)	(48,495)
Core deposit and other intangibles	(6,471)	(6,694)
Total tangible common equity	$227,064	$229,908
Common shares outstanding(1)	13,067,987	13,279,363
Book value per common share(1)	$21.58	$21.47
Tangible book value per common share(1)	17.38	17.31

(1)

Excludes the dilutive effect, if any, of 395,300 and 725,300 shares of common stock issuable upon exercise of outstanding stock options and warrants as of March 31, 2020 and December 31, 2019, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity	$282,030	$285,097
Adjustments:
Goodwill	(48,495)	(48,495)
Core deposit and other intangibles	(6,471)	(6,694)
Total tangible common equity	$227,064	$229,908
Tangible Assets
Total assets	$2,287,662	$2,273,835
Adjustments:
Goodwill	(48,495)	(48,495)
Core deposit and other intangibles	(6,471)	(6,694)
Total tangible assets	$2,232,696	$2,218,646
Common Equity to Total Assets	12.3%	12.5%
Tangible Common Equity to Tangible Assets	10.2	10.4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2019 filed with the SEC. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2019 except for the risk factors listed below.

The COVID-19 pandemic, including the measures taken by governmental authorities, businesses and individuals in response, are adversely affecting our business, financial condition, and results of operations, and the ultimate impact will depend on future developments which are uncertain and cannot be predicted, including the scope and duration of the pandemic and the response to the pandemic.

The COVID-19 pandemic has caused extensive disruptions to the global, national and regional economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse effect on us in a number of ways related to credit, collateral, interest rate risk, profitability, operations, liquidity, and capital as described in more detail below.

Credit and Collateral Risk. Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. These risks are particularly heightened as a result of the COVID-19 pandemic.

Concern about the spread of COVID-19 has caused and is expected to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability. All of these factors cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures, and credit losses, particularly if the available collateral is insufficient to cover our exposure.

The future effects of COVID-19 on economic activity could also negatively affect collateral values associated with our existing loans and our ability to liquidate such collateral. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or may result in a delay in our taking certain remedial actions, such as foreclosure. All of these factors could cause the level of our nonperforming loans, charge-offs, and delinquencies to increase, potentially requiring significant additional provisions for credit losses.

Interest Rate and Profitability Risk. Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates and other factors resulting from uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range of 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. This decrease in interest rates is expected to cause a decrease in our net interest income. Higher income volatility from changes in interest rates and spreads to benchmark indices could also cause a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which could, in turn, negatively affect our net income.

In addition to risks resulting from changes in the interest rates, our profitability may be negatively affected by other aspects of our response to the COVID-19 pandemic. We have reduced or eliminated several of our normal customer service fees, which may decrease our noninterest income, and in turn, our net income. We also expect to experience lower than normal loan demand (other than PPP loans) because of reduced customer appetite for expansion, appraisal and other underwriting difficulties, and the focus from customers and our loan officers on PPP. These PPP loans may not be profitable for us; PPP loans have a maximum interest rate of 1% and our related fees may be offset by our cost for implementing the program, applying for forgiveness and servicing the loans.

Operational Risk. Our social-distancing measures and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with social-distancing measures that include, among other precautions, limiting lobby access to customers on an appointment-only basis and requiring a portion of our employees to work remotely from their homes. We have done this while simultaneously experiencing a significant increase in our employees’ workloads due to increased customer needs and the necessity of allocating work of employees who have been affected by the virus or who have increased childcare and similar responsibilities as a result of the shutdown. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduce additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability, and could seriously disrupt our operations and the operations of any effected customers.

Moreover, we rely on many third parties in our business operations, including appraisers of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools, providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, mortgage loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain parishes, which slows the process for title work, mortgage and UCC filings in those parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may materially and adversely affect our operations.

Liquidity Risk. Liquidity is essential to our business. Our most important source of funds is deposits because we use those deposits to fund operations. During the COVID-19 pandemic, we may experience enhanced liquidity risk. Customers may withdraw deposits to meet obligations during this time of business interruptions, or they may withdraw funds to keep cash on hand at home. Large depositors may withdraw funds in excess of FDIC deposit insurance limits as a result of economic concerns. During this challenging economic environment, our customers may also be more dependent on our credit commitments and increased draws under currently unfunded lines of credit could increase our need for liquidity. In addition, we have offered payment deferral accommodations on many of the loans in our portfolio. The resulting delay in our receipt of regularly scheduled payments will reduce available funding. Also, our investment securities provide an alternative source of funds. We invest excess funds in mortgage-backed securities and municipal bonds, among other securities. If mortgage refinancing declines due to job losses or appraisal issues, cash flows from mortgage-backed securities could decline. The municipal bond sector could also be affected due to changes in tax revenues. Any of these events could reduce our normal levels of liquidity.

Capital Risk. Adequate levels of capital enhance our ability to withstand periods of financial stress such as during the ongoing COVID-19 pandemic. For this reason, we are subject to significant regulatory capital requirements, and we currently satisfy all of those requirements. However, the ultimate impact of the pandemic is unknown. Prolonged pressures could deplete our reserves, requiring us to raise additional capital to provide sufficient resources and liquidity to meet applicable regulatory requirements, as well as to satisfy our commitments and business needs.

Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and uncertainty relating to all of these factors has been significantly enhanced by the COVID-19 pandemic. In recent weeks, the pandemic has substantially increased economic and demand uncertainty and has led to disruption and volatility in capital markets. Government responses designed to curtail the spread of the virus continue to evolve and affect various aspects of the economy. The market price for securities of publicly traded financial institutions has dramatically declined, as has the public trading price of our common stock. If we need to raise additional capital in the current market environment, there is no assurance we will be successful, or that we will be able to raise capital on terms acceptable to us or without significant dilution to our existing shareholders. If we fail to maintain capital sufficient to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences.

Because there have been no recent global pandemics of comparable global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our social-distancing accommodation arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis and the pandemic’s enhancement of the various risks described above could have a material adverse effect on our business, financial condition, and results of operations.

As a participating lender in the PPP, we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing of PPP loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.

The CARES Act included a significant loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP became available on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules and guidance regarding requirements for eligibility, underwriting, origination, funding, and the terms for PPP loans. This ambiguity and the speed with which we were required to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that those banks used in processing applications for the PPP. Further litigation is likely with respect to the forgiveness process and as a defense to suits by banks or the SBA seeking to enforce remedies upon defaults by PPP borrowers. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, and regarding our procedures for processing applications and funding PPP loans. Litigation can be costly, regardless of the outcome. If any such litigation is initiated against us, it may result in significant financial liability, significant litigation costs, or adversely affect our reputation.

PPP loans are also subject to the regulatory requirements that require forbearance of loan payments for a specified time and that limit our ability to pursue all available remedies in the event of a loan default. If and to the extent that PPP borrowers fail to be approved for loan forgiveness, we will hold the remaining portion of the PPP loans at unfavorable interest rates.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan. Such deficiencies may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has forgiven a portion of the loan or paid under the guaranty, seek recovery from us of any loss related to the deficiency. Any the above-described legal, regulatory and credit risks related to our participation in the PPP could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

(a)	Not applicable.

(b)	Not applicable.

(c)	Business First purchased equity securities during the three months ended March 31, 2020 as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: January 1 through January 31, 2020	—	—	—	—
Month #2: February 1 through February 29, 2020	—	—	—	—
Month #3: March 1 through March 31, 2020	434,781	$11.50	—	$7,447,018.50
Total	434,781	$11.50	—	$7,447,018.50

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

3.2

Amended and Restated Bylaws of Business First Bancshares, Inc., adopted April 23, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 28, 2020 (File No. 001-38447)).

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112)).

Number	Description

4.2

Form of 6.75% Fixed-to-Floating Subordinated Note due 2033 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on December 19, 2018 (File No. 001- 38447))

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

BUSINESS FIRST BANCSHARES, INC.

May 8, 2020	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 8, 2020	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer