Form 10-Q
period 2020-06-30
Business First Bancshares, Inc.
filed 2020-08-10
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the issuer has outstanding 20,667,365 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and Due from Banks	$116,021	$89,371
Federal Funds Sold	40,329	61,372
Securities Available for Sale, at Fair Values	583,118	278,193
Mortgage Loans Held for Sale	456	251
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $18,715 at June 30, 2020 and $12,124 at December 31, 2019	2,976,097	1,698,141
Premises and Equipment, Net	63,959	29,280
Accrued Interest Receivable	33,844	8,025
Other Equity Securities	18,681	12,565
Other Real Estate Owned	7,642	4,036
Cash Value of Life Insurance	44,542	32,568
Deferred Taxes	6,858	2,145
Goodwill	53,649	48,495
Core Deposit Intangible	10,389	6,694
Other Assets	5,553	2,699
Total Assets	$3,961,138	$2,273,835

LIABILITIES
Deposits:
Noninterest Bearing	$985,537	$398,847
Interest Bearing	2,265,485	1,383,163
Total Deposits	3,251,022	1,782,010
Securities Sold Under Agreements to Repurchase	25,391	67,989
Short Term Borrowings	6,145	-
Long Term Borrowings	7,797	-
Paycheck Protection Program Liquidity Facility	107,076	-
Federal Home Loan Bank Borrowings	118,177	93,000
Subordinated Debt	25,000	25,000
Trust Preferred Securities	5,000	-
Accrued Interest Payable	3,920	1,533
Other Liabilities	25,274	19,206
Total Liabilities	3,574,802	1,988,738

Commitments and Contingencies (See Note 8)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,667,237 and 13,279,363 Shares Issued and Outstanding at June 30, 2020 and December 31, 2019, respectively	20,667	13,279
Additional Paid-in Capital	297,606	212,505
Retained Earnings	59,850	56,700
Accumulated Other Comprehensive Income	8,213	2,613
Total Shareholders' Equity	386,336	285,097
Total Liabilities and Shareholders' Equity	$3,961,138	$2,273,835

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income:
Interest and Fees on Loans	$34,636	$23,870	$58,779	$46,293
Interest and Dividends on Securities	2,175	1,829	3,906	3,703
Interest on Federal Funds Sold and Due From Banks	80	197	222	487
Total Interest Income	36,891	25,896	62,907	50,483
Interest Expense:
Interest on Deposits	4,795	5,038	9,481	9,795
Interest on Borrowings	1,177	665	2,296	1,375
Total Interest Expense	5,972	5,703	11,777	11,170
Net Interest Income	30,919	20,193	51,130	39,313
Provision for Loan Losses	5,443	1,302	6,810	1,935
Net Interest Income after Provision for Loan Losses	25,476	18,891	44,320	37,378
Other Income:
Service Charges on Deposit Accounts	1,163	1,034	2,094	1,972
Gain on Sales of Securities	-	58	25	58
Other Income	3,833	3,127	5,681	4,500
Total Other Income	4,996	4,219	7,800	6,530
Other Expenses:
Salaries and Employee Benefits	17,621	8,756	27,056	17,308
Occupancy and Equipment Expense	2,888	1,884	4,779	3,778
Other Expenses	7,288	3,937	12,605	7,281
Total Other Expenses	27,797	14,577	44,440	28,367
Income Before Income Taxes	2,675	8,533	7,680	15,541
Provision for Income Taxes	623	1,690	1,129	3,039
Net Income	$2,052	$6,843	$6,551	$12,502
Earnings Per Share:
Basic	$0.11	$0.51	$0.42	$0.94
Diluted	$0.11	$0.50	$0.42	$0.91

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Net Income	$2,052	$6,843	$6,551	$12,502

Other Comprehensive Income:
Unrealized Gain on Investment Securities	7,691	3,258	7,114	7,231
Reclassification Adjustment for Gains included in Net Income	-	(58)	(25)	(58)
Income Tax Effect	(1,615)	(672)	(1,489)	(1,506)
Other Comprehensive Income	6,076	2,528	5,600	5,667
Consolidated Comprehensive Income	$8,128	$9,371	$12,151	$18,169

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at March 31, 2019	$13,361	$213,537	$42,576	$(330)	$269,144
Comprehensive Income:
Net Income	-	-	6,843	-	6,843
Other Comprehensive Income	-	-	-	2,528	2,528
Cash Dividends Declared, $0.10 Per Share	-	-	(1,332)	-	(1,332)
Stock Based Compensation Cost	-	286	-	-	286
Balances at June 30, 2019	$13,361	$213,823	$48,087	$2,198	$277,469

Balances at March 31, 2020	$13,068	$206,966	$59,859	$2,137	$282,030
Comprehensive Income:
Net Income	-	-	2,052	-	2,052
Other Comprehensive Income	-	-	-	6,076	6,076
Cash Dividends Declared, $0.10 Per Share	-	-	(2,061)	-	(2,061)
Stock Issuance	7,615	91,068	-	-	98,683
Stock Based Compensation Cost	(16)	369	-	-	353
Other Stock Based Compensation	-	(797)	-	-	(797)
Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	12,502	-	12,502
Other Comprehensive Income	-	-	-	5,667	5,667
Cash Dividends Declared, $0.18 Per Share	-	-	(2,397)	-	(2,397)
Stock Issuance	114	1,154	-	-	1,268
Stock Based Compensation Cost	44	535	-	-	579
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Balances at June 30, 2019	$13,361	$213,823	$48,087	$2,198	$277,469

Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	6,551	-	6,551
Other Comprehensive Income	-	-	-	5,600	5,600
Cash Dividends Declared, $0.20 Per Share	-	-	(3,401)	-	(3,401)
Stock Issuance	7,947	94,097	-	-	102,044
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	49	514	-	-	563
Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Other Stock Based Compensation	-	(797)	-	-	(797)
Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Consolidated Net Income	$6,551	$12,502
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	6,810	1,935
Depreciation and Amortization	1,158	801
Net Accretion of Purchase Accounting Valuations	(1,363)	(957)
Stock Based Compensation Cost	563	371
Net Amortization of Securities	1,701	854
Gain on Sales of Securities	(25)	(58)
Income on Other Equity Securities	(2,087)	(1,338)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	65	51
Increase in Cash Value of Life Insurance	(452)	(341)
Credit for Deferred Income Taxes	(6,202)	(185)
Gain on Sale of Branch	-	(593)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(20,597)	266
Decrease in Other Assets	4,948	65
Increase (Decrease) in Accrued Interest Payable	(273)	550
Increase in Other Liabilities	2,506	1,735
Net Cash Provided by (Used in) Operating Activities	(6,697)	15,658

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(76,586)	(14,662)
Proceeds from Maturities / Sales of Securities Available for Sale	17,651	17,822
Proceeds from Paydowns of Securities Available for Sale	24,021	17,752
Net Cash Received in Acquisition	106,000	-
Net Cash Paid in Sale of Branch	-	(17,436)
Purchases of Other Equity Securities	(484)	(2,109)
Redemption of Other Equity Securities	1,593	1,012
Net Increase in Loans	(389,970)	(120,570)
Purchases of Premises and Equipment	(2,917)	(966)
Proceeds from Sales of Other Real Estate	1,161	610
Net Decrease in Federal Funds Sold	21,043	21,027
Net Cash Used in Investing Activities	(298,488)	(97,520)

(CONTINUED)

	For The Six Months Ended June 30,
	2020	2019
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	291,875	(5,905)
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(45,201)	3,867
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(15,048)	53,000
Net Proceeds from in Short Term Borrowings	2,494	-
Net Proceeds from Long Term Borrowings	107,076	-
Proceeds from Issuance of Common Stock	3,361	392
Surrendered Shares of Options Exercised	(4,321)	-
Repurchase of Common Stock	(5,000)	-
Proceeds from Exercise of Stock Warrants	-	876
Payment of Dividends on Common Stock	(3,401)	(2,397)
Net Cash Provided by Financing Activities	331,835	49,833
Net Increase (Decrease) in Cash and Cash Equivalents	26,650	(32,029)
Cash and Cash Equivalents at Beginning of Period	89,371	96,072
Cash and Cash Equivalents at End of Period	$116,021	$64,043

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$7,299	$9,604
Interest on Borrowings	$2,091	$1,016
Income Tax Payments	$-	$2,200

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$7,089	$7,173
Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(1,489)	$(1,506)
Transfer of Loans to Other Real Estate	$49	$1,105
Transfer of Premises and Equipment to Other Real Estate	$3,063	$-
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,331,280	$-
Other Intangbile Assets Acquired	4,211	-
Liabilities Assumed	1,241,961	-
Net Identifiable Assets Acquired Over Liabilities Assumed	$93,530	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC. The Bank operates out of branch locations in markets across Louisiana and Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

The Company accounts for acquired impaired loans in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will be unable to collect all contractually required payments. Purchased impaired credits (i.e., loans) are accounted for individually or aggregated into loan pools with similar risk characteristics, which include: the loan type by regulatory guidelines, nature of the collateral/loan, relative amount of fair value discount to credit, amongst other factors.. The Company estimates the amount and timing of undiscounted expected cash flows for each loan, and the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over the expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the expected cash flows decrease, a provision for loan losses and the establishment of an allowance for loan losses with respect to the acquired impaired loan is recorded. If the expected cash flows increase, it is recognized as part of future interest income.

The performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being adjusted for over the life of the loan and recognized as interest income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2020. These reclassifications have no material effect on previously reported shareholder’s equity and net income.

Note 3 – Mergers and Acquisitions –

On May 1, 2020, the Company consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between the Company and Pedestal (the “Merger”). Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, we issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. At April 30, 2020, Pedestal reported $1.4 billion in total assets, $935.8 million in loans and $1.2 billion in deposits.

The following table reflects the consideration paid for Pedestal’s net assets and the identifiable assets purchased and liabilities assumed at their estimated fair values as of May 1, 2020.  The fair values are provisional estimates and may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Cost and Allocation of Purchase Price for Pedestal Bancshares, Inc. (Pedestal):
(Dollars in thousands, except per share data)

Purchase Price:
Shares Issued to Pedestal Shareholders on May 1, 2020	7,614,506
Closing Stock Price on May 1, 2020	$12.96
Total Purchase Price	$98,684
Net Assets Acquired:
Cash and Cash Equivalents	$106,000
Securities Available for Sale	264,598
Loans and Leases Receivable	893,295
Premises and Equipment, Net	35,983
Cash Value of Life Insurance	11,522
Core Deposit Intangible	4,211
Other Assets	19,882
Total Assets	1,335,491

Deposits	1,177,137
Borrowings	59,399
Other Liabilities	5,425
Total Liabilities	1,241,961
Net Assets Acquired	93,530
Goodwill Resulting from Merger	$5,154

The Company has recorded approximately $7.8 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits through June 30, 2020.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Cash and Cash Equivalents: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities Available for Sale: Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models/estimations.

Loans and Leases Receivable: Fair values for loans were based on a discounted cash flow methodology that considered factors including, but not limited to,  loan type, classification status, remaining term, prepayment speed, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for any liquidity concerns. The discount rate did not include an explicit factor for credit losses, as that was included within the estimated cash flows.

Core Deposit Intangible: The fair value for core deposit intangible assets was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, including interest cost, and alternative cost of funds. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis, that applied interest rates currently being offered to the contractual interest rates on such time deposits.

Borrowings: Fair values for borrowings were based on market values and market rates provided by the FHLB.

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming Pedestal was acquired as of January 1, 2019. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2019 and should not be considered representative of future operating results.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
	(except per share data)		(except per share data)

Interest Income	$41,837	$42,925	$83,771	$84,044
Interest Expense	6,435	7,499	13,956	14,615
Net Interest Income	35,402	35,426	69,815	69,429
Provision for Loan Losses	5,443	1,302	6,810	1,935
Net Interest Income after Provision for Loan Losses	29,959	34,124	63,005	67,494
Noninterest Income	5,953	6,784	12,331	12,036
Noninterest Expense	25,642	24,523	50,545	49,163
Income Before Income Taxes	10,270	16,385	24,791	30,367
Income Tax Expense	2,218	3,339	4,722	6,152
Net Income	$8,052	$13,046	$20,069	$24,215

Earnings Per Common Share
Basic	$0.39	$0.62	$0.97	$1.16
Diluted	$0.39	$0.61	$0.97	$1.14

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value adjustments: Pro forma adjustment to net interest income of $2.4 million for the three months ended June 30, 2019 and $4.7 million for the six months ended June 30, 2019 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits. Pro forma adjustment to net interest income of $784,000 for the three months ended June 30, 2020 and $3.1 million for the six months ended June 30, 2020 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $1.1 million for the three months ended June 30, 2019, $1.5 million for the six months ended June 30, 2019, and $650,000 for the six months ended June 30, 2020 to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition -related expenses of $6.6 million were removed for the three months ended June 30, 2020 and $7.8 million for the six months ended June 30, 2020.

Provision for Income Taxes: Pro forma adjustments for all historical Pedestal periods combined included a tax expense adjustment of 21%, as Pedestal was an S-Corp prior to its acquisition by the Company.

Note 4 – Earnings per Common Share –

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards (“RSAs”), excluding any that were antidilutive.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$2,052	$6,843	$6,551	$12,502
Denominator:
Weighted Average Common Shares Outstanding	18,108,068	13,361,482	15,710,611	13,324,725
Dilutive Effect of Stock Options and RSAs	13,890	379,455	65,765	379,455
Weighted Average Dilutive Common Shares	18,121,958	13,740,937	15,776,376	13,704,180

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.11	$0.51	$0.42	$0.94

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.11	$0.50	$0.42	$0.91

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,596	$-	$1	$2,595
Corporate Securities	36,500	107	499	36,108
Mortgage-Backed Securities	330,461	6,471	376	336,556
Municipal Securities	201,703	4,690	25	206,368
Other Securities	1,462	29	-	1,491
Total Securities Available for Sale	$572,722	$11,297	$901	$583,118

	December 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$15,654	$303	$20	$15,937
Corporate Securities	23,774	98	158	23,714
Mortgage-Backed Securities	137,817	2,139	497	139,459
Municipal Securities	97,641	1,447	5	99,083
Other Securities	-	-	-	-
Total Securities Available for Sale	$274,886	$3,987	$680	$278,193

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,595	$1	$-	$-	$2,595	$1
Corporate Securities	12,829	167	2,168	332	14,997	499
Mortgage-Backed Securities	87,915	375	24	1	87,939	376
Municipal Securities	8,847	24	380	1	9,227	25
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$112,186	$567	$2,572	$334	$114,758	$901

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,486	$20	$-	$-	$2,486	$20
Corporate Securities	-	-	6,360	158	6,360	158
Mortgage-Backed Securities	950	4	44,366	493	45,316	497
Municipal Securities	948	4	1,261	1	2,209	5
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$4,384	$28	$51,987	$652	$56,371	$680

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$30,701	$30,783
One to Five Years	112,781	114,419
Over Five to Ten Years	259,482	265,105
Over Ten Years	169,758	172,811
Total Securities Available for Sale	$572,722	$583,118

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Real estate loans:
Construction and land	$333,675	$244,181
Farmland	57,498	48,681
1-4 family residential	495,827	293,142
Multi-family residential	59,213	36,454
Nonfarm nonresidential	914,601	612,608
Commercial	1,026,596	390,398
Consumer	107,402	84,801
Total loans held for investment	2,994,812	1,710,265

Less:
Allowance for loan losses	(18,715)	(12,124)
Net loans	$2,976,097	$1,698,141

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans accounted for $389.9 million and $5.5 million of the commercial and consumer portfolios, respectively, as of June 30, 2020.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, excluding the SBA PPP loans which are pledged to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”), are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2020 and December 31, 2019.

Net deferred loan origination fees were $14.3 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively, and are netted in their respective loan categories above. The majority of the fees, $12.7 million, at June 30, 2020 are associated with the SBA PPP loans and included in accrued interest receivable. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2020 and December 31, 2019, overdrafts of $891,000 and $276,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $153.1 million and $129.7 million at June 30, 2020 and December 31, 2019, respectively.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent the calculated loss is greater than the remaining unaccreted discount, an allowance is recorded for such difference. For purchased impaired credits, cash flow re-estimations are performed at least quarterly for each acquired impaired loan or loan pool.  Increases in estimated cash flows above those expected at the time of acquisition are recognized on a prospective basis as interest income over the remaining life of the loan and/or pool. Decreases in expected cash flows subsequent to acquisition generally result in recognition of a provision for credit loss.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at June 30, 2020 includes $977.8 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at June 30, 2020 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $78.1 million and acquired performing loans not accounted for under ASC 310-30 totaling $912.4 million with a related purchase discount of $12.8 million.

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

The following tables set forth, as of June 30, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(9)	(2)	(26)	-	-	(187)	(68)	(292)
Recoveries	9	-	3	-	1	31	29	73
Provision	611	300	1,396	275	2,384	1,392	452	6,810
Ending Balance	$2,479	$527	$3,261	$501	$6,267	$4,650	$1,030	$18,715
Ending Balance:
Individually evaluated for impairment	$-	$3	$183	$-	$50	$427	$170	$833
Collectively evaluated for impairment	$2,479	$524	$3,078	$501	$6,217	$4,223	$860	$17,882
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$333,675	$57,498	$495,827	$59,213	$914,601	$1,026,596	$107,402	$2,994,812
Ending Balance:
Individually evaluated for impairment	$424	$236	$4,732	$-	$5,171	$15,321	$717	$26,601
Collectively evaluated for impairment	$332,279	$57,125	$456,468	$59,213	$882,774	$998,233	$104,002	$2,890,094
Purchased Credit Impaired (1)	$972	$137	$34,627	$-	$26,656	$13,042	$2,683	$78,117

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

Within the commercial and consumer loans are 100% government guaranteed SBA PPP loans. These loans are separately reserved for within the Company’s allowance for credit losses.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of June 30, 2020 and December 31, 2019, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$325,167	$6,434	$1,650	$424	$333,675
Farmland	55,251	1,897	13	337	57,498
1-4 family residential	477,560	9,757	4,009	4,501	495,827
Multi-family residential	58,839	343	31	-	59,213
Nonfarm nonresidential	892,551	13,635	3,672	4,743	914,601
Commercial	999,861	10,898	4,994	10,843	1,026,596
Consumer	105,223	1,289	192	698	107,402
Total	$2,914,452	$44,253	$14,561	$21,546	$2,994,812

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	-	32	-	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

The following tables provide an analysis of the aging of loans and leases as of June 30, 2020 and December 31, 2019. Past due and non-accrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$1,071	$156	$399	$1,626	$332,049	$333,675	$4
Farmland	65	-	337	402	57,096	57,498	-
1-4 family residential	1,958	150	2,414	4,522	491,305	495,827	277
Multi-family residential	-	-	-	-	59,213	59,213	-
Nonfarm nonresidential	521	32	1,954	2,507	912,094	914,601	-
Commercial	997	164	3,047	4,208	1,022,388	1,026,596	24
Consumer	165	69	456	690	106,712	107,402	12
Total	$4,777	$571	$8,607	$13,955	$2,980,857	$2,994,812	$317

	December 31, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$483	$17	$379	$879	$243,302	$244,181	$-
Farmland	18	16	143	177	48,504	48,681	-
1-4 family residential	1,245	975	1,000	3,220	289,922	293,142	29
Multi-family residential	32	-	-	32	36,422	36,454	-
Nonfarm nonresidential	181	610	1,529	2,320	610,288	612,608	-
Commercial	126	142	1,311	1,579	388,819	390,398	-
Consumer	143	34	405	582	84,219	84,801	43
Total	$2,228	$1,794	$4,767	$8,789	$1,701,476	$1,710,265	$72

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2020 and December 31, 2019. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $161,000 and $69,000 for the six months ending June 30, 2020 and the year ending December 31, 2019, respectively.

	June 30, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$-
Farmland	19	21	3	19
1-4 family residential	750	779	183	308
Multi-family residential	-	-	-	-
Nonfarm nonresidential	1,139	1,140	50	658
Other Loans:
Commercial	2,529	2,616	427	1,450
Consumer	251	254	170	176
Total	$4,688	$4,810	$833	$2,611

With no allowance recorded:
Real Estate Loans:
Construction and land	$424	$454	$-	$557
Farmland	217	223	-	217
1-4 family residential	3,981	4,766	-	3,401
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,033	4,583	-	3,841
Other Loans:
Commercial	12,792	12,946	-	6,380
Consumer	466	528	-	350
Total	$21,913	$23,500	$-	$14,746

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3, the Company acquired loans with fair values of $893.3 million from Pedestal on May 1, 2020. Of the total $893.3 million of loans acquired, $818.7 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The unamortized discount related to the acquired performing loans totaled $11.5 million at May 1, 2020. The remaining $74.6 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

The following table presents the balances acquired on May 1, 2020 which were accounted for under ASC 310-30.

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$133,621
Non-accretable difference (expected losses)	(49,828)
Cash flows expected to be collected at acquisition	83,793
Accretable yield	(9,202)
Basis in acquired loans at acquisition	$74,591

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the six months ended June 30, 2020:

Balance at December 31, 2019	$1,489
Accretable difference relating to purchased impaired credits acquired in Pedestal acquisition	9,202
Accretion	(958)
Changes in expected cash flows not affecting non-accretable differences	116
Balance at June 30, 2020	$9,849

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2020 and December 31, 2019, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of June 30, 2020 and December 31, 2019. The Bank had no troubled debt restructurings that had subsequently defaulted during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Modifications as of June 30, 2020:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	4	$268	$251
Nonfarm nonresidential	3	2,411	1,993
Other Loans:
Commercial	7	5,150	4,287
Consumer	1	11	6
Total	15	$7,840	$6,537

Modifications as of December 31, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$219
Nonfarm nonresidential	3	2,411	2,044
Other Loans:
Commercial	6	5,914	2,755
Consumer	1	11	9
Total	13	$8,571	$5,027

For the six months ended June 30, 2020, the Company modified approximately 2,600 loans with outstanding balances totaling $938.5 million, and accrued interest receivable of $9.1 million, by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were generally granted due to the effects of the COVID-19 pandemic, although some were modified for strategic pricing purposes.  Based on the interpretive guidance released by the FASB and our regulators, the Company determined these modifications were not troubled debt restructurings.

Note 7 – Long Term Debt –

During the three months ended June 30, 2020, the Company borrowed $107.1 million from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility at an interest of 0.35% per annum. The debt matures within two years, or when individual loans servicing as collateral are repaid. This debt is fully collateralized by pledged SBA PPP loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $1.4 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had a weighted average lease term of 7.9 years and a weighted average discount rate of 2.97%.

Future minimum lease payments under these leases are as follows:
(Dollars in thousands)
July 1, 2020 through June 30, 2021	$1,184
July 1, 2021 through June 30, 2022	2,159
July 1, 2022 through June 30, 2023	1,977
July 1, 2023 through June 30, 2024	1,869
July 1, 2024 and Thereafter	7,870
Total Future Minimum Lease Payments	15,059
Less Imputed Interest	(1,652)
Present Value of Lease Liabilities	$13,407

Note 9 – Commitments and Contingencies –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $621.8 million and standby and commercial letters of credit of approximately $23.5 million at June 30, 2020.

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2020
Available for Sale:
U.S. Government Agency Securities	$2,595	$-	$2,595	$-
Corporate Securities	36,108	-	36,108	-
Mortgage-Backed Securities	336,556	-	336,556	-
Municipal Securities	206,368	-	173,578	32,790
Other Securities	1,491	-	1,491	-
Mortgage Loans Held for Sale	456	-	456	-
Total	$583,574	$-	$550,784	$32,790

December 31, 2019
Available for Sale:
U.S. Government Agency Securities	$15,937	$-	$15,937	$-
Corporate Securities	23,714	-	23,714	-
Mortgage-Backed Securities	139,459	-	139,459	-
Municipal Securities	99,083	-	92,496	6,587
Other Securities	-	-	-	-
Mortgage Loans Held for Sale	251	-	251	-
Total	$278,444	$-	$271,857	$6,587

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2020
Assets:
Impaired Loans	$28,751	$-	$28,751	$-
Repossessed Assets	7,821	-	7,821	-
Total	$36,572	$-	$36,572	$-

December 31, 2019
Assets:
Impaired Loans	$15,876	$-	$15,876	$-
Repossessed Assets	4,196	-	4,196	-
Total	$20,072	$-	$20,072	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2020
Financial Assets:
Cash and Short-Term Investments	$156,350	$156,350	$156,350	$-	$-
Securities	583,118	583,118	-	550,328	32,790
Mortgage Loans Held for Sale	456	456	-	456	-
Loans - Net	2,976,097	2,966,800	-	-	2,966,800
Cash Value of BOLI	44,542	44,542	-	44,542	-
Other Equity Securities	18,681	18,681	-	-	18,681
Total	$3,779,244	$3,769,947	$156,350	$595,326	$3,018,271

Financial Liabilities:
Deposits	$3,251,022	$3,261,188	$-	$-	$3,261,188
Borrowings	294,586	310,329	-	310,329	-
Total	$3,545,608	$3,571,517	$-	$310,329	$3,261,188

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Financial Assets:
Cash and Short-Term Investments	$150,743	$150,743	$150,743	$-	$-
Securities	278,193	278,193	-	271,606	6,587
Mortgage Loans Held for Sale	251	251	-	251	-
Loans - Net	1,698,141	1,696,470	-	-	1,696,470
Cash Value of BOLI	32,568	32,568	-	32,568	-
Other Equity Securities	12,565	12,565	-	-	12,565
Total	$2,172,461	$2,170,790	$150,743	$304,425	$1,715,622

Financial Liabilities:
Deposits	$1,782,010	$1,782,692	$-	$-	$1,782,692
Borrowings	185,989	202,863	-	202,863	-
Total	$1,967,999	$1,985,555	$-	$202,863	$1,782,692

Note 11 – Recently Issued Accounting Pronouncements –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairment. The guidance in this ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The standard was adopted on April 1, 2020 and had no impact on the consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2019 to June 30, 2020, and its results of operations for the three and six months ended June 30, 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 48 banking centers in markets across Louisiana and in Dallas, Texas. As of June 30, 2020, we had total assets of $4.0 billion, total loans of $3.0 billion, total deposits of $3.3 billion, and total shareholders’ equity of $386.3 million.

As a financial holding company operating through one market segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

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

Other Developments

Pedestal Merger

On May 1, 2020 we consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into Business First, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between Business First and Pedestal (the “Merger”). At April 30, 2020, Pedestal reported $1.4 billion in total assets, $935.8 million in loans and $1.2 billion in deposits. Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, we issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. Upon consummation of the Merger and as contemplated by the Reorganization Agreement, we reconstituted the boards of directors, reducing the size of each to fourteen and appointing four former directors of Pedestal and Pedestal Bank to the boards of directors of Business First and b1BANK.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●	In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses in the second quarter of 2020;

●	We instituted a COVID-19 Deferral Assistance Program, described in further detail below, under which we have agreed to allow borrowers to defer certain payments on loans;

●	We have limited access to our lobbies to appointment-only, while drive-thrus remain open;

●	Approximately 25% of our employees are working remotely, including approximately 55% of our back office employees;

●	We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below;

●	We amended our bylaws to allow for shareholders to participate in our annual and special meetings by means of remote communication; and we held our annual meeting in the form of a virtual meeting;

●

We have analyzed our portfolio to determine which sectors we believe may be particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

●	In sensitivity to our customers, we have waived certain service fees, such as late fees, excessive withdrawal fees, etc. and increased daily limits on ATM withdrawals; and

●	We have monitored our liquidity.

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of June 30, 2020, we had agreed to deferrals on approximately 2,600 loans with an aggregate outstanding balance of $938.5 million.

In accordance with Financial Accounting Standards Board (“FASB”) and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance.

SBA PPP Participation

Additionally, Business First funded approximately 2,800 PPP loans with an aggregate balance of $395.4 million and an average loan balance of approximately $143 thousand.

Financial Highlights

The financial highlights as of and for the three and six months ended June 30, 2020 include:

•	Total assets of $4.0 billion, a $1.7 billion, or 74.2%, increase from December 31, 2019.

•	Total loans held for investment of $3.0 billion, a $1.3 billion, or 75.1%, increase from December 31, 2019.

•	Total deposits of $3.3 billion, a $1.5 billion, or 82.4%, increase from December 31, 2019.

•	Net income of $2.1 million, a $4.8 million, or 70.0%, decrease from the three months ended June 30, 2019.

•	Net interest income of $30.9 million, an increase of $10.7 million, or 53.1%, from the three months ended June 30, 2019.

•

Allowance for loan and lease losses of 0.62% of total loans held for investment, compared to 0.71% as of December 31, 2019, and a ratio of nonperforming loans to total loans held for investment of 0.39%, compared to 0.53% as of December 31, 2019.

•

Earnings per share for the first six months of 2020 of $0.42 per basic share and $0.42 per diluted share, compared to $0.94 per basic share and $0.91 per diluted share for the first six months of 2019.

•	Return on average assets of 0.46% over the first six months of 2020, compared to 1.20% for the first six months of 2019.

•	Return on average equity of 4.13% over the first six months of 2020, compared to 9.38% for the first six months of 2019.

•

Community Bank Leverage Ratio (“CBLR”) as of June 30, 2020 was 9.18%, as we opted in to adopt the CBLR framework, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital 10.56%, 11.43%, 11.43%, and 13.30%, respectively as of December 31, 2019.

•	Book value per share of $18.69, a decrease of 13.0% from $21.47 at December 31, 2019.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Performance Summary

For the three months ended June 30, 2020, net income was $2.1 million, or $0.11 per basic share and $0.11 per diluted share, compared to net income of $6.8 million, or $0.51 per basic share and $0.50 per diluted share, for the three months ended June 30, 2019. Return on average assets, on an annualized basis, decreased to 0.23% for the three months ended June 30, 2020, from 1.30% for the three months ended June 30, 2019. Return on average equity, on an annualized basis, decreased to 2.35% for the three months ended June 30, 2020, as compared to 10.13% for the three months ended June 30, 2019.

For the six months ended June 30, 2020, net income was $6.6 million, or $0.42 per basic share and $0.42 per diluted share, compared to net income of $12.5 million, or $0.94 per basic share and $0.91 per diluted share, for the six months ended June 30, 2019. Return on average assets, on an annualized basis, decreased to 0.46% for the six months ended June 30, 2020, from 1.20% for the six months ended June 30, 2019. Return on average equity, on an annualized basis, decreased to 4.13% for the six months ended June 30, 2020, as compared to 9.38% for the six months ended June 30, 2019.

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

For the three months ended June 30, 2020, net interest income totaled $30.9 million, and net interest margin and net interest spread were 3.89% and 3.59%, respectively, compared to $20.2 million, 4.19%, and 3.75%, respectively, for the three months ended June 30, 2019. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.61% for the three months ended June 30, 2020, compared to 5.96% for the three months ended June 30, 2019, and the average yield on total interest-earning assets was 4.65% for the three months ended June 30, 2020, compared to 5.37% for the three months ended June 30, 2019. For the three months ended June 30, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 49 basis points compared to the three months ended June 30, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued downward pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

For the six months ended June 30, 2020, net interest income totaled $51.1 million, and net interest margin and net interest spread were 3.91% and 3.57%, respectively, compared to $39.3 million, 4.11%, and 3.69%, respectively, for the six months ended June 30, 2019. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.58% for the six months ended June 30, 2020, compared to 5.87% for the six months ended June 30, 2019, and the average yield on total interest-earning assets was 4.81% for the six months ended June 30, 2020, compared to 5.27% for the six months ended June 30, 2019. For the six months ended June 30, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 31 basis points compared to the six months ended June 30, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2020 and 2019, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP)	$2,304,438	$32,306	5.61%	$1,602,087	$23,870	5.96%
SBA PPP loans	321,127	2,330	2.90	—	—	—
Securities available for sale	481,422	2,175	1.81	303,232	1,829	2.41
Interest-bearing deposits in other banks	69,169	80	0.46	23,716	197	3.32
Total interest-earning assets	3,176,156	36,891	4.65	1,929,035	25,896	5.37
Allowance for loan losses	(13,606)			(11,702)
Noninterest-earning assets	333,524			185,359
Total assets	$3,496,074	$36,891		$2,102,692	$25,896

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,994,680	$4,795	0.96%	$1,335,630	$5,038	1.51%
Subordinated debt	25,000	422	6.75	25,000	429	6.86
Advances from Federal Home Loan Bank (“FHLB”)	129,441	526	1.63	36,856	224	2.43
Paycheck protection program liquidity facility (“PPPLF”)	76,902	72	0.37	—	—	—
Other borrowings	36,308	157	1.73	14,390	12	0.33
Total interest-bearing liabilities	2,262,331	5,972	1.06	1,411,876	5,703	1.62

Noninterest-bearing liabilities:
Noninterest-bearing deposits	852,608			396,793
Other liabilities	31,501			23,761
Total noninterest-bearing liabilities	884,109			420,554
Shareholders’ equity	349,634			270,262
Total liabilities and shareholders’ equity	$3,496,074			$2,102,692

Net interest rate spread(1)			3.59%			3.75%
Net interest income		$30,919			$20,193

Net interest margin(2)			3.89%			4.19%
Overall cost of funds			0.77%			1.26%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP)	$2,022,312	$56,449	5.58%	$1,575,988	$46,293	5.87%
SBA PPP loans	160,564	2,330	2.90	—	—	—
Securities available for sale	384,041	3,906	2.03	306,501	3,703	2.42
Interest-bearing deposits in other banks	48,962	222	0.91	31,897	487	3.05
Total interest-earning assets	2,615,879	62,907	4.81	1,914,386	50,483	5.27
Allowance for loan losses	(12,905)			(11,546)
Noninterest-earning assets	267,355			186,348
Total assets	$2,870,329	$62,907		$2,089,188	$50,483

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,668,446	$9,481	1.14%	$1,335,522	$9,795	1.47%
Subordinated debt	25,000	844	6.75	25,000	845	6.76
Advances from Federal Home Loan Bank (“FHLB”)	113,882	1,023	1.80	37,191	505	2.72
Paycheck protection program liquidity facility (“PPPLF”)	38,451	72	0.37	—	—	—
Other borrowings	51,717	357	1.38	13,436	25	0.37
Total interest-bearing liabilities	1,897,496	11,777	1.24	1,411,149	11,170	1.58

Noninterest-bearing liabilities:
Noninterest-bearing deposits	629,321			395,304
Other liabilities	26,026			16,242
Total noninterest-bearing liabilities	655,347			411,546
Shareholders’ equity	317,486			266,493
Total liabilities and shareholders’ equity	$2,870,329			$2,089,188

Net interest rate spread(1)			3.57%			3.69%
Net interest income		$51,130			$39,313

Net interest margin(2)			3.91%			4.11%
Overall cost of funds			0.93%			1.24%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP)	$9,846	$(1,410)	$8,436
SBA PPP loans	2,330	—	2,330
Securities available for sale	805	(459)	346
Interest-earning deposits in other banks	53	(170)	(117)
Total increase (decrease) in interest income	$13,034	$(2,039)	$10,995

Interest-bearing liabilities:
Interest-bearing deposits	$1,584	$(1,827)	$(243)
Subordinated debt	—	(7)	(7)
Advances from FHLB	376	(74)	302
PPPLF	72	—	72
Other borrowings	95	50	145
Total increase (decrease) in interest expense	2,127	(1,858)	269
Increase (decrease) in net interest income	$10,907	$(181)	$10,726

	For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP)	$12,458	$(2,302)	$10,156
SBA PPP loans	2,330	—	2,330
Securities available for sale	789	(586)	203
Interest-earning deposits in other banks	77	(342)	(265)
Total increase (decrease) in interest income	$15,654	$(3,230)	$12,424

Interest-bearing liabilities:
Interest-bearing deposits	$1,892	$(2,206)	$(314)
Subordinated debt	—	(1)	(1)
Advances from FHLB	689	(171)	518
PPPLF	72	—	72
Other borrowings	264	68	332
Total increase (decrease) in interest expense	2,917	(2,310)	607
Increase (decrease) in net interest income	$12,737	$(920)	$11,817

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $5.4 million for the three months ended June 30, 2020 and $1.3 million for the same period in 2019. For the six months ended June 30, 2020 and 2019, the provision for loan losses was $6.8 million and $1.9 million, respectively. The higher provision for both the three months and six months ended June 30, 2020 compared to the same period in 2019 relates primarily to the expected impact of the COVID-19 pandemic, which was recorded through a qualitative adjustment based on economic factors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and pass-through income from small business investment company (“SBIC”) partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,163	$1,034	$129
Debit card and ATM fee income	959	492	467
Bank-owned life insurance income	255	174	81
Gain on sales of loans	7	91	(84)
Gain on sales of investment securities	—	58	(58)
Brokerage commission	236	9	227
Mortgage origination income	126	98	28
Correspondent bank income	32	17	15
Rental income	15	165	(150)
Gain (loss) on sales of other real estate owned	(19)	5	(24)
Gain on sale of banking center	—	593	(593)
Pass-through income from SBIC partnerships	1,624	1,266	358
Other	598	217	381
Total noninterest income	$4,996	$4,219	$777

	For the Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,094	$1,972	$122
Debit card and ATM fee income	1,366	937	429
Bank-owned life insurance income	452	342	110
Gain on sales of loans	184	91	93
Gain on sales of investment securities	25	58	(33)
Brokerage commission	256	43	213
Mortgage origination income	241	188	53
Correspondent bank income	141	225	(84)
Rental income	46	329	(283)
Gain (loss) on sales of other real estate owned	132	(51)	183
Gain on sale of banking center	—	593	(593)
Pass-through income from SBIC partnerships	2,004	1,266	738
Other	859	537	322
Total noninterest income	$7,800	$6,530	$1,270

Total noninterest income increased $777,000, or 18.4%, from the three months ended June 30, 2019.  The increase was primarily due to the increases in debit card and ATM fee income of $467,000, or 94.9%, due to increased activity from the Pedestal acquisition, pass-through income from SBIC partnerships of $358,000, or 28.3%, due to higher earnings from the equity investments, and other income of $381,000, of 175.6%, due primarily to the sale of customer swaps, offset by the gain on sale of the banking center of $593,000 which occurred during the three months ended June 30, 2019.

Total noninterest income increased $1.3 million, or 19.4%, from the six months ended June 30, 2019.  The increase was primarily due to the increases in debit card and ATM fee income of $429,000, or 45.8%, due to increased activity from the Pedestal acquisition, brokerage commission of $213,000, or 495.3%, due to the acquisition of Pedestal’s brokerage customers, pass-through income from SBIC partnerships of $738,000, or 58.3%, due to higher earnings from the equity investments, and other of $322,000, of 60.0%, due primarily to the sale of customer swaps, offset by a reduction of rental income of $283,000, or 86.0%, due to the expiration of a subleased building, and by the gain on sale of the banking center of $593,000 which occurred during the quarter ended June 30, 2019.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$17,621	$8,756	$8,865
Non-staff expenses:
Occupancy of bank premises	1,370	1,079	291
Depreciation and amortization	1,073	633	440
Data processing	1,055	576	479
FDIC assessment fees	272	248	24
Legal and other professional fees	543	353	190
Advertising and promotions	334	279	55
Utilities and communications	645	323	322
Ad valorem shares tax	450	345	105
Directors’ fees	100	125	(25)
Other real estate owned expenses and write-downs	51	72	(21)
Merger and conversion related expenses	1,726	235	1,491
Other	2,557	1,553	1,004
Total noninterest expense	$27,797	$14,577	$13,220

	For the Six Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$27,056	$17,308	$9,748
Non-staff expenses:
Occupancy of bank premises	2,430	2,182	248
Depreciation and amortization	1,674	1,261	413
Data processing	1,707	1,192	515
FDIC assessment fees	419	398	21
Legal and other professional fees	937	671	266
Advertising and promotions	640	606	34
Utilities and communications	962	621	341
Ad valorem shares tax	825	690	135
Directors’ fees	174	330	(156)
Other real estate owned expenses and write-downs	304	99	205
Merger and conversion related expenses	2,874	(19)	2,893
Other	4,438	3,028	1,410
Total noninterest expense	$44,440	$28,367	$16,073

Total noninterest expense increased $13.2 million, or 90.7%, for the three months ended June 30, 2020 and $16.1 million, or 56.7%, for the six months ended June 30, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches, employees and merger and conversion related expenses.

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

For the three months ended June 30, 2020, income tax expense totaled $623,000, a decrease of $1.1 million, or 63.1%, compared to $1.7 million for the same period in 2019. For the six months ended June 30, 2020, income tax expense totaled $1.1 million, a decrease of $1.9 million, or 62.9%, compared to $3.0 million for the same period in 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 were 23.3% and 19.8%, respectively. For the six months ended June 30, 2020 and 2019, our effective tax rates were 14.7% and 19.6%, respectively. The increase in our effective tax rate for the three months ended June 30, 2020 is primarily due to higher taxable income. The decrease in our effective tax rate for the six months ended June 30, 2020 is primarily due to lower taxable income and stock option exercises. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $1.7 billion, or 74.2%, from December 31, 2019 to June 30, 2020, due primarily from the Pedestal acquisition, participation in PPP and organic growth.

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

As of June 30, 2020, total loans held for investment were $3.0 billion, an increase of $1.3 billion, or 75.1%, compared to $1.7 billion as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal and PPP program participation. Additionally, $456,000 and $251,000 in mortgage loans were classified as loans held for sale as of June 30, 2020 and December 31, 2019, respectively.

Total loans held for investment as a percentage of total deposits were 92.1% and 96.0% as of June 30, 2020 and December 31, 2019, respectively. Total loans held for investment as a percentage of total assets were 75.6% and 75.2% as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,026,596	34.3%	$390,398	22.8%
Real estate:
Construction and land	333,675	11.1	244,181	14.3
Farmland	57,498	1.9	48,681	2.9
1-4 family residential	495,827	16.6	293,142	17.1
Multi-family residential	59,213	2.0	36,454	2.1
Nonfarm nonresidential	914,601	30.5	612,608	35.8
Consumer	107,402	3.6	84,801	5.0
Total loans held for investment	$2,994,812	100.0%	$1,710,265	100.0%

SBA PPP loans accounted for $389.9 million and $5.5 million of the commercial and consumer portfolios, respectively, as of June 30, 2020.

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

Commercial loans increased $636.2 million, or 163.0%, to $1.0 billion as of June 30, 2020 from $390.4 million as of December 31, 2019, primarily due to the acquisition of Pedestal, the participation in the SBA PPP program, and.the efforts of our bankers who attracted new clients and leveraged existing bank relationships to fund expansion and growth opportunities.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $89.5 million, or 36.7%, to $333.7 million as of June 30, 2020 from $244.2 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $202.7 million, or 69.1%, to $495.8 million as of June 30, 2020 from $293.1 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

Nonfarm nonresidential loans increased $302.0 million, or 49.3%, to $914.6 million as of June 30, 2020 from $612.6 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of June 30, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$240,320	$703,434	$82,842	$1,026,596
Real estate:
Construction and land	174,707	117,940	41,028	333,675
Farmland	10,683	32,697	14,118	57,498
1-4 family residential	78,306	262,109	155,412	495,827
Multi-family residential	23,884	20,664	14,665	59,213
Nonfarm nonresidential	107,121	492,361	315,119	914,601
Consumer	31,574	69,647	6,181	107,402
Total loans held for investment	$666,595	$1,698,852	$629,365	$2,994,812
Amounts with fixed rates	$328,564	$1,411,786	$289,946	$2,030,296
Amounts with floating rates	338,031	287,066	339,419	964,516

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$141,403	$194,612	$54,383	$390,398
Real estate:
Construction and land	116,928	118,922	8,331	244,181
Farmland	8,428	31,982	8,271	48,681
1-4 family residential	37,418	171,235	84,489	293,142
Multi-family residential	5,994	16,130	14,330	36,454
Nonfarm nonresidential	70,862	370,951	170,795	612,608
Consumer	22,363	60,648	1,790	84,801
Total loans held for investment	$403,396	$964,480	$342,389	$1,710,265
Amounts with fixed rates	$165,154	$746,457	$266,488	$1,178,099
Amounts with floating rates	238,242	218,023	75,901	532,166

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $19.6 million and $13.2 million in nonperforming assets as of June 30, 2020 and December 31, 2019, respectively. We had $11.8 million in nonperforming loans as of June 30, 2020 compared to $9.0 million as of December 31, 2019. The increase in nonperforming assets from December 31, 2019 to June 30, 2020 is primarily due to the acquisition of Pedestal.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$11,433	$8,977
Accruing loans 90 or more days past due	317	72
Total nonperforming loans	11,750	9,049
Repossessed assets	179	160
Other real estate owned:
Commercial real estate, construction, land and land development	6,809	3,808
Residential real estate	833	228
Total other real estate owned	7,642	4,036
Total nonperforming assets	$19,571	$13,245
Restructured loans-nonaccrual	$2,059	$2,106
Restructured loans-accruing	4,478	2,921
Ratio of nonperforming loans to total loans held for investment	0.39%	0.53%
Ratio of nonperforming assets to total assets	0.49	0.58

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$423	$397
Farmland	337	339
1-4 family residential	3,458	2,349
Multi-family residential	—	—
Nonfarm nonresidential	4,034	3,655
Commercial	2,627	1,825
Consumer	554	412
Total	$11,433	$8,977

For the quarter ended June 30, 2020, the Company modified approximately 2,600 loans with outstanding balances totaling $938.5 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  Based on the interpretive guidance released by the FASB and our regulators, the Company determined these modifications were not troubled debt restructurings. Loans under these deferrals remain in their current risk rating and / or past due status through the deferral period.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$325,167	$6,434	$1,650	$424	$333,675
Farmland	55,251	1,897	13	337	57,498
1-4 family residential	477,560	9,757	4,009	4,501	495,827
Multi-family residential	58,839	343	31	—	59,213
Nonfarm nonresidential	892,551	13,635	3,672	4,743	914,601
Commercial	999,861	10,898	4,994	10,843	1,026,596
Consumer	105,223	1,289	192	698	107,402
Total	$2,914,452	$44,253	$14,561	$21,546	$2,994,812

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	—	32	—	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

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

As of June 30, 2020, the allowance for loan losses totaled $18.7 million, or 0.62%, of total loans held for investment. As of December 31, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2020 (Unaudited)	As of and For the Year Ended December 31, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$2,182,876	$1,628,803

Gross loans held for investment outstanding at end of period	$2,994,812	$1,710,265

Allowance for loan losses at beginning of period	$12,124	$11,220
Provision for loan losses	6,810	2,606
Charge-offs:
Real estate:
Construction, land and farmland	11	4
Residential	26	162
Nonfarm non-residential	—	51
Commercial	187	1,556
Consumer	68	52
Total charge-offs	292	1,825
Recoveries:
Real estate:
Construction, land and farmland	9	—
Residential	3	14
Nonfarm non-residential	1	4
Commercial	31	41
Consumer	29	64
Total recoveries	73	123
Net charge-offs	219	1,702
Allowance for loan losses at end of period	$18,715	$12,124
Ratio of allowance to end of period loans held for investment	0.62%	0.71%
Ratio of net charge-offs to average loans	0.01	0.10

(1)	Excluding loans held for sale.

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

	As of June 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$2,479	13.2%	$1,868	15.4%
Farmland	527	2.8	229	1.9
1-4 family residential	3,261	17.4	1,888	15.6
Multi-family residential	501	2.7	226	1.9
Nonfarm nonresidential	6,267	33.5	3,882	32.0
Total real estate	13,035	69.6	8,093	66.8
Commercial	4,650	24.9	3,414	28.1
Consumer	1,030	5.5	617	5.1
Total allowance for loan losses	$18,715	100.0%	$12,124	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2020, the carrying amount of investment securities totaled $583.1 million, an increase of $304.9 million, or 109.6%, compared to $278.2 million as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal on May 1, 2020. Securities represented 14.7% and 12.2% of total assets as of June 30, 2020 and December 31, 2019, respectively.

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

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$2,596	$—	$1	$2,595
Corporate bonds	36,500	107	499	36,108
Mortgage-backed securities	330,461	6,471	376	336,556
Municipal securities	201,703	4,690	25	206,368
Other securities	1,462	29	—	1,491
Total	$572,722	$11,297	$901	$583,118

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$15,654	$303	$20	$15,937
Corporate bonds	23,774	98	158	23,714
Mortgage-backed securities	137,817	2,139	497	139,459
Municipal securities	97,641	1,447	5	99,083
Other securities	—	—	—	—
Total	$274,886	$3,987	$680	$278,193

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2020, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$2,595	0.23%	$—	—%	$—	—%	$2,595	0.23%
Corporate bonds	6,481	2.90%	1,929	2.06%	26,776	4.78%	922	8.91%	36,108	4.40%
Mortgage-backed securities	2,442	2.30%	57,333	1.14%	160,813	1.71%	115,968	1.67%	336,556	1.60%
Municipal securities	21,861	2.40%	52,562	2.06%	77,516	2.06%	54,429	2.06%	206,368	2.10%
Other securities	—	—%	—	—%	—	—%	1,491	0.69%	1,491	0.69%
Total	$30,784	2.50%	$114,419	1.56%	$265,105	2.12%	$172,810	1.82%	$583,118	1.94%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,995	2.86%	$1,733	2.71%	$10,608	2.90%	$601	3.51%	$15,937	2.89%
Corporate bonds	6,481	3.43%	2,000	2.82%	15,233	5.40%	—	—%	23,714	4.64%
Mortgage-backed securities	2,340	1.89%	10,906	2.09%	68,686	2.29%	57,527	2.56%	139,459	2.38%
Municipal securities	15,201	2.00%	36,460	2.18%	36,631	2.30%	10,791	2.91%	99,083	2.28%
Other securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$27,017	2.43%	$51,099	2.20%	$131,158	2.70%	$68,919	2.62%	$278,193	2.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.98 years with an estimated effective duration of 46.37 months as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of June 30, 2020 and December 31, 2019, the Company held other equity securities of $18.7 million and $12.6 million, respectively, comprised mainly of FHLB stock and small business investment companies (SBICs).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2020 were $3.3 billion, an increase of $1.5 billion, or 82.4%, compared to $1.8 billion as of December 31, 2019, primarily due to the acquisition of Pedestal on May 1, 2020.

Noninterest-bearing deposits as of June 30, 2020 were $985.5 million, compared to $398.8 million as of December 31, 2019, an increase of $586.7 million, or 147.1%.

Average deposits for the six months ended June 30, 2020 were $2.3 billion, an increase of $578.7 million, or 33.7%, over the full year average for the year ended December 31, 2019 of $1.7 billion. The average rate paid on total interest-bearing deposits decreased over this period from 1.50% for the year ended December 31, 2019 to 1.14% for the six months ended June 30, 2020. The decrease in average rates during the six months ended June 30, 2020 over the average for the year ended December 31, 2019 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.83% for the six months ended June 30, 2020 compared to 1.15% for the year ended December 31, 2019.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2020 (Unaudited)		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$81,574	0.81%	$35,444	1.37%
Negotiable order of withdrawal (“NOW”) accounts	323,691	0.47%	255,648	0.85%
Limited access money market accounts and savings	541,050	0.55%	432,186	0.99%
Certificates and other time deposits > $250k	192,066	2.21%	176,987	2.15%
Certificates and other time deposits < $250k	530,065	1.80%	416,631	2.16%
Total interest-bearing deposits	1,668,446	1.14%	1,316,896	1.50%
Noninterest-bearing demand accounts	629,321	—	402,147	—%
Total deposits	$2,297,767	0.83%	$1,719,043	1.15%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2020 and the year ended December 31, 2019 was 27.4% and 23.4%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2020:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$45,186	$109,860
More than 3 months but less than 6 months	46,590	95,763
More than 6 months but less than 12 months	82,411	119,755
12 months or more	83,757	138,102
Total	$257,944	$463,480

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2020:

Fed Funds Purchased
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	30,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
CenterState Bank	9,000
Total	$126,000

We had no outstanding balances as of June 30, 2020 and December 31, 2019, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2020 and December 31, 2019, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of June 30, 2020 or December 31, 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $2.9 billion and $2.1 billion for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	21.9%	18.8%
Interest-bearing	58.1	61.7
Subordinated debt	0.9	1.2
Advances from FHLB	4.0	3.2
Paycheck protection program liquidity facility	1.3	—
Other borrowings	1.8	1.4
Other liabilities	0.9	0.9
Shareholders’ equity	11.1	12.8
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	75.6%	75.7%
Securities available for sale	13.4	14.0
Interest-bearing deposits in other banks	1.7	1.3
Other noninterest-earning assets	9.3	9.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	27.4%	23.4%
Average loans to average deposits	95.0	94.8

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 38.5% for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the acquisition of Pedestal and our participation in the SBA PPP. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.98 years and an effective duration of 46.37 months as of June 30, 2020. As of December 31, 2019, our securities portfolio had a weighted average life of 4.23 years and an effective duration of 40.64 months.

As of June 30, 2020, we had outstanding $621.8 million in commitments to extend credit and $23.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had outstanding $389.9 million in commitments to extend credit and $24.4 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of June 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2020, we had cash and cash equivalents of $116.0 million compared to $89.4 million as of December 31, 2019.

Capital Resources

Total shareholders’ equity increased to $386.3 million as of June 30, 2020, compared to $285.1 million as of December 31, 2019, an increase of $101.2 million, or 35.5%. This increase was primarily due to $98.7 million from the acquisition of Pedestal.

On July 23, 2020, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2020 in the amount of $0.10 per share to the common shareholders of record as of August 15, 2020. The dividend is to be paid on August 31, 2020, or as soon as practicable thereafter.

The declaration and payment of dividends to our shareholders, as well as the amounts thereof, are subject to the discretion of the Board and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by the Board. As a holding company, our ability to pay dividends is largely dependent upon the receipt of dividends from our subsidiary, b1BANK. There can be no assurance that we will declare and pay any dividends to our shareholders.

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2020 and December 31, 2019, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the three and six months ended June 30, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	N/A	N/A	$264,495	13.30%
Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
CBLR and Tier 1 Leverage capital (to average assets)	$314,058	9.18%	227,265	10.56%

b1BANK
Total capital (to risk weighted assets)	N/A	N/A	$254,520	12.80%
Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
CBLR and Tier 1 Leverage capital (to average assets)	$346,262	10.12%	242,290	11.27%

Long Term Debt

Long-term debt increased $145.1 million, or 123.0%, from December 31, 2019, to $263.1 million at June 30, 2020, primarily due to $107.1 million acquired from the PPPLF to assist with the funding of SBA PPP loans and also debt acquired from the Pedestal acquisition.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2020 and December 31, 2019 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, note payables, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $117.2 million, excluding the $1.0 million purchase premium, and $93.0 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.17% and 2.06%, respectively, and maturing within twenty-seven years. The subordinated debt totaled $25.0 million at both June 30, 2020 and December 31, 2019. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The revolving line of credit with FNBB had a balance of $5.0 million at June 30, 2020 and no outstanding balance at December 31, 2019. This line of credit is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK, and carries interest at a variable rate equal to the Wall Street Journal Prime rate. We acquired notes payable to FNBB in the amount of $7.8 million from the Pedestal acquisition, both carries interest at a variable rate equal to the Wall Street Journal Prime rate.

	As of June 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,921	$3,419	$2,960	$5,107	$13,407
Time deposits	615,047	285,349	19,775	33	920,204
Subordinated debt	—	—	—	25,000	25,000
Subordinated debt acquired from Pedestal	1,145	—	—	—	1,145
Advances from FHLB	15,000	75,000	23,135	4,015	117,150
Purchase premium on advances from FHLB	255	429	18	325	1,027
Trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB notes payable	1,200	2,400	2,197	2,000	7,797
Securities sold under agreements to repurchase	25,391	—	—	—	25,391
Paycheck protection program liquidity facility	—	107,076	—	—	107,076
Standby and commercial letters of credit	10,221	12,777	450	18	23,466
Commitments to extend credit	388,993	152,280	32,293	48,273	621,839
Total	$1,064,173	$638,730	$80,828	$89,771	$1,873,502

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,820	$3,194	$2,779	$5,449	$13,242
Time deposits	408,926	170,808	15,722	—	595,456
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	10,000	60,000	23,000	—	93,000
Securities sold under agreements to repurchase	67,989	—	—	—	67,989
Standby and commercial letters of credit	7,019	16,965	450	—	24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$719,604	$356,141	$69,138	$64,135	$1,209,018

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

	As of June 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Standby and commercial letters of credit	$10,221	$12,777	$450	$18	$23,466
Commitments to extend credit	388,993	152,280	32,293	48,273	621,839
Total	$399,214	$165,057	$32,743	$48,291	$645,305

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$7,019	$16,965	$450	$—	$24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$230,869	$122,139	$27,637	$33,686	$414,331

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

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.60%	(3.27%)	8.40%	2.32%
+200	6.60%	(1.28%)	5.50%	1.58%
+100	5.10%	0.14%	2.80%	0.79%
Base	0.00%	0.00%	0.00%	0.00%
-100	1.20%	7.90%	(3.20%)	(1.93%)

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

Core Net Income. Core net income, which excludes certain income and expenses, for the quarter ended June 30, 2020, was $7.4 million, or $0.41 per diluted share, compared to core net income of $6.6 million, or $0.48 per diluted share, for the quarter ended June 30, 2019. Notable events impacting earnings for the quarter ended June 30, 2020, included the incurrence of $6.6 million in acquisition-related expenses, compared to the incurrence of $436,000 in acquisition-related expenses and a $593,000 gain associated with the sale of a banking center for the quarter ended June 30, 2019. Core net income for the six months ended June 30, 2020 was $12.3 million, or $0.79 per diluted share, compared to core net income of $12.2 million, or $0.89 per diluted share, for the six months ended June 30, 2019. Core net income for the six months ended June 30, 2020 included the realization of $126,000 in gains associated with the disposal of former bank premises and equipment in other income and $7.8 million in acquisition-related expenses in other expenses compared to gains of $593,000 from the sale of a banking center and the incurrence of $386,000 in acquisition-related expenses for the six months ended June 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$36,981	$25,896	$62,907	$50,483
Core interest income	36,981	25,896	62,907	50,483
Interest Expense:
Interest expense	5,972	5,703	11,777	11,170
Core interest expense	5,972	5,703	11,777	11,170
Provision for Loan Losses:
Provision for loan losses	5,443	1,302	6,810	1,935
Core provision expense	5,443	1,302	6,810	1,935
Other Income:
Other income	4,996	4,219	7,800	6,530
Sale of Impaired Credit	-	(91)	-	(91)
(Gains) on former bank premises and equipment	-	-	(126)	-
(Gains) on sale of securities	-	(58)	(25)	(58)
(Gains) Losses on Sale of Banking Center	-	(593)	-	(593)
Core other income	4,996	3,477	7,649	5,788
Other Expenses:
Other expenses	27,797	14,577	44,440	28,367
Acquisition-related expenses (2)	(6,573)	(436)	(7,785)	(386)
Stock option exercises - excess taxes	-	-	(71)	-
Core other expenses	21,224	14,141	36,584	27,981
Pre-Tax Income:
Pre-tax income	2,675	8,533	7,680	15,541
Sale of Impaired Credit	-	(91)	-	(91)
(Gains) on former bank premises and equipment	-	-	(126)	-
(Gains) on sale of securities	-	(58)	(25)	(58)
(Gains) Losses on Sale of Banking Center	-	(593)	-	(593)
Acquisition-related expenses (2)	6,573	436	7,785	386
Stock option exercises - excess taxes	-	-	71	-
Core pre-tax income	9,248	8,227	15,385	15,185

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Provision for Income Taxes (1):
Provision for income taxes	623	1,690	1,129	3,039
Tax on sale of impaired credit	-	(19)	-	(19)
Tax on (gains) on former bank premises and equipment	-	-	(26)	-
Tax on (gains) on sale of securities	-	(12)	(5)	(12)
Tax on sale of banking center	-	(125)	-	(125)
Tax on acquisition-related expenses (2)	1,275	91	1,366	75
Tax on stock option exercises	-	-	601
Core provision for income taxes	1,898	1,625	3,065	2,958
Net Income:
Net income	2,052	6,843	6,551	12,502
Sale of impaired credit, net of tax	-	(72)	-	(72)
(Gains) on former bank premises and equipment , net of tax	-	-	(100)	-
(Gains) on sale of securities, net of tax	-	(46)	(20)	(46)
(Gains) on sale of banking center, net of tax	-	(468)	-	(468)
Acquisition-related expenses (2), net of tax	5,298	345	6,419	311
Stock option exercises, net of tax	-	-	(530)	-
Core net income	$7,350	$6,602	$12,320	$12,227
Diluted Earnings Per Share:
Diluted earnings per share	$0.11	$0.50	$0.42	$0.91
Sale of impaired credit, net of tax	-	(0.01)	-	(0.01)
(Gains) on former bank premises and equipment , net of tax	-	-	(0.01)	-
Tax on sale of banking center	-	(0.04)	-	(0.03)
Acquisition-related expenses (2), net of tax	0.30	0.03	0.40	0.02
Stock option exercises	-	-	(0.03)	-
Core diluted earnings per share	$0.41	$0.48	$0.78	$0.89

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity	$386,336	$285,097
Adjustments:
Goodwill	(53,649)	(48,495)
Core deposit and other intangibles	(10,389)	(6,694)
Total tangible common equity	$322,298	$229,908
Common shares outstanding(1)	20,667,237	13,279,363
Book value per common share(1)	$18.69	$21.47
Tangible book value per common share(1)	15.59	17.31

(1)

Excludes the dilutive effect, if any, of 395,300 and 725,300 shares of common stock issuable upon exercise of outstanding stock options and warrants as of June 30, 2020 and December 31, 2019, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity	$386,336	$285,097
Adjustments:
Goodwill	(53,649)	(48,495)
Core deposit and other intangibles	(10,389)	(6,694)
Total tangible common equity	$322,298	$229,908
Tangible Assets
Total assets	$3,961,138	$2,273,835
Adjustments:
Goodwill	(53,649)	(48,495)
Core deposit and other intangibles	(10,389)	(6,694)
Total tangible assets	$3,897,100	$2,218,646
Common Equity to Total Assets	9.80%	12.50%
Tangible Common Equity to Tangible Assets	8.3	10.4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We may experience an increase in nonperforming loans in the portion of our loan portfolio subject to modification under our COVID-19 Deferral Assistance Program.

As of June 30, 2020, loans with aggregate outstanding principal of approximately $938.5 million, or approximately 31.3% of our loans held for investment, have been modified under the terms of our COVID-19 Deferral Assistance Program.  These modifications primarily included 90-day deferrals of principal payments or 90-day deferrals of principal and interest payments.  In certain limited circumstances, we granted a 90-day deferral using a hybrid approach in which payments of principal and interest were deferred during the first part of the deferral period followed by a period in which only principal payments were deferred.  In addition, we have granted a limited number of borrowers with a second 90-day deferral of principal payments on a case-by-case basis.  As these deferral periods end and borrowers are required to resume normal payments of principal and interest, we expect that some of these modified loans may become nonperforming loans. We expect that borrowers in the industries most affected by COVID-19 and the related suspension of certain business activity, including hospitality, energy, non-essential retail, and healthcare, among others, may experience the most difficulty in resuming normal payments of principal and interest.  Except for those borrowers of modified loans who have failed to fulfill their obligations under the modifications, these modified loans are reported as performing loans as of June 30, 2020.  However, in the event that we experience a material number of our borrowers who are unable to resume normal payments following the expiration of their deferral periods, we may be required to increase our provision for loan losses, which would reduce our profitability and adversely affect our business, financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

(a)	Not applicable.

(b)	Not applicable.

(c)

On December 14, 2018, the Company announced the approval of a stock repurchase program authorizing the Company to repurchase shares of its common stock with an aggregate purchase price of up to $15,000,000 from time to time, subject to limitations and conditions. The stock repurchase program was effective immediately and will continue for a period of 24 months. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2020.

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

4.2

Form of 6.75% Fixed-to-Floating Subordinated Note due 2033 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on December 19, 2018 (File No. 001- 38447)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

August 7, 2020	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 7, 2020	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer