Form 10-Q
period 2020-09-30
Business First Bancshares, Inc.
filed 2020-11-06
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 31, 2020, the issuer has outstanding 20,667,237 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2020	December 31,
	(Unaudited)	2019
ASSETS
Cash and Due from Banks	$103,894	$89,371
Federal Funds Sold	8,395	61,372
Securities Available for Sale, at Fair Values	547,535	278,193
Mortgage Loans Held for Sale	671	251
Loans and Lease Receivable, Net of Allowance for Loan Losses of $20,340 at September 30, 2020 and $12,124 at December 31, 2019	3,062,134	1,698,141
Premises and Equipment, Net	59,241	29,280
Accrued Interest Receivable	25,622	8,025
Other Equity Securities	15,641	12,565
Other Real Estate Owned	10,994	4,036
Cash Value of Life Insurance	44,779	32,568
Deferred Taxes	5,829	2,145
Goodwill	53,627	48,495
Core Deposit Intangible	10,061	6,694
Other Assets	6,247	2,699
Total Assets	$3,954,670	$2,273,835

LIABILITIES
Deposits:
Noninterest Bearing	$945,485	$398,847
Interest Bearing	2,290,776	1,383,163
Total Deposits	3,236,261	1,782,010
Securities Sold Under Agreements to Repurchase	24,604	67,989
Short Term Borrowings	5,033	-
Long Term Borrowings	6,000	-
Paycheck Protection Program Liquidity Facility	107,076	-
Federal Home Loan Bank Borrowings	117,950	93,000
Subordinated Debt	25,000	25,000
Subordinated Debt - Trust Preferred Securities	5,000	-
Accrued Interest Payable	3,621	1,533
Other Liabilities	26,039	19,206
Total Liabilities	3,556,584	1,988,738

Commitments and Contingencies (See Note 8)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,667,237 and 13,279,363 Shares Issued and Outstanding at September 30, 2020 and December 31, 2019, respectively	20,667	13,279
Additional Paid-in Capital	299,762	212,505
Retained Earnings	67,399	56,700
Accumulated Other Comprehensive Income	10,258	2,613
Total Shareholders' Equity	398,086	285,097
Total Liabilities and Shareholders' Equity	$3,954,670	$2,273,835

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income:
Interest and Fees on Loans	$39,918	$24,408	$98,697	$70,701
Interest and Dividends on Securities	2,474	1,783	6,380	5,486
Interest on Federal Funds Sold and Due From Banks	69	129	291	616
Total Interest Income	42,461	26,320	105,368	76,803
Interest Expense:
Interest on Deposits	4,345	5,050	13,826	14,845
Interest on Borrowings	1,184	1,012	3,480	2,387
Total Interest Expense	5,529	6,062	17,306	17,232
Net Interest Income	36,932	20,258	88,062	59,571
Provision for Loan Losses	2,491	479	9,301	2,414
Net Interest Income after Provision for Loan Losses	34,441	19,779	78,761	57,157
Other Income:
Service Charges on Deposit Accounts	1,592	1,035	3,686	3,007
Gain on Sales of Securities	95	26	120	84
Other Income	2,530	861	8,211	5,361
Total Other Income	4,217	1,922	12,017	8,452
Other Expenses:
Salaries and Employee Benefits	15,430	8,793	42,486	26,101
Occupancy and Equipment Expense	3,228	2,135	8,007	5,913
Other Expenses	8,293	3,950	20,898	11,231
Total Other Expenses	26,951	14,878	71,391	43,245
Income Before Income Taxes	11,707	6,823	19,387	22,364
Provision for Income Taxes	2,098	1,312	3,227	4,351
Net Income	$9,609	$5,511	$16,160	$18,013
Earnings Per Share:
Basic	$0.47	$0.41	$0.93	$1.35
Diluted	$0.46	$0.40	$0.93	$1.32

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Net Income	$9,609	$5,511	$16,160	$18,013

Other Comprehensive Income:
Unrealized Gain on Investment Securities	2,168	657	9,282	7,888
Unrealized Gain on Other Equity Securities	407	-	407	-
Reclassification Adjustment for Gains included in Net Income	(95)	(26)	(120)	(84)
Income Tax Effect	(435)	(133)	(1,924)	(1,639)
Other Comprehensive Income	2,045	498	7,645	6,165
Consolidated Comprehensive Income	$11,654	$6,009	$23,805	$24,178

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2019	$13,361	$213,823	$48,087	$2,198	$277,469
Comprehensive Income:
Net Income	-	-	5,511	-	5,511
Other Comprehensive Income	-	-	-	498	498
Cash Dividends Declared, $0.10 Per Share	-	-	(1,333)	-	(1,333)
Stock Issuance	25	339	-	-	364
Stock Based Compensation Cost	-	384	-	-	384
Common Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at September 30, 2019	$13,275	$212,104	$52,265	$2,696	$280,340

Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336
Comprehensive Income:
Net Income	-	-	9,609	-	9,609
Other Comprehensive Income	-	-	-	2,045	2,045
Cash Dividends Declared, $0.10 Per Share	-	-	(2,060)	-	(2,060)
Stock Based Compensation Cost	-	1,359	-	-	1,359
Other Stock Based Compensation	-	797	-	-	797
Balances at September 30, 2020	$20,667	$299,762	$67,399	$10,258	$398,086

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	18,013	-	18,013
Other Comprehensive Income	-	-	-	6,165	6,165
Cash Dividends Declared, $0.28 Per Share	-	-	(3,730)	-	(3,730)
Stock Issuance	139	1,493	-	-	1,632
Stock Based Compensation Cost	44	919	-	-	963
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Common Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at September 30, 2019	$13,275	$212,104	$52,265	$2,696	$280,340

Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	16,160	-	16,160
Other Comprehensive Income	-	-	-	7,645	7,645
Cash Dividends Declared, $0.30 Per Share	-	-	(5,461)	-	(5,461)
Stock Issuance	7,947	94,097	-	-	102,044
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	49	1,873	-	-	1,922
Common Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Balances at September 30, 2020	$20,667	$299,762	$67,399	$10,258	$398,086

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Consolidated Net Income	$16,160	$18,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	9,301	2,414
Depreciation and Amortization	2,154	1,223
Net Accretion of Purchase Accounting Adjustments	(4,529)	(1,336)
Stock Based Compensation Cost	1,922	755
Net Amortization of Securities	3,458	1,268
Gain on Sales of Securities	(120)	(84)
Income on Other Equity Securities	(2,473)	(1,495)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	169	(27)
Increase in Cash Value of Life Insurance	(689)	(516)
Credit for Deferred Income Taxes	(5,608)	(216)
Gain on Sale of Branch	-	(581)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(12,375)	710
(Increase) Decrease in Other Assets	4,276	(325)
Increase (Decrease) in Accrued Interest Payable	(572)	463
Increase in Other Liabilities	4,068	1,235
Net Cash Provided by Operating Activities	15,142	21,501

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(107,977)	(24,162)
Proceeds from Maturities / Sales of Securities Available for Sale	56,137	22,825
Proceeds from Paydowns of Securities Available for Sale	52,920	29,242
Net Cash Received in Acquisition	106,000	-
Net Cash Paid in Sale of Branch	-	(17,448)
Purchases of Other Equity Securities	(571)	(3,030)
Redemption of Other Equity Securities	5,513	1,110
Net Increase in Loans	(477,621)	(172,190)
Purchases of Premises and Equipment	(2,729)	(2,034)
Loss on Disposal of Premises and Equipment	627	650
Proceeds from Sales of Other Real Estate	1,790	891
Net (Increase) Decrease in Federal Funds Sold	52,977	(1,869)
Net Cash Used in Investing Activities	(312,934)	(166,015)

(CONTINUED)

	For The Nine Months Ended September 30,
	2020	2019
Cash Flows From Financing Activities:
Net Increase in Deposits	278,184	24,641
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(45,988)	18,808
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(15,121)	73,000
Net Proceeds from Short Term Borrowings	1,382	-
Net Proceeds from Long Term Borrowings	105,279	-
Proceeds from Issuance of Common Stock	3,361	756
Surrendered Shares of Options Exercised	(4,321)	-
Repurchase of Common Stock	(5,000)	(2,553)
Proceeds from Exercise of Stock Warrants	-	876
Payment of Dividends on Common Stock	(5,461)	(3,730)
Net Cash Provided by Financing Activities	312,315	111,798
Net Increase (Decrease) in Cash and Cash Equivalents	14,523	(32,716)
Cash and Cash Equivalents at Beginning of Period	89,371	96,072
Cash and Cash Equivalents at End of Period	$103,894	$63,356

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$12,025	$14,402
Interest on Borrowings	$3,193	$2,367
Income Tax Payments	$3,595	$4,500

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$9,162	$7,804
Change in the Unrealized Gain on Equity Securities	$407	$-
Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(1,924)	$(1,639)
Transfer of Loans to Other Real Estate	$1,227	$1,310
Transfer of Premises and Equipment to Other Real Estate	$5,970	$-
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,331,199	$-
Other Intangible Assets Acquired	4,211	-
Liabilities Assumed	1,241,858	-
Net Identifiable Assets Acquired Over Liabilities Assumed	$93,552	$-

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

Cost and Allocation of Purchase Price for Pedestal Bancshares, Inc. (Pedestal):
(Dollars in thousands, except per share data)

Purchase Price:
Shares Issued to Pedestal Shareholders on May 1, 2020	7,614,506
Closing Stock Price on May 1, 2020	$12.96
Total Purchase Price	$98,684
Net Assets Acquired:
Cash and Cash Equivalents	$106,000
Securities Available for Sale	264,517
Loans and Leases Receivable	893,295
Premises and Equipment, Net	35,983
Cash Value of Life Insurance	11,522
Core Deposit Intangible	4,211
Other Assets	19,882
Total Assets	1,335,410

Deposits	1,177,137
Borrowings	59,399
Other Liabilities	5,322
Total Liabilities	1,241,858
Net Assets Acquired	93,552
Goodwill Resulting from Merger	$5,132

The Company has recorded approximately $9.0 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits through September 30, 2020.

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

Deposits: The fair values used for the demand and savings deposits, by definition, equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis, that applied interest rates currently being offered to the contractual interest rates on such time deposits.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)

Interest Income	$42,461	$43,495	$126,232	$127,539
Interest Expense	5,529	7,882	19,485	22,497
Net Interest Income	36,932	35,613	106,747	105,042
Provision for Loan Losses	2,491	479	9,301	2,414
Net Interest Income after Provision for Loan Losses	34,441	35,134	97,446	102,628
Noninterest Income	4,217	4,983	16,548	17,019
Noninterest Expense	25,895	24,735	76,440	73,899
Income Before Income Taxes	12,763	15,382	37,554	45,748
Income Tax Expense	2,320	3,109	7,042	9,262
Net Income	$10,443	$12,273	$30,512	$36,486

Earnings Per Common Share
Basic	$0.51	$0.59	$1.48	$1.74
Diluted	$0.50	$0.58	$1.47	$1.71

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value adjustments: Pro forma adjustment to net interest income of $2.4 million for the three months ended September 30, 2019 and $7.1 million for the nine months ended September 30, 2019 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits. Pro forma adjustment to net interest income of $3.1 million for the nine months ended September 30, 2020 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $280,000 for the three months ended September 30, 2019, $1.7 million for the nine months ended September 30, 2019, and $650,000 for the nine months ended September 30, 2020 to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition -related expenses of $1.2 million were removed for the three months ended September 30, 2020 and $9.0 million for the nine months ended September 30, 2020.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$9,609	$5,511	$16,160	$18,013
Denominator:
Weighted Average Common Shares Outstanding	20,613,481	13,315,351	17,356,830	13,321,566
Dilutive Effect of Stock Options and RSAs	90,963	354,019	52,991	354,019
Weighted Average Dilutive Common Shares	20,704,444	13,669,370	17,409,821	13,675,585

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.47	$0.41	$0.93	$1.35

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.46	$0.40	$0.93	$1.32

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,582	$5	$-	$2,587
Corporate Securities	30,020	199	111	30,108
Mortgage-Backed Securities	285,348	7,231	160	292,419
Municipal Securities	215,672	5,217	55	220,834
Other Securities	1,444	143	-	1,587
Total Securities Available for Sale	$535,066	$12,795	$326	$547,535

	December 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$15,654	$303	$20	$15,937
Corporate Securities	23,774	98	158	23,714
Mortgage-Backed Securities	137,817	2,139	497	139,459
Municipal Securities	97,641	1,447	5	99,083
Other Securities	-	-	-	-
Total Securities Available for Sale	$274,886	$3,987	$680	$278,193

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	3,231	26	2,415	85	5,646	111
Mortgage-Backed Securities	32,542	159	20	1	32,562	160
Municipal Securities	10,842	55	380	-	11,222	55
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$46,615	$240	$2,815	$86	$49,430	$326

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,486	$20	$-	$-	$2,486	$20
Corporate Securities	-	-	6,360	158	6,360	158
Mortgage-Backed Securities	950	4	44,366	493	45,316	497
Municipal Securities	948	4	1,261	1	2,209	5
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$4,384	$28	$51,987	$652	$56,371	$680

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$20,637	$20,751
One to Five Years	105,975	108,048
Over Five to Ten Years	254,610	261,188
Over Ten Years	153,844	157,548
Total Securities Available for Sale	$535,066	$547,535

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Real estate loans:
Construction and land	$334,100	$244,181
Farmland	56,567	48,681
1-4 family residential	493,344	293,142
Multi-family residential	99,901	36,454
Nonfarm nonresidential	970,197	612,608
Commercial	1,015,173	390,398
Consumer	113,192	84,801
Total loans held for investment	3,082,474	1,710,265

Less:
Allowance for loan losses	(20,340)	(12,124)
Net loans	$3,062,134	$1,698,141

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans accounted for $392.9 million and $4.8 million of the commercial and consumer portfolios, respectively, as of September 30, 2020.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, excluding the SBA PPP loans which are pledged to the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”), are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2020 and December 31, 2019.

Net deferred loan origination fees were $13.1 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively, and are netted in their respective loan categories above. The majority of the fees, $9.4 million, at September 30, 2020 are associated with the SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2020 and December 31, 2019, overdrafts of $816,000 and $276,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $157.8 million and $129.7 million at September 30, 2020 and December 31, 2019, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at September 30, 2020 includes $868.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at September 30, 2020 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $69.0 million and acquired performing loans not accounted for under ASC 310-30 totaling $811.0 million with a remaining purchase discount of $11.5 million.

Total loans held for investment at December 31, 2019 includes $180.0 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2019 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $5.0 million and acquired performing loans not accounted for under ASC 310-30 totaling $177.1 million with a remaining purchase discount of $2.0 million.

The following tables set forth, as of September 30, 2020 and December 31, 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(12)	(2)	(323)	-	-	(560)	(351)	(1,248)
Recoveries	10	-	5	-	12	77	59	163
Provision	861	293	1,580	626	3,350	1,804	787	9,301
Ending Balance	$2,727	$520	$3,150	$852	$7,244	$4,735	$1,112	$20,340
Ending Balance:
Individually evaluated for impairment	$-	$3	$62	$-	$212	$372	$98	$747
Collectively evaluated for impairment	$2,727	$517	$3,088	$852	$7,032	$4,363	$1,014	$19,593
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$334,100	$56,567	$493,344	$99,901	$970,197	$1,015,173	$113,192	$3,082,474
Ending Balance:
Individually evaluated for impairment	$408	$211	$3,915	$-	$5,295	$5,165	$442	$15,436
Collectively evaluated for impairment	$332,705	$56,246	$457,387	$99,901	$938,322	$1,003,049	$110,444	$2,998,054
Purchased Credit Impaired (1)	$987	$110	$32,042	$-	$26,580	$6,959	$2,306	$68,984

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

Within the commercial and consumer loans are 100% government guaranteed SBA PPP loans. These loans are separately reserved for within the Company’s allowance for loan losses.

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of September 30, 2020 and December 31, 2019, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$331,358	$698	$1,636	$408	$334,100
Farmland	54,539	1,750	-	278	56,567
1-4 family residential	475,923	9,923	4,024	3,474	493,344
Multi-family residential	99,541	331	29	-	99,901
Nonfarm nonresidential	949,725	12,584	3,824	4,064	970,197
Commercial	996,956	11,864	4,286	2,067	1,015,173
Consumer	110,636	1,926	198	432	113,192
Total	$3,018,678	$39,076	$13,997	$10,723	$3,082,474

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	-	32	-	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

The following tables provide an analysis of the aging of loans and leases as of September 30, 2020 and December 31, 2019. Past due and non-accrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2020
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$1,018	$230	$973	$2,221	$331,879	$334,100	$593
Farmland	130	-	269	399	56,168	56,567	70
1-4 family residential	1,946	627	1,519	4,092	489,252	493,344	270
Multi-family residential	-	-	-	-	99,901	99,901	-
Nonfarm nonresidential	2,725	567	1,270	4,562	965,635	970,197	540
Commercial	261	365	1,553	2,179	1,012,994	1,015,173	452
Consumer	300	32	229	561	112,631	113,192	62
Total	$6,380	$1,821	$5,813	$14,014	$3,068,460	$3,082,474	$1,987

	December 31, 2019
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$483	$17	$379	$879	$243,302	$244,181	$-
Farmland	18	16	143	177	48,504	48,681	-
1-4 family residential	1,245	975	1,000	3,220	289,922	293,142	29
Multi-family residential	32	-	-	32	36,422	36,454	-
Nonfarm nonresidential	181	610	1,529	2,320	610,288	612,608	-
Commercial	126	142	1,311	1,579	388,819	390,398	-
Consumer	143	34	405	582	84,219	84,801	43
Total	$2,228	$1,794	$4,767	$8,789	$1,701,476	$1,710,265	$72

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2020 and December 31, 2019. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $234,000 and $69,000 for the nine months ending September 30, 2020 and the year ending December 31, 2019, respectively.

	September 30, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$-	$-	$-	$-
Farmland	19	21	3	19
1-4 family residential	380	411	62	378
Multi-family residential	-	-	-	-
Nonfarm nonresidential	635	635	212	678
Other Loans:
Commercial	747	846	372	1,393
Consumer	112	124	98	170
Total	$1,893	$2,037	$747	$2,638

With no allowance recorded:
Real Estate Loans:
Construction and land	$408	$440	$-	$507
Farmland	191	197	-	214
1-4 family residential	3,536	4,349	-	3,572
Multi-family residential	-	-	-	-
Nonfarm nonresidential	4,660	5,231	-	4,148
Other Loans:
Commercial	4,418	4,557	-	7,614
Consumer	330	389	-	378
Total	$13,543	$15,163	$-	$16,433

Total Impaired Loans:
Real Estate Loans:
Construction and land	$408	$440	$-	$507
Farmland	210	218	3	233
1-4 family residential	3,916	4,760	62	3,950
Multi-family residential	-	-	-	-
Nonfarm nonresidential	5,295	5,866	212	4,826
Other Loans:
Commercial	5,165	5,403	372	9,007
Consumer	442	513	98	548
Total	$15,436	$17,200	$747	$19,071

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

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the nine months ended September 30, 2020:

Balance at December 31, 2019	$1,489
Accretable difference relating to purchased impaired credits acquired in Pedestal acquisition	9,202
Transfers from non-accretable difference to accretable yield	2,022
Accretion	(1,987)
Changes in expected cash flows not affecting non-accretable differences	882
Balance at September 30, 2020	$11,608

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2020 and December 31, 2019, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of September 30, 2020 and December 31, 2019. The Bank had no troubled debt restructurings that had subsequently defaulted during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Modifications as of September 30, 2020:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	4	$268	$251
Nonfarm nonresidential	3	2,411	1,993
Other Loans:
Commercial	7	5,150	4,198
Consumer	3	18	10
Total	17	$7,847	$6,452

Modifications as of December 31, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$219
Nonfarm nonresidential	3	2,411	2,044
Other Loans:
Commercial	6	5,914	2,755
Consumer	1	11	9
Total	13	$8,571	$5,027

As of September 30, 2020, payment deferrals of $908.5 million were generally granted due to the effects of the COVID-19 pandemic.  The Company had 245 loans with outstanding principal balances of $184.3 million within the deferral periods, although $149.4 million were qualifying interest-only modifications executed for strategic pricing purposes to seasoned, highly rated clients. Based on the interpretive guidance released by the FASB and our regulators, the Company determined modifications associated with the COVID-19 pandemic were not troubled debt restructurings.

The Company also granted temporary payment deferrals of principal and interest for 60 days to certain clients due to the impact of Hurricane Laura during the quarter ended September 30, 2020. The deferrals associated with Hurricane Laura had outstanding balances of $85.8 million as of September 30, 2020. The Company determined these were not troubled debt restructurings.

Accrued interest receivable of $8.8 million was outstanding as of September 30, 2020 for all loan deferrals related to the COVID-19 pandemic and Hurricane Laura.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long Term Debt –

During the nine months ended September 30, 2020, the Company borrowed $107.1 million from the Federal Reserve Bank through the Paycheck Protection Program Liquidity Facility at an interest of 0.35% per annum. The debt matures within two years, or when individual loans serving as collateral are repaid. This debt is fully collateralized by pledged SBA PPP loans.

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.0 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Company had a weighted average lease term of 7.7 years and a weighted average discount rate of 2.97%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2020 through September 30, 2021	$592
October 1, 2021 through September 30, 2022	2,159
October 1, 2022 through September 30, 2023	1,977
October 1, 2023 through September 30, 2024	1,869
October 1, 2024 and Thereafter	7,870
Total Future Minimum Lease Payments	14,467
Less Imputed Interest	(1,555)
Present Value of Lease Liabilities	$12,912

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $670.8 million and standby and commercial letters of credit of approximately $24.7 million at September 30, 2020.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2020
Available for Sale:
U.S. Government Agency Securities	$2,587	$-	$2,587	$-
Corporate Securities	30,108	-	20,455	9,653
Mortgage-Backed Securities	292,419	-	292,419	-
Municipal Securities	220,834	-	199,931	20,903
Other Securities	1,587	-	1,587	-
Mortgage Loans Held for Sale	671	-	671	-
Total	$548,206	$-	$517,650	$30,556

December 31, 2019
Available for Sale:
U.S. Government Agency Securities	$15,937	$-	$15,937	$-
Corporate Securities	23,714	-	23,714	-
Mortgage-Backed Securities	139,459	-	139,459	-
Municipal Securities	99,083	-	92,496	6,587
Other Securities	-	-	-	-
Mortgage Loans Held for Sale	251	-	251	-
Total	$278,444	$-	$271,857	$6,587

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2020
Assets:
Impaired Loans	$20,113	$-	$20,113	$-
Other Nonperforming Assets	11,408	-	11,408	-
Total	$31,521	$-	$31,521	$-

December 31, 2019
Assets:
Impaired Loans	$15,876	$-	$15,876	$-
Other Nonperforming Assets	4,196	-	4,196	-
Total	$20,072	$-	$20,072	$-

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2020
Financial Assets:
Cash and Short-Term Investments	$112,289	$112,289	$112,289	$-	$-
Securities	547,535	547,535	-	516,979	30,556
Mortgage Loans Held for Sale	671	671	-	671	-
Loans - Net	3,062,134	3,066,137	-	-	3,066,137
Cash Value of BOLI	44,779	44,779	-	44,779	-
Other Equity Securities	15,641	15,641	-	-	15,641
Total	$3,783,049	$3,787,052	$112,289	$562,429	$3,112,334

Financial Liabilities:
Deposits	$3,236,261	$3,244,184	$-	$-	$3,244,184
Borrowings	290,663	318,878	-	318,878	-
Total	$3,526,924	$3,563,062	$-	$318,878	$3,244,184

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Financial Assets:
Cash and Short-Term Investments	$150,743	$150,743	$150,743	$-	$-
Securities	278,193	278,193	-	271,606	6,587
Mortgage Loans Held for Sale	251	251	-	251	-
Loans - Net	1,698,141	1,696,470	-	-	1,696,470
Cash Value of BOLI	32,568	32,568	-	32,568	-
Other Equity Securities	12,565	12,565	-	-	12,565
Total	$2,172,461	$2,170,790	$150,743	$304,425	$1,715,622

Financial Liabilities:
Deposits	$1,782,010	$1,782,692	$-	$-	$1,782,692
Borrowings	185,989	202,863	-	202,863	-
Total	$1,967,999	$1,985,555	$-	$202,863	$1,782,692

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2019 to September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and Dallas, Texas. We currently operate out of 42 banking centers in markets across Louisiana and in Dallas, Texas. As of September 30, 2020, we had total assets of $4.0 billion, total loans of $3.1 billion, total deposits of $3.2 billion, and total shareholders’ equity of $398.1 million.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●	In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses in the second and third quarter of 2020;

●	We instituted a COVID-19 Deferral Assistance Program, described in further detail below, under which we have agreed to allow borrowers to defer certain payments on loans;

●	We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below;

●	We amended our bylaws to allow for shareholders to participate in our annual and special meetings by means of remote communication; and we held our annual meeting in the form of a virtual meeting;

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

COVID-19 and Hurricane Laura Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of September 30, 2020, we had agreed to deferrals on approximately 2,400 loans with an aggregate outstanding balance of $908.5 million. We had 245 loans with outstanding principal balances of $184.3 million within the deferral periods, although $149.4 million were qualifying interest-only modifications executed for strategic pricing purposes to seasoned, highly rated clients.

In accordance with Financial Accounting Standards Board (“FASB”) and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance.

We also granted $85.8 million in 60-day deferrals of principal and interest to certain clients due to the impact of Hurricane Laura during the quarter ended September 30, 2020. We determined these were not troubled debt restructurings.

SBA PPP Participation

Additionally, Business First funded approximately 2,800 PPP loans with an aggregate balance of $397.7 million and an average loan balance of approximately $141,000. We also utilized the Paycheck Protection Program Liquidity Facility (“PPPLF”), drawing $107.1 million from the PPPLF to help fund PPP loans.

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2020 include:

•	Total assets of $4.0 billion, a $1.7 billion, or 73.9%, increase from December 31, 2019.

•	Total loans held for investment of $3.1 billion, a $1.4 billion, or 80.2%, increase from December 31, 2019.

•	Total deposits of $3.2 billion, a $1.5 billion, or 81.6%, increase from December 31, 2019.

•	Net income of $9.6 million, a $4.1 million, or 74.4%, increase from the three months ended September 30, 2019.

•	Net interest income of $36.9 million, an increase of $16.7 million, or 82.3%, from the three months ended September 30, 2019.

•

Allowance for loan and lease losses of 0.66% of total loans held for investment, compared to 0.71% as of December 31, 2019, and a ratio of nonperforming loans to total loans held for investment of 0.32%, compared to 0.53% as of December 31, 2019.

•

Earnings per share for the first nine months of 2020 of $0.93 per basic share and $0.93 per diluted share, compared to $1.35 per basic share and $1.32 per diluted share for the first nine months of 2019.

•	Return on average assets of 0.67% over the first nine months of 2020, compared to 1.14% for the first nine months of 2019.

•	Return on average equity of 6.30% over the first nine months of 2020, compared to 8.88% for the first nine months of 2019.

•

Community Bank Leverage Ratio (“CBLR”) as of September 30, 2020 was 8.74%, as we opted in to adopt the CBLR framework, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital 10.56%, 11.43%, 11.43%, and 13.30%, respectively as of December 31, 2019.

•	Book value per share of $19.26, a decrease of 10.3% from $21.47 at December 31, 2019.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Performance Summary

For the three months ended September 30, 2020, net income was $9.6 million, or $0.47 per basic share and $0.46 per diluted share, compared to net income of $5.5 million, or $0.41 per basic share and $0.40 per diluted share, for the three months ended September 30, 2019. Return on average assets, on an annualized basis, decreased to 0.98% for the three months ended September 30, 2020, from 1.02% for the three months ended September 30, 2019. Return on average equity, on an annualized basis, increased to 9.85% for the three months ended September 30, 2020, as compared to 7.93% for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, net income was $16.2 million, or $0.93 per basic share and $0.93 per diluted share, compared to net income of $18.0 million, or $1.35 per basic share and $1.32 per diluted share, for the nine months ended September 30, 2019. Return on average assets, on an annualized basis, decreased to 0.67% for the nine months ended September 30, 2020, from 1.14% for the nine months ended September 30, 2019. Return on average equity, on an annualized basis, decreased to 6.30% for the nine months ended September 30, 2020, as compared to 8.88% for the nine months ended September 30, 2019.

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

For the three months ended September 30, 2020, net interest income totaled $36.9 million, and net interest margin and net interest spread were 4.06% and 3.81%, respectively, compared to $20.3 million, 4.10%, and 3.66%, respectively, for the three months ended September 30, 2019. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.65% for the three months ended September 30, 2020, compared to 5.87% for the three months ended September 30, 2019, and the average yield on total interest-earning assets was 4.67% for the three months ended September 30, 2020, compared to 5.32% for the three months ended September 30, 2019. For the three months ended September 30, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 68 basis points compared to the three months ended September 30, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and accretion recognized on borrowings from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued downward pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

For the nine months ended September 30, 2020, net interest income totaled $88.1 million, and net interest margin and net interest spread were 3.97% and 3.66%, respectively, compared to $59.6 million, 4.10%, and 3.68%, respectively, for the nine months ended September 30, 2019. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.61% for the nine months ended September 30, 2020, compared to 5.87% for the nine months ended September 30, 2019, and the average yield on total interest-earning assets was 4.75% for the nine months ended September 30, 2020, compared to 5.29% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 45 basis points compared to the nine months ended September 30, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2020 and 2019, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP)	$2,638,417	$37,250	5.65%	$1,664,283	$24,408	5.87%
SBA PPP loans	399,366	2,668	2.67	—	—	—
Securities available for sale	564,630	2,474	1.75	297,121	1,783	2.40
Interest-bearing deposits in other banks	33,970	69	0.81	16,070	129	3.21
Total interest-earning assets	3,636,383	42,461	4.67	1,977,474	26,320	5.32
Allowance for loan losses	(19,329)			(11,783)
Noninterest-earning assets	316,577			191,068
Total assets	$3,933,631	$42,461		$2,156,759	$26,320

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,262,774	$4,345	0.77%	$1,300,740	$5,050	1.55%
Subordinated debt	25,000	422	6.75	25,000	422	6.75
Subordinated debt – trust preferred securities	5,000	45	3.60	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	122,592	515	1.68	105,588	560	2.12
Paycheck protection program liquidity facility (“PPPLF”)	107,076	95	0.35	—	—	—
Other borrowings	35,437	107	1.21	23,718	30	0.51
Total interest-bearing liabilities	2,557,879	5,529	0.86	1,455,046	6,062	1.67

Noninterest-bearing liabilities:
Noninterest-bearing deposits	957,090			398,748
Other liabilities	28,453			24,937

Total noninterest-bearing liabilities	985,543			423,685
Shareholders’ equity	390,209			278,028

Total liabilities and shareholders’ equity	$3,933,631			$2,156,759

Net interest rate spread(1)			3.81%			3.66%
Net interest income		$36,932			$20,258
Net interest margin(2)			4.06%			4.10%
Overall cost of funds			0.63%			1.31%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP)	$2,227,681	$93,699	5.61%	$1,605,423	$70,701	5.87%
SBA PPP loans	240,164	4,998	2.77	—	—	—
Securities available for sale	444,237	6,380	1.91	303,374	5,486	2.41
Interest-bearing deposits in other banks	43,965	291	0.88	26,621	616	3.09
Total interest-earning assets	2,956,047	105,368	4.75	1,935,418	76,803	5.29
Allowance for loan losses	(15,046)			(11,625)
Noninterest-earning assets	283,939			187,924
Total assets	$3,224,940	$105,368		$2,111,717	$76,803

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,866,556	$13,826	0.99%	$1,323,927	$14,845	1.50%
Subordinated debt	25,000	1,266	6.75	25,000	1,267	6.75
Subordinated debt – trust preferred securities	2,778	79	3.79	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	116,785	1,538	1.76	59,990	1,065	2.37
Paycheck protection program liquidity facility (“PPPLF”)	61,326	167	0.36	—	—	—
Other borrowings	45,179	430	1.27	16,863	55	0.43
Total interest-bearing liabilities	2,117,624	17,306	1.09	1,425,780	17,232	1.61

Noninterest-bearing liabilities:
Noninterest-bearing deposits	738,578			396,452
Other liabilities	26,834			19,105
Total noninterest-bearing liabilities	765,412			415,557
Shareholders’ equity	341,904			270,380
Total liabilities and shareholders’ equity	$3,224,940			$2,111,717

Net interest rate spread(1)			3.66%			3.68%
Net interest income		$88,062			$59,571
Net interest margin(2)			3.97%			4.10%
Overall cost of funds			0.81%			1.26%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP)	$13,753	$(911)	$12,842
SBA PPP loans	2,668	—	2,668
Securities available for sale	1,172	(481)	691
Interest-earning deposits in other banks	36	(96)	(60)
Total increase (decrease) in interest income	$17,629	$(1,488)	$16,141

Interest-bearing liabilities:
Interest-bearing deposits	$1,847	$(2,552)	$(705)
Subordinated debt	—	—	—
Subordinated debt – trust preferred securities	45	—	45
Advances from FHLB	71	(116)	(45)
PPPLF	95	—	95
Other borrowings	35	42	77
Total increase (decrease) in interest expense	2,093	(2,626)	(533)
Increase (decrease) in net interest income	$15,536	$1,138	$16,674

	For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP)	$26,173	$(3,175)	$22,998
SBA PPP loans	4,998	—	4,998
Securities available for sale	2,023	(1,129)	894
Interest-earning deposits in other banks	115	(440)	(325)
Total increase (decrease) in interest income	$33,309	$(4,744)	$28,565

Interest-bearing liabilities:
Interest-bearing deposits	$4,019	$(5,039)	$(1,020)
Subordinated debt	—	—	—
Subordinated debt – trust preferred securities	79	—	79
Advances from FHLB	748	(275)	473
PPPLF	167	—	167
Other borrowings	270	105	375
Total increase (decrease) in interest expense	5,283	(5,209)	74
Increase (decrease) in net interest income	$28,026	$465	$28,491

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.5 million for the three months ended September 30, 2020 and $479,000 for the same period in 2019. For the nine months ended September 30, 2020 and 2019, the provision for loan losses was $9.3 million and $2.4 million, respectively. The higher provision for both the three months and nine months ended September 30, 2020 compared to the same period in 2019 relates primarily to loan growth and the impact of the COVID-19 pandemic, which was recorded through qualitative adjustments based on economic factors.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and pass-through income from small business investment company (“SBIC”) partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,592	$1,035	$557
Debit card and ATM fee income	1,399	460	939
Bank-owned life insurance income	237	175	62
Gain on sales of loans	—	24	(24)
Gain on sales of investment securities	95	26	69
Brokerage commission	281	15	266
Mortgage origination income	123	120	3
Correspondent bank income	45	118	(73)
Rental income	14	159	(145)
Gain (loss) on sales of other real estate owned	(104)	78	(182)
Loss on sale of banking center	—	(12)	12
Loss on sale / disposal of other assets	(627)	(650)	23
Pass-through income from SBIC partnerships	364	138	226
Other	798	236	562
Total noninterest income	$4,217	$1,922	$2,295

	For the Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$3,686	$3,007	$679
Debit card and ATM fee income	2,765	1,397	1,368
Bank-owned life insurance income	689	517	172
Gain on sales of loans	184	115	69
Gain on sales of investment securities	120	84	36
Brokerage commission	537	58	479
Mortgage origination income	364	308	56
Correspondent bank income	186	343	(157)
Rental income	60	488	(428)
Gain on sales of other real estate owned	28	27	1
Gain on sale of banking center	—	581	(581)
Loss on sale / disposal of other assets	(627)	(650)	23
Pass-through income from SBIC partnerships	2,368	1,404	964
Other	1,657	773	884
Total noninterest income	$12,017	$8,452	$3,565

Total noninterest income increased $2.3 million, or 119.4%, from the three months ended September 30, 2019.  The increase was primarily due to the increases in services charges of $557,000, or 53.8%, and debit card and ATM fee income of $939,000, or 204.1%, due to increased activity from the Pedestal acquisition, brokerage commission of $266,000, or 1,773.3%, due to the acquisition of Pedestal’s brokerage customers, pass-through income from SBIC partnerships of $226,000, or 163.8%, due to higher earnings from the equity investments, and other income of $562,000, or 238.1%, due primarily to the insurance settlement of $390,000, offset by a reduction of rental income of $145,000, or 91.2%, due to the expiration of a subleased building, and a loss on the sales of other real estate owned of $104,000, compared to a gain of $78,000 for the three months ended September 30, 2019.

Total noninterest income increased $3.6 million, or 42.2%, from the nine months ended September 30, 2019.  The increase was primarily due to the increases in service charges of $679,000, or 22.6%, and debit card and ATM fee income of $1.4 million, or 97.9%, due to increased activity from the Pedestal acquisition, brokerage commission of $479,000, or 825.9%, due to the acquisition of Pedestal’s brokerage customers, pass-through income from SBIC partnerships of $964,000, or 68.7%, due to higher earnings from the equity investments, and other noninterest income of $884,000, or 114.4%, offset by a reduction of rental income of $428,000, or 87.7%, due to the expiration of a sublease, and by the gain on sale of the banking center of $581,000 which occurred during the quarter ended June 30, 2019.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$15,430	$8,793	$6,637
Non-staff expenses:
Occupancy of bank premises	1,394	1,230	164
Depreciation and amortization	1,322	645	677
Data processing	1,832	380	1,452
FDIC assessment fees	594	(105)	699
Legal and other professional fees	555	346	209
Advertising and promotions	320	544	(224)
Utilities and communications	789	397	392
Ad valorem shares tax	673	345	328
Directors’ fees	117	121	(4)
Other real estate owned expenses and write-downs	171	19	152
Merger and conversion related expenses	556	350	206
Other	3,198	1,813	1,385
Total noninterest expense	$26,951	$14,878	$12,073

	For the Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$42,486	$26,101	$16,385
Non-staff expenses:
Occupancy of bank premises	3,824	3,412	412
Depreciation and amortization	2,996	1,906	1,090
Data processing	3,539	1,572	1,967
FDIC assessment fees	1,013	293	720
Legal and other professional fees	1,492	1,017	475
Advertising and promotions	960	1,150	(190)
Utilities and communications	1,751	1,018	733
Ad valorem shares tax	1,498	1,035	463
Directors’ fees	291	451	(160)
Other real estate owned expenses and write-downs	475	118	357
Merger and conversion related expenses	3,430	331	3,099
Other	7,636	4,841	2,795
Total noninterest expense	$71,391	$43,245	$28,146

Total noninterest expense increased $12.1 million, or 81.1%, for the three months ended September 30, 2020 and $28.1 million, or 65.1%, for the nine months ended September 30, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches, employees and merger and conversion related expenses.

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

For the three months ended September 30, 2020, income tax expense totaled $2.1 million, an increase of $786,000, or 60.0%, compared to $1.3 million for the same period in 2019. For the nine months ended September 30, 2020, income tax expense totaled $3.2 million, a decrease of $1.1 million, or 25.8%, compared to $4.4 million for the same period in 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 17.9% and 19.2%, respectively. For the nine months ended September 30, 2020 and 2019, our effective tax rates were 16.7% and 19.5%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2020 is primarily due to lower taxable income. The decrease in our effective tax rate for the nine months ended September 30, 2020 is primarily due to lower taxable income and stock option exercises. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $1.7 billion, or 73.9%, from December 31, 2019 to September 30, 2020, due primarily from the Pedestal acquisition, participation in SBA PPP and organic growth.

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

As of September 30, 2020, total loans held for investment were $3.1 billion, an increase of $1.4 billion, or 80.2%, compared to $1.7 billion as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal and SBA PPP participation. Additionally, $671,000 and $251,000 in mortgage loans were classified as loans held for sale as of September 30, 2020 and December 31, 2019, respectively.

Total loans held for investment as a percentage of total deposits were 95.3% and 96.0% as of September 30, 2020 and December 31, 2019, respectively. Total loans held for investment as a percentage of total assets were 77.9% and 75.2% as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,015,173	32.9%	$390,398	22.8%
Real estate:
Construction and land	334,100	10.9	244,181	14.3
Farmland	56,567	1.8	48,681	2.9
1-4 family residential	493,344	16.0	293,142	17.1
Multi-family residential	99,901	3.2	36,454	2.1
Nonfarm nonresidential	970,197	31.5	612,608	35.8
Consumer	113,192	3.7	84,801	5.0
Total loans held for investment	$3,082,474	100.0%	$1,710,265	100.0%

SBA PPP loans accounted for $392.9 million and $4.8 million of the commercial and consumer portfolios, respectively, as of September 30, 2020.

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

Commercial loans increased $624.8 million, or 160.0%, to $1.0 billion as of September 30, 2020 from $390.4 million as of December 31, 2019, primarily due to the acquisition of Pedestal and the participation in the SBA PPP.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and Dallas, Texas, and are generally diverse in terms of type.

Construction and land loans increased $89.9 million, or 36.8%, to $334.1 million as of September 30, 2020 from $244.2 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $200.2 million, or 68.3%, to $493.3 million as of September 30, 2020 from $293.1 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

Nonfarm nonresidential loans increased $357.6 million, or 58.4%, to $970.2 million as of September 30, 2020 from $612.6 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$237,109	$690,500	$87,564	$1,015,173
Real estate:
Construction and land	168,671	125,707	39,722	334,100
Farmland	9,994	32,725	13,848	56,567
1-4 family residential	84,494	256,036	152,814	493,344
Multi-family residential	24,228	26,648	49,025	99,901
Nonfarm nonresidential	100,392	540,714	329,091	970,197
Consumer	44,421	61,495	7,276	113,192
Total loans held for investment	$669,309	$1,733,825	$679,340	$3,082,474
Amounts with fixed rates	$331,316	$1,416,483	$346,229	$2,094,028
Amounts with floating rates	337,993	317,342	333,111	988,446

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$141,403	$194,612	$54,383	$390,398
Real estate:
Construction and land	116,928	118,922	8,331	244,181
Farmland	8,428	31,982	8,271	48,681
1-4 family residential	37,418	171,235	84,489	293,142
Multi-family residential	5,994	16,130	14,330	36,454
Nonfarm nonresidential	70,862	370,951	170,795	612,608
Consumer	22,363	60,648	1,790	84,801
Total loans held for investment	$403,396	$964,480	$342,389	$1,710,265
Amounts with fixed rates	$165,154	$746,457	$266,488	$1,178,099
Amounts with floating rates	238,242	218,023	75,901	532,166

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $21.4 million and $13.2 million in nonperforming assets as of September 30, 2020 and December 31, 2019, respectively. We had $10.0 million in nonperforming loans as of September 30, 2020 compared to $9.0 million as of December 31, 2019. The increase in nonperforming assets from December 31, 2019 to September 30, 2020 is primarily due to the acquisition of Pedestal.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$7,988	$8,977
Accruing loans 90 or more days past due	1,986	72
Total nonperforming loans	9,974	9,049
Other nonperforming assets	414	160
Other real estate owned:
Commercial real estate, construction, land and land development	9,746	3,808
Residential real estate	1,248	228
Total other real estate owned	10,994	4,036
Total nonperforming assets	$21,382	$13,245
Restructured loans-nonaccrual	$2,043	$2,106
Restructured loans-accruing	4,409	2,921
Ratio of nonperforming loans to total loans held for investment	0.32%	0.53%
Ratio of nonperforming assets to total assets	0.54	0.58

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$408	$397
Farmland	278	339
1-4 family residential	2,508	2,349
Multi-family residential	—	—
Nonfarm nonresidential	3,009	3,655
Commercial	1,504	1,825
Consumer	281	412
Total	$7,988	$8,977

As of September 30, 2020, we modified approximately 2,400 loans with outstanding balances totaling $908.5 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic. Based on the interpretive guidance released by the FASB and our regulators, we determined these modifications were not troubled debt restructurings. Loans under these deferrals remain in their current risk rating and / or past due status through the deferral period.

Additionally, we also granted $85.8 million in 60-day deferrals of principal and interest to certain clients due to the impact of Hurricane Laura during the quarter ended September 30, 2020.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$331,358	$698	$1,636	$408	$334,100
Farmland	54,539	1,750	—	278	56,567
1-4 family residential	475,923	9,923	4,024	3,474	493,344
Multi-family residential	99,541	331	29	—	99,901
Nonfarm nonresidential	949,725	12,584	3,824	4,064	970,197
Commercial	996,956	11,864	4,286	2,067	1,015,173
Consumer	110,636	1,926	198	432	113,192
Total	$3,018,678	$39,076	$13,997	$10,723	$3,082,474

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	—	32	—	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

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

As of September 30, 2020, the allowance for loan losses totaled $20.3 million, or 0.66%, of total loans held for investment. As of December 31, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2020 (Unaudited)	As of and For the Year Ended December 31, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$2,467,845	$1,628,803
Gross loans held for investment outstanding at end of period	$3,082,474	$1,710,265
Allowance for loan losses at beginning of period	$12,124	$11,220
Provision for loan losses	9,301	2,606
Charge-offs:
Real estate:
Construction, land and farmland	14	4
Residential	323	162
Nonfarm non-residential	—	51
Commercial	560	1,556
Consumer	351	52
Total charge-offs	1,248	1,825
Recoveries:
Real estate:
Construction, land and farmland	10	—
Residential	5	14
Nonfarm non-residential	12	4
Commercial	77	41
Consumer	59	64
Total recoveries	163	123
Net charge-offs	1,085	1,702
Allowance for loan losses at end of period	$20,340	$12,124
Ratio of allowance to end of period loans held for investment	0.66%	0.71%
Ratio of net charge-offs to average loans	0.04	0.10

(1)	Excluding loans held for sale.

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

	As of September 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$2,727	13.4%	$1,868	15.4%
Farmland	520	2.5	229	1.9
1-4 family residential	3,150	15.5	1,888	15.6
Multi-family residential	852	4.2	226	1.9
Nonfarm nonresidential	7,244	35.6	3,882	32.0
Total real estate	14,493	71.2	8,093	66.8
Commercial	4,735	23.3	3,414	28.1
Consumer	1,112	5.5	617	5.1
Total allowance for loan losses	$20,340	100.0%	$12,124	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2020, the carrying amount of investment securities totaled $547.5 million, an increase of $269.3 million, or 96.8%, compared to $278.2 million as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal on May 1, 2020. Securities represented 13.8% and 12.2% of total assets as of September 30, 2020 and December 31, 2019, respectively.

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

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$2,582	$5	$—	$2,587
Corporate bonds	30,020	199	111	30,108
Mortgage-backed securities	285,348	7,231	160	292,419
Municipal securities	215,672	5,217	55	220,834
Other securities	1,444	143	—	1,587
Total	$535,066	$12,795	$326	$547,535

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$15,654	$303	$20	$15,937
Corporate bonds	23,774	98	158	23,714
Mortgage-backed securities	137,817	2,139	497	139,459
Municipal securities	97,641	1,447	5	99,083
Other securities	—	—	—	—
Total	$274,886	$3,987	$680	$278,193

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2020, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$2,587	0.23%	$—	—%	$—	—%	$2,587	0.23%
Corporate bonds	—	—%	1,988	1.13%	27,153	4.78%	967	7.37%	30,108	4.62%
Mortgage-backed securities	161	3.08%	48,352	1.19%	153,326	1.63%	90,580	1.56%	292,419	1.54%
Municipal securities	20,590	2.32%	55,121	2.04%	80,709	1.99%	64,414	2.02%	220,834	2.04%
Other securities	—	—%	—	—%	—	—%	1,587	0.63%	1,587	0.63%
Total	$20,751	2.33%	$108,048	1.60%	$261,188	2.07%	$157,548	1.77%	$547,535	1.90%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,995	2.86%	$1,733	2.71%	$10,608	2.90%	$601	3.51%	$15,937	2.89%
Corporate bonds	6,481	3.43%	2,000	2.82%	15,233	5.40%	—	—%	23,714	4.64%
Mortgage-backed securities	2,340	1.89%	10,906	2.09%	68,686	2.29%	57,527	2.56%	139,459	2.38%
Municipal securities	15,201	2.00%	36,460	2.18%	36,631	2.30%	10,791	2.91%	99,083	2.28%
Other securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$27,017	2.43%	$51,099	2.20%	$131,158	2.70%	$68,919	2.62%	$278,193	2.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.35 years with an estimated effective duration of 45.79 months as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of September 30, 2020 and December 31, 2019, the Company held other equity securities of $15.6 million and $12.6 million, respectively, comprised mainly of FHLB stock and small business investment companies (SBICs).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2020 were $3.2 billion, an increase of $1.5 billion, or 81.6%, compared to $1.8 billion as of December 31, 2019, primarily due to the acquisition of Pedestal on May 1, 2020.

Noninterest-bearing deposits as of September 30, 2020 were $945.5 million, compared to $398.8 million as of December 31, 2019, an increase of $546.6 million, or 137.1%.

Average deposits for the nine months ended September 30, 2020 were $2.6 billion, an increase of $886.1 million, or 51.5%, over the full year average for the year ended December 31, 2019 of $1.7 billion. The average rate paid on total interest-bearing deposits decreased over this period from 1.50% for the year ended December 31, 2019 to 0.99% for the nine months ended September 30, 2020. The decrease in average rates during the nine months ended September 30, 2020 over the average for the year ended December 31, 2019 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.71% for the nine months ended September 30, 2020 compared to 1.15% for the year ended December 31, 2019.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2020 (Unaudited)		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$104,663	0.77%	$35,444	1.37%
Negotiable order of withdrawal (“NOW”) accounts	363,138	0.36%	255,648	0.85%
Limited access money market accounts and savings	623,701	0.47%	432,186	0.99%
Certificates and other time deposits > $250k	210,107	2.02%	176,987	2.15%
Certificates and other time deposits < $250k	564,947	1.62%	416,631	2.16%
Total interest-bearing deposits	1,866,556	0.99%	1,316,896	1.50%
Noninterest-bearing demand accounts	738,578	—	402,147	—%
Total deposits	$2,605,134	0.71%	$1,719,043	1.15%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2020 and the year ended December 31, 2019 was 28.4% and 23.4%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2020:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$52,269	$104,983
More than 3 months but less than 6 months	47,066	76,191
More than 6 months but less than 12 months	80,195	131,711
12 months or more	62,532	120,099
Total	$242,062	$432,984

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of September 30, 2020:

Fed Funds Purchase Limits
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	30,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$126,000

We had no outstanding balances as of September 30, 2020 and December 31, 2019, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2020 and the year ended December 31, 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2020 and December 31, 2019, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million. There were no funds under these lines of credit outstanding as of September 30, 2020 or December 31, 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $3.2 billion and $2.1 billion for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	22.9%	18.8%
Interest-bearing	57.9	61.7
Subordinated debt	0.9	1.2
Advances from FHLB	3.6	3.2
Paycheck protection program liquidity facility	1.9	—
Other borrowings	1.4	1.4
Other liabilities	0.8	0.9
Shareholders’ equity	10.6	12.8
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.1%	75.7%
Securities available for sale	13.8	14.0
Interest-bearing deposits in other banks	1.3	1.3
Other noninterest-earning assets	8.8	9.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	28.4%	23.4%
Average loans to average deposits	94.7	94.8

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 53.7% for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the acquisition of Pedestal and our participation in the SBA PPP. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.35 years and an effective duration of 45.79 months as of September 30, 2020. As of December 31, 2019, our securities portfolio had a weighted average life of 4.23 years and an effective duration of 40.64 months.

As of September 30, 2020, we had outstanding $670.8 million in commitments to extend credit and $24.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had outstanding $389.9 million in commitments to extend credit and $24.4 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information. The increase is largely attributable to the Pedestal acquisition.

As of September 30, 2020 and December 31, 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2020, we had cash and cash equivalents of $103.9 million compared to $89.4 million as of December 31, 2019.

Capital Resources

Total shareholders’ equity increased to $398.1 million as of September 30, 2020, compared to $285.1 million as of December 31, 2019, an increase of $113.0 million, or 39.6%. This increase was primarily due to $98.7 million from the acquisition of Pedestal and net income of $16.2 million.

On October 22, 2020, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2020 in the amount of $0.10 per share to the common shareholders of record as of November 15, 2020. The dividend is to be paid on November 30, 2020, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2020 and December 31, 2019, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the three and nine months ended September 30, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2020 (Unaudited)		As of December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc. (Consolidated)
Total capital (to risk weighted assets)	N/A	N/A	$264,495	13.30%
Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
CBLR and/or Tier 1 Leverage capital (to average assets)	$328,517	8.74%	227,265	10.56%

b1BANK
Total capital (to risk weighted assets)	N/A	N/A	$254,520	12.80%
Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
CBLR and/or Tier 1 Leverage capital (to average assets)	$343,044	9.13%	242,290	11.27%

Long Term Debt

Long-term debt increased $143.0 million, or 121.2%, from December 31, 2019, to $261.0 million at September 30, 2020, primarily due to $107.1 million drawn under the PPPLF to assist with the funding of SBA PPP loans and also debt assumed in the Pedestal acquisition.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2020 and December 31, 2019 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, note payables, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $117.1 million, excluding the $873,000 purchase premium, and $93.0 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.17% and 2.06%, respectively, and maturing within twenty-seven years. The subordinated debt totaled $25.0 million at both September 30, 2020 and December 31, 2019. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The revolving line of credit with FNBB had a balance of $5.0 million at September 30, 2020 and no outstanding balance at December 31, 2019. This line of credit is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK, and carries interest at a variable rate equal to the Wall Street Journal Prime rate. We acquired a note payable to FNBB in the amount of $7.0 million, of which $6.0 million is outstanding as of September 30, 2020, from the Pedestal acquisition and carries interest at a variable rate equal to the Wall Street Journal Prime rate.

	As of September 30, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,876	$3,379	$2,899	$4,758	$12,912
Time deposits	609,580	236,744	19,895	37	866,256
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	15,000	75,000	23,128	3,949	117,077
Purchase premium on advances from FHLB	168	369	17	319	873
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB notes payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	24,604	—	—	—	24,604
Paycheck protection program liquidity facility	—	107,076	—	—	107,076
Standby and commercial letters of credit	10,417	13,794	452	18	24,681
Commitments to extend credit	391,082	184,429	44,250	51,050	670,811
Total	$1,058,727	$622,791	$92,641	$91,131	$1,865,290

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,820	$3,194	$2,779	$5,449	$13,242
Time deposits	408,926	170,808	15,722	—	595,456
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	10,000	60,000	23,000	—	93,000
Securities sold under agreements to repurchase	67,989	—	—	—	67,989
Standby and commercial letters of credit	7,019	16,965	450	—	24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$719,604	$356,141	$69,138	$64,135	$1,209,018

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized in the tables above. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	6.00%	(2.47)%	8.40%	2.32%
+200	5.50%	0.20%	5.50%	1.58%
+100	4.30%	2.56%	2.80%	0.79%
Base	0.00%	0.00%	0.00%	0.00%
-100	(3.00)%	12.85%	(3.20)%	(1.93)%

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

Core Net Income. Core net income, which excludes certain income and expenses, for the quarter ended September 30, 2020, was $11.0 million, or $0.53 per diluted share, compared to core net income of $6.3 million, or $0.46 per diluted share, for the quarter ended September 30, 2019. Notable events impacting earnings for the quarter ended September 30, 2020, included the incurrence of $1.2 million in acquisition-related expenses and $635,000 in losses attributed to former bank premises and equipment, compared to the incurrence of $288,000 in acquisition-related expenses and a $594,000 loss associated with the sale of a banking center for the quarter ended September 30, 2019. Core net income for the nine months ended September 30, 2020 was $23.3 million, or $1.34 per diluted share, compared to core net income of $18.5 million, or $1.35 per diluted share, for the nine months ended September 30, 2019. Core net income for the nine months ended September 30, 2020 included the incurrence of $9.0 million in acquisition-related expenses and $509,000 in losses attributed to former bank premises and equipment, compared to the realization of gains of $581,000 associated from the sale of a banking center and the incurrence of $674,000 in acquisition-related expenses and $594,000 in losses attributed to former bank premises and equipment for the nine months ended September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$42,461	$26,320	$105,368	$76,803
Core interest income	42,461	26,320	105,368	76,803
Interest Expense:
Interest expense	5,529	6,062	17,306	17,232
Core interest expense	5,529	6,062	17,306	17,232
Provision for Loan Losses:
Provision for loan losses	2,491	479	9,301	2,414
Core provision expense	2,491	479	9,301	2,414
Other Income:
Other income	4,217	1,922	12,017	8,452
Sale of Impaired Credit	-	-	-	(91)
(Gains) on former bank premises and equipment	635	594	509	594
(Gains) on sale of securities	(95)	(26)	(120)	(84)
(Gains) Losses on Sale of Banking Center	-	12	-	(581)
Core other income	4,757	2,502	12,406	8,290
Other Expenses:
Other expenses	26,951	14,878	71,391	43,245
Acquisition-related expenses (2)	(1,206)	(288)	(8,991)	(674)
Stock option exercises - excess taxes	-	-	(71)	-
Early lease termination	-	(87)	-	(87)
Core other expenses	25,745	14,503	62,329	42,484
Pre-Tax Income:
Pre-tax income	11,707	6,823	19,387	22,364
Sale of Impaired Credit	-	-	-	(91)
(Gains) on former bank premises and equipment	635	594	509	594
(Gains) on sale of securities	(95)	(26)	(120)	(84)
(Gains) Losses on Sale of Banking Center	-	12	-	(581)
Acquisition-related expenses (2)	1,206	288	8,991	674
Stock option exercises - excess taxes	-	-	71	-
Early lease termination	-	87	-	87
Core pre-tax income	13,453	7,778	28,838	22,963

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Provision for Income Taxes (1):
Provision for income taxes	2,098	1,312	3,227	4,351
Tax on sale of impaired credit	-	-	-	(19)
Tax on (gains) on former bank premises and equipment	133	125	107	125
Tax on (gains) on sale of securities	(20)	(5)	(25)	(18)
Tax on sale of banking center	-	3	-	(122)
Tax on acquisition-related expenses (2)	241	60	1,607	135
Tax on stock option exercises	-	-	601	-
Tax on early lease termination	-	18	-	18
Core provision for income taxes	2,452	1,513	5,517	4,470
Net Income:
Net income	9,609	5,511	16,160	18,013
Sale of impaired credit, net of tax	-	-	-	(72)
(Gains) on former bank premises and equipment , net of tax	502	469	402	469
(Gains) on sale of securities, net of tax	(75)	(21)	(95)	(66)
(Gains) on sale of banking center, net of tax	-	9	-	(459)
Acquisition-related expenses (2), net of tax	965	228	7,384	539
Stock option exercises, net of tax	-	-	(530)	-
Early lease termination, net of tax	-	69	-	69
Core net income	$11,001	$6,265	$23,321	$18,493
Diluted Earnings Per Share:
Diluted earnings per share	$0.46	$0.40	$0.93	$1.32
Sale of impaired credit, net of tax	-	-	-	(0.01)
(Gains) on former bank premises and equipment , net of tax	0.02	0.03	0.02	0.03
(Gains) on sale of securities, net of tax	-	-	(0.01)	(0.01)
(Gains) on sale of banking center, net of tax	-	-	-	(0.03)
Acquisition-related expenses (2), net of tax	0.05	0.02	0.43	0.04
Stock option exercises	-	-	(0.03)	-
Early lease termination, net of tax	-	0.01	-	0.01
Core diluted earnings per share	$0.53	$0.46	$1.34	$1.35

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity	$398,086	$285,097
Adjustments:
Goodwill	(53,627)	(48,495)
Core deposit and other intangibles	(10,061)	(6,694)
Total tangible common equity	$334,398	$229,908
Common shares outstanding(1)	20,667,237	13,279,363
Book value per common share(1)	$19.26	$21.47
Tangible book value per common share(1)	16.18	17.31

(1)

Excludes the dilutive effect, if any, of 385,300 and 725,300 shares of common stock issuable upon exercise of outstanding stock options and warrants as of September 30, 2020 and December 31, 2019, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
	(Dollars in thousands, except per share data)
Tangible Shareholders’ (Common) Equity
Total shareholders’ equity
Adjustments:	$398,086	$285,097
Goodwill	(53,627)	(48,495)
Core deposit and other intangibles	(10,061)	(6,694)
Total tangible common equity	$334,398	$229,908
Tangible Assets
Total assets	$3,954,670	$2,273,835
Adjustments:
Goodwill	(53,627)	(48,495)
Core deposit and other intangibles	(10,061)	(6,694)
Total tangible assets	$3,890,982	$2,218,646
Common Equity to Total Assets	10.1%	12.5%
Tangible Common Equity to Tangible Assets	8.6	10.4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Operational Risk. Our social-distancing measures and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with social-distancing measures that include, among other precautions, limiting lobby access to customers on an appointment-only basis and a portion of our employees are working remotely from their homes. We have done this while simultaneously experiencing a significant increase in our employees’ workloads due to increased customer needs and the necessity of allocating work of employees who have been affected by the virus or who have increased childcare and similar responsibilities as a result of the shutdown. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduce additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability, and could seriously disrupt our operations and the operations of any effected customers.

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

Our ability to raise additional capital depends on a number of factors, including without limitation our financial condition and performance, conditions in the capital markets, economic conditions, investor perceptions regarding the banking industry, and governmental activities. Many of these factors are beyond our control, and uncertainty relating to all of these factors has been significantly enhanced by the COVID-19 pandemic. The pandemic substantially increased economic and demand uncertainty and has led to disruption and volatility in capital markets. Government responses designed to curtail the spread of the virus continue to evolve and affect various aspects of the economy. The market price for securities of publicly traded financial institutions has dramatically declined, as has the public trading price of our common stock. If we need to raise additional capital in the current market environment, there is no assurance we will be successful, or that we will be able to raise capital on terms acceptable to us or without significant dilution to our existing shareholders. If we fail to maintain capital sufficient to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences.

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

As of September 30, 2020, loans with aggregate outstanding principal of approximately $908.5 million, or approximately 29.5% of our loans held for investment, have been modified under the terms of our COVID-19 Deferral Assistance Program. These modifications primarily included 90-day deferrals of principal payments or 90-day deferrals of principal and interest payments. In certain limited circumstances, we granted a 90-day deferral using a hybrid approach in which payments of principal and interest were deferred during the first part of the deferral period followed by a period in which only principal payments were deferred. In addition, we have granted a limited number of borrowers with a second 90-day deferral of principal payments on a case-by-case basis. As these deferral periods end and borrowers are required to resume normal payments of principal and interest, we expect that some of these modified loans will become nonperforming loans. We expect that borrowers in the industries most affected by COVID-19 and the related suspension of certain business activity, including hospitality, energy, non-essential retail, and healthcare, among others, may experience the most difficulty in resuming normal payments of principal and interest.  Except for those borrowers of modified loans who have failed to fulfill their obligations under the modifications, these modified loans are reported as performing loans as of September 30, 2020. However, in the event that we experience a material number of our borrowers who are unable to resume normal payments following the expiration of their deferral periods, we may be required to increase our provision for loan losses, which would reduce our profitability and adversely affect our business, financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

(a)	Not applicable.

(b)	Not applicable.

(c)

On December 14, 2018, the Company announced the approval of a stock repurchase program authorizing the Company to repurchase shares of its common stock with an aggregate purchase price of up to $15,000,000 from time to time, subject to limitations and conditions. The stock repurchase program was effective immediately and will continue for a period of 24 months. On October 22, 2020, the Company announced that the December 14, 2018 repurchase plan had been terminated, and on that same date the Company approved a stock repurchase plan which authorizes the repurchase of shares of its common stock with an aggregate purchase price of up to $30,000,000 from time to time, subject to certain limitations and conditions. The stock repurchase program is effective immediately and will continue until December 31, 2021. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2020.

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

BUSINESS FIRST BANCSHARES, INC.

November 6, 2020	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 6, 2020	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer