Form 10-K
period 2020-12-31
Business First Bancshares, Inc.
filed 2021-03-05
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $296.4 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of February 22, 2021, there were 20,689,574 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recently completed acquisitions of Minden Bancorp, Inc. and its subsidiary, MBL Bank, Richland State Bancorp, Inc. and its subsidiary, Richland State Bank and Pedestal Bancshares, Inc. and its subsidiary, Pedestal Bank (collectively referred to as “Pedestal”). These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

●

the effects of the ongoing COVID-19 pandemic, including, among other effects: the impact of the public health crisis; the extent and duration of closures of businesses, including our branches, vendors and customers; the operation of financial markets; employment levels; market liquidity; the impact of various actions taken in response by the United States (“U.S.”) federal government, the Board of Governors of the Federal Reserve System, or the Federal Reserve (the "Federal Reserve"), other banking regulators, state and local governments; the adequacy of our allowance for loan losses in relation to potential losses in our loan portfolio; and the impact that all of these factors have on our borrowers, other customers, vendors and counterparties;

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

Summary of Risks Factors

Risks Relating to our Business, as a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions. Our geographic concentration imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector. We face significant competition to attract and retain customers, which could impair our growth, decrease our profitability or result in loss of market share. Our success is largely dependent upon our ability to successfully execute our business strategy, and failure to do so could have an adverse effect on our business. We rely heavily on our executive management team and other key employees, and an unexpected loss of their service could have an adverse effect on our business. Our ability to attract and retain profitable bankers is critical to the success of our business strategy, and any failure to do so could have a material adverse effect on our business. We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses. Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans. Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses. We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property. A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business. Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality. Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business. The small-to-midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan. The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit. Our ability to maintain our reputation is critical to the success of our business. Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have an adverse effect on our ability to successfully implement our business strategy. We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching. We may pursue acquisitions in the future, which could expose us to financial, execution and operational risks that could have an adverse effect on our business. Interest rate shifts could have an adverse effect on our business. The markets in which we operate are susceptible to hurricanes and other natural disasters and adverse weather, which could result in a disruption of our operations and increases in loan losses. We earn income by originating residential mortgage loans for resale in the secondary mortgage market, and disruptions in that market could reduce our operating income. New lines of business, products, product enhancements or services may subject us to additional risks. A lack of liquidity could impair our ability to fund operations, which could have an adverse effect on our business. We have a concentration of deposit accounts with state and local municipalities that is a material source of our funding, and the loss of these deposits or significant fluctuations in balances held by these public bodies could force us to fund our business through more expensive and less stable sources. We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance, which could have an adverse effect on our business. We utilize alternative sources of funding, which may become more expensive or may not be available in the future, which could have an adverse effect on our business. The fair value of our investment securities can fluctuate due to factors outside of our control. If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates. We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology. We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations. We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors. Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise have an adverse effect on our business. We are subject to environmental liability risk associated with our lending activities. We are subject to claims and litigation pertaining to intellectual property. If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings.

Risks Related to the Regulation of Our Industry, due to operating in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could have an adverse effect on our business. Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could have an adverse effect on our business. We are subject to stringent capital requirements, which may result in lower returns on equity, require us to raise additional capital, limit growth opportunities or result in regulatory restrictions. New activities and expansion require regulatory approvals, and failure to obtain them may restrict our growth. We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions. Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans, increase our risk of liability with respect to such loans, or increase the time and expense associated with the foreclosure process or prevent us from foreclosing at all. The expanding body of federal, state and local regulations and/or the licensing of loan collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation. Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees. Increases in FDIC insurance premiums could adversely affect our earnings and results of operations. The Federal Reserve may require us to commit capital resources to support the Bank. We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements. We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Risks Associated with our Common Stock, including the market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired. Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future sales of equity securities. The rights of our common shareholders are subordinate to the rights of our outstanding subordinated notes and may be subordinate to the rights of the holders of any senior indebtedness or preferred stock that we may issue in the future. Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions. Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult. An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Risks Associated to the COVID-19 pandemic, including the measures taken by governmental authorities, businesses and individuals in response, are adversely affecting our business, financial condition, and results of operations, and the ultimate impact will depend on future developments which are uncertain and cannot be predicted, including the scope and duration of the pandemic and the response to the pandemic. As a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and Federal Reserve’s Main Street Lending Program (“MSLP”), we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing of PPP and MSLP loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.

The above summary is subject in its entirety to the more complete discussion of risk factor set for forth in “ITEM 1A. Risk Factors”.

Part I

ITEM 1. Business.

General

Business First Bancshares, Inc. is a bank holding company headquartered in Baton Rouge, Louisiana, and the parent company of b1BANK, formerly known as Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana and in the Dallas/Fort Worth metroplex, from a network of 42 full-service banking centers.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2020, on a consolidated basis, we had total assets of $4.2 billion, total loans of $3.0 billion, total deposits of $3.6 billion and shareholders’ equity of $410.0 million.

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

We believe there is an area stretching from the Dallas/Fort Worth metroplex to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:

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

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our only acquisitions to date being the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015, the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018, on December 1, 2018, we acquired Richland State Bancorp, Inc. which is in the Northeast Louisiana region, and on May 1, 2020, we acquired Pedestal Bancshares, Inc., which operated in southern Louisiana, the last three of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

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

Pedestal Bancshares, Inc. On January 22, 2020, we entered into an agreement and plan of reorganization with Pedestal Bancshares, Inc., and its wholly-owned banking subsidiary, Pedestal Bank, headquartered in Houma, Louisiana. The acquisition was consummated on May 1, 2020. As a result of the transaction, we acquired Pedestal Bank’s twenty-two branch locations across southern Louisiana, total assets of $1.4 billion, net loans of $935.8 million and total deposits of $1.2 billion. The acquisition expanded our presence in our South to Southwest Louisiana markets.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from our peers and position us for future growth:

●

Sophisticated Business Lending Capabilities. Unlike traditional community banks, we specifically target business customers with complex needs that require a degree of business lending expertise that is typically found only at larger institutions. We primarily target small-to-midsized businesses with credit needs between $1 million and $10 million, whose banking needs are typically too complex for traditional community banks but are not large enough to attract personalized attention and service from larger institutions. In addition to offering the real estate lending typically available from a community bank, we began focusing heavily on our commercial and industrial (“C&I”) products after the economic downturn in 2008 and have developed extensive C&I expertise across our markets. C&I lending requires experienced bankers with a deep understanding of our customers’ businesses and their banking needs, which we believe is well suited for our “high touch” approach to banking. We believe that we have developed an expertise in this small-to-midsized business banking niche that is historically underserved, positioning us for meaningful growth going forward. We have also built treasury and cash management programs that cater to our target customers.

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

●

History of Disciplined Expansion. Since our founding in 2006, we have grown rapidly across the state of Louisiana and into the Dallas/Fort Worth metroplex. Each of our expansions were initiated with careful identification and recruitment of local banking teams and thoughtful consideration of each market’s different industries and credit exposures. Our banking centers are carefully situated in locations, typically downtowns and suburban centers, optimized for small-to-midsized business customers and high net worth individuals. This disciplined approach to expansion and growth entails not only recruiting the right bankers in the right markets, but in continuing to focus on the customer base that we are optimized to serve rather than chasing larger relationships as we grow. Over the years, the magnitude of our large banking relationships has changed very little, but the number of our large relationships has grown significantly. In order to continue to serve our customers as they grow without taking undue risk, we have developed a strong participation network that we believe underscores the strength of our underwriting process and the quality of our portfolio. We believe that it is important to keep sight of where our strengths lie and not pursue growth blindly.

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

Our Markets

Our banking operations are currently organized into nine markets in Louisiana, which include the six largest metropolitan areas in the state, and the Dallas/Fort Worth metroplex, which we service through 42 full-service banking centers. We will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

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

Commercial Real Estate Loans.  We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 20 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, hotels, mixed-use residential/commercial properties, retail centers and multi-family properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

Residential Real Estate Loans.  We offer first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. Our retail consumer real estate lending products are offered primarily to consumer customers within our geographic markets. We also originate for resale 1-4 family mortgage loans, and those loans are included as a part of our consumer real estate loan portfolio until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

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

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 15% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are not fully secured, with an additional 10% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. The capital calculation is calculated quarterly. As of December 31, 2020, the Bank had a legal lending limit of approximately $190.1 million for loans not fully secured with readily marketable collateral, and its “in-house” lending limit was $57.0 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under three types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, and Consumer authority. With the exception of loans secured by cash deposited with us, all commercial loans require a minimum of two approvers (the banker and one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $250,000, market presidents have authority up to $500,000, regional market presidents have authority up to $1.0 million, the chief banking officer and credit managers have authority up to $1.5 million, regional chief executive officers have authority up to $2.0 million and the Chief Executive Officer, Chief Financial Officer, and Chief Credit Executive each have authority up to $2.5 million. All relationships exceeding $2.5 million are approved by the Executive Loan Committee. All loans exceeding $10 million are required to be approved by the Director’s Loan Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with market presidents being able to approve up to $250,000, regional market presidents up to $500,000 and higher authorities up to $1.0 million, cumulatively. Consumer loans which present an aggregate lending exposure under $1.0 million (residential) or $250,000 (other) are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

Credit Risk Management.  Credit risk management involves a partnership between our executive team and our market presidents. Loan officers, credit administration personnel and senior management proactively support collection activities. Our evaluation and compensation program includes significant goals, such as the percentages of past due loans and charge-offs to total loans in the officer’s portfolio and at the banking center level. We believe this motivates loan officers and management to focus on the origination and maintenance of high-quality credits consistent with our strategic focus on asset quality. Our policies require rapid notification of delinquency and prompt initiation of collection actions.

We maintain a list of loans, or the Watch List that receive additional attention if we believe there may be a potential credit risk.  The Watch List is presented to the Board of Directors monthly.  Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel, and loan grades are updated as deemed appropriate.  Quarterly, our internal loan review department analyzes specific segments of the loan portfolio. Additionally, we periodically have an independent, third-party review performed on our loan portfolio.  This review includes analysis of the borrower’s and guarantor’s financial condition, the Bank’s collateral position, and other credit risk factors.  Results of the review as well as management responses are presented to the Bank’s Risk Committee.  Finally, we perform stress testing on key segments of our portfolio in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods.  The reporting and reviews provide management with additional information for assessing our asset quality.

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

Wealth Solutions Services

We offer wealth management and other fiduciary and private banking services targeted to high net worth individuals, including professionals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and investment management by a team of seasoned advisors providing access to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Our private banking products and services are offered at all of our banking centers.

Other Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit and credit card products, treasury and cash management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services, remote deposit capture services, receivables factoring, correspondent banking services (offered by our Financial Institutions Group) and other treasury services.

Subsidiaries

We have two wholly-owned subsidiaries. b1BANK, formerly known as Business First Bank, and Coastal Commerce Statutory Trust I, are direct, wholly-owned subsidiaries of Business First Bancshares, Inc. Business First Insurance, LLC is a wholly-owned subsidiary of b1BANK, and is, therefore, an indirect wholly-owned subsidiary of the Company. Business First Insurance, LLC is currently inactive and does not engage in any material business activities.

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

Employees

As of December 31, 2020, we had 590 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining unit. We are committed to hiring and retaining high quality employees to execute our strategic plan, and we believe our relations with our employees are good.

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

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. Consequently, our growth and earnings performance will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”), Consumer Financial Protection Bureau (“CFPB”), Louisiana Office of Financial Institutions (“OFI”), Internal Revenue Service (“IRS”) and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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

In addition, the Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters affecting publicly-traded companies. However, the Jumpstart our Business Startups Act of 2012, or JOBS Act, provided certain exceptions to these requirements for so long as a publicly-traded qualifies as an emerging growth company. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) revised certain aspects of the Dodd-Frank Act. Among other things, EGRRCPA exempts banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading and clarifies definitions pertaining to Highly Volatile Commercial Real Estate (“HVCRE”), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. Further changes effected by the passage of EGRRCPA are discussed below.

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

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (“CBLR”) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. On April 6, 2020, as mandated under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter. The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. For the year ended December 31, 2020, the Company and Bank elected to adopt the CBLR framework..

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

As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020.

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2020, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semiannually, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total risk-based capital or (2) total reported loans secured by multi-family and nonfarm nonresidential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. Our acquisition, construction, land development, and other land portfolio is currently over the regulatory guidance percentage threshold due to the timing of draws on several larger construction and development projects and our portfolio secured by multi-family and nonfarm nonresidential properties and loans for acquisition, construction, land development, and other land is within the percentage threshold.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institution Reform Recovery and Enforcement Act, or FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination in April, 2020.

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

Federal Home Loan Bank (“FHLB”) System. The FHLB system, of which the Bank is a member, consists of 11 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.

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

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. The current economic environment is characterized by historically low interest rates, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolio. Uncertainty about federal fiscal monetary and related policies, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers, and investors in the United States. Changes in any of policies are influenced by macroeconomic conditions and other factors that are beyond our control. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currencies, could affect the stability of global financial markets, which could hinder domestic economic growth.

Adverse economic conditions in the United States and in foreign countries, including adverse conditions resulting from natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, epidemics and pandemics such as coronavirus, and other matters beyond our control, and the government policy responses to such conditions, could have an adverse effect on our business, financial conditions, results of operations and prospects.

All of these factors could be detrimental to our business, and the interplay between these factors can be complex and unpredictable.

The geographic concentration of our business in the state of Louisiana and in the Dallas/Fort Worth metroplex imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector.

We conduct our operations exclusively in the state of Louisiana and in the Dallas/Fort Worth metroplex. As of December 31, 2020, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2020, approximately $1.5 billion, or 51.0% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2020, approximately $2.0 billion, or 66.7%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2020, we held approximately $9.1 million in other real estate owned (“OREO”) of which $6.4 million is related to former bank facilities. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2020, approximately $886.3 million, or 29.6%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2020, our average loan size (including unfunded commitments) was approximately $204,000. Further, as of December 31, 2020, our 10 largest borrowing relationships ranged from approximately $19.4 million to $43.7 million (including unfunded commitments) and averaged approximately $1.9 million in total commitments and $1.4 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2020, our allowance for loan losses totaled $22.0 million, which represents approximately 0.74% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) recently issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which will become applicable to us on January 1, 2023, unless adopted earlier. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2020, we had $621.1 million in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2020, 32.4% of our earning assets and 66.7% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank (“FRB”) of Atlanta and the FHLB of Dallas. We also borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us.

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

As of December 31, 2020, $470.3 million, or approximately 13.0%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2020, brokered and wholesale deposits comprised 10.8% of our total deposits, and our borrowings comprised 25.9% of our total shareholders’ equity. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2020, the fair value of our investment securities portfolio was approximately $640.6 million, which included a net unrealized gain of approximately $13.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Our internal controls, disclosure controls and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met, due to certain inherent limitations. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include loans and the allowance for loan losses, accounting for business combinations, goodwill, and accounting for income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our consolidated financial statements which could affect our critical accounting policies and the estimates and assumptions made by management. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations.

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

Our goodwill impairment test is a one-step process. We estimate the fair value of the reporting unit is compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $53.9 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

From time to time, we may complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2020, we were within the 300.0% regulatory guideline, but outside the 100.0% regulatory guideline due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines.  It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 22, 2021, there are 20,689,574 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding subordinated notes in the amount of $25.0 million, our trust preferred securities of $5.0 million, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation.

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

The COVID-19 pandemic has caused extensive disruptions to the global, national and regional economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are still evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this report could be exacerbated and such effects could have a material adverse effect on us in a number of ways related to credit, collateral, interest rate risk, profitability, operations, liquidity, and capital as described in more detail below.

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

Interest Rate and Profitability Risk. Our net interest income, lending activities, deposits, and profitability could be negatively affected by volatility in interest rates and other factors resulting from uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range of 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. This decrease in interest rates is expected to reduce our net interest income.

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

As a participating lender in the SBA PPP and Federal Reserve MSLP, we are subject to additional risks of litigation from our customers or other parties and regulatory enforcement regarding our processing of these loans, as well as risks that the SBA may not fund some or all PPP loan guaranties.

The CARES Act included a significant loan program administered through the SBA, the Paycheck Protection Program, referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP during 2020 and continue to participate in 2021. Under current law, no loans may be originated under PPP after March 31, 2021. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules and guidance regarding requirements for eligibility, underwriting, origination, funding, and the terms for PPP loans. This ambiguity and the speed with which we were required to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.

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

We were also a participating lender in the Federal Reserve’s MSLP. The Federal Reserve established the Main Street Lending Program to support lending to small and midsized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program was terminated on January 8, 2021. We were able to transfer/sell 95% of the originated principal loan balances to a special purpose vehicle created by the Federal Reserve; however, we retained 5% of the originated principal balance, including the associated credit risk on such amounts. In addition, we are subject to potential litigation risk with respect to the entire loans, including the transferred/sold portions of the loan balances.

We may experience an increase in nonperforming loans in the portion of our loan portfolio subject to modification under our COVID-19 Deferral Assistance Program.

As of December 31, 2020, loans with aggregate outstanding principal of approximately $829.1 million, or approximately 27.7% of our loans held for investment, have been modified under the terms of our COVID-19 Deferral Assistance Program. These modifications primarily included 90-day deferrals of principal payments or 90-day deferrals of principal and interest payments. In certain limited circumstances, we granted a 90-day deferral using a hybrid approach in which payments of principal and interest were deferred during the first part of the deferral period followed by a period in which only principal payments were deferred. In addition, we have granted a limited number of borrowers with additional 90-day deferral of principal payments on a case-by-case basis. As these deferral periods end and borrowers are required to resume normal payments of principal and interest, we expect that some of these modified loans may become nonperforming loans. We expect that borrowers in the industries most affected by COVID-19 and the related suspension of certain business activity, including hospitality, energy, non-essential retail, and healthcare, among others, may experience the most difficulty in resuming normal payments of principal and interest.  Except for those borrowers of modified loans who have failed to fulfill their obligations under the modifications, these modified loans are reported as performing loans as of December 31, 2020. We will continue to monitor the performance of the portfolio as borrowers resume normal payments. In the event borrowers are unable to continue regular payments following the expiration of their deferral periods, we may be required to increase our provision for loan losses, which would reduce our profitability and adversely affect our business, financial condition, results of operations and prospects.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We currently operate out of 42 banking centers located throughout the State of Louisiana and in the Dallas/Fort Worth metroplex. Our office locations are either owned or leased. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

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

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 22, 2021, there were 20,689,574 issued and outstanding shares of our common stock held of record by approximately 904 shareholders. We also had outstanding 270,050 options to purchase shares of our common stock issued under our equity compensation plans, as described below.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2020, we had 385,300 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2020, there were 156,346 shares issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2020 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	385,300	$14.67	343,654
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	385,300	$14.67	343,654

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 13, 2018, our board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program was effective immediately and provided for a term of 24 months. The stock repurchase program did not obligate Business First to repurchase any shares of its common stock. As of December 31, 2019, $12.5 million remained available to repurchase shares under the stock repurchase program. This plan was terminated on October 22, 2020. Between January 1, 2020 and October 22, 2020, $5.0 million was spent on repurchasing 434,781 shares of common stock under the 2018 stock repurchase program.

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2020 stock repurchase program is effective until December 31, 2021. The 2020 stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased 45,800 shares for $798,000 under the 2020 stock repurchase program between October 22, 2020 and December 31, 2020.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: October 1 through October 31, 2020	—	$—	—	$—
Month #2: November 1 through November 30, 2020	38,700	17.08	38,700	29,338,924.75
Month #3: December 1 through December 31, 2020	7,100	19.30	7,100	29,201,868.85
Total	45,800	$17.43	45,800	$29,201,868.85

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on April 11, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2020. The following assumes $100 invested on April 11, 2018 in our common stock at the closing price of $25.02 per share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Date	BFST	S&P 500	KRX
4/11/2018	$100.00	$100.00	$100.00
6/30/2018	104.65	102.46	105.27
9/30/2018	105.78	110.76	99.92
12/31/2018	96.83	95.44	84.91
3/31/2019	98.39	109.72	95.91
6/30/2019	102.45	114.00	93.01
9/30/2019	98.65	113.65	92.26
12/31/2019	101.20	125.49	103.22
3/31/2020	55.01	103.38	57.21
6/30/2020	63.11	122.64	64.89
9/30/2020	62.10	133.59	57.65
12/31/2020	87.74	149.82	85.07

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2019 to December 31, 2020 and its results of operations for the year ended December 31, 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered bank holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and the  Dallas/Fort Worth metroplex. We currently operate out of 42 banking centers in markets across Louisiana and Texas. As of December 31, 2020, we had total assets of $4.2 billion, total loans of $3.0 billion, total deposits of $3.6 billion, and total shareholders’ equity of $410.0 million.

As a bank holding company operating through one reporting segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

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

Acquisition of Pedestal Bancshares, Inc.

On January 22, 2020, we entered into an agreement and plan of reorganization to acquire Pedestal Bancshares, Inc., and its banking subsidiary Pedestal Bank. The acquisition of Pedestal was consummated on May 1, 2020. At April 30, 2020, Pedestal had fair values of approximately $1.3 billion in total assets, $893.3 million in net loans, $1.2 billion in total deposits, and $93.3 million in total shareholders’ equity.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●	In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded additional provisions for loan losses during the year ended December 31, 2020;

●	We instituted a COVID-19 Deferral Assistance Program, described in further detail below, under which we have agreed to allow borrowers to defer certain payments on loans;

●	We participated in the SBA PPP and Federal Reserve’s MSLP, as described in further detail below;

●	We amended our bylaws to allow for shareholders to participate in our annual and special meetings by means of remote communication; and we held our annual meeting in the form of a virtual meeting;

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

COVID-19 and Hurricane Laura Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers impacted by COVID-19 by deferring principal and/or interest payments. As of December 31, 2020, we had agreed to deferrals on 2,259 loans with an aggregate outstanding balance of $829.1 million. We had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods as of December 31, 2020, although $94.8 million were interest-only modifications to seasoned, highly rated clients.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act.

We also granted $131.5 million in 60-day deferrals of principal and interest to certain clients due to the impact of Hurricane Laura during the year ended December 31, 2020, of which $20.6 million are still in their deferral periods as of December 31, 2020. We determined these were not troubled debt restructurings.

SBA PPP Participation

For the year ended December 31, 2020, we funded approximately 2,800 PPP loans with an aggregate balance of $397.7 million. As of December 31, 2020, we had outstanding PPP loans of $315.5 million. We also utilized the Paycheck Protection Program Liquidity Facility (“PPPLF”), drawing $107.1 million from the PPPLF to help fund PPP loans during the year ended December 31, 2020. The facility was paid down to zero in December 2020.

MSLP Participation

For the year ended December 31, 2020, we funded approximately 45 loans with an aggregate originated loan principal balance of $327.8 million. As of December 31, 2020, we had transferred/sold 95%, or $311.4 million, of the principal balance of the MSLP loans to a MSLP special purpose vehicle entity and retained $16.4 million of the outstanding principal balance.

Financial Highlights

The financial highlights as of and for the year ended December 31, 2020 include:

•	Total assets of $4.2 billion, a $1.9 billion, or 83.0%, increase from December 31, 2019.

•	Total loans held for investment of $3.0 billion, a $1.3 billion, or 74.9%, increase from December 31, 2019.

•	Total deposits of $3.6 billion, a $1.8 billion, or 103.0%, increase from December 31, 2019.

•	Net income of $30.0 million, a $6.2 million, or 26.2%, increase from the year ended December 31, 2019.

•	Net interest income of $127.6 million, a $47.4 million, or 59.2%, increase from the year ended December 31, 2019.

•

An allowance for loan and lease losses of 0.74% of total loans held for investment, compared to 0.71% as of December 31, 2019, and a ratio of nonperforming loans to total loans held for investment of 0.35%, compared to 0.53% as of December 31, 2019.

•

Earnings per share for the year ended December 31, 2020 of $1.65 per basic share and $1.64 per diluted share, compared to $1.79 per basic share and $1.74 per diluted share for the year ended December 31, 2019.

•	Return on average assets of 0.88% compared to 1.11% for the year ended December 31, 2019.

•	Return on average equity of 8.42% compared to 8.70% for the year ended December 31, 2019.

•

Capital Bank Leverage Ratio as of December 31, 2020 was 8.79%, as we opted in to adopt the CBLR framework, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.56%, 11.43%, 11.43% and 13.30%, respectively as of December 31, 2019.

•	Book value per share of $19.88, an increase of 7.4% from $21.47 at December 31, 2019.

Results of Operations for the Years Ended December 31, 2020 and 2019

Performance Summary

For the year ended December 31, 2020, net income was $30.0 million, or $1.65 per basic share and $1.64 per diluted share, compared to net income of $23.8 million, or $1.79 per basic share and $1.74 per diluted share, for the year ended December 31, 2019. Return on average assets decreased to 0.88% for the year ended December 31, 2020 from 1.11% for the year ended December 31, 2019. Return on average equity decreased to 8.42% for the year ended December 31, 2020, as compared to 8.70% for the year ended December 31, 2019.

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

For the year ended December 31, 2020, net interest income totaled $127.6 million, and net interest margin and net interest spread were 4.06% and 3.77%, respectively. For the year ended December 31, 2019 net interest income totaled $80.2 million and net interest margin and net interest spread were 4.10% and 3.67%, respectively. The average yield on the loan portfolio was 5.60%, excluding SBA PPP loans, for the year ended December 31, 2020, compared to 5.86% for the year ended December 31, 2019, and the average yield on total interest-earning assets was 4.76% for the year ended December 31, 2020, compared to 5.29% for the year ended December 31, 2019. For the year ended December 31, 2020, overall cost of funds (which includes noninterest-bearing deposits) decreased 53 basis points compared to the year ended December 31, 2019, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2020 and 2019, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans.

	For the Years Ended December 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,342,034	$131,208	5.60%	$1,628,803	$95,433	5.86%
SBA PPP loans	271,388	9,251	3.41%	—	—	—
Securities available for sale	483,976	8,952	1.85%	300,038	7,225	2.41%
Interest-bearing deposits in other banks	48,345	344	0.71%	27,878	809	2.90%
Total interest-earning assets	3,145,743	149,755	4.76%	1,956,719	103,467	5.29%
Allowance for loan losses	(16,540)			(11,762)
Noninterest-earning assets	296,917			191,124
Total assets	$3,426,120	$149,755		$2,136,081	$103,467

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,978,295	$17,562	0.89%	$1,316,896	$19,753	1.50%
Subordinated debt	25,000	1,688	6.75%	25,000	1,688	6.75%
Subordinated debt – trust preferred securities	3,341	121	3.62%	—	—	—
Advances from FHLB	113,999	1,945	1.71%	69,183	1,581	2.29%
Paycheck Protection Program Liquidity Facility (“PPPLF”)	65,857	237	0.36%	—	—	—
Other borrowings	43,286	556	1.28%	29,419	247	0.84%
Total interest-bearing liabilities	2,229,778	22,109	0.99%	1,440,498	23,269	1.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	812,332			402,147
Other liabilities	27,671			20,231
Total noninterest-bearing liabilities	840,003			422,378
Shareholders’ equity	356,339			273,205
Total liabilities and shareholders’ equity	$3,426,120			$2,136,081
Net interest rate spread(1)			3.77%			3.67%
Net interest income		$127,646			$80,198
Net interest margin(2)			4.06%			4.10%
Overall cost of funds			0.73%			1.26%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans (excluding SBA PPP)	$39,957	$(4,182)	$35,775
SBA PPP loans	9,251	—	9,251
Securities available for sale	3,402	(1,675)	1,727
Interest-earning deposits in other banks	146	(611)	(465)
Total increase (decrease) in interest income	$52,756	$(6,468)	$46,288
Interest-bearing liabilities:
Interest-bearing deposits	$5,871	$(8,062)	$(2,191)
Subordinated debt	—	—	—
Subordinated debt – trust preferred securities	121	—	121
Advances from FHLB	765	(401)	364
PPPLF	237	—	237
Other borrowings	178	131	309
Total increase (decrease) in interest expense	7,172	(8,332)	(1,160)
Increase (decrease) in net interest income	$45,584	$1,864	$47,448

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $11.4 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. The provision during the year ended December 31, 2020 compared to the same period in 2019 relates primarily to loan growth and the impact of the COVID-19 pandemic, which was recorded through qualitative adjustments based on economic factors.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, and pass-through income from small business investment company (“SBIC”) partnerships. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,358	$4,035	$1,323
Debit card and ATM fee income	4,320	1,847	2,473
Bank-owned life insurance income	940	687	253
Gain on sales of loans	4,597	230	4,367
Gain on sales of investment securities	135	106	29
Brokerage commissions	970	73	897
Mortgage origination income	572	421	151
Correspondent bank income	235	418	(183)
Rental income	72	490	(418)
Gain on sales of other real estate owned	227	20	207
Gain on sale of banking center	—	581	(581)
Loss on sale / disposal of other assets	(576)	(774)	198
Pass-through income (loss) from SBIC partnerships	2,538	1,553	985
Other	2,176	1,021	1,155

Total noninterest income	$21,564	$10,708	$10,856

Noninterest income for the year ended December 31, 2020 increased $10.9 million, or 101.4%, to $21.6 million compared to noninterest income of $10.7 million for the same period in 2019. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $5.4 million for the year ended December 31, 2020 as compared to $4.0 million for the same time period in 2019, an increase of $1.3 million, or 32.8%. The increase was primarily due to increases in deposit balances and accounts from the acquisition of Pedestal and organic growth. The increase was muted due to waivers of service charges to customers as a result of the impact of COVID-19 and hurricanes hitting the Louisiana coast.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $4.3 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of $2.5 million, or 133.9%. The increase was primarily due to the additional accounts and ATMs from the acquisition of Pedestal and organic growth.

Gain on sales of loans. We had gains on sales of loans of $4.2 million from the Main Street Lending Program established by the Federal Reserve. We were able to originate 45 loans with an aggregate original principal balance of $327.8 million resulting in a gain of $4.2 million related to the transfer of 95% of the principal loan balance to a special purpose entity established by the Federal Reserve to purchase loans originated through the program. The program was terminated on January 8, 2021.

Brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group. Brokerage commissions totaled $970,000 and $73,000 for the years ended December 31, 2020 and 2019, respectively. The increase of $897,000, or 1,228.8%, for the year ended December 31, 2020, compared to the same time period in 2019, was primarily due to the acquisition of Pedestal and their brokerage customers.

Rental income. We received rental income from the sublease of our former corporate offices. The lease ended in September 2019. Rental income totaled $72,000 and $490,000 for the years ended December 31, 2020 and 2019, respectively. The decrease of $418,000, or 85.3%, was primarily from the result of the subleases of our former corporate offices expiring in September 2019.

Gain on sale of banking center. We sold a banking center located in Mangham, Louisiana that resulted in a gain of $581,000 during the second quarter of 2019.

Pass-through income from SBIC partnerships. We are an investor in several SBIC programs, which are joint ventures between various investors with venture capital, the SBA, and small business borrowers. Those programs are starting to mature and become profitable. Pass-through income from SBIC partnerships was $2.5 million for the year ended December 31, 2020, compared to $1.6 million for the same time period in 2019, an increase of $985,000, or 63.4%.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions, credit card income and participation fee income. Other income increased $1.2 million, or 113.1%, for the year ended December 31, 2020, compared to the same period in 2019. The increase for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to increases in the use of these services by legacy Pedestal customers.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$57,394	$35,126	$22,268
Non-staff expenses:
Occupancy of bank premises	5,349	4,332	1,017
Depreciation and amortization	4,334	2,494	1,840
Data processing	5,506	2,049	3,457
FDIC assessment fees	1,608	278	1,330
Legal and other professional fees	2,118	1,319	799
Advertising and promotions	1,605	1,535	70
Utilities and communications	2,368	1,334	1,034
Ad valorem shares tax	2,348	1,423	925
Directors’ fees	464	570	(106)
Other real estate owned expenses and write-downs	607	750	(143)
Merger and conversion related expenses	3,978	330	3,648
Other	13,314	6,908	6,406
Total noninterest expense	$100,993	$58,448	$42,545

Noninterest expense for the year ended December 31, 2020 increased $42.5 million, or 72.8%, to $101.0 million compared to noninterest expense of $58.4 million for the same period in 2019. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $57.4 million for the year ended December 31, 2020, an increase of $22.3 million, or 63.4%, compared to the same period in 2019. The increase was primarily due to additional hires for new positions, our merit increase cycle, and the acquisition of Pedestal (including severance and retention payments related to the acquisition) and its legacy operations and employees. As of December 31, 2020, we had 590 full-time equivalent employees, compared to 355 full-time equivalents as of December 31, 2019. Salaries and employee benefits included stock-based compensation expense of $2.4 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $5.3 million for the year ended December 31, 2020 and $4.3 million for the same period in 2019. The increase of $1.0 million, or 23.5%, for the year ended December 31, 2020, compared to the same period in 2019, may be attributed primarily to the acquisition of Pedestal.

Depreciation and amortization. Depreciation and amortization costs were $4.3 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $3.2 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. The amortization of intangible assets was $1.2 million and $905,000 for the years ended December 31, 2020 and 2019, respectively. The increase in depreciation and amortization primarily resulted from the acquisition of Pedestal’s assets and the core deposit intangible recorded in connection with the Pedestal acquisition.

Data processing. Data processing fees were $5.5 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. The increase of $3.5 million, or 168.7%, for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to increased costs in connection with the Pedestal acquisition.

FDIC assessment fees. FDIC assessment fees were $1.6 million and $278,000 for the years ended December 31, 2020 and 2019, respectively, an increase of $1.3 million, or 478.4%. The increase for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to a $427,000 credit back to the Bank in 2019, an increase in deposits and the Pedestal acquisition.

Legal and other professional fees. Legal and other professional fees were $2.1 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. Other professional fees include audit, loan review, compliance, and other consultants. The increase of $799,000, or 60.6%, for the year ended December 31, 2020 was due primarily to the Pedestal acquisition and a change in our auditors.

Utilities and communications. Utilities and communications costs were $2.4 million and $1.3 million for the years ended December 30, 2020 and 2019, respectively, an increase of $1.0 million, or 77.5%. The increase for the year ended December 31, 2020, compared to the same period in 2019, is due primarily to the Pedestal acquisition.

Ad valorem shares tax. Ad valorem shares tax expense was $2.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, and increase of $925,000, or 65.0%. The increase for the year ended December 31, 2020, compared to the same period in 2019, was primarily due to our increased taxes and to the acquisition of Pedestal and its legacy operations.

Merger and conversion related expenses. Merger and conversion related expenses for the years ended December 31, 2020 and 2019 were related to the acquisitions of MBI, RSBI and Pedestal.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $6.4 million, or 92.7%, for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily due to the acquisition of Pedestal and its legacy operations.

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

For the year ended December 31, 2020, income tax expense totaled $6.8 million, an increase of $708,000, or 11.6%, compared to $6.1 million for the same period in 2019. For the years ended December 31, 2020 and 2019, our effective tax rates were 18.5% and 20.4%, respectively. Our income tax rate expense for both years was affected primarily by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses). Our effective tax rate for the year ended December 31, 2019, was also impacted by nondeductible goodwill write-offs associated with a branch sale. Our effective tax rate for the year ended December 31, 2020 was impacted by excess tax deductions from the exercise of stock options.

Financial Condition

Our total assets increased $1.9 billion, or 83.0%, from $2.3 billion as of December 31, 2019 to $4.2 billion as of December 31, 2020, due primarily from the Pedestal acquisition, participation in SBA PPP and organic growth.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2020, total loans, excluding mortgage loans held for sale, were $3.0 billion, an increase of $1.3 billion or 74.9%, compared to $1.7 billion as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal and SBA PPP participation. Additionally, $969,000 and $251,000 in mortgage loans were classified as loans held for sale as of December 31, 2020 and 2019, respectively.

Total loans held for investment as a percentage of deposits were 82.7% and 96.0% as of December 31, 2020 and 2019, respectively. Total loans as a percentage of assets were 71.9% and 75.2% as of December 31, 2020 and 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2020		As of December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$886,325	29.6%	$390,398	22.8%
Real estate:
Construction and land	403,065	13.5	244,181	14.3
Farmland	55,883	1.8	48,681	2.9
1-4 family residential	468,650	15.7	293,142	17.1
Multi-family residential	95,707	3.2	36,454	2.1
Nonfarm nonresidential	971,603	32.5	612,608	35.8
Consumer	110,122	3.7	84,801	5.0
Total loans held for investment	$2,991,355	100.0%	$1,710,265	100.0%

SBA PPP loans accounted for $313.9 million and $1.5 million of the commercial and consumer portfolios, respectively, as of December 31, 2020.

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

Commercial loans increased $495.9 million, or 127.0%, to $886.3 million as of December 31, 2020 from $390.4 million as of December 31, 2019, primarily due to acquisition of Pedestal and the participation in the SBA PPP.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex, and are generally diverse in terms of type.

Construction and land loans increased $158.9 million, or 65.1%, to $403.1 million as of December 31, 2020 from $244.2 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $175.5 million, or 59.9%, to $468.7 million as of December 31, 2020 from $293.1 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

Nonfarm nonresidential loans increased $359.0 million, or 58.6%, to $971.6 million as of December 31, 2020 from $612.6 million as of December 31, 2019, primarily due to the acquisition of Pedestal.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$218,443	$586,675	$81,207	$886,325
Real estate:
Construction and land	180,735	176,863	45,467	403,065
Farmland	10,802	31,489	13,592	55,883
1-4 family residential	78,087	246,550	144,013	468,650
Multi-family residential	21,292	25,863	48,552	95,707
Nonfarm nonresidential	123,708	521,687	326,208	971,603
Consumer	44,819	56,057	9,246	110,122
Total loans held for investment	$677,886	$1,645,184	$668,285	$2,991,355
Amounts with fixed rates	$344,021	$1,297,988	$353,314	$1,995,323
Amounts with floating rates	333,865	347,196	314,971	996,032

	As of December 31, 2019
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$141,403	$194,612	$54,383	$390,398
Real estate:
Construction and land	116,928	118,922	8,331	244,181
Farmland	8,428	31,982	8,271	48,681
1-4 family residential	37,418	171,235	84,489	293,142
Multi-family residential	5,994	16,130	14,330	36,454
Nonfarm nonresidential	70,862	370,951	170,795	612,608
Consumer	22,363	60,648	1,790	84,801
Total loans held for investment	$403,396	$964,480	$342,389	$1,710,265
Amounts with fixed rates	$165,154	$746,457	$266,488	$1,178,099
Amounts with floating rates	238,242	218,023	75,901	532,166

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $20.0 million and $13.2 million in nonperforming assets as of December 31, 2020 and 2019, respectively. We had $10.6 million in nonperforming loans as of December 31, 2020 compared to $9.0 million as of December 31, 2019. The increase in nonperforming assets from December 31, 2019 to December 31, 2020 is primarily due to the acquisition of Pedestal.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of and for the Year Ended
	December 31, 2020 (Dollars in thousands)	December 31, 2019 (Dollars in thousands)
Nonaccrual loans	$9,063	$8,977
Accruing loans 90 or more days past due	1,523	72
Total nonperforming loans	10,586	9,049
Other nonperforming assets	402	160
Other real estate owned:
Commercial real estate, construction, land and land development	8,567	3,808
Residential real estate	484	228
Total other real estate owned	9,051	4,036
Total nonperforming assets	$20,039	$13,245
Restructured loans-nonaccrual	$4,206	$2,106
Restructured loans-accruing	4,315	2,921
Ratio of nonperforming loans to total loans held for investment	0.35%	0.53%
Ratio of nonperforming assets to total assets	0.48	0.58

	As of and for the Year Ended
	December 31, 2020 (Dollars in thousands)	December 31, 2019 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$924	$397
Farmland	367	339
1-4 family residential	2,603	2,349
Multi-family residential	—	—
Nonfarm nonresidential	3,119	3,655
Commercial	1,753	1,825
Consumer	297	412
Total	$9,063	$8,977

Beginning on March 25, 2020, we have taken proactive measures to help customers impacted by COVID-19 by deferring principal and/or interest payments. As of December 31, 2020, we had agreed to deferrals on 2,259 loans with an aggregate outstanding balance of $829.1 million. We had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods as of December 31, 2020, although $94.8 million were interest-only modifications to seasoned, highly rated clients.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act.

We also granted $131.5 million in 60-day deferrals of principal and interest to certain clients due to the impact of Hurricane Laura during the year ended December 31, 2020, of which $20.6 million are still in their deferral periods as of December 31, 2020. We determined these were not troubled debt restructurings.

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

The following tables summarize our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	—	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	—	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

	As of December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	—	32	—	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

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

•

for commercial mortgage loans and multi-family residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical for properties of that type;

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

As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment. As of December 31, 2019, the allowance for loan losses totaled $12.1 million, or 0.71%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Year Ended
	December 31, 2020 (Dollars in thousands)	December 31, 2019 (Dollars in thousands)
Average loans outstanding(1)	$2,613,422	$1,628,803
Gross loans held for investment outstanding at end of period	$2,991,355	$1,710,265
Allowance for loan losses at beginning of period	$12,124	$11,220
Provision for loan losses	11,435	2,606
Charge-offs:
Real estate:
Construction, land and farmland	28	4
Residential	387	162
Nonfarm non-residential	232	51
Commercial	849	1,556
Consumer	467	52
Total charge-offs	1,963	1,825
Recoveries:
Real estate:
Construction, land and farmland	10	—
Residential	53	14
Nonfarm non-residential	12	4
Commercial	203	41
Consumer	150	64
Total recoveries	428	123
Net charge-offs	1,535	1,702
Allowance for loan losses at end of period	$22,024	$12,124
Ratio of allowance to end of period loans held for investment	0.74%	0.71%
Ratio of net charge-offs to average loans	0.06	0.10

(1)	Excluding loans held for sale.

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

	As of December 31, 2020		As of December 31, 2019
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$3,584	16.3%	$1,868	15.4%
Farmland	600	2.7	229	1.9
1-4 family residential	3,453	15.7	1,888	15.6
Multi-family residential	818	3.7	226	1.9
Nonfarm nonresidential	7,369	33.5	3,882	32.0
Total real estate	15,824	71.9	8,093	66.8
Commercial	5,018	22.8	3,414	28.1
Consumer	1,182	5.3	617	5.1
Total allowance for loan losses	$22,024	100.0%	$12,124	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2020, the carrying amount of investment securities totaled $640.6 million, an increase of $362.4 million, or 130.3%, compared to $278.2 million as of December 31, 2019. The increase was primarily due to the acquisition of Pedestal on May 1, 2020. Securities represented 15.4% and 12.2% of total assets as of December 31, 2020 and 2019, respectively.

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

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,567	$5	$—	$2,572
Corporate bonds	38,738	380	5	39,113
Mortgage-backed securities	288,373	6,893	247	295,019
Municipal securities	296,262	6,097	106	302,253
Other securities	1,440	208	—	1,648
Total	$627,380	$13,583	$358	$640,605

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$15,654	$303	$20	$15,937
Corporate bonds	23,774	98	158	23,714
Mortgage-backed securities	137,817	2,139	497	139,459
Municipal securities	97,641	1,447	5	99,083
Other securities	—	—	—	—
Total	$274,886	$3,987	$680	$278,193

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2020.

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

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,572	0.23%	$—	—%	$—	—%	$2,572	0.23%
Corporate bonds	—	—%	—	—%	38,089	4.41%	1,024	7.35%	39,113	4.49%
Mortgage-backed securities	1,647	1.22%	46,881	1.17%	144,427	1.64%	102,064	1.34%	295,019	1.46%
Municipal securities	17,167	2.39%	75,597	1.70%	118,381	1.78%	91,108	1.95%	302,253	1.84%
Other securities	—	—%	—	—%	—	—%	1,648	0.59%	1,648	0.59%
Total	$18,814	2.29%	$125,050	1.47%	$300,897	2.04%	$195,844	1.65%	$640,605	1.82%

	As of December 31, 2019
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,995	2.86%	$1,733	2.71%	$10,608	2.90%	$601	3.51%	$15,937	2.89%
Corporate bonds	6,481	3.43%	2,000	2.82%	15,233	5.40%	—	—%	23,714	4.64%
Mortgage-backed securities	2,340	1.89%	10,906	2.09%	68,686	2.29%	57,527	2.56%	139,459	2.38%
Municipal securities	15,201	2.00%	36,460	2.18%	36,631	2.30%	10,791	2.91%	99,083	2.28%
Other securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$27,017	2.43%	$51,099	2.20%	$131,158	2.70%	$68,919	2.62%	$278,193	2.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.93 years with an estimated effective duration of 45.79 months as of December 31, 2020.

As of December 31, 2020 and 2019, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

As of December 31, 2020 and December 31, 2019, the Company held other equity securities of $12.7 million and $12.6 million, respectively, comprised mainly of FHLB stock and SBICs.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2020 were $3.6 billion, an increase of $1.8 billion, or 103.0%, compared to $1.8 billion as of December 31, 2019.

Noninterest-bearing deposits as of December 31, 2020 were $1.2 billion compared to $398.8 million as of December 31, 2019, an increase of $765.3 million, or 191.9%.

Average deposits for the year ended December 31, 2020 were $2.8 billion, an increase of $1.1 billion, or 62.3%, compared to the year ended December 31, 2019 of $1.7 billion. The average rate paid on total interest-bearing deposits decreased over this period from 1.50% for the year ended December 31, 2019 to 0.89% for the year ended December 31, 2020. The decrease in average rates was driven by the federal funds rate cuts that occurred in the latter part of 2019 and the first quarter of 2020, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.63% for the year ended December 31, 2020 and 1.15% for the year ended December 31, 2019.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$121,612	0.75%	$35,444	1.37%
Negotiable order of withdrawal (“NOW”) accounts	383,695	0.31%	255,648	0.85%
Limited access money market accounts and savings	682,611	0.43%	432,186	0.99%
Certificates and other time deposits > $250k	215,416	1.90%	176,987	2.15%
Certificates and other time deposits < $250k	574,961	1.47%	416,631	2.16%
Total interest-bearing deposits	1,978,295	0.89%	1,316,896	1.50%
Noninterest-bearing demand accounts	812,332	—%	402,147	—%
Total deposits	$2,790,627	0.63%	$1,719,043	1.15%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2020 and 2019 was 29.1% and 23.4%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2020:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$52,769	$82,605
More than 3 months but less than 6 months	47,018	60,410
More than 6 months but less than 12 months	65,404	158,625
12 months or more	54,389	103,822
Total	$219,580	$405,462

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020 and 2019, total borrowing capacity of $1.1 billion and $626.3 million, respectively, was available under this arrangement and $43.0 million and $93.0 million, respectively, was outstanding with a weighted average stated interest rate of 2.01% as of December 31, 2020 and 2.06% as of December 31, 2019. Our current FHLB advances mature within four years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2020
Amount outstanding at year-end	$43,000
Weighted average stated interest rate at year-end	2.01%
Maximum month-end balance during the year	$138,000
Average balance outstanding during the year	$113,552
Weighted average interest rate during the year	1.93%

December 31, 2019
Amount outstanding at year-end	$93,000
Weighted average stated interest rate at year-end	2.06%
Maximum month-end balance during the year	$128,000
Average balance outstanding during the year	$69,183
Weighted average interest rate during the year	2.28%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2020 and 2019 was $25.0 million. This subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers Bank (“FNBB”), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2020
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

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit did not have a balance at December 31, 2019. In March 2020, we utilized the full amount of this line of $5.0 million, all of which was outstanding at December 31, 2020. This line of credit carries a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

FNBB note payable. We acquired a $7.0 million note payable with FNBB from Pedestal of which $6.0 million was outstanding at December 31, 2020. The note is payable in annual installments of $1.0 million and matures in August 2026. The note carries a variable interest rate equal to the Wall Street Journal Prime rate, with a minimum rate of 4.00%, and adjusts quarterly. Interest payments are due quarterly.

Trust preferred securities. In the Pedestal acquisition, we assumed their obligations of $5.2 million in junior subordinated debentures, which are associated with $5.0 million in trust preferred securities issued by a trust. Interest on the junior subordinated debentures is accrued at an annual rate equal to the 3-month LIBOR, as determined in the agreement, plus 3.05%. Interest is payable quarterly. The agreement indenture governing the debentures allows us to defer interest payments for up to 20 consecutive quarterly periods. The trust preferred securities do not have a stated maturity date, however, they are subject to mandatory redemption on September 17, 2033, or upon earlier redemption. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities subject to the guarantee agreement and the indenture. Principal and interest payments on the junior subordinated debentures are in a superior position to the liquidation rights of holders of common stock.

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2020:

Fed Funds Purchased
(Dollars in Thousands)
FNBB	$35,000
Compass Bank	30,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
CenterState Bank	9,000
Total	$126,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2020
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$324
Weighted average interest rate during the year	1.73%

December 31, 2019
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$975
Average balance outstanding during the year	$206
Weighted average interest rate during the year	2.77%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2020 and 2019, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2020 and 2019, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $126.0 million and $126.0 million as of December 31, 2020 and 2019, respectively. There were no funds under these lines of credit outstanding as of December 31, 2020 and 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $3.4 billion and $2.1 billion for the years ended December 31, 2020 and 2019, respectively.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Sources of Funds:
Deposits:
Noninterest-bearing	23.7%	18.8%
Interest-bearing	57.8	61.7
Subordinated debt (excluding trust preferred securities)	0.7	1.2
Advances from FHLB	3.3	3.2
PPPLF	1.9	—
Other borrowings	1.4	1.4
Other liabilities	0.8	0.9
Shareholders’ equity	10.4	12.8
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	75.8%	75.7%
Securities available for sale	14.1	14.0
Interest-bearing deposits in other banks	1.4	1.3
Other noninterest-earning assets	8.7	9.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	29.1%	23.4%
Average loans to average deposits	93.7	94.8

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 60.5% for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the acquisition of Pedestal and our participation in the SBA PPP. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.93 years and an effective duration of 45.79 months as of December 31, 2020 and a weighted average life of 4.23 years and an effective duration of 40.64 months as of December 31, 2019.

As of December 31, 2020, we had outstanding $621.1 million in commitments to extend credit and $23.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had outstanding $389.9 million in commitments to extend credit and $24.4 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.

As of December 31, 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2020, we had cash and cash equivalents of $149.1 million compared to $89.4 million as of December 31, 2019.

Capital Resources

Total shareholders’ equity increased to $410.0 million as of December 31, 2020, compared to $285.1 million as of December 31, 2019, an increase of $124.9 million, or 43.8%. This increase was primarily due to $98.7 million from the acquisition of Pedestal, net income of $30.0, and $8.0 million in the change in unrealized gains on our investment portfolio, offset with $7.5 million in paid dividends.

On January 25, 2021, our Board of Directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2020 in the amount of $0.10 per share to the common shareholders of record as of February 15, 2021. The dividend was paid on February 28, 2021.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2020 and December 31, 2019, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the year ended December 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31, 2020		As of December 31, 2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	N/A	N/A	$264,495	13.30%
Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	227,265	11.43%
CBLR and/or Tier 1 Leveraged capital (to average assets)	$340,715	8.79%	227,265	10.56%

b1Bank
Total capital (to risk weighted assets)	N/A	N/A	$254,520	12.80%
Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
Common Equity Tier 1 capital (to risk weighted assets)	N/A	N/A	242,290	12.19%
CBLR and/or Tier 1 Leveraged capital (to average assets)	$358,083	9.24%	242,290	11.27%

Long Term Debt

For information on our subordinated debt, please refer to “Borrowings”.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2020 and 2019 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, note payables, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $43.1 million (includes remaining purchase premium) and $93.0 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.01% and 2.06%, respectively, and maturing within four years. The subordinated debt totaled $25.0 million at both December 31, 2020 and 2019. This subordinated debt bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The revolving line of credit with FNBB had a balance of $5.0 million at December 31, 2020 and no outstanding balance at December 31, 2019. This line of credit was secured by a pledge of and security interest in the common stock our wholly-owned subsidiary, b1BANK, and carried interest at a variable rate equal to the Wall Street Journal Prime rate. We acquired a note payable to FNBB in the amount of $7.0 million, of which $6.0 million is outstanding as of December 31, 2020, from the Pedestal acquisition and carries interest at a variable rate equal to the Wall Street Journal Prime rate.

	As of December 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,808	$3,294	$2,845	$4,985	$12,932
Time deposits	589,908	201,599	18,724	—	810,231
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	20,000	—	23,000	—	43,000
Purchase premium on advances from FHLB	145	—	—	—	145
Subordinated debt – trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB notes payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	21,825	—	—	—	21,825
Standby and commercial letters of credit	9,069	14,815	20	—	23,904
Commitments to extend credit	423,206	133,121	17,856	46,928	621,111
Total	$1,071,961	$354,829	$64,445	$82,913	$1,574,148

	As of December 31, 2019
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,820	$3,194	$2,779	$5,449	$13,242
Time deposits	408,926	170,808	15,722	—	595,456
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	10,000	60,000	23,000	—	93,000
Securities sold under agreements to repurchase	67,989	—	—	—	67,989
Standby and commercial letters of credit	7,019	16,965	450	—	24,434
Commitments to extend credit	223,850	105,174	27,187	33,686	389,897
Total	$719,604	$356,141	$69,138	$64,135	$1,209,018

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2020		As of December 31, 2019
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	2.50%	3.76%	8.40%	2.32%
+200	2.80%	2.51%	5.50%	1.58%
+100	2.60%	2.30%	2.80%	0.79%
Base	0.00%	0.00%	0.00%	0.00%
-100	(1.30%)	10.63%	(3.20%)	(1.93%)

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

Core Net Income. Core net income for the year ended December 31, 2020 was $37.5 million, or $2.05 per diluted share, compared to core net income of $24.6 million, or $1.80 per diluted share, for the year ended December 31, 2019. Core net income for the year ended December 31, 2020 included the incurrence of $9.6 million in acquisition-related expenses and $351,000 in losses attributed to former bank premises and equipment, compared to the realization of gains of $581,000 associated from the sale of a banking center and the incurrence of $750,000 in acquisition-related expenses and $719,000 in losses attributed to former bank premises and equipment for the year ended December 31, 2019.

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$149,755	$103,467	$76,195
Core interest income	149,755	103,467	76,195
Interest Expense:
Interest expense	22,109	23,269	13,966
Core interest expense	22,109	23,269	13,966
Provision for Loan Losses:
Provision for loan losses	11,435	2,606	2,390
Core provision expense	11,435	2,606	2,390
Other Income:
Other income	21,564	10,708	7,779
Sale of Impaired Credit	-	(91)	(87)
(Gains) on former bank premises and equipment	351	719	(355)
(Gains) on sale of securities	(135)	(106)	(7)
(Gains) Losses on Sale of Banking Center	-	(581)	-
Core other income	$21,780	$10,649	$7,330

	For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data) (Unaudited)
Other Expenses:
Other expenses	$100,993	$58,448	$50,248
Employee share awards – NASDAQ listing	-	-	118
Acquisition-related expenses (2)	(9,559)	(750)	(3,568)
Stock option exercises - excess taxes	(71)	-	-
Early lease termination	-	(87)	-
Core other expenses	91,363	57,611	46,798
Pre-Tax Income:
Pre-tax income	36,782	29,852	17,370
Sale of Impaired Credit	-	(91)	(87)
(Gains) on former bank premises and equipment	351	719	(355)
(Gains) on sale of securities	(135)	(106)	(7)
(Gains) Losses on Sale of Banking Center	-	(581)	-
Acquisition-related expenses (2)	9,559	750	3,568
Stock option exercises - excess taxes	71	-	-
Early lease termination	-	87	-
Core pre-tax income	46,628	30,630	20,489
Provision for Income Taxes (1):
Provision for income taxes	6,788	6,080	3,279
Tax on sale of impaired credit	-	(19)	(18)
Tax on (gains) on former bank premises and equipment	74	151	(75)
Tax on (gains) on sale of securities	(28)	(22)	(1)
Tax on sale of banking center	-	(338)	-
Tax on employee share awards – NASDAQ listing	-	-	25
Tax on acquisition-related expenses (2)	1,727	147	623
Tax on stock option exercises	601	-	-
Tax on early lease termination	-	18	-
Core provision for income taxes	9,162	6,017	3,833
Net Income:
Net income	29,994	23,772	14,091
Sale of impaired credit, net of tax	-	(72)	(69)
(Gains) on former bank premises and equipment , net of tax	277	568	(280)
(Gains) on sale of securities, net of tax	(107)	(84)	(6)
(Gains) on sale of banking center, net of tax	-	(243)	-
Employee share awards – NASDAQ listing	-	-	93
Acquisition-related expenses (2), net of tax	7,832	603	2,945
Stock option exercises, net of tax	(530)	-	-
Early lease termination, net of tax	-	69	-
Core net income	$37,466	$24,613	$16,774
Diluted Earnings Per Share:
Diluted earnings per share	$1.64	$1.74	$1.22
Sale of impaired credit, net of tax	-	(0.01)	(0.01)
(Gains) on former bank premises and equipment , net of tax	0.02	0.04	(0.02)
(Gains) on sale of securities, net of tax	(0.01)	(0.01)	-
(Gains) on sale of banking center, net of tax	-	(0.02)	-
Employee share awards – NASDAQ listing	-	-	0.01
Acquisition-related expenses (2), net of tax	0.43	0.05	0.26
Stock option exercises	(0.03)	-	-
Early lease termination, net of tax	-	0.01	-
Core diluted earnings per share	$2.05	$1.80	$1.45

(1)	Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for 2020, 2019 and 2018. These rates approximated the marginal tax rates.
(2)	Includes merger and conversion-related expenses and salary and employee benefits.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$409,963	$285,097
Adjustments:
Goodwill	(53,862)	(48,495)
Core deposit and other intangibles	(9,734)	(6,694)
Total tangible common equity	$346,367	$229,908
Common shares outstanding(1)	20,621,437	13,279,363
Book value per common share	$19.88	$21.47
Tangible book value per common share	$16.80	$17.31

(1)

Excludes the dilutive effect, if any, of 73,846 and 725,300 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2020 and 2019, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$409,963	$285,097
Adjustments:
Goodwill	(53,862)	(48,495)
Core deposit and other intangibles	(9,734)	(6,694)
Total tangible common equity	$346,367	$229,908
Tangible Assets
Total assets	$4,160,360	$2,273,835
Adjustments:
Goodwill	(53,862)	(48,495)
Core deposit and other intangibles	(9,734)	(6,694)
Total tangible assets	$4,096,764	$2,218,646
Common Equity to Total Assets	9.9%	12.5%
Tangible Common Equity to Tangible Assets	8.5%	10.4%

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

Due to our growth over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business, and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

Purchase Accounting Adjustments (other than loans)

The Company accounts for acquisitions using the acquisition method of accounting. Under this method, the Company records the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values, which generally involves estimates based on third party valuations, such as appraisals, discounted cash flow analyses or other valuation techniques, as well as internal valuations for certain instruments.  Core deposit intangibles, deposit premiums, securities, properties, and borrowings are some of the more subjective instruments which are generally fair valued by the Company during acquisitions.  Further, the determination of the useful lives as well as the appropriate amortization method of other intangible assets is also subjective.

Goodwill

Any excess of consideration paid in an acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.  Goodwill is not amortized, but is assessed for potential impairment on an annual basis, as of October 1st, or whenever events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than its respective carrying amount. Goodwill impairment evaluations require management to utilize significant judgments and assumptions including, but not limited to, the general economic environment and banking industry, Company performance (i.e., forecasts), events or circumstances affecting the Company (e.g., interest rate environment), and changes in the Company stock price, amongst other relevant factors. Management’s judgments and assumptions are based on the best information available at the time.

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

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Business First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Business First Bancshares, Inc. (the "Company") as of December 31, 2020, the related consolidated statement of income, comprehensive income, shareholder’s equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses- Qualitative Factors

As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses (“ALLL”) is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses was $22,024,000 at December 31, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserve”), representing $1,014,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserve”), representing $21,010,000. The Company’s general reserve includes qualitative factors that compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historical loss factors. We identified the Company’s estimate of the qualitative factors as a critical audit matter.

The principal considerations for our determination of the qualitative factors component as a critical audit matter included the high degree of subjectivity in management’s identification and measurement of the factors.

Our primary audit procedures related to auditing management’s estimate of the qualitative factors included:

We tested the design and operating effectiveness of management’s controls over the qualitative factors within the general reserve including the completeness and accuracy of data inputs and management’s determination of the assumptions used to develop and adjust the qualitative factors for the general reserve of the allowance for loan losses.

We also performed substantive testing over the qualitative factors including testing management’s qualitative factors by evaluating the relevancy of the underlying data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s conclusion on the adjustment to the factors. We tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience. We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves and specific reserves, including comparison to external peer information to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio and the economy.

Acquisition of Pedestal Bancshares, Inc.- Fair Value of Acquired Loans

As described further in Note 1 and Note 3 to the financial statements, the Company completed the acquisition of Pedestal Bancshares, Inc (“Pedestal”) on May 1, 2020. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchased assets, assumed liabilities, and consideration paid were recorded at their respective acquisition date fair values. The Company acquired loans with fair values of $893.3 million as of the acquisition date. The determination of the fair value of the acquired loan portfolio required management to make significant estimates and assumptions. We identified the fair value adjustments applied to the performing and purchased credit impaired (PCI) loan portfolios acquired as a critical audit matter.

The principal consideration for our determination that the estimate of the fair value of the acquired loan portfolios is a critical audit matter is that there were significant estimates and assumptions made by management. Auditing these amounts required a high degree of auditor judgment and an increased extent of effort, including the involvement of specialists, when performing audit procedures to evaluate the reasonableness of assumptions and estimates used in these valuations.

Our primary audit procedures related to auditing management’s estimate of the fair value of the acquired loan portfolio included:

We assessed the design and operating effectiveness of management’s controls relating to the review of key assumptions used in the estimate of the fair value of the loan portfolio acquired. These assumptions include discount rates, default risk, and prepayment rates.

With the assistance of specialists, we evaluated the valuation assumptions used by management to develop the acquired loan portfolio fair value by assessing the reasonableness of inputs and assumptions used in the valuation. Our evaluation included for example, reconciling information to source documents, testing the calculations for mathematical accuracy, and for a selected sample, developing an independent expectation for comparison to management’s fair value. Our evaluation also considered whether the assumptions used in the valuation were reasonable for the portfolio acquired.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2019.

Fort Worth, Texas

March 5, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Business First Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Business First Bancshares, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Business First Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Business First Bancshares, Inc. as of December 31, 2020, and for the period ended December 31, 2020, and our report dated March 5, 2021, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Fort Worth, Texas

March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

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

/s/ Hannis T. Bourgeois, LLP

Baton Rouge, Louisiana

March 4, 2020

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Cash and Due from Banks	$149,131	$89,371
Federal Funds Sold	174,152	61,372
Securities Available for Sale, at Fair Values	640,605	278,193
Mortgage Loans Held for Sale	969	251
Loans and Lease Receivable, Net of Allowance for Loan
Losses of $22,024 in 2020 and $12,124 in 2019	2,969,331	1,698,141
Premises and Equipment, Net	58,593	29,280
Accrued Interest Receivable	23,895	8,025
Other Equity Securities	12,693	12,565
Other Real Estate Owned	9,051	4,036
Cash Value of Life Insurance	45,030	32,568
Deferred Taxes	5,858	2,145
Goodwill	53,862	48,495
Core Deposit Intangible	9,734	6,694
Other Assets	7,456	2,699

Total Assets	$4,160,360	$2,273,835

LIABILITIES

Deposits:
Noninterest Bearing	$1,164,139	$398,847
Interest Bearing	2,452,540	1,383,163

Total Deposits	3,616,679	1,782,010

Securities Sold Under Agreements to Repurchase	21,825	67,989
Short Term Borrowings	5,020	-
Long Term Borrowings	6,000	-
Federal Home Loan Bank Borrowings	43,145	93,000
Subordinated Debt	25,000	25,000
Subordinated Debt - Trust Preferred Securities	5,000	-
Accrued Interest Payable	2,499	1,533
Other Liabilities	25,229	19,206

Total Liabilities	3,750,397	1,988,738

Commitments and Contingencies (See Notes 19, 21 and 22)

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,621,437 and 13,279,363 Shares Issued and Outstanding at December 31, 2020 and 2019, respectively	20,621	13,279
Additional Paid-in Capital	299,540	212,505
Retained Earnings	79,174	56,700
Accumulated Other Comprehensive Income	10,628	2,613

Total Shareholders' Equity	409,963	285,097

Total Liabilities and Shareholders' Equity	$4,160,360	$2,273,835

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest Income:
Interest and Fees on Loans	$140,459	$95,433	$69,780
Interest and Dividends on Non-taxable Securities	3,183	2,156	1,902
Interest and Dividends on Taxable Securities	5,769	5,069	3,932
Interest on Federal Funds Sold and Due From Banks	344	809	581
Total Interest Income	149,755	103,467	76,195

Interest Expense:
Interest on Deposits	17,562	19,753	11,833
Interest on Borrowings	4,547	3,516	2,133
Total Interest Expense	22,109	23,269	13,966

Net Interest Income	127,646	80,198	62,229

Provision for Loan Losses	11,435	2,606	2,390

Net Interest Income after Provision for Loan Losses	116,211	77,592	59,839

Other Income:
Service Charges on Deposit Accounts	5,358	4,035	2,810
Gain on Sales of Securities	135	106	7
Gain on Sales of Loans	4,597	230	87
Other Income	11,474	6,337	4,875
Total Other Income	21,564	10,708	7,779

Other Expenses:
Salaries and Employee Benefits	57,394	35,126	27,862
Occupancy and Equipment Expense	11,380	7,628	5,865
Other Expenses	32,219	15,694	16,521
Total Other Expenses	100,993	58,448	50,248

Income Before Income Taxes	36,782	29,852	17,370

Provision for Income Taxes	6,788	6,080	3,279

Net Income	$29,994	$23,772	$14,091

Earnings Per Share:

Basic	$1.65	$1.79	$1.27
Diluted	$1.64	$1.74	$1.22

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018

Consolidated Net Income	$29,994	$23,772	$14,091

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on AFS Investment Securities	9,783	7,592	(2,317)
Unrealized Gain on Share of Equity Method Investments	228	-	-
Reclassification Adjustment for Gains on Sale of AFS Included in Net Income	135	106	7
Income Tax Effect	(2,131)	(1,616)	485

Other Comprehensive Income (Loss)	8,015	6,082	(1,825)

Consolidated Comprehensive Income	$38,009	$29,854	$12,266

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2017	$10,232	$144,172	$27,175	$(1,644)	$179,935
Comprehensive Income:
Net Income	-	-	14,091	-	14,091
Other Comprehensive Income	-	-	-	(1,825)	(1,825)
Cash Dividends Declared, $0.30 Per Share	-	-	(3,281)	-	(3,281)
Stock Issuance	2,936	67,192	-	-	70,128
Stock Based Compensation Cost	49	1,050	-	-	1,099
Stock Repurchase	(4)	(82)	(3)	-	(89)
Balances at December 31, 2018	13,213	212,332	37,982	(3,469)	260,058
Comprehensive Income:
Net Income	-	-	23,772	-	23,772
Other Comprehensive Loss	-	-	-	6,082	6,082
Cash Dividends Declared, $0.38 Per Share	-	-	(5,054)	-	(5,054)
Stock Issuance	143	1,556	-	-	1,699
Stock Based Compensation Cost	44	1,257	-	-	1,301
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at December 31, 2019	13,279	212,505	56,700	2,613	285,097
Comprehensive Income:
Net Income	-	-	29,994	-	29,994
Other Comprehensive Income	-	-	-	8,015	8,015
Cash Dividends Declared, $0.40 Per Share	-	-	(7,520)	-	(7,520)
Stock Issuance	7,947	94,097	-	-	102,044
Stock Based Compensation Cost	49	2,404	-	-	2,453
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Repurchase	(481)	(5,318)	-	-	(5,799)
Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Consolidated Net Income	$29,994	$23,772	$14,091
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	11,435	2,606	2,390
Depreciation and Amortization	3,164	1,588	1,172
Net Accretion of Purchase Accounting Adjustments	(7,283)	(2,646)	(719)
Stock Based Compensation Cost	2,453	1,093	1,010
Net Amortization of Securities	5,136	1,688	2,038
Gain on Sales of Securities	(135)	(106)	(7)
Income on Other Equity Securities	(2,658)	(1,684)	(334)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(30)	546	(14)
Increase in Cash Value of Life Insurance	(940)	(686)	(681)
Provision (Credit) for Deferred Income Taxes	(58)	336	(402)
Gain on Sale of Branch	-	(581)	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(10,648)	198	(970)
(Increase) Decrease in Other Assets	(2,655)	(318)	1,275
Increase (Decrease) in Accrued Interest Payable	(1,694)	159	184
Increase (Decrease) in Other Liabilities	3,258	(1,547)	243
Net Cash Provided by Operating Activities	29,339	24,418	19,276

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(233,566)	(27,223)	(16,106)
Proceeds from Maturities / Sales of Securities Available for Sale	66,779	25,984	11,417
Proceeds from Paydowns of Securities Available for Sale	73,890	38,678	33,670
Net Cash Received (Paid) in Acquisition	106,000	-	(9,148)
Net Cash Paid in Sale of Branch	-	(17,448)	-
Purchases of Other Equity Securities	(681)	(3,031)	(1,175)
Redemption of Other Equity Securities	8,577	1,432	3,176
Net Increase in Loans	(384,962)	(189,361)	(168,371)
Net Purchases of Premises and Equipment	(2,970)	(3,959)	(919)
Loss on Disposal of Premises and Equipment	576	774	-
Proceeds from Sales of Other Real Estate	3,842	1,400	654
Net Increase in Federal Funds Sold	(112,780)	(19,536)	(23,516)
Net Cash Used in Investing Activities	(475,295)	(192,290)	(170,318)

(CONTINUED)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Financing Activities:
Net Increase in Deposits	658,388	73,319	124,471
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(48,767)	55,760	(5,757)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(89,198)	38,000	(25,000)
Net Proceeds (Repayments) from Short Term Borrowings	1,369	-	(862)
Net Repayments from Long Term Borrowings	(1,797)	-	(2,700)
Proceeds from Issuance of Subordinated Debt	-	-	25,000
Proceeds from Issuance of Common Stock	3,361	823	27,652
Surrendered Shares of Options Exercised	(4,321)	-	-
Repurchase of Common Stock	(5,799)	(2,553)	-
Proceeds from Exercise of Stock Warrants	-	876	-
Payment of Dividends on Common Stock	(7,520)	(5,054)	(3,281)
Net Cash Provided by Financing Activities	505,716	161,171	139,523

Net Increase (Decrease) in Cash and Cash Equivalents	59,760	(6,701)	(11,519)

Cash and Cash Equivalents at Beginning of Period	89,371	96,072	107,591

Cash and Cash Equivalents at End of Period	$149,131	$89,371	$96,072

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$16,589	$19,616	$11,384
Interest on Borrowings	$4,554	$3,494	$2,098
Income Tax Payments	$5,470	$5,600	$3,342

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$9,918	$7,698	$(2,310)
Change in the Unrealized Gain on Share of Equity Method Investments	$228	$-	$-
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on
Securities Available for Sale	$(2,131)	$(1,616)	$485
Transfer of Loans to Other Real Estate	$1,506	$4,102	$395
Transfer of Other Real Estate to Premises and Equipment	$5,900	$-	$1,373
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,330,940	$-	$627,429
Other Intangible Assets Acquired	4,211	-	6,441
Liabilities Assumed	1,241,834	-	577,909
Net Identifiable Assets Acquired Over Liabilities Assumed	$93,317	$-	$55,961

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations – Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK, and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in shareholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank operates out of full-service banking centers in markets across Louisiana and in Dallas/Fort Worth metroplex. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”), and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

On January 1, 2018, the Company completed the acquisition of Minden Bancorp, Inc. (“MBI”), and its wholly-owned subsidiary, MBL Bank, located in Minden, Louisiana, further increasing its presence in the Northwest Louisiana region. The Company paid aggregate cash consideration equal to $56.2 million, or approximately $23.20 in exchange for each share of MBI common stock outstanding immediately prior to the effective time of the acquisition. At December 31, 2017, MBI had fair values of approximately $317.4 million in total assets, $192.7 million in net loans, $264.0 million in total deposits, and $30.6 million in total shareholders’ equity, and was the leading financial institution in Webster Parish, part of the Shreveport-Bossier City MSA, through its two banking center locations.

After the close of business on November 30, 2018, the Company completed the acquisition of Richland State Bancorp, Inc. (“RSBI”), and its wholly-owned subsidiary, Richland State Bank, located in Rayville, Louisiana. The Company issued 1,679,559 shares of its common stock to the RSBI shareholders for a purchase price of $42.4 million. At November 30, 2018, RSBI had fair values of approximately $316.4 million in total assets, $190.8 million in net loans, $290.0 million in total deposits, and $25.4 million in total shareholders’ equity.

On May 1, 2020, the Company completed the acquisition of Pedestal Bancshares, Inc. (“Pedestal”), and its wholly-owned subsidiary, Pedestal Bank, located in Houma, Louisiana. The Company issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. At April 30, 2020, Pedestal had provisional fair values of approximately $1.3 billion in total assets, $893.3 million in loans, $1.2 billion in deposits and $93.3 million in total shareholders’ equity.

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

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company also elected to participate in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and the Federal Reserve’s Main Street Lending Program (“MSLP”) to assist customers through the pandemic during the year ended December 31, 2020.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, goodwill, fair value of financial instruments, taxes, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, accounting for business combinations, goodwill, and the assessment of income taxes, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. The Company generally records provisional amounts of fair value at the time of acquisition based on the information available. The provisional fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2020 and 2019.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2020 and 2019.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its investment securities portfolio on a quarterly basis for indicators of other than temporary impairment (“OTTI”). Declines in the fair value of individual available for sale or held to maturity securities below their amortized cost basis are reviewed to determine whether the declines are other than temporary.  For securities that the Company does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI is recognized in earnings and the non-credit component is recognized in other comprehensive income. For securities that the Company does expect to sell, or it is more likely than not that it will be required to sell prior to recovery of its amortized cost basis, both the credit and non-credit component of an OTTI are recognized in earnings.

Other Equity Securities

The Bank has invested in Federal Home Loan Bank (“FHLB”) stock, and other similar correspondent banks, which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB. The Bank has invested in certain equity investments which are accounted for under the equity method of accounting.

Loans

Loans are stated at principal amounts outstanding, adjusted for net deferred fees or costs, less the allowance for loan losses. Interest on commercial and consumer loans is accrued daily based on the principal outstanding. Net deferred fees or costs are recognized as an adjustment to yield over the life of the loan.

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

The performing loans are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), with the related discount or premium being recognized as an adjustment to yield over the life of the loan.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes.

The costs of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized and expensed over their estimated depreciable lives.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment. If impaired, the asset is written down to its estimated fair value. Core deposit intangibles (“CDI”) representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles on a straight-line basis over their estimated useful life of 10 years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the rights to service mortgage and other loans as separate assets, which are recorded in other assets in the consolidated balance sheets, when purchased or when servicing is contractually separated from the underlying loans by sale with servicing rights retained.  For loan sales with servicing retained, a servicing right, generally an asset, is recorded at fair value at the time of sale for the right to service the loans sold. All servicing rights are identified by class and amortized over the remaining service life of the loan.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2020 and 2019, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2017. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities or other equity investments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of comprehensive income are disclosed on the Consolidated Statements of Comprehensive Income for all periods presented.

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2020, 2019 and 2018, the Company expensed costs of $1.6 million, $1.5 million and $1.2 million, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Revenue from Contracts with Customers

Service charges on deposit accounts, broker commissions, ATM/debit card fee income (including interchange), and transactional income from traditional banking services, are the significant noninterest income sources of revenue from contracts with customers. The Company generally acts in a principal capacity in the performance of these services. The Company’s performance obligations are generally satisfied as the services are rendered and typically do not extend beyond a reporting period. Fees, which are typically billed and collected after services are rendered, are readily determinable and allocated individually to each service. In the normal course of business, the Company does not generally grant refunds for services provided. As such, the Company does not establish provisions for estimated returns.

Accounting Standards Adopted in 2020

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

The Company adopted ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (ASU 2020-04) on January 1, 2020. Typically, entities must evaluate whether a loan contract modification results in a modified loan or a new loan for accounting purposes. Topic 848 allows entities to bypass this evaluation for qualifying modifications related to reference rate reform. The Corporation will apply the relief provided by Topic 848 to qualifying contract modifications.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2020. These reclassifications have no material effect on previously reported net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

On May 1, 2020, the Company consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between the Company and Pedestal (the “Merger”). Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, the Company issued 7,614,506 shares of our common stock to the former shareholders of Pedestal. At April 30, 2020, Pedestal reported $1.4 billion in total assets, $935.8 million in loans and $1.2 billion in deposits.

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

Cost and Allocation of Purchase Price for Pedestal Bancshares, Inc. (Pedestal):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Pedestal Shareholders on May 1, 2020	7,614,506
Closing Stock Price on May 1, 2020	$12.96
Total Purchase Price	$98,684
Net Assets Acquired:
Cash and Cash Equivalents	$106,000
Securities Available for Sale	264,517
Loans and Leases Receivable	893,295
Premises and Equipment, Net	35,983
Cash Value of Life Insurance	11,522
Core Deposit Intangible	4,211
Other Assets	19,623
Total Assets	1,335,151

Deposits	1,177,137
Borrowings	59,399
Other Liabilities	5,298
Total Liabilities	1,241,834
Net Assets Acquired	93,317
Goodwill Resulting from Merger	$5,367

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded approximately $9.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the year ended December 31, 2020.

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

Core Deposit Intangible (CDI): The fair value for core deposit intangible assets was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, including interest cost, and alternative cost of funds. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.

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

	For The Year Ended December 31,
	2020	2019
	(Dollars in thousands, except per share data)
Interest Income	$170,619	$171,524
Interest Expense	24,288	30,321
Net Interest Income	146,331	141,203
Provision for Loan Losses	11,435	862
Net Interest Income after Provision for Loan Losses	134,896	140,341
Noninterest Income	26,095	21,728
Noninterest Expense	105,474	98,988
Income Before Income Taxes	55,517	63,081
Income Tax Expense	10,722	13,058
Net Income	$44,795	$50,023

Earnings Per Common Share
Basic	$2.17	$2.39
Diluted	$2.17	$2.35

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

Fair value adjustments: Pro forma adjustments to net interest income of $9.6 million for the year ended December 31, 2019 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits. Pro forma adjustment to net interest income of $3.1 million for the year ended December 31, 2020 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $3.7 million for the year ended December 31, 2019, and $650,000 for the year ended December 31, 2020 to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition-related expenses of $9.6 million were removed for the year ended December 31, 2020.

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

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$29,994	$23,772	$14,091

Denominator:
Weighted Average Common Shares Outstanding	18,169,599	13,310,577	11,124,585
Dilutive Effect of Stock Options and Restricted Stock Awards	73,846	360,200	421,358
Weighted Average Dilutive Common Shares	18,243,445	13,670,777	11,545,943

Basic Earnings Per Common Share From Net Income Available to Common Shares	$1.65	$1.79	$1.27

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$1.64	$1.74	$1.22

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2020 and 2019.

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,567	$5	$-	$2,572
Corporate Securities	38,738	380	5	39,113
Mortgage-Backed Securities	288,373	6,893	247	295,019
Municipal Securities	296,262	6,097	106	302,253
Other Securities	1,440	208	-	1,648

Total Securities Available for Sale	$627,380	$13,583	$358	$640,605

	December 31, 2019
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$15,654	$303	$20	$15,937
Corporate Securities	23,774	98	158	23,714
Mortgage-Backed Securities	137,817	2,139	497	139,459
Municipal Securities	97,641	1,447	5	99,083
Other Securities	-	-	-	-

Total Securities Available for Sale	$274,886	$3,987	$680	$278,193

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2020 and 2019, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	4,995	5	-	-	4,995	5
Mortgage-Backed Securities	44,680	246	17	1	44,697	247
Municipal Securities	18,421	106	-	-	18,421	106
Other Securities	-	-	-	-	-	-

Total Securities Available for Sale	$68,096	$357	$17	$1	$68,113	$358

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$2,486	$20	$-	$-	$2,486	$20
Corporate Securities	-	-	6,360	158	6,360	158
Mortgage-Backed Securities	950	4	44,366	493	45,316	497
Municipal Securities	948	4	1,261	1	2,209	5
Other Securities	-	-	-	-	-	-

Total Securities Available for Sale	$4,384	$28	$51,987	$652	$56,371	$680

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$18,725	$18,814
One to Five Years	122,929	125,050
Over Five to Ten Years	294,048	300,897
Over Ten Years	191,678	195,844

Total Securities Available for Sale	$627,380	$640,605

Securities available for sale with a fair value of $301.7 million and $165.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2020 and 2019.

There were $293,000, $112,000 and $7,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2020, 2019 and 2018, respectively. There were $158,000 and $6,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2020 and 2019, respectively, and no realized gross losses from sales or redemptions of securities for the year ended December 31, 2018.

Other Equity Securities

The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $3.4 million and $6.1 million, respectively, at December 31, 2020 and 2019. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2020 and 2019. The Company also has investments of $302,000 and $202,000 in The Independent Bankers Bank, $562,000 and $310,000 in Bankers Insurance, LLC, and $2.0 million and $655,000 in First National Bankers Bank at December 31, 2020 and 2019, respectively. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.

Additionally, the Company has invested $2.0 million and $1.9 million in McLarty Capital Partners SBIC, L.P., $2.0 million and $1.8 million in McLarty Capital Partners SBIC II, L.P., $1.7 million and $1.6 million in Bluehenge Capital Secured Debt SBIC, L.P., $25,000 and $12,000 in New Louisiana Angel Fund 2, LLC, at December 31, 2020 and 2019, respectively. The Company has invested $235,000 in Firmament Capital Partners, SBIC III and $504,000 in Senior Housing Crime Prevention Foundation stock at December 31, 2020 with no investment at December 31, 2019. These investments are accounted for utilizing the equity method of accounting.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Real estate loans:
Construction and land	$403,065	$244,181
Farmland	55,883	48,681
1-4 family residential	468,650	293,142
Multi-family residential	95,707	36,454
Nonfarm nonresidential	971,603	612,608
Commercial	886,325	390,398
Consumer	110,122	84,801

Total loans held for investment	2,991,355	1,710,265

Less:
Allowance for loan losses	(22,024)	(12,124)

Net loans	$2,969,331	$1,698,141

SBA PPP loans accounted for $313.9 million and $1.6 million of the commercial and consumer portfolios, respectively, as of December 31, 2020. As of December 31, 2020, none of these loans were pledged.

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2020 and 2019.

Net deferred loan origination fees were $10.2 million and $3.0 million at December 31, 2020 and 2019, respectively, and are netted in their respective loan categories above. The majority of the fees, $6.2 million at December 31, 2020 are associated with SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2020 and 2019, overdrafts of $623,000 and $276,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $430.0 million and $129.7 million at December 31, 2020 and 2019, respectively. The Company has servicing rights of $1.4 million recorded as of December 31, 2020.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at December 31, 2020 includes $750.6 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2020 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $64.3 million and acquired performing loans not accounted for under ASC 310-30 totaling $696.2 million with a related purchase discount of $9.8 million.

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

The following tables set forth, as of December 31, 2020 and 2019, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(26)	(2)	(387)	-	(232)	(849)	(467)	(1,963)
Recoveries	10	-	53	-	12	203	150	428
Provision	1,732	373	1,899	592	3,707	2,250	882	11,435
Ending Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024

Ending Balance:
Individually evaluated for impairment	$27	$93	$62	$-	$119	$609	$104	$1,014

Collectively evaluated for impairment	$3,557	$507	$3,391	$818	$7,250	$4,409	$1,078	$21,010

Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending Balance	$403,065	$55,883	$468,650	$95,707	$971,603	$886,325	$110,122	$2,991,355

Ending Balance:
Individually evaluated for impairment	$924	$300	$3,981	$-	$7,292	$6,997	$482	$19,976

Collectively evaluated for impairment	$401,134	$55,515	$437,216	$95,707	$935,655	$874,131	$107,761	$2,907,119

Purchased Credit Impaired (1)	$1,007	$68	$27,453	$-	$28,656	$5,197	$1,879	$64,260

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

One to four family residential include first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

Multi-family residential loans are generally originated to provide permanent financing for multi-family residential income producing properties.  Repayment of these loans primarily relies on successful rental and management of the property.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020 and 2019, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	-	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	-	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$241,519	$1,141	$1,124	$397	$244,181
Farmland	46,591	1,737	14	339	48,681
1-4 family residential	284,381	3,175	3,237	2,349	293,142
Multi-family residential	36,422	-	32	-	36,454
Nonfarm nonresidential	594,046	11,077	3,830	3,655	612,608
Commercial	374,500	9,219	4,854	1,825	390,398
Consumer	82,726	1,538	125	412	84,801
Total	$1,660,185	$27,887	$13,216	$8,977	$1,710,265

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of December 31, 2020 and 2019, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.5 million and $72,000, respectively. As of December 31, 2020 and 2019, loan balances outstanding on nonaccrual status amounted to $9.1 million and $9.0 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of December 31, 2020 and December 31, 2019. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$874	$75	$972	$1,921	$401,144	$403,065	$72
Farmland	-	11	289	300	55,583	55,883	-
1-4 family residential	3,162	1,160	1,927	6,249	462,401	468,650	603
Multi-family residential	-	-	-	-	95,707	95,707	-
Nonfarm nonresidential	2,651	1,049	2,514	6,214	965,389	971,603	315
Commercial	2,618	549	1,925	5,092	881,233	886,325	511
Consumer	389	33	283	705	109,417	110,122	22
Total	$9,694	$2,877	$7,910	$20,481	$2,970,874	$2,991,355	$1,523

	December 31, 2019
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$483	$17	$379	$879	$243,302	$244,181	$-
Farmland	18	16	143	177	48,504	48,681	-
1-4 family residential	1,245	975	1,000	3,220	289,922	293,142	29
Multi-family residential	32	-	-	32	36,422	36,454	-
Nonfarm nonresidential	181	610	1,529	2,320	610,288	612,608	-
Commercial	126	142	1,311	1,579	388,819	390,398	-
Consumer	143	34	405	582	84,219	84,801	43
Total	$2,228	$1,794	$4,767	$8,789	$1,701,476	$1,710,265	$72

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Receivables on Nonaccrual Status

	December 31,
	2020	2019
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$924	$397
Farmland	367	339
1-4 family residential	2,603	2,349
Multi-family residential	-	-
Nonfarm nonresidential	3,119	3,655
Commercial	1,753	1,825
Consumer	297	412
Total	$9,063	$8,977

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of December 31, 2020 and December 31, 2019. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $516,000 and $292,000 for the years ended December 31, 2020 and 2019, respectively.

	December 31, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$27	$27	$27	$2
Farmland	109	112	93	27
1-4 family residential	337	361	62	361
Multi-family residential	-	-	-	-
Nonfarm nonresidential	457	457	119	652
Other Loans:
Commercial	2,530	2,636	609	1,655
Consumer	133	145	104	158
Total	$3,593	$3,738	$1,014	$2,855

With no allowance recorded:
Real Estate Loans:
Construction and land	$897	$939	$-	$520
Farmland	190	197	-	208
1-4 family residential	3,644	4,469	-	3,540
Multi-family residential	-	-	-	-
Nonfarm nonresidential	6,836	7,468	-	4,452
Other Loans:
Commercial	4,467	4,626	-	6,825
Consumer	349	398	-	367
Total	$16,383	$18,097	$-	$15,912

Total Impaired Loans:
Real Estate Loans:
Construction and land	$924	$966	$27	$522
Farmland	299	309	93	235
1-4 family residential	3,981	4,830	62	3,901
Multi-family residential	-	-	-	-
Nonfarm nonresidential	7,293	7,925	119	5,104
Other Loans:
Commercial	6,997	7,262	609	8,480
Consumer	482	543	104	525
Total	$19,976	$21,835	$1,014	$18,767

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

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$133,621
Non-accretable difference (expected losses)	(49,828)
Cash flows expected to be collected at acquisition	83,793
Accretable yield	(9,202)
Basis in acquired loans at acquisition	$74,591

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the year ended December 31, 2020:

Balance at December 31, 2019	$1,489
Accretable difference relating to purchased impaired credits acquired in Pedestal acquisition	9,202
Transfers from non-accretable difference to accretable yield	4,762
Accretion	(2,801)
Changes in expected cash flows not affecting non-accretable differences	3,201
Balance at December 31, 2020	$15,853

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2020 and 2019, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates.

Once modified in a troubled debt restructuring, a loan is generally considered impaired until its contractual maturity. At the time of the restructuring, the loan is evaluated for an allowance for credit losses. The Bank continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms. If a borrower subsequently defaults on the loan after it is restructured, the Bank provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral or expected cash flows.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of December 31, 2020 and December 31, 2019.

Modifications as of December 31, 2020:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	4	$268	$215
Nonfarm nonresidential	5	4,627	4,204
Other Loans:
Commercial	7	5,150	4,094
Consumer	3	18	8

Total	19	$10,063	$8,521

Modifications as of December 31, 2019:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	3	$235	$219
Nonfarm nonresidential	3	2,411	2,044
Other Loans:
Commercial	6	5,914	2,755
Consumer	1	11	9

Total	13	$8,571	$5,027

The Bank had one troubled debt restructuring that had subsequently defaulted in the amount of $34,000 during the year ended December 31, 2020 and none during the year ended December 31, 2019. The Company modified seven loans during the year ended December 31, 2020, with outstanding balances of $4.0 million immediately prior to and immediately following the modifications.  During the year ended December 31, 2019, the Company modified three loans with outstanding balances of $246,000 immediately prior to and immediately following the modifications.

As of December 31, 2020, payment deferrals with an outstanding principal balance of $829.1 million had been granted due to the effects of the COVID-19 pandemic.  As of December 31, 2020, the Company had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods, although $94.8 million were interest-only modifications to seasoned, highly rated clients. Under Section 4013 of the CARES Act and based on the interpretive guidance released by the FASB and our regulators, the Company determined that modifications associated with the COVID-19 pandemic were not troubled debt restructurings at December 31, 2020.

During 2020, the Company also granted temporary payment deferrals of principal and interest for 60 days to certain clients due to the impact of Hurricane Laura. The deferrals associated with Hurricane Laura had outstanding balances of $131.5 million as of December 31, 2020, with $20.6 million still in their deferral periods. The Company determined these were not troubled debt restructurings.

Accrued interest receivable of $8.4 million was outstanding as of December 31, 2020 for all loan deferrals related to the COVID-19 pandemic and Hurricane Laura.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2020 and 2019 consist of the following:

	2020	2019
	(Dollars in thousands)
Land	$7,091	$2,784
Buildings and Leasehold Improvements	46,226	12,078
Furniture and Equipment	27,219	11,862
Right of Use Asset	12,932	13,242

Total Bank Premises and Equipment	93,468	39,966

Less: Accumulated Depreciation	(34,875)	(10,686)

Total Bank Premises and Equipment, net	$58,593	$29,280

The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $3.2 million, $1.6 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was recorded in acquisitions during the years ended December, 31, 2020, 2018 and 2015. The carrying amount of goodwill as of December 31, 2020 and 2019 was $53.9 million and $48.5 million, respectively. The increase of $5.4 million in goodwill was the result of the acquisition of Pedestal in 2020. The Company performed the required annual goodwill impairment test as of October 1, 2020. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2020.

Core deposit intangibles were acquired in conjunction with the business combinations. A summary of the core deposit intangible asset as of December 31, 2020 and 2019 is as follows:

	2020	2019
	(Dollars in thousands)

Gross Carrying Amount	$8,917	$9,203
Acquired in Pedestal Acquisition	4,211	-
Adjustment for Sale of Branch	-	(286)
Less: Accumulated Amortization	(3,394)	(2,223)

Net Carrying Amount	$9,734	$6,694

Amortization expense on the core deposit intangible asset totaled approximately $1.2 million, $905,000 and $559,000 during the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2021	$1,311
2022	1,311
2023	1,311
2024	1,311
2025	1,104
Thereafter	3,386

Total Core Deposit Intangible	$9,734

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deposits –

Deposit accounts at December 31, 2020 and 2019 are summarized as follows:

	2020	2019
	(Dollars in thousands)
Noninterest Bearing - DDA	$1,164,139	$398,847

Noninterest Bearing Deposits	1,164,139	398,847

Interest Bearing - DDA	178,999	45,058
NOW and Super NOW Accounts	509,501	295,620
Money Market Accounts	702,512	365,114
Savings Accounts	251,297	81,915
Certificates of Deposit Over $250,000	219,580	152,859
Other Certificates of Deposit	590,651	442,597

Interest Bearing Deposits	2,452,540	1,383,163

Total Deposits	$3,616,679	$1,782,010

Approximately 72.8% of certificates of deposit as of December 31, 2020 have stated maturity dates during 2021 and the remaining 27.2% have stated maturity dates during 2022 and beyond.

At December 31, 2020 and 2019, total deposits for the top three customer relationships was approximately $158.7 million and $144.5 million, respectively, which represented 4.4% and 8.1% of total deposits, respectively. Brokered and reciprocal deposits were approximately $267.6 million and $100.9 million at December 31, 2020 and 2019, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $87.9 million and $35.4 million at December 31, 2020 and 2019, respectively. Other public fund deposits were approximately $382.4 million and $266.8 million at December 31, 2020 and 2019, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Borrowings –

The Bank had outstanding advances from the FHLB of $43.0 million and $93.0 million at December 31, 2020 and 2019, respectively, consisting of:

One fixed rate loan of $23.0 million at December 31, 2020 and 2019, with interest at 1.59% paid monthly. Principal is due at maturity in June 2024.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.42% paid monthly. Principal is due at maturity in January 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.63% paid monthly. Principal is due at maturity in February 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.90% paid monthly. Principal is due at maturity in June 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.03% paid monthly. Principal is due at maturity in October 2021.

One fixed rate loan of $30.0 million at December 31, 2019, with interest at 2.41% paid monthly. Principal was due at maturity in November 2022, but was paid in December 2020.

One fixed rate loan of $10.0 million at December 31, 2019, with interest at 2.14% paid monthly. Principal was due and paid at maturity in June 2020.

One fixed rate loan of $30.0 million at December 31, 2019, with interest at 2.03% paid monthly. Principal was due at maturity in June 2022, but was paid in December 2020.

These advances are collateralized by the Bank’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $1.1 billion at December 31, 2020 with unused availability for advances and letters of credit of approximately $862.8 million.

As a result of the acquisition of Pedestal, the Bank assumed the outstanding FHLB advances of Pedestal Bank. These advances were recorded at fair value as of acquisition, which totaled $39.2 million, and resulted in a market value adjustment of $1.2 million which is being accreted over the life of the respective advances as a reduction of interest expense on borrowings. The unaccreted market value adjustment totaled $145,000 at December 31, 2020. In December 2020, the Company extinguished $74.0 million in FHLB advances resulting in loss on early extinguishment of debt of $2.4 million, which is included in other expenses.

The Bank has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2020 and 2019 were $126.0 million. There was no balance on these lines at December 31, 2020 and 2019.

The Company has a line of credit with First National Bankers Bank (“FNBB”) and is allowed to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. The Company did not have a balance on the line of credit at December 31, 2019. In March 2020, the Company borrowed the full line amount of $5.0 million, all of which was outstanding at December 31, 2020. The line of credit carries a variable interest rate equal to the Wall Street Journal Prime rate and matures in January 2021. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes.

The Company acquired a $7.0 million note payable with FNBB from Pedestal of which $6.0 million was outstanding at December 31, 2020. The note is payable in annual principal installments of $1.0 million and matures in August 2026. The note carries a variable interest rate equal to the Wall Street Journal Prime rate, with a minimum rate of 4.00%, and adjusts quarterly. Interest payments are due quarterly.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2020 and 2019 was $25.0 million. The subordinated notes were issued for the purpose of paying off the long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

In the Pedestal acquisition, the Company assumed Pedestal’s obligations of $5.2 million in junior subordinated debentures, which are associated with $5.0 million in trust preferred securities acquired from Pedestal. Interest on the junior subordinated debentures is accrued at an annual rate equal to the 3-month LIBOR, as determined in the indenture governing the debentures, plus 3.05%. Interest is payable quarterly. The indenture allows the Company to defer interest payments for up to 20 consecutive quarterly periods without resulting in a default. The trust preferred securities do not have a stated maturity date, however, they are subject to mandatory redemption on September 17, 2033, or upon earlier redemption. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities subject to the guarantee agreement and the indenture. Principal and interest payments on the junior subordinated debentures are in a superior position to the liquidation rights of holders of common stock.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2020 and 2019, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 0.5% to 4.5% and maturity dates ranging from 2022 to 2045. The related liability to repurchase these securities was $21.8 million and $68.0 million at December 31, 2020 and 2019, respectively.

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(Dollars in thousands)
Provision for Current Taxes - Federal	$6,730	$6,416	$3,681
Provision (Credit) for Deferred Taxes	58	(336)	(402)

Total Provision for Income Taxes	$6,788	$6,080	$3,279

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(Dollars in thousands)
Federal Statutory Income Tax	$7,720	$6,269	$3,648
Tax Exempt Income	(608)	(556)	(512)
Stock Based Compensation	(730)	-	-
Goodwill write-off	-	216	-
Other - Net	406	151	143

Total Provision for Income Taxes	$6,788	$6,080	$3,279

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities are as follows:

	2020	2019
	(Dollars in thousands)
State NOL	$1,235	$616
State NOL Valuation Allowance	(1,235)	(616)
Acquired Loans Fair Market Value Adjustment	7,472	743
Allowance for Loan Losses	4,625	2,546
Right of Use Asset	2,716	2,781
Deferred Compensation	1,216	571
Other	1,247	919

Deferred Tax Assets	17,276	7,560

Unrealized Gain on Securities	2,777	694
Lease Liability	2,716	2,781
Core Deposit Intangible	2,044	1,406
Depreciation	2,022	462
Acquired Securities Difference in Basis	988	(43)
Other	871	115

Deferred Tax Liabilities	11,418	5,415

Net Deferred Tax Asset	$5,858	$2,145

The Company acquired certain deferred tax attributes and liabilities as a result of a merger during 2015, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2020 the NOL carryforward was $115,000 and expires in 2033. The AMT credit carryforward was exhausted in 2019.

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019:

	2020	2019
	(Dollars in thousands)
Unrealized Gains (Losses) on AFS Securities and Equity Method Investments:

Balance at Beginning of Year	$2,613	$(3,469)

Other Comprehensive Income on AFS Securities
Before Reclassifications - Net of Tax	7,728	5,998
Other Comprehensive Income on Equity Method Investments	180	-
Reclassification Adjustment for Gains
Realized - Net of Tax	107	84

Other Comprehensive Income (Loss)	8,015	6,082

Balance at End of Year	$10,628	$2,613

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.40 per share and $0.38 per share for the years ended December 31, 2020 and 2019, respectively, based upon quarterly financial performance.

Common StockRepurchase Plan

On December 13, 2018, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15 million from time to time, subject to certain limitations and conditions. The stock repurchase program is effective for a period of 24 months. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased $5.0 million, $2.5 million and $0 of shares for the years ended December 31, 2020, 2019 and 2018, respectively. This plan was terminated on October 22, 2020.

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30 million from time to time, subject to certain limitations and conditions. The stock repurchase program is effective until December 31, 2021. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased $798,000 of shares for the year ended December 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2020 and 2019, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the year ended December 31, 2020, the Company elected to adopt the community bank leverage ratio (“CBLR”) regulatory framework, which allows the Company and the Bank to be categorized as well capitalized based on a single capital ratio, the CBLR. Prior to the adoption of the CBLR framework, including at December 31, 2019, the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2020 and 2019.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
CBLR	$340,715	8.79%	$310,151	8.00%	N/A	N/A

December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$264,495	13.30%	$159,120	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	$227,265	11.43%	$119,340	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$227,265	11.43%	$89,505	4.50%	N/A	N/A
Tier 1 Leveraged Capital (to Average Assets)	$227,265	10.56%	$86,058	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
b1BANK	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
CBLR	$358,083	9.24%	$310,091	8.00%	N/A	N/A

December 31, 2019:

Total Capital (to Risk-Weighted Assets)	$254,520	12.80%	$159,033	8.00%	$198,791	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$242,290	12.19%	$119,275	6.00%	$159,033	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$242,290	12.19%	$89,456	4.50%	$129,214	6.50%
Tier 1 Leveraged Capital (to Average Assets)	$242,290	11.27%	$86,015	4.00%	$107,518	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2020, 156,346 awards have been granted under the Plan, and 343,654 shares of common stock remain available for grant.

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

During the years ended December 31, 2020, 2019 and 2018, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2020, 2019 and 2018, respectively, the Company recognized $2.4 million, $1.0 million and $766,000 in compensation costs related to restricted stock awards. At December 31, 2020, 2019 and 2018, respectively, unrecognized share-based compensation associated with these awards totaled $1.6 million, $1.7 million and $1.1 million. The $1.6 million of unrecognized share-based compensation at December 31, 2020 is expected to be recognized over a weighted average period of 2.0 years.

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	39,971	$22.64	31,002	$19.58	8,662	$17.00
Granted	60,635	24.79	39,994	23.96	39,789	20.00
Forfeited	-	-	(530)	19.47	-	-
Earned and Issued	(46,850)	23.09	(30,495)	21.31	(17,449)	19.26

Balance, at End of Period	53,756	$24.49	39,971	$22.64	31,002	$19.58

Stock Grants

During the years ended December 31, 2020, 2019 and 2018, the Company issued a total of 4,500 shares, 4,440 and 3,750 shares of common stock, respectively, to non-employee directors as compensation for their board service. The shares were issued with weighted average grant date fair values of $14.87 per share for the year ended December 31, 2020, $23.96 per share for the year ended December 31, 2019, and $20.00 per shares for the year ended December 31, 2018. During the year ended December 31, 2018, the Company issued 5,552 shares to employees (the shares vested immediately upon issuance) at a weighted average grant date fair value of $25.16 per share. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. These grants resulted in director fees expense of $57,000 and $197,000 for the years ended December 31, 2020 and 2019, respectively, and director fees expense and compensation expense of $75,000 and $140,000, respectively, during the year ended December 31, 2018.

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

Compensation expense recognized as a result of vesting was approximately $3,000, $77,000 and $119,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company uses the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2016. There were no share-based awards for the years ended December 31, 2020 and 2019, respectively, since the Plan expired December 22, 2016.

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2020		2019		2018
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	725,300	$12.55	780,080	$12.74	831,080	$12.73
Granted	-	-	-	-	-	-
Exercised	(330,000)	10.00	(54,780)	15.28	(49,000)	12.42
Forfeited or Expired	(10,000)	15.00	-	-	(2,000)	17.11

Outstanding Options, at End of Period	385,300	$14.67	725,300	$12.55	780,080	$12.74

Exercisable, at End of Period	385,300	$14.67	724,300	$12.55	761,747	$12.64

At December 31, 2020, options for 385,300 shares at a weighted average exercise price of $14.67 were vested and exercisable, and there were no nonvested options or unrecognized compensation costs related to these options which is expected to be recognized over a period of one year.   The aggregate intrinsic value of both exercisable and outstanding awards at December 31, 2020 and 2019 is $2.2 million and $9.0 million with a weighted average remaining contractual life of 1.6 years and 1.4 years, respectively.

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

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $1.4 million, $967,000 and $690,000 and is included in salaries and employee benefits for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2020 and 2019, the Company had recorded accrued liabilities of $2.7 million and $2.5 million, respectively. The expense related to the deferred compensation agreements was $285,000, $256,000 and $224,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 18 – Other Expenses –

An analysis of Other Expenses is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(Dollars in thousands)
Business Development	$1,605	$1,535	$1,239
Communications	1,969	1,063	885
Ad Valorem Shares Tax	2,348	1,423	1,135
Data Processing Fees	5,506	2,049	1,557
Directors' Fees	464	570	436
Insurance	718	347	256
Legal and Professional Fees	2,118	1,319	1,695
Office Supplies and Printing	884	670	578
Regulatory Assessments	1,785	389	1,359
Taxes and Licenses	84	88	201
Merger and Conversion Costs	3,978	330	3,024
Other	10,760	5,911	4,156

Total Other Expenses	$32,219	$15,694	$16,521

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $621.1 million and standby and commercial letters of credit of approximately $23.9 million at December 31, 2020.

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

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $971.6 million and $612.6 million, which accounted for 32.5% and 35.8% of total loans held for investment at December 31, 2020 and 2019, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $403.1 million and $244.2 million, respectively; these loans represented 13.5% and 14.3% of total loans held for investment at December 31, 2020 and 2019, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.6 million, $2.9 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had a weighted average lease term of 7.8 years and 8.3 years and a weighted average discount rate of 2.89% and 3.10% as of December 31, 2020 and 2019, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2021	$2,159
2022	1,977
2023	1,869
2024	1,672
2025	1,548
2026 and Thereafter	5,254

Total Future Minimum Lease Payments	14,479

Less Imputed Interest	(1,547)

Present Value of Lease Liabilities	$12,932

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Commitments –

SBIC Capital Commitment

The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans. The program is a joint venture between investors with venture capital, the SBA, and small business borrowers. Investors are responsible for funding the first portion of the capital requirements, with the remaining requirement being funded by the SBA. The funds are then lent to small business borrowers.

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (McLarty), McLarty Capital Partners SBIC II, L.P. (McLarty II), Bluehenge Capital Secured Debt SBIC, L.P. (Bluehenge), New Louisiana Angel Fund 2, LLC (New Louisiana) and Firmament Capital Partners SBIC III, L.P. (Firmament); details of these commitments at December 31, 2020 are below.

	McLarty	McLarty II	Bluehenge	New Louisiana	Firmament
	(Dollars in thousands)
Total Capital Commitment	$2,000	$2,500	$1,500	$50	$2,500
Capital Called	$1,802	$2,098	$1,387	$25	$242
Remaining Unfunded Capital Commitment	$198	$402	$113	$25	$2,258

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $170.2 million and $203.1 million at December 31, 2020 and 2019, respectively. The outstanding letters of credit as of December 31, 2020 are as follows:

Ten letters of credit totaling $93.7 million expires in January 2021.

Seven letters of credit totaling $15.8 million expires in February 2021.

One letter of credit of $3.6 million expires in March 2021.

Three letters of credit totaling $5.7 million expires in April 2021.

One letter of credit of $194,000 expires in July 2021.

One letter of credit of $157,000 expires in August 2021.

One letter of credit of $197,000 expires in November 2021.

Three letters of credit totaling $39.3 million expires in December 2021.

One letter of credit of $11.5 million expires in January 2022.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $33.2 million and $24.6 million at December 31, 2020 and 2019, respectively.

Related party deposits totaled $40.2 million and $34.4 million as of December 31, 2020 and 2019, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2020
Available for Sale:
U.S. Government Agency Securities	$2,572	$-	$2,572	$-
Corporate Securities	39,113	-	21,959	17,154
Mortgage-Backed Securities	295,019	-	295,019	-
Municipal Securities	302,253	-	274,067	28,186
Other Securities	1,648	-	1,648	-
Mortgage Loans Held for Sale	969	-	969	-
Servicing Rights	1,439	-	1,439	-

Total	$643,013	$-	$597,673	$45,340

December 31, 2019
Available for Sale:
U.S. Government Agency Securities	$15,937	$-	$15,937	$-
Corporate Securities	23,714	-	23,714	-
Mortgage-Backed Securities	139,459	-	139,459	-
Municipal Securities	99,083	-	92,496	6,587
Other Securities	-	-	-	-
Mortgage Loans Held for Sale	251	-	251	-

Total	$278,444	$-	$271,857	$6,587

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 3 assets measured using appraisals from external parties of the collateral less any prior liens and adjusted for estimated selling costs.  Adjustments may be made by management based on a customized internally-developed discounting matrix.   Repossessed assets are initially recorded at fair value less estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2020
Assets:
Impaired Loans	$18,175	$-	$-	$18,175
Other Nonperforming Assets	9,453	-	-	9,453

Total	$27,628	$-	$-	$27,628

December 31, 2019
Assets:
Impaired Loans	$15,876	$-	$-	$15,876
Other Nonperforming Assets	4,196	-	-	4,196

Total	$20,072	$-	$-	$20,072

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	December 31, 2020				December 31, 2019
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(19%)	10%	to	80%	(16%)

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2020 and 2019 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2020
Financial Assets:
Cash and Short-Term Investments	$323,283	$323,283	$323,283	$-	$-
Securities	640,605	640,605	-	595,265	45,340
Mortgage Loans Held for Sale	969	969	-	969	-
Loans - Net	2,969,331	2,969,619	-	-	2,969,619
Servicing Rights	1,439	1,439	-	1,439	-
Cash Value of BOLI	45,030	45,030	-	45,030	-
Other Equity Securities	12,693	12,693	-	-	12,693

Total	$3,993,350	$3,993,638	$323,283	$642,703	$3,027,652

Financial Liabilities:
Deposits	$3,616,679	$3,623,253	$-	$-	$3,623,253
Borrowings	105,990	127,171	-	127,171	-

Total	$3,722,669	$3,750,424	$-	$127,171	$3,623,253

December 31, 2019
Financial Assets:
Cash and Short-Term Investments	$150,743	$150,743	$150,743	$-	$-
Securities	278,193	278,193	-	271,606	6,587
Mortgage Loans Held for Sale	251	251	-	251	-
Loans - Net	1,698,141	1,696,470	-	-	1,696,470
Cash Value of BOLI	32,568	32,568	-	32,568	-
Other Equity Securities	12,565	12,565	-	-	12,565

Total	$2,172,461	$2,170,790	$150,743	$304,425	$1,715,622

Financial Liabilities:
Deposits	$1,782,010	$1,782,692	$-	$-	$1,782,692
Borrowings	185,989	202,863	-	202,863	-

Total	$1,967,999	$1,985,555	$-	$202,863	$1,782,692

Note 25 – Litigation and Contingencies –

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 26 – Subsequent Events –

There have been no subsequent events that have occurred after December 31, 2020, through the date of the financial statements, that would require disclosure or have an adverse impact on the financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020	2019
Assets:

Cash	$13,160	$6,154
Investment in Subsidiaries	432,331	300,122
Other Assets	5,747	3,843

Total Assets	$451,238	$310,119

Liabilities:
Accrued Interest Payable	$81	$22
Short Term Borrowings	5,020	-
Long Term Borrowings	6,000	-
Subordinated Debt	25,000	25,000
Subordinated Debt - Trust Preferred Securities	5,155	-
Other Liabilities	19	-

Total Liabilities	41,275	25,022

Shareholders' Equity:

Common Stock	20,621	13,279
Additional Paid-in Capital	299,540	212,505
Retained Earnings	79,174	56,700
Accumulated Other Comprehensive Income	10,628	2,613

Total Shareholders' Equity	409,963	285,097

Total Liabilities and Shareholders' Equity	$451,238	$310,119

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands)

	2020	2019	2018
Income:
Dividend Income From Subsidiaries	$24,295	$-	$-
Interest Income	5	45	46
Expenses:
Interest Expense	2,135	1,688	237
Other Operating Expenses	5,943	2,138	3,275

Income (Loss) before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	16,222	(3,781)	(3,466)

Income Tax Benefit	(1,905)	(783)	(623)

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	18,127	(2,998)	(2,843)

Equity in Undistributed Net Income of Subsidiaries	11,867	26,770	16,934

Net Income	$29,994	$23,772	$14,091

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 27, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 11. Executive Compensation.

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 27, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 27, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 27, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 27, 2021, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

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

2.1

Agreement and Plan of Reorganization, dated as of October 5, 2017, by and among, Business First Bancshares, Inc., Minden Bancorp, Inc. and BFB Acquisition Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 12, 2017 (File No. 333-200112)).

2.2

Agreement and Plan of Reorganization, dated June 1, 2018, by and between Business First Bancshares, Inc., and Richland State Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on June 4, 2018 (File No. 001-38447)).

2.3

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

10.14 +

Supplemental Executive Retirement Plan, adopted as of August 1, 2009, by Business First Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021 (File No. 001-38447)).

10.15 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Gregory Robertson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021 (File No. 001-38447)).

10.16 +	Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and David R. Melville, III.*

10.17 +	Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and Philip Jordan.*

21.1	List of subsidiaries of Business First Bancshares, Inc.*

23.1	Consent of Dixon Hughes Goodman, L.L.P.*

23.2	Consent of Hannis T. Bourgeois, L.L.P.*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

BUSINESS FIRST BANCSHARES, INC.

March 5, 2021	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2021.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 5, 2021
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 5, 2021
	Gregory Robertson	(Principal Financial Officer)

By	/s/ James J. Buquet, III	Director	March 5, 2021
James J. Buquet, III

By	/s/ Carol M. Calkins	Director	March 5, 2021
Carol M. Calkins

By:	/s/ Ricky D. Day	Director	March 5, 2021
Ricky D. Day

By:	/s/ Mark P. Folse	Director	March 5, 2021
Mark P. Folse

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 5, 2021
Robert S. Greer, Jr.

By:	/s/ J. Vernon Johnson	Director	March 5, 2021
J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	March 5, 2021
Rolfe H. McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 5, 2021
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 5, 2021
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 5, 2021
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director
	Arthur J. Price		March 5, 2021

By:	/s/ Kenneth Smith	Director
	Kenneth Smith		March 5, 2021

By:	/s/ Keith A. Tillage	Director
	Keith A. Tillage		March 5, 2021

By:	/s/ Steven G. White	Director
	Steven G. White		March 5, 2021