Form 10-Q
period 2021-03-31
Business First Bancshares, Inc.
filed 2021-05-06
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the issuer has outstanding 20,792,597 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS
	March 31, 2021	December 31,
	(Unaudited)	2020
Cash and Due from Banks	$355,257	$149,131
Federal Funds Sold	105,595	174,152
Securities Available for Sale, at Fair Values	721,224	640,605
Mortgage Loans Held for Sale	2,298	969
Loans and Lease Receivable, Net of Allowance for Loan Losses of $25,251 at March 31, 2021 and $22,024 at December 31, 2020	3,016,727	2,969,331
Premises and Equipment, Net	57,931	58,593
Accrued Interest Receivable	25,910	23,895
Other Equity Securities	12,584	12,693
Other Real Estate Owned	8,851	9,051
Cash Value of Life Insurance	60,348	45,030
Deferred Taxes	5,536	5,858
Goodwill	53,753	53,862
Core Deposit Intangible	9,406	9,734
Other Assets	8,166	7,456
Total Assets	$4,443,586	$4,160,360

LIABILITIES
Deposits:
Noninterest Bearing	$1,186,625	$1,164,139
Interest Bearing	2,672,109	2,452,540
Total Deposits	3,858,734	3,616,679
Securities Sold Under Agreements to Repurchase	21,419	21,825
Short Term Borrowings	20	5,020
Long Term Borrowings	-	6,000
Federal Home Loan Bank Borrowings	33,073	43,145
Subordinated Debt	77,500	25,000
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	1,941	2,499
Other Liabilities	29,198	25,229
Total Liabilities	4,026,885	3,750,397

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,804,753 and 20,621,437 Shares Issued and Outstanding at March 31, 2021 and December 31, 2020, respectively	20,805	20,621
Additional Paid-in Capital	300,282	299,540
Retained Earnings	89,441	79,174
Accumulated Other Comprehensive Income	6,173	10,628
Total Shareholders' Equity	416,701	409,963
Total Liabilities and Shareholders' Equity	$4,443,586	$4,160,360

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2021	2020
Interest Income:
Interest and Fees on Loans	$41,419	$24,143
Interest and Dividends on Non-taxable Securities	1,045	491
Interest and Dividends on Taxable Securities	1,757	1,240
Interest on Federal Funds Sold and Due From Banks	41	142
Total Interest Income	44,262	26,016
Interest Expense:
Interest on Deposits	3,243	4,686
Interest on Borrowings	718	1,119
Total Interest Expense	3,961	5,805
Net Interest Income	40,301	20,211
Provision for Loan Losses	3,359	1,367
Net Interest Income after Provision for Loan Losses	36,942	18,844
Other Income:
Service Charges on Deposit Accounts	1,567	931
Gain (Loss) on Sales of Securities	(5)	25
Gain (Loss) on Sales of Loans	(21)	177
Other Income	3,542	1,671
Total Other Income	5,083	2,804
Other Expenses:
Salaries and Employee Benefits	14,926	9,435
Occupancy and Equipment Expense	3,717	1,891
Other Expenses	8,320	5,317
Total Other Expenses	26,963	16,643
Income Before Income Taxes	15,062	5,005
Provision for Income Taxes	2,733	506
Net Income	$12,329	$4,499
Earnings Per Share:
Basic	$0.60	$0.34
Diluted	$0.59	$0.34

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended March 31,
	2021	2020
Consolidated Net Income	$12,329	$4,499

Other Comprehensive Loss:
Unrealized Loss on Investment Securities	(7,138)	(577)
Unrealized Gain on Share of Other Equity Investments	1,493	-
Reclassification Adjustment for (Gains) Losses on Sale of AFS Included in Net Income	5	(25)
Income Tax Effect	1,185	126
Other Comprehensive Loss	(4,455)	(476)
Consolidated Comprehensive Income	$7,874	$4,023

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Loss	Equity
Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	4,499	-	4,499
Other Comprehensive Loss	-	-	-	(476)	(476)
Cash Dividends Declared, $0.10 Per Share	-	-	(1,340)	-	(1,340)
Stock Issuance	332	3,029	-	-	3,361
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	65	145	-	-	210
Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Balances at March 31, 2020	$13,068	$206,966	$59,859	$2,137	$282,030

Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	12,329	-	12,329
Other Comprehensive Loss	-	-	-	(4,455)	(4,455)
Cash Dividends Declared, $0.10 Per Share	-	-	(2,062)	-	(2,062)
Stock Issuance	115	1,317	-	-	1,432
Surrendered Shares of Options Exercised	(15)	(323)	-	-	(338)
Stock Based Compensation Cost	116	379	-	-	495
Stock Repurchase	(32)	(631)	-	-	(663)
Balances at March 31, 2021	$20,805	$300,282	$89,441	$6,173	$416,701

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Consolidated Net Income	$12,329	$4,499
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	3,359	1,367
Depreciation and Amortization	1,030	378
Net Accretion of Purchase Accounting Adjustments	(3,021)	(67)
Stock Based Compensation Cost	495	210
Net Amortization of Securities	1,778	379
(Gain) Loss on Sales of Securities	5	(25)
Income on Other Equity Securities	(66)	(749)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	165	46
Increase in Cash Value of Life Insurance	(318)	(197)
Deferred Income Tax Expense	1,507	471
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(2,015)	301
(Increase) Decrease in Other Assets	(601)	238
Increase (Decrease) in Accrued Interest Payable	(558)	40
Increase (Decrease) in Other Liabilities	3,969	(683)
Net Cash Provided by Operating Activities	18,058	6,208

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(122,981)	(21,398)
Proceeds from Maturities / Sales of Securities Available for Sale	11,023	13,537
Proceeds from Paydowns of Securities Available for Sale	22,423	9,983
Purchases of Other Equity Securities	(85)	-
Redemption of Other Equity Securities	1,753	1,593
Proceeds from Purchase of Life Insurance	(15,000)	-
Net Increase in Loans	(49,969)	(61,656)
Net Purchases of Premises and Equipment	(368)	(754)
Proceeds from Sales of Other Real Estate	983	751
Net Decrease in Federal Funds Sold	68,557	32,237
Net Cash Used in Investing Activities	(83,664)	(25,707)

(CONTINUED)

	For The Three Months Ended March 31,
	2021	2020
Cash Flows From Financing Activities:
Net Increase in Deposits	242,269	20,798
Net Decrease in Securities Sold Under Agreements to Repurchase	(406)	(53,261)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(10,000)	45,000
Net Proceeds (Repayments) from Short Term Borrowings	(5,000)	5,000
Net Repayments from Long Term Borrowings	(6,000)	-
Proceeds from Issuance of Subordinated Debt	52,500	-
Proceeds from Issuance of Common Stock	1,432	3,361
Surrendered Shares of Options Exercised	(338)	(4,321)
Repurchase of Common Stock	(663)	(5,000)
Payment of Dividends on Common Stock	(2,062)	(1,340)
Net Cash Provided by Financing Activities	271,732	10,237
Net Increase (Decrease) in Cash and Cash Equivalents	206,126	(9,262)
Cash and Cash Equivalents at Beginning of Period	149,131	89,371
Cash and Cash Equivalents at End of Period	$355,257	$80,109

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$3,736	$4,654
Interest on Borrowings	$783	$1,111
Income Tax Payments	$-	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(7,133)	$(602)
Change in the Unrealized Gain on Equity Securities	$1,493	$-
Change in Deferred Tax Effect on the Unrealized Loss on
Securities Available for Sale	$1,185	$126
Transfer of Loans to Other Real Estate	$948	$42

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiary, Business First Insurance, LLC. The Bank operates out of branch locations in markets across Louisiana and the Dallas/Fort Worth metroplex. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2020.

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

Smith Shellnut Wilson, LLC (“SSW”) Acquisition. On March 22, 2021, Business First, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under management, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was subsequently completed on April 1, 2021.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2021. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

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

The following table reflects the consideration paid for Pedestal’s net assets and the identifiable assets purchased and liabilities assumed at their estimated fair values as of May 1, 2020.  The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Cost and Allocation of Purchase Price for Pedestal Bancshares, Inc. (Pedestal):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Pedestal Shareholders on May 1, 2020	7,614,506
Closing Stock Price on May 1, 2020	$12.96
Total Purchase Price	$98,684
Net Assets Acquired:
Cash and Cash Equivalents	$106,000
Securities Available for Sale	264,517
Loans and Leases Receivable	893,295
Premises and Equipment, Net	35,983
Cash Value of Life Insurance	11,522
Core Deposit Intangible	4,211
Other Assets	19,623
Total Assets	1,335,151

Deposits	1,177,137
Borrowings	59,399
Other Liabilities	5,189
Total Liabilities	1,241,725
Net Assets Acquired	93,426
Goodwill Resulting from Merger	$5,258

The Company has recorded approximately $10,000 and $9.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2021 and year ended December 31, 2020.

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

Borrowings: Fair values for borrowings were based on market values and market rates provided by the Federal Home Loan Bank (“FHLB”).

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming Pedestal was acquired as of January 1, 2020 for the three months ended March 31, 2020. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2020 and should not be considered representative of future operating results.

	For The Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)

Interest Income	$44,262	$41,935
Interest Expense	3,961	7,521
Net Interest Income	40,301	34,414
Provision for Loan Losses	3,359	1,367
Net Interest Income after Provision for Loan Losses	36,942	33,047
Noninterest Income	5,083	6,378
Noninterest Expense	26,963	24,903
Income Before Income Taxes	15,062	14,522
Income Tax Expense	2,733	2,504
Net Income	$12,329	$12,018

Earnings Per Common Share
Basic	$0.60	$0.57
Diluted	$0.59	$0.57

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

Fair value adjustments: Pro forma adjustment to net interest income of $2.4 million for the three months ended March 31, 2020 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $650,000 for the three months ended March 31, 2020, to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition-related expenses of $1.2 million were removed for the three months ended March 31, 2020.

Provision for Income Taxes: Pro forma adjustments for the three months ended March 31, 2020 included a tax expense adjustment of 21%, as Pedestal was an S-Corp prior to its acquisition by the Company.

Note 4 – Earnings per Common Share –

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards (“RSAs”), excluding any that were antidilutive. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	For The Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$12,329	$4,499
Denominator:
Weighted Average Common Shares Outstanding	20,621,930	13,313,154
Dilutive Effect of Stock Options and RSAs	116,083	54,122
Weighted Average Dilutive Common Shares	20,738,013	13,367,276

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.60	$0.34

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.59	$0.34

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$7,394	$-	$7	$7,387
U.S. Government Agencies	2,554	5	-	2,559
Corporate Securities	40,763	652	97	41,318
Mortgage-Backed Securities	355,095	5,504	2,299	358,300
Municipal Securities	308,016	4,033	2,049	310,000
Other Securities	1,310	350	-	1,660
Total Securities Available for Sale	$715,132	$10,544	$4,452	$721,224

	December 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,567	$5	$-	$2,572
Corporate Securities	38,738	380	5	39,113
Mortgage-Backed Securities	288,373	6,893	247	295,019
Municipal Securities	296,262	6,097	106	302,253
Other Securities	1,440	208	-	1,648
Total Securities Available for Sale	$627,380	$13,583	$358	$640,605

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$7,387	$7	$-	$-	$7,387	$7
U.S. Government Agencies	-	-	-	-	-	-
Corporate Securities	6,311	97	-	-	6,311	97
Mortgage-Backed Securities	168,507	2,298	70	1	168,577	2,299
Municipal Securities	123,134	2,045	414	4	123,548	2,049
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$305,339	$4,447	$484	$5	$305,823	$4,452

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	4,995	5	-	-	4,995	5
Mortgage-Backed Securities	44,680	246	17	1	44,697	247
Municipal Securities	18,421	106	-	-	18,421	106
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$68,096	$357	$17	$1	$68,113	$358

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$20,345	$20,497
One to Five Years	132,401	134,124
Over Five to Ten Years	310,544	314,022
Over Ten Years	251,842	252,581
Total Securities Available for Sale	$715,132	$721,224

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Construction and land	$418,234	$403,065
Farmland	52,861	55,883
1-4 family residential	460,907	468,650
Multi-family residential	77,390	95,707
Nonfarm nonresidential	966,416	971,603
Commercial	962,099	886,325
Consumer	104,071	110,122
Total loans held for investment	3,041,978	2,991,355

Less:
Allowance for loan losses	(25,251)	(22,024)
Net loans	$3,016,727	$2,969,331

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans accounted for $385.8 million and $313.9 million of the commercial loan portfolio as of March 31, 2021 and December 31, 2020, respectively. SBA PPP loans accounted for $105,000 and $1.6 million of the consumer loan portfolio as of March 31, 2021 and December 31, 2020, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2021 and December 31, 2020.

Net deferred loan origination fees were $14.9 million and $10.2 million at March 31, 2021 and December 31, 2020, respectively, and are netted in their respective loan categories above. The majority of the fees, $10.7 million and $6.2 million, at March 31, 2021 and December 31, 2020, respectively, are associated with the SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2021 and December 31, 2020, overdrafts of $763,000 and $623,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $399.6 million and $430.0 million at March 31, 2021 and December 31, 2020, respectively. The Company had servicing rights of $1.2 million and $1.4 million recorded as of March 31, 2021 and December 31, 2020, respectively, and is recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at March 31, 2021 includes $582.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2021 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $61.2 million and acquired performing loans not accounted for under ASC 310-30 totaling $528.2 million with a remaining purchase discount of $7.0 million.

Total loans held for investment at December 31, 2020 includes $750.6 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2020 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $64.3 million and acquired performing loans not accounted for under ASC 310-30 totaling $696.2 million with a remaining purchase discount of $9.8 million.

The following tables set forth, as of March 31, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2021
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Charge-offs	-	-	(134)	-	(20)	(87)	(68)	(309)
Recoveries	-	2	23	-	98	24	30	177
Provision	343	(119)	465	(162)	395	2,524	(87)	3,359
Ending Balance	$3,927	$483	$3,807	$656	$7,842	$7,479	$1,057	$25,251
Ending Balance:
Individually evaluated for impairment	$26	$3	$117	$-	$129	$553	$103	$931
Collectively evaluated for impairment	$3,901	$480	$3,690	$656	$7,713	$6,926	$954	$24,320
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$418,234	$52,861	$460,907	$77,390	$966,416	$962,099	$104,071	$3,041,978
Ending Balance:
Individually evaluated for impairment	$958	$236	$3,186	$-	$3,905	$6,392	$312	$14,989
Collectively evaluated for impairment	$416,249	$52,558	$431,898	$77,390	$934,545	$950,942	$102,175	$2,965,757
Purchased Credit Impaired (1)	$1,027	$67	$25,823	$-	$27,966	$4,765	$1,584	$61,232

(1) Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(26)	(2)	(387)	-	(232)	(849)	(467)	(1,963)
Recoveries	10	-	53	-	12	203	150	428
Provision	1,732	373	1,899	592	3,707	2,250	882	11,435
Ending Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Ending Balance:
Individually evaluated for impairment	$27	$93	$62	$-	$119	$609	$104	$1,014
Collectively evaluated for impairment	$3,557	$507	$3,391	$818	$7,250	$4,409	$1,078	$21,010
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$403,065	$55,883	$468,650	$95,707	$971,603	$886,325	$110,122	$2,991,355
Ending Balance:
Individually evaluated for impairment	$924	$299	$2,957	$-	$3,525	$5,517	$335	$13,557
Collectively evaluated for impairment	$401,134	$55,516	$438,240	$95,707	$939,422	$875,611	$107,908	$2,913,538
Purchased Credit Impaired (1)	$1,007	$68	$27,453	$-	$28,656	$5,197	$1,879	$64,260

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

One-to-four family residential loans include first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

Multi-family residential loans are generally originated to provide permanent financing for multi-family residential income producing properties.  Repayment of these loans primarily relies on successful rental and management of the property.

Nonfarm nonresidential loans are extensions of credit secured by owner-occupied and non-owner occupied collateral. Repayment is generally relied upon from the successful operations of the property. General economic conditions may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends.

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

As of March 31, 2021 and December 31, 2020, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$414,941	$809	$1,526	$958	$418,234
Farmland	50,933	1,625	-	303	52,861
1-4 family residential	440,800	10,074	5,343	4,690	460,907
Multi-family residential	77,055	308	27	-	77,390
Nonfarm nonresidential	944,976	11,940	3,287	6,213	966,416
Commercial	933,997	17,311	5,975	4,816	962,099
Consumer	101,881	1,255	460	475	104,071
Total	$2,964,583	$43,322	$16,618	$17,455	$3,041,978

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	-	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	-	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

●

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

●

Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

●	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

As of March 31, 2021 and December 31, 2020, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.5 million and $1.5 million, respectively. As of March 31, 2021 and December 31, 2020, loan balances outstanding on nonaccrual status amounted to $12.0 million and $9.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of March 31, 2021 and December 31, 2020. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$530	$526	$1,008	$2,064	$416,170	$418,234	$73
Farmland	-	-	142	142	52,719	52,861	-
1-4 family residential	2,929	621	2,268	5,818	455,089	460,907	756
Multi-family residential	-	-	-	-	77,390	77,390	-
Nonfarm nonresidential	846	36	2,544	3,426	962,990	966,416	418
Commercial	769	473	3,977	5,219	956,880	962,099	228
Consumer	140	60	240	440	103,631	104,071	4
Total	$5,214	$1,716	$10,179	$17,109	$3,024,869	$3,041,978	$1,479

	December 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$874	$75	$972	$1,921	$401,144	$403,065	$72
Farmland	-	11	289	300	55,583	55,883	-
1-4 family residential	3,162	1,160	1,927	6,249	462,401	468,650	603
Multi-family residential	-	-	-	-	95,707	95,707	-
Nonfarm nonresidential	2,651	1,049	2,514	6,214	965,389	971,603	315
Commercial	2,618	549	1,925	5,092	881,233	886,325	511
Consumer	389	33	283	705	109,417	110,122	22
Total	$9,694	$2,877	$7,910	$20,481	$2,970,874	$2,991,355	$1,523

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2021 and December 31, 2020. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $60,000 and $335,000 for the three months ending March 31, 2021 and the year ending December 31, 2020, respectively.

	March 31, 2021
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$26	$27	$26	$18
Farmland	19	21	3	49
1-4 family residential	518	545	117	365
Multi-family residential	-	-	-	-
Nonfarm nonresidential	445	446	129	777
Other Loans:			-
Commercial	1,337	1,449	553	1,998
Consumer	131	153	103	124
Total	$2,476	$2,641	$931	$3,331

With no allowance recorded:
Real Estate Loans:
Construction and land	$932	$975	$-	$926
Farmland	217	220	-	226
1-4 family residential	2,668	3,405	-	2,813
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,460	3,948	-	3,405
Other Loans:
Commercial	5,055	5,091	-	4,499
Consumer	181	217	-	192
Total	$12,513	$13,856	$-	$12,061

Total Impaired Loans:
Real Estate Loans:
Construction and land	$958	$1,002	$26	$944
Farmland	236	241	3	275
1-4 family residential	3,186	3,950	117	3,178
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,905	4,394	129	4,182
Other Loans:
Commercial	6,392	6,540	553	6,497
Consumer	312	370	103	316
Total	$14,989	$16,497	$931	$15,392

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$27	$27	$27	$2
Farmland	109	112	93	27
1-4 family residential	337	361	62	361
Multi-family residential	-	-	-	-
Nonfarm nonresidential	457	457	119	652
Other Loans:
Commercial	2,530	2,636	609	1,655
Consumer	133	145	104	158
Total	$3,593	$3,738	$1,014	$2,855

With no allowance recorded:
Real Estate Loans:
Construction and land	$897	$939	$-	$520
Farmland	190	197	-	208
1-4 family residential	2,620	3,388	-	3,091
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,068	3,534	-	3,325
Other Loans:
Commercial	2,987	3,017	-	3,569
Consumer	202	239	-	324
Total	$9,964	$11,314	$-	$11,037

Total Impaired Loans:
Real Estate Loans:
Construction and land	$924	$966	$27	$522
Farmland	299	309	93	235
1-4 family residential	2,957	3,749	62	3,452
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,525	3,991	119	3,977
Other Loans:
Commercial	5,517	5,653	609	5,224
Consumer	335	384	104	482
Total	$13,557	$15,052	$1,014	$13,892

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

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the three months ended March 31, 2021:

Balance at December 31, 2020	$15,853
Transfers from non-accretable difference to accretable yield	2,333
Accretion	(330)
Changes in expected cash flows not affecting non-accretable differences	(1,421)
Balance at March 31, 2021	$16,435

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2021 and December 31, 2020, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present informative data regarding troubled debt restructurings as of March 31, 2021 and December 31, 2020.

Modifications as of March 31, 2021:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	4	$268	$214
Nonfarm nonresidential	5	4,627	3,377
Other Loans:
Commercial	7	5,150	2,644
Consumer	3	18	6
Total	19	$10,063	$6,241

Modifications as of December 31, 2020:
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructuring
Real Estate Loans:
1-4 family residential	4	$268	$215
Nonfarm nonresidential	5	4,627	4,204
Other Loans:
Commercial	7	5,150	4,094
Consumer	3	18	8
Total	19	$10,063	$8,521

The Company had no troubled debt restructurings that had subsequently defaulted during the three months ended March 31, 2021 and one troubled debt restructuring that had subsequently defaulted in the amount of $34,000 during the year ended December 31, 2020. The Company modified no loans during the three months ended March 31, 2021, which were considered troubled debt restructurings. During the year ended December 31, 2020, the Company modified seven loans with outstanding balances of $4.0 million immediately prior to and immediately following the modifications.

Through March 31, 2021, we had agreed to deferrals on approximately 2,100 loans with an aggregate outstanding balance of $769.6 million, of which the majority of modifications occurred in 2020.  As of March 31, 2021, the Company had 105 loans with outstanding principal balances of $90.5 million still in their deferral periods, although $84.6 million were interest-only modifications to seasoned, highly rated clients. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and our regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at March 31, 2021.

Payment deferrals with an outstanding principal balance of $829.1 million had been granted as of December 31, 2020, due to the effects of the COVID-19 pandemic.  As of December 31, 2020, the Company had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods, although $94.8 million were interest-only modifications to seasoned, highly rated clients. Under Section 4013 of the CARES Act and based on the interpretive guidance released by the FASB and our regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at December 31, 2020.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest receivable of $8.0 million and $8.4 million was outstanding as of March 31, 2021 and December 31, 2020, respectively, for all loan deferrals related to the COVID-19 pandemic and Hurricane Laura.

Note 7 – Long Term Debt –

On March 26, 2021, the Company issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031.

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $747,000 and $693,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company had a weighted average lease term of 7.6 years and a weighted average discount rate of 2.86%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2021 through March 31, 2022	$1,676
April 1, 2022 through March 31, 2023	2,065
April 1, 2023 through March 31, 2024	1,957
April 1, 2024 through March 31, 2025	1,759
April 1, 2025 through March 31, 2026	1,635
April 1, 2026 and Thereafter	5,232
Total Future Minimum Lease Payments	14,324
Less Imputed Interest	(1,451)
Present Value of Lease Liabilities	$12,873

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $715.1 million and standby and commercial letters of credit of approximately $22.4 million at March 31, 2021.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Fair Value of Financial Instruments –

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – Includes the most reliable sources and includes quoted prices in active markets for identical assets or liabilities.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2021
Available for Sale:
U.S. Treasury Securities	$7,387	$-	$7,387	$-
U.S. Government Agency Securities	2,559	-	2,559	-
Corporate Securities	41,318	-	24,163	17,155
Mortgage-Backed Securities	358,300	-	355,001	3,299
Municipal Securities	310,000	-	289,449	20,551
Other Securities	1,660	-	1,660	-
Mortgage Loans Held for Sale	2,298	-	2,298	-
Servicing Rights	2,019	-	2,019	-
Total	$725,541	$-	$684,536	$41,005

December 31, 2020
Available for Sale:
U.S. Government Agency Securities	$2,572	$-	$2,572	$-
Corporate Securities	39,113	-	21,959	17,154
Mortgage-Backed Securities	295,019	-	295,019	-
Municipal Securities	302,253	-	274,067	28,186
Other Securities	1,648	-	1,648	-
Mortgage Loans Held for Sale	969	-	969	-
Servicing Rights	1,439	-	1,439	-
Total	$643,013	$-	$597,673	$45,340

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 3 assets measured using appraisals from external parties of the collateral less any prior liens and adjusted for estimated selling costs. Adjustments may be made by management based on a customized internally developed discounting matrix. Repossessed assets are initially recorded at fair value less estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2021
Assets:
Impaired Loans	$18,770	$-	$-	$18,770
Repossessed Assets	9,474	-	-	9,474
Total	$28,244	$-	$-	$28,244

December 31, 2020
Assets:
Impaired Loans	$11,755	$-	$-	$11,755
Repossessed Assets	9,453	-	-	9,453
Total	$21,208	$-	$-	$21,208

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	March 31, 2021				December 31, 2020
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(17%)	10%	to	100%	(19%)

Fair Value Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with GAAP, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2021
Financial Assets:
Cash and Short-Term Investments	$460,852	$460,852	$460,852	$-	$-
Securities	721,224	721,224	-	680,219	41,005
Mortgage Loans Held for Sale	2,298	2,298	-	2,298	-
Loans - Net	3,016,727	3,018,067	-	-	3,018,067
Servicing Rights	1,203	2,019	-	2,019	-
Cash Value of BOLI	60,348	60,348	-	60,348	-
Other Equity Securities	12,584	12,584	-	-	12,584
Total	$4,275,236	$4,277,392	$460,852	$744,884	$3,071,656

Financial Liabilities:
Deposits	$3,858,734	$3,857,245	$-	$-	$3,857,245
Borrowings	137,012	143,461	-	143,461	-
Total	$3,995,746	$4,000,706	$-	$143,461	$3,857,245

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Financial Assets:
Cash and Short-Term Investments	$323,283	$323,283	$323,283	$-	$-
Securities	640,605	640,605	-	595,265	45,340
Mortgage Loans Held for Sale	969	969	-	969	-
Loans - Net	2,969,331	2,969,619	-	-	2,969,619
Servicing Rights	1,439	1,439		1,439	-
Cash Value of BOLI	45,030	45,030	-	45,030	-
Other Equity Securities	12,693	12,693	-	-	12,693
Total	$3,993,350	$3,993,638	$323,283	$642,703	$3,027,652

Financial Liabilities:
Deposits	$3,616,679	$3,623,253	$-	$-	$3,623,253
Borrowings	105,990	127,171	-	127,171	-
Total	$3,722,669	$3,750,424	$-	$127,171	$3,623,253

Note 11 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of a “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2020 to March 31, 2021, and its results of operations for the three months ended March 31, 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and the Dallas/Fort Worth metroplex. We currently operate out of 43 banking centers in markets across Louisiana and Texas. As of March 31, 2021, we had total assets of $4.4 billion, total loans of $3.0 billion, total deposits of $3.9 billion, and total shareholders’ equity of $416.7 million.

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

Other Developments

Pedestal Merger

On January 22, 2020, we entered into an agreement and plan of reorganization to acquire Pedestal Bancshares, Inc. (“Pedestal”), and its banking subsidiary Pedestal Bank. The acquisition of Pedestal was consummated on May 1, 2020. At April 30, 2020, Pedestal had fair values of approximately $1.3 billion in total assets, $893.3 million in net loans, $1.2 billion in total deposits, and $93.3 million in total shareholders’ equity.

Smith Shellnut Wilson, LLC (“SSW”) Acquisition

On March 22, 2021, we, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under management, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was subsequently completed on April 1, 2021.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●	In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses during the year ended December 31, 2020;

●

In sensitivity to our customers, we waived certain service fees, such as late fees, excessive withdrawal fees, etc. and increased daily limits on ATM withdrawals during the year ended December 31, 2020;

●	We continue to monitor borrowers who have deferred payments on loans under our COVID-19 Deferral Assistance Program, described in further detail below;

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the three months ended March 31, 2021;

●

We continue to monitor our portfolio to determine which sectors we believe may be particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. Through March 31, 2021, we had agreed to deferrals on approximately 2,100 loans with an aggregate outstanding balance of $769.6 million, of which the majority of modifications occurred in 2020. As of March 31, 2021, we had 105 loans with outstanding principal balances of $90.5 million within the deferral periods, although $84.6 million were qualifying interest-only modifications to seasoned, highly rated clients.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

During the three months ended March 31, 2021, we funded approximately 1,500 loans with an aggregate outstanding principal balance of $188.5 million under round 2 of the PPP. As of March 31, 2021, we held approximately 2,400 PPP loans (including both round 1 and round 2 PPP loans) with an aggregate balance of $385.9 million and an average loan balance of approximately $162,000.

Financial Highlights

The financial highlights as of and for the three months ended March 31, 2021 include:

•          Total assets of $4.4 billion, a $283 million, or 6.8%, increase from December 31, 2020.

•         Total loans held for investment of $3.0 billion, a $50.6 million, or 1.7%, increase from December 31, 2020.

•         Total deposits of $3.9 billion, a $242.1 million, or 6.7%, increase from December 31, 2020.

•          Net income of $12.3 million, a $7.8 million, or 174.0%, increase from the three months ended March 31, 2020.

•         Net interest income of $40.3 million, an increase of $20.1 million, or 99.4%, from the three months ended March 31, 2020.

•          Allowance for loan and lease losses of 0.83% of total loans held for investment, compared to 0.74% as of December 31, 2020, and a ratio of nonperforming loans to total loans held for investment of 0.44%, compared to 0.35% as of December 31, 2020.

•         Earnings per share for the first three months of 2021 of $0.60 per basic share and $0.59 per diluted share, compared to $0.34 per basic and diluted share for the first three months of 2020.

•         Return on average assets of 1.15% over the first three months of 2021, compared to 0.80% for the first three months of 2020.

•         Return on average equity of 11.86% over the first three months of 2021, compared to 6.31% for the first three months of 2020.

•         Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.37%, 10.64%, 10.79% and 13.95%, respectively. During the year ended December 31, 2020, we elected the Community Bank Leverage Ratio (“CBLR”) and had a ratio of 8.79% at December 31, 2020. We have since elected to return to risk-based regulatory capital reporting for 2021.

•          Book value per share of $20.03, an increase of 0.75% from $19.88 at December 31, 2020.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Performance Summary

For the three months ended March 31, 2021, net income was $12.3 million, or $0.60 per basic share and $0.59 per diluted share, compared to net income of $4.5 million, or $0.34 per basic share and $0.34 per diluted share, for the three months ended March 31, 2020. Return on average assets, on an annualized basis, increased to 1.15% for the three months ended March 31, 2021, from 0.80% for the three months ended March 31, 2020. Return on average equity, on an annualized basis, increased to 11.86% for the three months ended March 31, 2021, as compared to 6.31% for the three months ended March 31, 2020.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a monthly average, and average yield/rate utilizing a 30/360 day count convention.

For the three months ended March 31, 2021, net interest income totaled $40.3 million, and net interest margin and net interest spread were 4.23% and 4.06%, respectively, compared to $20.2 million, 3.93%, and 3.55%, respectively, for the three months ended March 31, 2020. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.53% for the three months ended March 31, 2021, compared to 5.55% for the three months ended March 30, 2020, and the average yield on total interest-earning assets was 4.65% for the three months ended March 31, 2021, compared to 5.06% for the three months ended March 31, 2020. For the three months ended March 31, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 79 basis points compared to the three months ended March 31, 2020, primarily due to the federal funds rate cuts during the first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion recognized from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2021 and 2020, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,643,668	$36,538	5.53%	$1,740,189	$24,143	5.55%
SBA PPP loans	374,958	4,881	5.21	—	—	—
Securities available for sale	691,476	2,802	1.62	286,660	1,731	2.42
Interest-bearing deposits in other banks	101,233	41	0.16	28,754	142	1.98
Total interest-earning assets	3,811,335	44,262	4.65	2,055,603	26,016	5.06
Allowance for loan losses	(22,709)			(12,203)
Noninterest-earning assets	487,804			201,184
Total assets	$4,276,430	$44,262		$2,244,584	$26,016

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,584,263	$3,243	0.50%	$1,342,213	$4,686	1.40%
Subordinated debt	28,450	459	6.45	25,000	422	6.75
Subordinated debt – trust preferred securities	5,000	42	3.36	—	—	—
Advances from Federal Home Loan Bank (“FHLB”)	37,022	111	1.20	98,323	497	2.02
Other borrowings	31,696	106	1.34	67,125	200	1.19
Total interest-bearing liabilities	2,686,431	3,961	0.59	1,532,661	5,805	1.52

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,146,950			406,035
Other liabilities	27,153			20,550
Total noninterest-bearing liabilities	1,174,103			426,585
Shareholders’ equity	415,896			285,338
Total liabilities and shareholders’ equity	$4,276,430			$2,244,584

Net interest rate spread(1)			4.06%			3.55%
Net interest income		$40,301			$20,211

Net interest margin(2)			4.23%			3.93%
Overall cost of funds			0.41%			1.20%

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

	For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$12,487	$(92)	$12,395
SBA PPP loans	4,881	—	4,881
Securities available for sale	1,640	(569)	1,071
Interest-earning deposits in other banks	29	(130)	(101)
Total increase (decrease) in interest income	$19,037	$(791)	$18,246

Interest-bearing liabilities:
Interest-bearing deposits	$1,559	$(3,002)	$(1,443)
Subordinated debt	56	(19)	37
Subordinated debt – trust preferred securities	42	—	42
Advances from FHLB	(184)	(202)	(386)
Other borrowings	(118)	24	(94)
Total increase (decrease) in interest expense	1,355	(3,199)	(1,844)
Increase in net interest income	$17,682	$2,408	$20,090

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $3.4 million for the three months ended March 31, 2021 and $1.4 million for the same period in 2020. The higher provision for the three months ended March 31, 2021 compared to the same period in 2020 relates primarily to additional reserves of $1.4 million required on a $1.9 million outstanding principal balance energy loan which was transferred to nonaccrual during the quarter.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, brokerage commissions and pass-through income from small business investment company (“SBIC”) partnerships. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,567	$931	$636
Debit card and ATM fee income	1,336	407	929
Bank-owned life insurance income	318	197	121
Gain (loss) on sales of loans	(21)	177	(198)
Gain (loss) on sales of investment securities	(5)	25	(30)
Brokerage commission	543	20	523
Mortgage origination income	229	115	114
Correspondent bank income	143	109	34
Participation fee income	247	68	179
Gain on sales of other real estate owned	46	151	(105)
Gain on sales of other assets	117	14	103
Pass-through income from SBIC partnerships	53	380	(327)
Other	510	210	300
Total noninterest income	$5,083	$2,804	$2,279

Total noninterest income increased $2.3 million, or 81.3%, from the three months ended March 31, 2020.  The increase was primarily due to the increases in services charges of $636,000, or 68.3%, and debit card and ATM fee income of $929,000, or 228.3%, due to increased activity from the Pedestal acquisition, brokerage commission of $523,000, or 2,615.0%, due to the acquisition of Pedestal’s brokerage customers, and other income of $300,000, or 142.9%, offset by a reduction of pass-through income from SBIC partnerships of $327,000, or 86.1%, and a loss on the sales of loans of $21,000, compared to a gain of $177,000 for the three months ended March 31, 2020.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$14,926	$9,435	$5,491
Non-staff expenses:
Occupancy of bank premises	1,811	1,060	751
Depreciation and amortization	1,593	601	992
Data processing	1,823	652	1,171
FDIC assessment fees	509	147	362
Legal and other professional fees	741	394	347
Advertising and promotions	477	306	171
Utilities and communications	575	317	258
Ad valorem shares tax	700	375	325
Directors’ fees	188	74	114
Other real estate owned expenses and write-downs	379	253	126
Merger and conversion related expenses	10	1,148	(1,138)
Other	3,231	1,881	1,350
Total noninterest expense	$26,963	$16,643	$10,320

Total noninterest expense increased $10.3 million, or 62.0%, from the three months ended March 31, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches and employees. The increase in noninterest expense was partially offset with lower merger and conversion related expenses, compared to the three months ended March 31, 2020, due to the acquisition of Pedestal.

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

For the three months ended March 31, 2021, income tax expense totaled $2.7 million, an increase of $2.2 million, or 440.1%, compared to $506,000 for the same period in 2020. Our effective tax rates for the three months ended March 31, 2021 and 2020 were 18.1% and 10.1%, respectively. The increase in our effective tax rate for the three months ended March 31, 2021 is primarily due to founder’s stock option exercises that occurred in 2020. Our effective tax rate was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $283.2 million, or 6.8%, from December 31, 2020 to March 31, 2021, due primarily from the participation in SBA PPP and increases in cash and cash equivalents.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses located in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of March 31, 2021, total loans held for investment were $3.0 billion, an increase of $50.6 million, or 1.7%, compared to $3.0 billion as of December 31, 2020. The increase was primarily due to the participation in the SBA PPP. Additionally, $2.3 million and $969,000 in mortgage loans were classified as loans held for sale as of March 31, 2021 and December 31, 2020, respectively.

Total loans held for investment as a percentage of total deposits were 78.8% and 82.7% as of March 31, 2021 and December 31, 2020, respectively. Total loans held for investment as a percentage of total assets were 68.5% and 71.9% as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$962,099	31.6%	$886,325	29.6%
Real estate:
Construction and land	418,234	13.8	403,065	13.5
Farmland	52,861	1.7	55,883	1.8
1-4 family residential	460,907	15.2	468,650	15.7
Multi-family residential	77,390	2.5	95,707	3.2
Nonfarm nonresidential	966,416	31.8	971,603	32.5
Consumer	104,071	3.4	110,122	3.7
Total loans held for investment	$3,041,978	100.0%	$2,991,355	100.0%

SBA PPP loans accounted for $385.8 million and $105,000 of the commercial and consumer portfolios, respectively, as of March 31, 2021 and $313.9 million and $1.5 million as of December 31, 2020, respectively.

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

Commercial loans increased $75.8 million, or 8.6%, to $962.1 million as of March 31, 2021 from $886.3 million as of December 31, 2020, primarily due to the participation in the SBA PPP.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex, and are generally diverse in terms of type.

Construction and land loans increased $15.2 million, or 3.8%, to $418.2 million as of March 31, 2021 from $403.1 million as of December 31, 2020.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans decreased $7.7 million, or 1.7%, to $460.9 million as of March 31, 2021 from $468.7 million as of December 31, 2020.

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

Nonfarm nonresidential loans decreased $5.2 million, or 5.3%, to $966.4 million as of March 31, 2021 from $971.6 million as of December 31, 2020.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2021
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$187,602	$686,558	$87,939	$962,099
Real estate:
Construction and land	164,385	202,387	51,462	418,234
Farmland	11,465	28,651	12,745	52,861
1-4 family residential	79,613	240,820	140,474	460,907
Multi-family residential	3,217	25,951	48,222	77,390
Nonfarm nonresidential	126,180	549,011	291,225	966,416
Consumer	42,952	52,009	9,110	104,071
Total loans held for investment	$615,414	$1,785,387	$641,177	$3,041,978
Amounts with fixed rates	$311,987	$1,406,224	$339,006	$2,057,217
Amounts with floating rates	303,427	379,163	302,171	984,761

	As of December 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$218,443	$586,675	$81,207	$886,325
Real estate:
Construction and land	180,735	176,863	45,467	403,065
Farmland	10,802	31,489	13,592	55,883
1-4 family residential	78,087	246,550	144,013	468,650
Multi-family residential	21,292	25,863	48,552	95,707
Nonfarm nonresidential	123,708	521,687	326,208	971,603
Consumer	44,819	56,057	9,246	110,122
Total loans held for investment	$677,886	$1,645,184	$668,285	$2,991,355
Amounts with fixed rates	$344,021	$1,297,988	$353,314	$1,995,323
Amounts with floating rates	333,865	347,196	314,971	996,032

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $22.9 million and $20.0 million in nonperforming assets as of March 31, 2021 and December 31, 2020, respectively. We had $13.4 million in nonperforming loans as of March 31, 2021 compared to $10.6 million as of December 31, 2020. The increase in nonperforming assets from December 31, 2020 to March 31, 2021 is primarily due to a single, energy-related loan.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of March 31, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$11,956	$9,063
Accruing loans 90 or more days past due	1,479	1,523
Total nonperforming loans	13,435	10,586
Other nonperforming assets	623	402
Other real estate owned:
Commercial real estate, construction, land and land development	8,117	8,567
Residential real estate	734	484
Total other real estate owned	8,851	9,051
Total nonperforming assets	$22,909	$20,039
Restructured loans-nonaccrual	$3,376	$4,206
Restructured loans-accruing	2,865	4,315
Ratio of nonperforming loans to total loans held for investment	0.44%	0.35%
Ratio of nonperforming assets to total assets	0.52	0.48

	As of March 31, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$958	$924
Farmland	303	367
1-4 family residential	2,972	2,603
Multi-family residential	—	—
Nonfarm nonresidential	3,352	3,119
Commercial	4,064	1,753
Consumer	307	297
Total	$11,956	$9,063

As of March 31, 2021, we modified approximately 2,100 loans with outstanding balances totaling $769.6 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and / or past due status through the deferral period.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$414,941	$809	$1,526	$958	$418,234
Farmland	50,933	1,625	—	303	52,861
1-4 family residential	440,800	10,074	5,343	4,690	460,907
Multi-family residential	77,055	308	27	—	77,390
Nonfarm nonresidential	944,976	11,940	3,287	6,213	966,416
Commercial	933,997	17,311	5,975	4,816	962,099
Consumer	101,881	1,255	460	475	104,071
Total	$2,964,583	$43,322	$16,618	$17,455	$3,041,978

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	—	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	—	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

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

•          for commercial mortgage loans and multi-family residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical for properties of that type;

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

As of March 31, 2021, the allowance for loan losses totaled $25.3 million, or 0.83%, of total loans held for investment. As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2021 (Unaudited)	As of and For the Year Ended December 31, 2020
	(Dollars in thousands)
Average loans outstanding(1)	$3,018,626	$2,613,422
Gross loans held for investment outstanding at end of period	$3,041,978	$2,991,355
Allowance for loan losses at beginning of period	$22,024	$12,124
Provision for loan losses	3,359	11,435
Charge-offs:
Real estate:
Construction, land and farmland	—	28
Residential	134	387
Nonfarm nonresidential	20	232
Commercial	87	849
Consumer	68	467
Total charge-offs	309	1,963
Recoveries:
Real estate:
Construction, land and farmland	2	10
Residential	23	53
Nonfarm nonresidential	98	12
Commercial	24	203
Consumer	30	150
Total recoveries	177	428
Net charge-offs	132	1,535
Allowance for loan losses at end of period	$25,251	$22,024
Ratio of allowance to end of period loans held for investment	0.83%	0.74%
Ratio of net charge-offs to average loans	0.00	0.06

(1)	Excluding loans held for sale.

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

	As of March 31, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$3,927	15.5%	$3,584	16.3%
Farmland	483	1.9	600	2.7
1-4 family residential	3,807	15.1	3,453	15.7
Multi-family residential	656	2.6	818	3.7
Nonfarm nonresidential	7,842	31.1	7,369	33.5
Total real estate	16,715	66.2	15,824	71.9
Commercial	7,479	29.6	5,018	22.8
Consumer	1,057	4.2	1,182	5.3
Total allowance for loan losses	$25,251	100.0%	$22,024	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2021, the carrying amount of investment securities totaled $721.2 million, an increase of $80.6 million, or 12.6%, compared to $640.6 million as of December 31, 2020. The increase was primarily due to the increase in cash related to the SBA PPP forgiveness. Securities represented 16.2% and 15.4% of total assets as of March 31, 2021 and December 31, 2020, respectively.

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

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$7,394	$—	$7	$7,387
U.S. government agencies	2,554	5	—	2,559
Corporate bonds	40,763	652	97	41,318
Mortgage-backed securities	355,095	5,504	2,299	358,300
Municipal securities	308,016	4,033	2,049	310,000
Other securities	1,310	350	—	1,660
Total	$715,132	$10,544	$4,452	$721,224

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,567	$5	$—	$2,572
Corporate bonds	38,738	380	5	39,113
Mortgage-backed securities	288,373	6,893	247	295,019
Municipal securities	296,262	6,097	106	302,253
Other securities	1,440	208	—	1,648
Total	$627,380	$13,583	$358	$640,605

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2021, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$—	—%	$7,387	0.79%	$—	—%	$—	—%	$7,387	0.79%
U.S. government agencies	2,559	0.23%	—	—%	—	—%	—	—%	2,559	0.23%
Corporate bonds	—	—%	—	—%	40,199	4.43%	1,119	7.35%	41,318	4.51%
Mortgage-backed securities	1,676	1.34%	44,553	1.16%	145,360	1.73%	166,711	1.30%	358,300	1.46%
Municipal securities	16,262	2.40%	82,184	1.52%	128,463	1.75%	83,091	1.93%	310,000	1.77%
Other securities	—	—%	—	—%	—	—%	1,660	0.57%	1,660	0.57%
Total	$20,497	2.04%	$134,124	1.36%	$314,022	2.08%	$252,581	1.53%	$721,224	1.75%

	As of December 31, 2020
	Within One Year	After One Year but Within Five Years			After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,572	0.23%	$—	—%	$—	—%	$2,572	0.23%
Corporate bonds	—	—%	—	—%	38,089	4.41%	1,024	7.35%	39,113	4.49%
Mortgage-backed securities	1,647	1.22%	46,881	1.17%	144,427	1.64%	102,064	1.34%	295,019	1.46%
Municipal securities	17,167	2.39%	75,597	1.70%	118,381	1.78%	91,108	1.95%	302,253	1.84%
Other securities	—	—%	—	—%	—	—%	1,648	0.59%	1,648	0.59%
Total	$18,814	2.29%	$125,050	1.47%	$300,897	2.04%	$195,844	1.65%	$640,605	1.82%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.22 years with an estimated effective duration of 51.24 months as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of March 31, 2021 and December 31, 2020, the Company held other equity securities of $12.6 million and $12.7 million, respectively, comprised mainly of FHLB stock and small business investment companies (“SBICs”).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2021 were $3.9 billion, an increase of $242.1 million, or 6.7%, compared to $3.6 billion as of December 31, 2020, primarily due to the SBA PPP originations and tax deposits from municipalities we receive throughout the first quarter.

Noninterest-bearing deposits as of March 31, 2021 were $1.2 billion, compared to $1.2 billion as of December 31, 2020, an increase of $22.5 million, or 1.9%.

Average deposits for the three months ended March 31, 2021 were $3.7 billion, an increase of $940.6 million, or 33.7%, over the full year average for the year ended December 31, 2020 of $2.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.89% for the year ended December 31, 2020 to 0.50% for the three months ended March 31, 2021. The decrease in average rates during the three months ended March 31, 2021 over the average for the year ended December 31, 2020 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.35% for the three months ended March 31, 2021 compared to 0.63% for the year ended December 31, 2020.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2021 (Unaudited)		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$175,352	0.60%	$121,612	0.75%
Negotiable order of withdrawal (“NOW”) accounts	530,001	0.16%	383,695	0.31%
Limited access money market accounts and savings	1,082,406	0.32%	682,611	0.43%
Certificates and other time deposits > $250k	216,888	1.36%	215,416	1.90%
Certificates and other time deposits < $250k	579,616	0.81%	574,961	1.47%
Total interest-bearing deposits	2,584,263	0.50%	1,978,295	0.89%
Noninterest-bearing demand accounts	1,146,950	—	812,332	—%
Total deposits	$3,731,213	0.35%	$2,790,627	0.63%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2021 and the year ended December 31, 2020 was 30.7% and 29.1%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2021:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$53,363	$64,972
More than 3 months but less than 6 months	45,408	85,896
More than 6 months but less than 12 months	66,292	145,845
12 months or more	43,791	82,538
Total	$208,854	$379,251

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of March 31, 2021:

Fed Funds Purchase Limits
(Dollars in Thousands)
Compass Bank	$38,000
First National Bankers Bank (“FNBB”)	35,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$134,000

We had no outstanding balances as of March 31, 2021 and December 31, 2020, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2021 and December 31, 2020, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $134.0 million and $126.0 million, respectively. There were no funds under these lines of credit outstanding as of March 31, 2021 or December 31, 2020.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $4.3 billion and $3.4 billion for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	26.8%	23.7%
Interest-bearing	60.4	57.8
Subordinated debt (excluding trust preferred securities)	0.7	0.7
Advances from FHLB	0.9	3.3
Borrowings from the PPPLF	—	1.9
Other borrowings	0.9	1.4
Other liabilities	0.6	0.8
Shareholders’ equity	9.7	10.4
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	70.0%	75.8%
Securities available for sale	16.2	14.1
Interest-bearing deposits in other banks	2.4	1.4
Other noninterest-earning assets	11.4	8.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	30.7%	29.1%
Average loans to average deposits	80.9	93.7

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 73.4% for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the acquisition of Pedestal and our participation in the SBA PPP. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 6.22 years and an effective duration of 51.24 months as of March 31, 2021. As of December 31, 2020, our securities portfolio had a weighted average life of 5.93 years and an effective duration of 45.79 months.

As of March 31, 2021, we had outstanding $715.1 million in commitments to extend credit and $22.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had outstanding $621.1 million in commitments to extend credit and $23.9 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information. The increase is largely attributable to a newly formed financial institutions group.

As of March 31, 2021 and December 31, 2020 we had cash and cash equivalents, including federal funds sold, of $460.9 million and $323.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $416.7 million as of March 31, 2021, compared to $410.0 million as of December 31, 2020, an increase of $6.7 million, or 1.6%. This increase was primarily due to net income of $12.3 million, offset with other comprehensive losses of $4.5 million and dividends paid of $2.1 million.

On April 22, 2021, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2021 in the amount of $0.12 per share to the common shareholders of record as of May 15, 2021. The dividend is to be paid on May 31, 2021, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2021 and December 31, 2020, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the year ended December 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio was 8.0% in the second quarter through fourth quarter of calendar year 2020, is 8.5% in calendar year 2021, and will be 9.0% thereafter. For the quarter ended March 31, 2021, we elected to revert to the risk weighted ratios detailed below.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2021 (Unaudited)		As of December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$455,373	13.95%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,346	10.79%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	347,346	10.64%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	352,346	8.37%	$340,715	8.79%

b1BANK
Total capital (to risk weighted assets)	$437,388	13.40%	N/A	N/A
Tier 1 capital (to risk weighted assets)	411,861	12.62%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	411,861	12.62%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	411,861	9.79%	$358,083	9.24%

Long Term Debt

During the three months ended March 31, 2021 we issued $52.5 million in subordinated debt, and paid off $11.0 million in long term borrowings.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2021 and December 31, 2020 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $33.1 million and $43.1 million (both of which include remaining purchase premium) at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.86% and 2.01%, respectively, and maturing within four years. The subordinated debt totaled $77.5 million and $25.0 million at March 31, 2021 and December 31, 2020, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. The remaining $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. We had a revolving line of credit with FNBB with a balance of $5.0 million at December 31, 2020 which was paid off during the three months ended March 31, 2021. We acquired a note payable to FNBB in the Pedestal transaction in the amount of $7.0 million, of which $6.0 million was outstanding at December 31, 2020. This note was paid off during the three months ended March 31, 2021.

	As of March 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,861	$3,401	$2,977	$4,634	$12,873
Time deposits	518,911	175,620	74,557	722	769,810
Subordinated debt	—	—	—	77,500	77,500
Advances from FHLB	10,000	—	23,000	—	33,000
Purchase premium on advances from FHLB	73	—	—	—	73
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	21,419	—	—	—	21,419
Standby and commercial letters of credit	21,828	544	20	—	22,392
Commitments to extend credit	421,272	221,198	28,270	44,389	715,129
Total	$995,364	$400,763	$128,824	$132,245	$1,657,196

	As of December 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,808	$3,294	$2,845	$4,985	$12,932
Time deposits	589,908	201,599	18,724	—	810,231
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	20,000	—	23,000	—	43,000
Purchase premium on advances from FHLB	145	—	—	—	145
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB note payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	21,825	—	—	—	21,825
Standby and commercial letters of credit	9,069	14,815	20	—	23,904
Commitments to extend credit	423,206	133,121	17,856	46,928	621,111
Total	$1,071,961	$354,829	$64,445	$82,913	$1,574,148

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

Our exposure to interest rate risk is reviewed by the asset-liability committee of b1BANK, in accordance with policies approved by our board of directors. In analyzing the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2021		As of December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(3.30%)	(0.83%)	2.50%	3.76%
+200	(1.00%	(1.00%)	2.80%	2.51%
+100	0.70%	0.41%	2.60%	2.30%
Base	0.00%	0.00%	0.00%	0.00%
-100	(1.20%)	7.34%	(1.30%)	10.63%

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, gains / losses on sales of securities, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and intangible assets from book value and shareholders’ equity.

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended March 31, 2021, was $12.6 million, or $0.61 per diluted share, compared to core net income of $5.0 million, or $0.37 per diluted share, for the three months ended March 31, 2020. Notable noncore events impacting earnings for the three months ended March 31, 2021, included the incurrence of $350,000 in occupancy and bank premises attributable to hurricane damage, compared to the incurrence of $126,000 in gains associated with the disposal of former bank premises and equipment in other income and $1.2 million in acquisition-related expenses during the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Interest Income:
Interest income	$44,262	$26,016
Core interest income	44,262	26,016
Interest Expense:
Interest expense	3,961	5,805
Core interest expense	3,961	5,805
Provision for Loan Losses:
Provision for loan losses	3,359	1,367
Core provision expense	3,359	1,367
Other Income:
Other income	5,083	2,804
(Gains) 1osses on former bank premises and equipment	-	(126)
(Gains) 1osses on sale of securities	5	(25)
Core other income	5,088	2,653
Other Expense:
Other expense	26,963	16,643
Acquisition-related expenses (2)	(10)	(1,212)
Stock option exercises - excess taxes (founder's grants)	-	(71)
Occupancy and bank premises - hurricane repair	(350)	-
Core other expense	26,603	15,360
Pre-Tax Income:
Pre-tax income	15,062	5,005
(Gains) 1osses on former bank premises and equipment	-	(126)
(Gains) 1osses on sale of securities	5	(25)
Acquisition-related expenses (2)	10	1,212
Stock option exercises - excess taxes (founder's grants)	-	71
Occupancy and bank premises - hurricane repair	350	-
Core pre-tax income	15,427	6,137
Provision for Income Taxes: (1)
Provision for income taxes	2,733	506
Tax on (gains) on former bank premises and equipment	-	(26)
Tax on (gains) on sale of securities	1	(5)
Tax on acquisition-related expenses (2)	2	91
Tax on stock option exercises (founder's grants)	-	602
Tax on occupancy and bank premises - hurricane repair	74	-
Core provision for income taxes	$2,810	$1,168

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net Income:
Net income	$12,329	$4,499
(Gains) losses on former bank premises and equipment , net of tax	-	(100)
Losses (Gains) on sale of securities, net of tax	4	(20)
Acquisition-related expenses (2), net of tax	8	1,121
Stock option exercises, net of tax (founder's grants)	-	(531)
Occupancy and bank premises - hurricane repair, net of tax	277	-
Core net income	$12,618	$4,969
Diluted Earnings Per Share:
Diluted earnings per share	$0.59	$0.34
(Gains) losses on former bank premises and equipment , net of tax	-	(0.01)
(Gains) losses on sale of securities, net of tax	-	-
Acquisition-related expenses (2), net of tax	-	0.08
Stock option exercises (founder's grants)	-	(0.04)
Occupancy and bank premises - hurricane repair, net of tax	0.02	-
Core diluted earnings per share	$0.61	$0.37

(1)         Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2021 and 2020. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$416,701	$409,963
Adjustments:
Goodwill	(53,753)	(53,862)
Core deposit and other intangibles	(9,406)	(9,734)
Total tangible common equity	$353,542	$346,367
Common shares outstanding(1)	20,804,753	20,621,437
Book value per common share(1)	$20.03	$19.88
Tangible book value per common share(1)	16.99	16.80

(1)         Excludes the dilutive effect, if any, of 116,083 and 73,846 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2021 and December 31, 2020, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$416,701	$409,963
Adjustments:
Goodwill	(53,753)	(53,862)
Core deposit and other intangibles	(9,406)	(9,734)
Total tangible common equity	$353,542	$346,367
Tangible Assets
Total assets	$4,443,586	$4,160,360
Adjustments:
Goodwill	(53,753)	(53,862)
Core deposit and other intangibles	(9,406)	(9,734)
Total tangible assets	$4,380,427	$4,096,764
Common Equity to Total Assets	9.4%	9.9%
Tangible Common Equity to Tangible Assets	8.1	8.5

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that the information we are required to disclose in reports that are filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, including to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our, or any, system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Management evaluates our exposure to these claims and proceedings individually, and in the aggregate, and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. We are not currently involved in any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A.         Risk Factors

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2020 filed with the SEC. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2020.

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

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2020 stock repurchase program is effective until December 31, 2021. The 2020 stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased 77,594 shares for $1.5 million under the 2020 stock repurchase program between October 22, 2020 and March 31, 2021.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: January 1 through January 31, 2021	—	$—	—	$29,202,000
Month #2: February 1 through February 28, 2021	31,794	20.84	31,794	28,539,000
Month #3: March 1 through March 31, 2021	—	—	—	28,539,000
Total	31,794	$20.84	31,794	$28,539,000

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

10.1

Form of Subordinated Note Purchase Agreement dated March 26, 2021 by and among Business First Bancshares, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K files by Business First Bancshares, Inc. on March 26, 2021 (File No. 001-38447)).

10.2

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

BUSINESS FIRST BANCSHARES, INC.

May 6, 2021	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 6, 2021	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer