Form 10-Q
period 2021-06-30
Business First Bancshares, Inc.
filed 2021-08-05
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, the issuer has outstanding 20,516,493 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS
	June 30, 2021	December 31,
	(Unaudited)	2020
Cash and Due from Banks	$130,769	$149,131
Federal Funds Sold	232,391	174,152
Securities Available for Sale, at Fair Values	882,802	640,605
Mortgage Loans Held for Sale	1,834	969
Loans and Lease Receivable, Net of Allowance for Loan Losses of $26,702 at June 30, 2021 and $22,024 at December 31, 2020	2,828,184	2,969,331
Premises and Equipment, Net	57,576	58,593
Accrued Interest Receivable	20,841	23,895
Other Equity Securities	14,043	12,693
Other Real Estate Owned	5,890	9,051
Cash Value of Life Insurance	60,703	45,030
Deferred Taxes	4,652	5,858
Goodwill	60,062	53,862
Core Deposit and Customer Intangible	13,271	9,734
Other Assets	10,941	7,456
Total Assets	$4,323,959	$4,160,360

LIABILITIES
Deposits:
Noninterest Bearing	$1,175,624	$1,164,139
Interest Bearing	2,548,599	2,452,540
Total Deposits	3,724,223	3,616,679
Securities Sold Under Agreements to Repurchase	25,837	21,825
Short Term Borrowings	20	5,020
Long Term Borrowings	-	6,000
Federal Home Loan Bank Borrowings	28,023	43,145
Subordinated Debt	81,427	25,000
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	1,938	2,499
Other Liabilities	26,485	25,229
Total Liabilities	3,892,953	3,750,397

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,740,759 and 20,621,437 Shares Issued and Outstanding at June 30, 2021 and December 31, 2020, respectively	20,741	20,621
Additional Paid-in Capital	299,014	299,540
Retained Earnings	104,382	79,174
Accumulated Other Comprehensive Income	6,869	10,628
Total Shareholders' Equity	431,006	409,963
Total Liabilities and Shareholders' Equity	$4,323,959	$4,160,360

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income:
Interest and Fees on Loans	$39,135	$34,636	$80,554	$58,779
Interest and Dividends on Non-taxable Securities	2,831	2,090	5,314	3,773
Interest and Dividends on Taxable Securities	358	85	677	133
Interest on Federal Funds Sold and Due From Banks	27	80	68	222
Total Interest Income	42,351	36,891	86,613	62,907
Interest Expense:
Interest on Deposits	3,235	4,795	6,478	9,481
Interest on Borrowings	1,171	1,177	1,889	2,296
Total Interest Expense	4,406	5,972	8,367	11,777
Net Interest Income	37,945	30,919	78,246	51,130
Provision for Loan Losses	2,241	5,443	5,600	6,810
Net Interest Income after Provision for Loan Losses	35,704	25,476	72,646	44,320
Other Income:
Service Charges on Deposit Accounts	1,683	1,163	3,250	2,094
Gain (Loss) on Sales of Securities	(50)	-	(55)	25
Gain on Sales of Loans	10,042	7	10,021	184
Other Income	5,701	3,826	9,243	5,497
Total Other Income	17,376	4,996	22,459	7,800
Other Expenses:
Salaries and Employee Benefits	16,753	17,621	31,679	27,056
Occupancy and Equipment Expense	4,264	2,888	7,981	4,779
Other Expenses	10,099	7,288	18,419	12,605
Total Other Expenses	31,116	27,797	58,079	44,440
Income Before Income Taxes	21,964	2,675	37,026	7,680
Provision for Income Taxes	4,536	623	7,269	1,129
Net Income	$17,428	$2,052	$29,757	$6,551
Earnings Per Share:
Basic	$0.84	$0.11	$1.44	$0.42
Diluted	$0.84	$0.11	$1.43	$0.42

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Net Income	$17,428	$2,052	$29,757	$6,551

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	2,182	7,691	(4,956)	7,114
Reclassification Adjustment for (Gains) Losses on Sale of AFS Investment Securities Included in Net Income	50	-	55	(25)
Unrealized Gain (Loss) on Share of Other Equity Investment	(1,351)	-	142	-
Income Tax Effect	(185)	(1,615)	1,000	(1,489)
Other Comprehensive Income (Loss)	696	6,076	(3,759)	5,600
Consolidated Comprehensive Income	$18,124	$8,128	$25,998	$12,151

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income	Equity
Balances at March 31, 2020	$13,068	$206,966	$59,859	$2,137	$282,030
Comprehensive Income:
Net Income	-	-	2,052	-	2,052
Other Comprehensive Income	-	-	-	6,076	6,076
Cash Dividends Declared, $0.10 Per Share	-	-	(2,061)	-	(2,061)
Stock Issuance	7,615	91,068	-	-	98,683
Stock Based Compensation Cost	(16)	369	-	-	353
Other Stock Based Compensation	-	(797)	-	-	(797)
Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336

Balances at March 31, 2021	$20,805	$300,282	$89,441	$6,173	$416,701
Comprehensive Income:
Net Income	-	-	17,428	-	17,428
Other Comprehensive Income	-	-	-	696	696
Cash Dividends Declared, $0.12 Per Share	-	-	(2,487)	-	(2,487)
Stock Issuance	110	1,518	-	-	1,628
Surrendered Shares of Options Exercised	(74)	(1,714)	-	-	(1,788)
Stock Based Compensation Cost	(17)	767	-	-	750
Stock Repurchase	(83)	(1,839)	-	-	(1,922)
Balances at June 30, 2021	$20,741	$299,014	$104,382	$6,869	$431,006

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	6,551	-	6,551
Other Comprehensive Income	-	-	-	5,600	5,600
Cash Dividends Declared, $0.20 Per Share	-	-	(3,401)	-	(3,401)
Stock Issuance	7,947	94,097	-	-	102,044
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	49	514	-	-	563
Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Other Stock Based Compensation	-	(797)	-	-	(797)
Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336

Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	29,757	-	29,757
Other Comprehensive Loss	-	-	-	(3,759)	(3,759)
Cash Dividends Declared, $0.22 Per Share	-	-	(4,549)	-	(4,549)
Stock Issuance	225	2,835	-	-	3,060
Surrendered Shares of Options Exercised	(89)	(2,037)	-	-	(2,126)
Stock Based Compensation Cost	99	1,146	-	-	1,245
Stock Repurchase	(115)	(2,470)	-	-	(2,585)
Balances at June 30, 2021	$20,741	$299,014	$104,382	$6,869	$431,006

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Consolidated Net Income	$29,757	$6,551
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Loan Losses	5,600	6,810
Depreciation and Amortization	2,071	1,158
Net Accretion of Purchase Accounting Adjustments	(4,894)	(1,363)
Stock Based Compensation Cost	1,245	563
Net Amortization of Securities	3,475	1,701
(Gain) Loss on Sales of Securities	55	(25)
Gain on Sale of SBA PPP Loans	(9,179)	-
Income on Other Equity Securities	(1,671)	(2,087)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	811	65
Increase in Cash Value of Life Insurance	(673)	(452)
Deferred Income Tax Expense (Benefit)	1,284	(6,202)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	3,054	(20,597)
(Increase) Decrease in Other Assets	(1,960)	4,948
Decrease in Accrued Interest Payable	(561)	(273)
Increase in Other Liabilities	1,251	2,506
Net Cash Provided by (Used in) Operating Activities	29,665	(6,697)

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(308,662)	(76,586)
Proceeds from Maturities / Sales of Securities Available for Sale	14,545	17,651
Proceeds from Paydowns of Securities Available for Sale	43,489	24,021
Net Cash Received (Paid) in Acquisition	(7,256)	106,000
Purchases of Other Equity Securities	(1,610)	(484)
Redemption of Other Equity Securities	2,073	1,593
Purchase of Life Insurance	(15,000)	-
Proceeds from Sale of SBA PPP Loans	243,607	-
Net (Increase) Decrease in Loans	(96,302)	(389,970)
Net Purchases of Premises and Equipment	(969)	(2,917)
Proceeds from Sales of Other Real Estate	3,585	1,161
Net (Increase) Decrease in Federal Funds Sold	(58,239)	21,043
Net Cash Used in Investing Activities	(180,739)	(298,488)

(CONTINUED)

	For The Six Months Ended June 30,
	2021	2020
Cash Flows From Financing Activities:
Net Increase in Deposits	108,400	291,875
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	4,012	(45,201)
Net Repayments on Federal Home Loan Bank Borrowings	(15,000)	(15,048)
Net Proceeds (Repayments) from Short Term Borrowings	(5,000)	2,494
Net Proceeds (Repayments) from Long Term Borrowings	(6,000)	107,076
Proceeds from Issuance of Subordinated Debt	52,500	-
Proceeds from Issuance of Common Stock	3,060	3,361
Surrendered Shares of Options Exercised	(2,126)	(4,321)
Repurchase of Common Stock	(2,585)	(5,000)
Payment of Dividends on Common Stock	(4,549)	(3,401)
Net Cash Provided by Financing Activities	132,712	331,835
Net Increase (Decrease) in Cash and Cash Equivalents	(18,362)	26,650
Cash and Cash Equivalents at Beginning of Period	149,131	89,371
Cash and Cash Equivalents at End of Period	$130,769	$116,021

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$6,924	$7,299
Interest on Borrowings	$2,004	$2,091
Income Tax Payments	$6,100	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(4,901)	$7,089
Change in the Unrealized Gain (Loss) on Equity Securities	$142	$-
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$1,000	$(1,489)
Transfer of Loans to Other Real Estate	$1,235	$49
Transfer of Premises and Equipment to Other Real Estate	$-	$3,063
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,343	$1,331,280
Other Intangible Assets Acquired	4,300	4,211
Liabilities Assumed	6	1,241,961
Net Identifiable Assets Acquired Over Liabilities Assumed	$5,637	$93,530

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and Smith Shellnut Wilson. The Bank operates out of branch locations in markets across Louisiana and the Dallas/Fort Worth metroplex. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

The following table reflects the consideration paid for Pedestal’s net assets and the identifiable assets purchased and liabilities assumed at their fair values as of May 1, 2020.

Cost and Allocation of Purchase Price for Pedestal Bancshares, Inc. (Pedestal):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Pedestal Shareholders on May 1, 2020	7,614,506
Closing Stock Price on May 1, 2020	$12.96
Total Purchase Price	$98,684
Net Assets Acquired:
Cash and Cash Equivalents	$106,000
Securities Available for Sale	264,517
Loans and Leases Receivable	893,295
Premises and Equipment, Net	35,960
Cash Value of Life Insurance	11,522
Core Deposit Intangible	4,211
Other Assets	19,809
Total Assets	1,335,314

Deposits	1,177,137
Borrowings	59,399
Other Liabilities	5,189
Total Liabilities	1,241,725
Net Assets Acquired	93,589
Goodwill Resulting from Merger	$5,095

The Company has recorded approximately $10,000 and $9.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2021 and year ended December 31, 2020.

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

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming Pedestal was acquired as of January 1, 2020 for the three and six months ended June 30, 2020. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2020 and should not be considered representative of future operating results.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
	(except per share data)		(except per share data)

Interest Income	$42,351	$41,837	$86,613	$83,771
Interest Expense	4,406	6,433	8,367	13,954
Net Interest Income	37,945	35,404	78,246	69,817
Provision for Loan Losses	2,241	5,443	5,600	6,810
Net Interest Income after Provision for Loan Losses	35,704	29,961	72,646	63,007
Noninterest Income	17,376	5,953	22,459	12,331
Noninterest Expense	31,116	25,572	58,079	50,475
Income Before Income Taxes	21,964	10,342	37,026	24,863
Income Tax Expense	4,536	2,233	7,269	4,737
Net Income	$17,428	$8,109	$29,757	$20,126

Earnings Per Common Share
Basic	$0.85	$0.39	$1.44	$0.96
Diluted	$0.84	$0.39	$1.43	$0.96

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value adjustments: Pro forma adjustment to net interest income of $784,000 and $3.1 million for the three and six months ended June 30, 2020, respectively, to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $650,000 for the six months ended June 30, 2020, to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition-related expenses of $6.6 million and $7.8 million were removed for the three and six months ended June 30, 2020, respectively.

Provision for Income Taxes: Pro forma adjustments for the three and six months ended June 30, 2020 included a tax expense adjustment of 21%, as Pedestal was an S-Corp prior to its acquisition by the Company.

On April 1, 2021, the Company consummated the acquisition of Smith Shellnut Wilson, LLC (“SSW”), headquartered in Ridgeland, Mississippi, with and into the Company, pursuant to the terms of the definitive agreement dated as of March 22, 2021, by and between the Company and SSW. Pursuant to the terms of the agreement, upon consummation of the acquisition, we paid $7.3 million in cash and issued $3.9 million in subordinated debt, which is further described in Note 7, to the former owners of SSW. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities. As part of the acquisition, the Company recorded $6.5 million in goodwill and $4.3 million in customer intangibles to be amortized over a 10 year period. The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$17,428	$2,052	$29,757	$6,551
Denominator:
Weighted Average Common Shares Outstanding	20,707,313	18,108,068	20,664,857	15,710,611
Dilutive Effect of Stock Options and RSAs	120,473	13,890	118,278	65,765
Weighted Average Dilutive Common Shares	20,827,786	18,121,958	20,783,135	15,776,376

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.84	$0.11	$1.44	$0.42

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.84	$0.11	$1.43	$0.42

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$7,399	$-	$17	$7,382
U.S. Government Agencies	27,930	4	22	27,912
Corporate Securities	41,788	1,161	79	42,870
Mortgage-Backed Securities	467,955	5,445	2,078	471,322
Municipal Securities	328,239	4,718	1,136	331,821
Other Securities	1,167	328	-	1,495
Total Securities Available for Sale	$874,478	$11,656	$3,332	$882,802

	December 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,567	$5	$-	$2,572
Corporate Securities	38,738	380	5	39,113
Mortgage-Backed Securities	288,373	6,893	247	295,019
Municipal Securities	296,262	6,097	106	302,253
Other Securities	1,440	208	-	1,648
Total Securities Available for Sale	$627,380	$13,583	$358	$640,605

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$7,382	$17	$-	$-	$7,382	$17
U.S. Government Agencies	25,390	22	-	-	25,390	22
Corporate Securities	4,345	79	-	-	4,345	79
Mortgage-Backed Securities	248,692	2,044	8,842	34	257,534	2,078
Municipal Securities	109,086	1,135	417	1	109,503	1,136
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$394,895	$3,297	$9,259	$35	$404,154	$3,332

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	4,995	5	-	-	4,995	5
Mortgage-Backed Securities	44,680	246	17	1	44,697	247
Municipal Securities	18,421	106	-	-	18,421	106
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$68,096	$357	$17	$1	$68,113	$358

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$25,916	$26,065
One to Five Years	152,275	153,802
Over Five to Ten Years	371,333	376,536
Over Ten Years	324,954	326,399
Total Securities Available for Sale	$874,478	$882,802

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Construction and land	$454,055	$403,065
Farmland	77,133	55,883
1-4 family residential	459,037	468,650
Multi-family residential	89,796	95,707
Nonfarm nonresidential	1,002,707	971,603
Commercial	660,691	886,325
Consumer	111,467	110,122
Total loans held for investment	2,854,886	2,991,355

Less:
Allowance for loan losses	(26,702)	(22,024)
Net loans	$2,828,184	$2,969,331

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans accounted for $25.7 million and $313.9 million of the commercial loan portfolio as of June 30, 2021 and December 31, 2020, respectively. SBA PPP loans accounted for $1.6 million of the consumer loan portfolio as of December 31, 2020. As of June 30, 2021, the Company had no SBA PPP outstanding balances in the consumer loan portfolio.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2021 and December 31, 2020.

Net deferred loan origination fees were $5.6 million and $10.2 million at June 30, 2021 and December 31, 2020, respectively, and are netted in their respective loan categories above. The majority of the fees at December 31, 2020, $6.2 million, were associated with the SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2021 and December 31, 2020, overdrafts of $803,000 and $623,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $424.4 million and $430.0 million at June 30, 2021 and December 31, 2020, respectively. The Company had servicing rights of $1.9 million and $1.4 million recorded as of June 30, 2021 and December 31, 2020, respectively, and is recorded within other assets.

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

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining net unaccreted purchase discount. To the extent the calculated loss is greater than the remaining net unaccreted discount, an allowance is recorded for such difference. For purchased impaired credits, cash flow re-estimations are performed at least quarterly for each acquired impaired loan or loan pool.  Increases in estimated cash flows above those expected at the time of acquisition are recognized on a prospective basis as interest income over the remaining life of the loan and/or pool. Decreases in expected cash flows subsequent to acquisition generally result in recognition of a provision for credit loss.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at June 30, 2021 includes $494.2 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at June 30, 2021 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $57.7 million and acquired performing loans not accounted for under ASC 310-30 totaling $442.1 million with a remaining purchase discount of $5.6 million.

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

The following tables set forth, as of June 30, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2021
	(Dollars in thousands)
	Real Estate: Construction	Real Estate:	Real Estate: 1-4 Family	Real Estate: Multi-family	Real Estate: Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Charge-offs	-	(1)	(135)	-	(141)	(680)	(213)	(1,170)
Recoveries	-	2	27	-	99	45	75	248
Provision	705	85	492	(59)	672	3,683	22	5,600
Ending Balance	$4,289	$686	$3,837	$759	$7,999	$8,066	$1,066	$26,702
Ending Balance:
Individually evaluated for impairment	$25	$-	$88	$-	$38	$618	$7	$776
Collectively evaluated for impairment	$4,264	$686	$3,749	$759	$7,961	$7,448	$1,059	$25,926
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$454,055	$77,133	$459,037	$89,796	$1,002,707	$660,691	$111,467	$2,854,886
Ending Balance:
Individually evaluated for impairment	$912	$212	$2,819	$-	$3,692	$3,481	$186	$11,302
Collectively evaluated for impairment	$452,095	$76,920	$431,614	$89,796	$973,689	$651,729	$110,056	$2,785,899
Purchased Credit Impaired (1)	$1,048	$1	$24,604	$-	$25,326	$5,481	$1,225	$57,685

(1) Purchased credit impaired loans are evaluated for impairment on an individual basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	(Dollars in thousands)
	Real Estate: Construction	Real Estate:	Real Estate: 1-4 Family	Real Estate: Multi-family	Real Estate: Nonfarm
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(26)	(2)	(387)	-	(232)	(849)	(467)	(1,963)
Recoveries	10	-	53	-	12	203	150	428
Provision	1,732	373	1,899	592	3,707	2,250	882	11,435
Ending Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Ending Balance:
Individually evaluated for impairment	$27	$93	$62	$-	$119	$609	$104	$1,014
Collectively evaluated for impairment	$3,557	$507	$3,391	$818	$7,250	$4,409	$1,078	$21,010
Purchased Credit Impaired (1)	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$403,065	$55,883	$468,650	$95,707	$971,603	$886,325	$110,122	$2,991,355
Ending Balance:
Individually evaluated for impairment	$924	$299	$2,957	$-	$3,525	$5,517	$335	$13,557
Collectively evaluated for impairment	$401,134	$55,516	$438,240	$95,707	$939,422	$875,611	$107,908	$2,913,538
Purchased Credit Impaired (1)	$1,007	$68	$27,453	$-	$28,656	$5,197	$1,879	$64,260

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

As of June 30, 2021 and December 31, 2020, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$449,238	$964	$2,941	$912	$454,055
Farmland	74,330	2,590	-	213	77,133
1-4 family residential	440,561	9,592	4,714	4,170	459,037
Multi-family residential	89,475	296	25	-	89,796
Nonfarm nonresidential	979,559	13,677	3,317	6,154	1,002,707
Commercial	637,722	14,090	4,990	3,889	660,691
Consumer	109,329	1,105	698	335	111,467
Total	$2,780,214	$42,314	$16,685	$15,673	$2,854,886

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	-	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	-	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of June 30, 2021 and December 31, 2020, loan balances outstanding more than 90 days past due and still accruing interest amounted to $893,000 and $1.5 million, respectively. As of June 30, 2021 and December 31, 2020, loan balances outstanding on nonaccrual status amounted to $10.6 million and $9.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of June 30, 2021 and December 31, 2020. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$452	$207	$1,046	$1,705	$452,350	$454,055	$195
Farmland	3	-	123	126	77,007	77,133	-
1-4 family residential	2,426	382	1,776	4,584	454,453	459,037	361
Multi-family residential	-	-	-	-	89,796	89,796	-
Nonfarm nonresidential	2,068	273	1,491	3,832	998,875	1,002,707	69
Commercial	3,038	234	2,399	5,671	655,020	660,691	240
Consumer	148	45	152	345	111,122	111,467	28
Total	$8,135	$1,141	$6,987	$16,263	$2,838,623	$2,854,886	$893

	December 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$874	$75	$972	$1,921	$401,144	$403,065	$72
Farmland	-	11	289	300	55,583	55,883	-
1-4 family residential	3,162	1,160	1,927	6,249	462,401	468,650	603
Multi-family residential	-	-	-	-	95,707	95,707	-
Nonfarm nonresidential	2,651	1,049	2,514	6,214	965,389	971,603	315
Commercial	2,618	549	1,925	5,092	881,233	886,325	511
Consumer	389	33	283	705	109,417	110,122	22
Total	$9,694	$2,877	$7,910	$20,481	$2,970,874	$2,991,355	$1,523

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2021 and December 31, 2020. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $109,000 and $335,000 for the six months ending June 30, 2021 and the year ending December 31, 2020, respectively.

	June 30, 2021
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$25	$27	$25	$22
Farmland	-	-	-	24
1-4 family residential	306	336	88	347
Multi-family residential	-	-	-	-
Nonfarm nonresidential	699	734	38	664
Other Loans:
Commercial	913	1,034	618	1,664
Consumer	16	26	7	106
Total	$1,959	$2,157	$776	$2,827

With no allowance recorded:
Real Estate Loans:
Construction and land	$886	$957	$-	$924
Farmland	212	217	-	220
1-4 family residential	2,514	3,266	-	2,695
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,992	3,470	-	3,334
Other Loans:
Commercial	2,568	2,949	-	3,601
Consumer	171	307	-	180
Total	$9,343	$11,166	$-	$10,954

Total Impaired Loans:
Real Estate Loans:
Construction and land	$911	$984	$25	$946
Farmland	212	217	-	244
1-4 family residential	2,820	3,602	88	3,042
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,691	4,204	38	3,998
Other Loans:
Commercial	3,481	3,983	618	5,265
Consumer	187	333	7	286
Total	$11,302	$13,323	$776	$13,781

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

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$133,621
Non-accretable difference (expected losses)	(49,828)
Cash flows expected to be collected at acquisition	83,793
Accretable yield	(9,202)
Basis in acquired loans at acquisition	$74,591

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the six months ended June 30, 2021:

Balance at December 31, 2020	$15,853
Transfers from non-accretable difference to accretable yield	1,615
Accretion	(563)
Changes in expected cash flows not affecting non-accretable differences	(3,059)
Balance at June 30, 2021	$13,846

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2021 and December 31, 2020, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no troubled debt restructurings that had subsequently defaulted during the six months ended June 30, 2021 and one troubled debt restructuring that had subsequently defaulted in the amount of $34,000 during the year ended December 31, 2020. During the six months ended June 30, 2021, the Company modified one loan with an outstanding balance of $150,000 immediately prior to and immediately following the modification, which was considered a troubled debt restructuring. During the year ended December 31, 2020, the Company modified seven loans with outstanding balances of $4.0 million immediately prior to and immediately following the modifications.

Through June 30, 2021, we had agreed to deferrals on approximately 2,000 loans with an aggregate outstanding balance of $720.5 million, of which the majority of modifications occurred in 2020.  As of June 30, 2021, the Company had 16 loans with outstanding principal balances of $29.9 million still in their deferral periods, although $19.9 million were interest-only modifications to seasoned, highly rated clients. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and our regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at June 30, 2021.

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

Accrued interest receivable of $7.4 million and $8.4 million was outstanding as of June 30, 2021 and December 31, 2020, respectively, for all loan deferrals related to the COVID-19 pandemic and Hurricane Laura.

Note 7 – Long Term Debt –

On March 26, 2021, the Company issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031.

On April 1, 2021, the Company consummated the acquisition of SSW as discussed in Note 3. Under the terms of the acquisition, the Company issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $1.4 million for each of the six months ended June 30, 2021 and 2020. At June 30, 2021, the Company had a weighted average lease term of 7.4 years and a weighted average discount rate of 2.92%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2021 through June 30, 2022	$1,190
July 1, 2022 through June 30, 2023	2,188
July 1, 2023 through June 30, 2024	2,053
July 1, 2024 through June 30, 2025	1,856
July 1, 2025 through June 30, 2026	1,732
July 1, 2026 and Thereafter	5,328
Total Future Minimum Lease Payments	14,347
Less Imputed Interest	(1,563)
Present Value of Lease Liabilities	$12,784

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $814.5 million and standby and commercial letters of credit of approximately $35.4 million at June 30, 2021.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2021
Available for Sale:
U.S. Treasury Securities	$7,382	$-	$7,382	$-
U.S. Government Agency Securities	27,912	-	27,912	-
Corporate Securities	42,870	-	25,714	17,156
Mortgage-Backed Securities	471,322	-	471,322	-
Municipal Securities	331,821	-	311,117	20,704
Other Securities	1,495	-	1,495	-
Mortgage Loans Held for Sale	1,834		1,834	-
Servicing Rights	2,034	-	2,034	-
Total	$886,670	$-	$848,810	$37,860

December 31, 2020
Available for Sale:
U.S. Government Agency Securities	$2,572	$-	$2,572	$-
Corporate Securities	39,113	-	21,959	17,154
Mortgage-Backed Securities	295,019	-	295,019	-
Municipal Securities	302,253	-	274,067	28,186
Other Securities	1,648	-	1,648	-
Mortgage Loans Held for Sale	969	-	969	-
Servicing Rights	1,439	-	1,439	-
Total	$643,013	$-	$597,673	$45,340

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2021
Assets:
Impaired Loans	$15,641	$-	$-	$15,641
Repossessed Assets	6,555	-	-	6,555
Total	$22,196	$-	$-	$22,196

December 31, 2020
Assets:
Impaired Loans	$11,755	$-	$-	$11,755
Repossessed Assets	9,453	-	-	9,453
Total	$21,208	$-	$-	$21,208

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	June 30, 2021				December 31, 2020
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(17%)	10%	to	100%	(19%)

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2021
Financial Assets:
Cash and Short-Term Investments	$363,160	$363,160	$363,160	$-	$-
Securities	882,802	882,802	-	844,942	37,860
Mortgage Loans Held for Sale	1,834	1,834	-	1,834	-
Loans - Net	2,828,184	2,821,436	-	-	2,821,436
Servicing Rights	1,856	2,034	-	2,034	-
Cash Value of BOLI	60,703	60,703	-	60,703	-
Other Equity Securities	14,043	14,043	-	-	14,043
Total	$4,152,582	$4,146,012	$363,160	$909,513	$2,873,339

Financial Liabilities:
Deposits	$3,724,223	$3,727,246	$-	$-	$3,727,246
Borrowings	140,307	149,975	-	149,975	-
Total	$3,864,530	$3,877,221	$-	$149,975	$3,727,246

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Financial Assets:
Cash and Short-Term Investments	$323,283	$323,283	$323,283	$-	$-
Securities	640,605	640,605	-	595,265	45,340
Mortgage Loans Held for Sale	969	969	-	969	-
Loans - Net	2,969,331	2,969,619	-	-	2,969,619
Servicing Rights	1,439	1,439	-	1,439	-
Cash Value of BOLI	45,030	45,030	-	45,030	-
Other Equity Securities	12,693	12,693	-	-	12,693
Total	$3,993,350	$3,993,638	$323,283	$642,703	$3,027,652

Financial Liabilities:
Deposits	$3,616,679	$3,623,253	$-	$-	$3,623,253
Borrowings	105,990	127,171	-	127,171	-
Total	$3,722,669	$3,750,424	$-	$127,171	$3,623,253

Note 11 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of a “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The Company has established an implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight. The Company is in the process of developing and implementing current expected credit loss models that satisfy the requirements of ASU 2016-13. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

We believe these factors include, but are not limited to, the following:

●

the effects of the ongoing COVID-19 pandemic, including, among other effects: the emergence of multiple COVID-19 variants and their potential impact on the ongoing public health crisis; the extent and duration of closures of businesses, including our branches, vendors and customers; the operation of financial markets; employment levels; market liquidity; the impact of various actions taken in response by the United States (“U.S.”) federal government, the Federal Reserve, other banking regulators, state and local governments; the adequacy of our allowance for loan losses in relation to potential losses in our loan portfolio; and the impact that all of these factors have on our borrowers, other customers, vendors and counterparties;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2020 to June 30, 2021, and its results of operations for the three and six months ended June 30, 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and the Dallas/Fort Worth metroplex. We currently operate out of 43 banking centers in markets across Louisiana and Texas. As of June 30, 2021, we had total assets of $4.3 billion, total loans of $2.9 billion, total deposits of $3.7 billion, and total shareholders’ equity of $431.0 million.

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

Smith Shellnut Wilson, LLC (“SSW”) Acquisition

On March 22, 2021, we, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under management, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was consummated on April 1, 2021. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities.

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

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the six months ended June 30, 2021;

●	We continue to monitor those sectors particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. Through June 30, 2021, we had agreed to deferrals on approximately 2,000 loans with an aggregate outstanding balance of $720.5 million, of which the majority of modifications occurred in 2020. As of June 30, 2021, we had 16 loans with outstanding principal balances of $29.9 million that remain in their respective deferral periods, although $19.9 million were qualifying interest-only modifications to seasoned, highly rated clients.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of June 30, 2021, we held 92 PPP loans (including both round 1 and round 2 PPP loans) with an aggregate balance of $25.7 million and an average loan balance of approximately $280,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

Financial Highlights

The financial highlights as of and for the three and six months ended June 30, 2021 include:

•	Total assets of $4.3 billion, a $163.6 million, or 3.9%, increase from December 31, 2020.

•	Total loans held for investment of $2.9 billion, a $136.5 million, or 4.6%, decrease from December 31, 2020.

•	Total deposits of $3.7 billion, a $107.5 million, or 3.0%, increase from December 31, 2020.

•	Net income of $17.4 million, a $15.4 million, or 749.3%, increase from the three months ended June 30, 2020.

•	Net interest income of $37.9 million, an increase of $7.0 million, or 22.7%, from the three months ended June 30, 2020.

•

Allowance for loan and lease losses of 0.94% of total loans held for investment, compared to 0.74% as of December 31, 2020, and a ratio of nonperforming loans to total loans held for investment of 0.40%, compared to 0.35% as of December 31, 2020.

•	Earnings per share for the first six months of 2021 of $1.44 per basic share and $1.43 per diluted share, compared to $0.42 per basic and diluted share for the first six months of 2020.

•	Return on average assets of 1.37% over the first six months of 2021, compared to 0.46% for the first six months of 2020.

•	Return on average equity of 14.23% over the first six months of 2021, compared to 4.13% for the first six months of 2020.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.23%, 9.99%, 10.14% and 13.24%, respectively. During the year ended December 31, 2020, we elected the Community Bank Leverage Ratio (“CBLR”) and had a ratio of 8.79% at December 31, 2020. We have since elected to return to risk-based regulatory capital reporting for 2021.

•	Book value per share of $20.78, an increase of 4.53% from $19.88 at December 31, 2020.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Performance Summary

Our performance for the three and six months ended June 30, 2021 was significantly impacted by the recognition of a gain of $9.2 million from the PPP portfolio sale that closed during the quarter ended June 30, 2021.

For the three months ended June 30, 2021, net income was $17.4 million, or $0.84 per basic and diluted share, compared to net income of $2.1 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2020. Return on average assets, on an annualized basis, increased to 1.58% for the three months ended June 30, 2021, from 0.23% for the three months ended June 30, 2020. Return on average equity, on an annualized basis, increased to 16.57% for the three months ended June 30, 2021, as compared to 2.35% for the three months ended June 30, 2020.

For the six months ended June 30, 2021, net income was $29.8 million, or $1.44 per basic share and $1.43 per diluted share, compared to net income of $6.6 million, or $0.42 per basic and diluted share, for the six months ended June 30, 2020. Return on average assets, on an annualized basis, increased to 1.37% for the six months ended June 30, 2021, from 0.46% for the six months ended June 30, 2020. Return on average equity, on an annualized basis, increased to 14.23% for the six months ended June 30, 2021, as compared to 4.13% for the six months ended June 30, 2020.

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

For the three months ended June 30, 2021, net interest income totaled $37.9 million, and net interest margin and net interest spread were 3.87% and 3.68%, respectively, compared to $30.9 million, 3.89%, and 3.59%, respectively, for the three months ended June 30, 2020. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.13% for the three months ended June 30, 2021, compared to 5.61% for the three months ended June 30, 2020, and the average yield on total interest-earning assets was 4.32% for the three months ended June 30, 2021, compared to 4.65% for the three months ended June 30, 2020. For the three months ended June 30, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 32 basis points compared to the three months ended June 30, 2020, primarily due to the maturing of higher yielding deposits, increased lower yielding deposits along with deposit and borrowing accretion recognized from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

For the six months ended June 30, 2021, net interest income totaled $78.2 million, and net interest margin and net interest spread were 4.05% and 3.87%, respectively, compared to $51.1 million, 3.91%, and 3.57%, respectively, for the six months ended June 30, 2020. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.32% for the six months ended June 30, 2021, compared to 5.58% for the six months ended June 30, 2020, and the average yield on total interest-earning assets was 4.48% for the six months ended June 30, 2021, compared to 4.81% for the six months ended June 30, 2020. For the six months ended June 30, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 50 basis points compared to the six months ended June 30, 2020, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with the maturing of higher yielding deposits, increased lower yielding deposits and the deposit and borrowing accretion recognized from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2021 and 2020, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the tables below, and throughout this report, are month-end averages.

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,814,593	$36,116	5.13%	$2,304,438	$32,306	5.61%
SBA PPP loans	242,015	3,019	4.99	321,127	2,330	2.90
Securities available for sale	801,268	3,189	1.59	481,422	2,175	1.81
Interest-bearing deposits in other banks	62,693	27	0.17	69,169	80	0.46
Total interest-earning assets	3,920,569	42,351	4.32	3,176,156	36,891	4.65
Allowance for loan losses	(26,032)			(13,606)
Noninterest-earning assets	505,374			333,524
Total assets	$4,399,911	$42,351		$3,496,074	$36,891
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,615,241	$3,235	0.49%	$1,994,680	$4,795	0.96%
Subordinated debt	81,427	1,015	4.99	25,000	422	6.75
Subordinated debt – trust preferred securities	5,000	43	3.44	3,333	8	0.96
Advances from Federal Home Loan Bank (“FHLB”)	32,887	108	1.31	129,441	526	1.63
Paycheck protection program liquidity facility (“PPPLF”)	—	—	—	76,902	72	0.37
Other borrowings	24,909	5	0.08	32,975	149	1.81
Total interest-bearing liabilities	2,759,464	4,406	0.64	2,262,331	5,972	1.06
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,191,900			852,608
Other liabilities	27,907			31,501
Total noninterest-bearing liabilities	1,219,807			884,109
Shareholders’ equity	420,640			349,634
Total liabilities and shareholders’ equity	$4,399,911			$3,496,074
Net interest rate spread(1)			3.68%			3.59%
Net interest income		$37,945			$30,919
Net interest margin(2)			3.87%			3.89%
Overall cost of funds			0.45%			0.77%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,729,130	$72,654	5.32%	$2,022,312	$56,449	5.58%
SBA PPP loans	308,487	7,900	5.12	160,564	2,330	2.90
Securities available for sale	746,372	5,991	1.61	384,041	3,906	2.03
Interest-bearing deposits in other banks	81,963	68	0.17	48,962	222	0.91
Total interest-earning assets	3,865,952	86,613	4.48	2,615,879	62,907	4.81
Allowance for loan losses	(24,371)			(12,905)
Noninterest-earning assets	496,589			267,355
Total assets	$4,338,170	$86,613		$2,870,329	$62,907
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,599,751	$6,478	0.50%	$1,668,446	$9,481	1.14%
Subordinated debt	54,939	1,474	5.37	25,000	844	6.75
Subordinated debt – trust preferred securities	5,000	85	3.40	1,667	8	0.96
Advances from FHLB	34,954	219	1.25	113,882	1,023	1.80
PPPLF	—	—	—	38,451	72	0.37
Other borrowings	28,302	111	0.78	50,050	349	1.39
Total interest-bearing liabilities	2,722,946	8,367	0.61	1,897,496	11,777	1.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,169,425			629,321
Other liabilities	27,532			26,026
Total noninterest-bearing liabilities	1,196,957			655,347
Shareholders’ equity	418,267			317,486
Total liabilities and shareholders’ equity	$4,338,170			$2,870,329
Net interest rate spread(1)			3.87%			3.57%
Net interest income		$78,246			$51,130
Net interest margin(2)			4.05%			3.91%
Overall cost of funds			0.43%			0.93%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$6,546	$(2,736)	$3,810
SBA PPP loans	(987)	1,676	689
Securities available for sale	1,273	(259)	1,014
Interest-earning deposits in other banks	(3)	(50)	(53)
Total increase (decrease) in interest income	$6,829	$(1,369)	$5,460
Interest-bearing liabilities:
Interest-bearing deposits	$768	$(2,328)	$(1,560)
Subordinated debt	703	(110)	593
Subordinated debt – trust preferred securities	14	21	35
Advances from FHLB	(317)	(101)	(418)
PPPLF	—	(72)	(72)
Other borrowings	(2)	(142)	(144)
Total increase (decrease) in interest expense	1,166	(2,732)	(1,566)
Increase in net interest income	$5,663	$1,363	$7,026

	For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP)	$18,817	$(2,612)	$16,205
SBA PPP loans	3,788	1,782	5,570
Securities available for sale	2,908	(823)	2,085
Interest-earning deposits in other banks	27	(181)	(154)
Total increase (decrease) in interest income	$25,540	$(1,834)	$23,706
Interest-bearing liabilities:
Interest-bearing deposits	$2,321	$(5,324)	$(3,003)
Subordinated debt	803	(173)	630
Subordinated debt – trust preferred securities	57	20	77
Advances from FHLB	(495)	(309)	(804)
PPPLF	—	(72)	(72)
Other borrowings	(85)	(153)	(238)
Total increase (decrease) in interest expense	2,601	(6,011)	(3,410)
Increase (decrease) in net interest income	$22,939	$4,177	$27,116

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.2 million for the three months ended June 30, 2021 and $5.4 million for the same period in 2020. For the six months ended June 30, 2021 and 2020, the provision for loan losses was $5.6 million and $6.8 million, respectively. The lower provision for the three and six months ended June 30, 2021 compared to the same period in 2020 relates primarily to a downward adjustment of the qualitative economic factor for the COVID-19 pandemic, and partially offset by additional reserves of $1.4 million required on a $1.9 million outstanding principal balance energy loan which was transferred to nonaccrual during the first quarter of 2021.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions and pass-through income from small business investment company (“SBIC”) partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,683	$1,163	$520
Debit card and ATM fee income	1,777	959	818
Bank-owned life insurance income	355	255	100
Gain on sales of loans	10,042	7	10,035
Loss on sales of investment securities	(50)	—	(50)
Fees and brokerage commission	1,416	236	1,180
Mortgage origination income	241	126	115
Correspondent bank income	123	32	91
Participation fee income	240	46	194
Loss on sales of other real estate owned	(575)	(19)	(556)
Loss on sales of other assets	(9)	—	(9)
Pass-through income from SBIC partnerships	1,602	1,624	(22)
Other	531	567	(36)
Total noninterest income	$17,376	$4,996	$12,380

	For the Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$3,250	$2,094	$1,156
Debit card and ATM fee income	3,113	1,366	1,747
Bank-owned life insurance income	673	452	221
Gain on sales of loans	10,021	184	9,837
Gain (loss) on sales of investment securities	(55)	25	(80)
Fees and brokerage commission	1,959	256	1,703
Mortgage origination income	470	241	229
Correspondent bank income	266	141	125
Participation fee income	487	113	374
Gain (loss) on sales of other real estate owned	(529)	132	(661)
Gain on sales of other assets	108	—	108
Pass-through income from SBIC partnerships	1,655	2,004	(349)
Other	1,041	792	249
Total noninterest income	$22,459	$7,800	$14,659

Total noninterest income increased $12.4 million, or 247.8%, from the three months ended June 30, 2020.  The increase was primarily due to the increases in services charges of $520,000, or 44.7%, and debit card and ATM fee income of $818,000, or 85.3%, due to increased activity from the Pedestal acquisition and organic growth, gain on sale of loans of $10.0 million, due primarily to the sale of the majority of our SBA PPP loans, and the increase in fees and brokerage commission income of $1.2 million, due to the acquisition of Pedestal’s brokerage customers and SSW, offset by an increase in losses on the sales of other real estate owned of $556,000.

Total noninterest income increased $14.7 million, or 187.9%, from the six months ended June 30, 2020.  The increase was primarily due to the increases in services charges of $1.2 million, or 55.2%, and debit card and ATM fee income of $1.7 million, or 127.9%, due to increased activity from the Pedestal acquisition and organic growth, gain on sale of loans of $9.8 million, due primarily to the sale of the majority of our SBA PPP loans, and the increase in fees and brokerage commission income of $1.7 million, due to the acquisition of Pedestal’s brokerage customers and SSW, offset by an increase in losses on the sales of other real estate owned of $661,000.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$16,753	$17,621	$(868)
Non-staff expenses:
Occupancy of bank premises	2,276	1,370	906
Depreciation and amortization	1,686	1,073	613
Data processing	2,288	1,055	1,233
FDIC assessment fees	436	272	164
Legal and other professional fees	905	543	362
Advertising and promotions	624	334	290
Utilities and communications	636	645	(9)
Ad valorem shares tax	675	450	225
Directors’ fees	194	100	94
Other real estate owned expenses and write-downs	178	51	127
Merger and conversion related expenses	94	1,726	(1,632)
Other	4,371	2,557	1,814
Total noninterest expense	$31,116	$27,797	$3,319

	For the Six Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$31,679	$27,056	$4,623
Non-staff expenses:
Occupancy of bank premises	4,087	2,430	1,657
Depreciation and amortization	3,279	1,674	1,605
Data processing	4,111	1,707	2,404
FDIC assessment fees	945	419	526
Legal and other professional fees	1,646	937	709
Advertising and promotions	1,101	640	461
Utilities and communications	1,211	962	249
Ad valorem shares tax	1,375	825	550
Directors’ fees	382	174	208
Other real estate owned expenses and write-downs	557	304	253
Merger and conversion related expenses	104	2,874	(2,770)
Other	7,602	4,438	3,164
Total noninterest expense	$58,079	$44,440	$13,639

Total noninterest expense increased $3.3 million, or 11.9%, from the three months ended June 30, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches and employees. The increase in noninterest expense was partially offset by lower merger and conversion related expenses in the current period, as compared to the three months ended June 30, 2020. Merger related expenses in the prior year period primarily related to employee retention, severance and conversion expenses for the Pedestal acquisition.

Total noninterest expense increased $13.6 million, or 30.7%, from the six months ended June 30, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches and employees. The increase in noninterest expense was partially offset with lower merger and conversion related expenses, compared to the six months ended June 30, 2020, due to the acquisition of Pedestal during the prior year period.

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

For the three months ended June 30, 2021, income tax expense totaled $4.5 million, an increase of $3.9 million, or 628.1%, compared to $623,000 for the same period in 2020. For the six months ended June 30, 2021, income tax expense totaled $7.3 million, an increase of $6.1 million, or 543.8%, compared to $1.1 million for the same period in 2020. Our effective tax rates for the three months ended June 30, 2021 and 2020 were 20.7% and 23.3%, respectively. For the six months ended June 30, 2021 and 2020, our effective tax rates were 19.6% and 14.7%, respectively. The increase in our effective tax rate for the six months ended June 30, 2021 is primarily due to founder’s stock option exercises that occurred in 2020. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $163.6 million, or 3.9%, from December 31, 2020 to June 30, 2021, due primarily from the increases in cash and cash equivalents and our investment portfolio attributed to the activity associated with the second round of SBA PPP.

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

As of June 30, 2021, total loans held for investment were $2.9 billion, a decrease of $136.5 million, or 4.6%, compared to $3.0 billion as of December 31, 2020. The decrease was primarily due to the sale of the majority of our SBA PPP loans totaling $243.6 million. Additionally, $1.8 million and $969,000 in mortgage loans were classified as loans held for sale as of June 30, 2021 and December 31, 2020, respectively.

Total loans held for investment as a percentage of total deposits were 76.7% and 82.7% as of June 30, 2021 and December 31, 2020, respectively. Total loans held for investment as a percentage of total assets were 66.0% and 71.9% as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$660,691	23.1%	$886,325	29.6%
Real estate:
Construction and land	454,055	15.9	403,065	13.5
Farmland	77,133	2.7	55,883	1.8
1-4 family residential	459,037	16.1	468,650	15.7
Multi-family residential	89,796	3.2	95,707	3.2
Nonfarm nonresidential	1,002,707	35.1	971,603	32.5
Consumer	111,467	3.9	110,122	3.7
Total loans held for investment	$2,854,886	100.0%	$2,991,355	100.0%

SBA PPP loans accounted for $25.7 million of the commercial portfolio as of June 30, 2021 and $313.9 million and $1.6 million of the commercial and consumer portfolios, respectively, as of December 31, 2020.

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

Commercial loans decreased $225.6 million, or 25.5%, to $660.7 million as of June 30, 2021 from $886.3 million as of December 31, 2020, primarily due to the sale of the majority of our SBA PPP loans, offset by new originations in the Dallas/Fort Worth metroplex.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex, and are generally diverse in terms of type.

Construction and land loans increased $51.0 million, or 12.7%, to $454.1 million as of June 30, 2021 from $403.1 million as of December 31, 2020.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans decreased $9.6 million, or 2.1%, to $459.0 million as of June 30, 2021 from $468.7 million as of December 31, 2020.

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

Nonfarm nonresidential loans increased $31.1 million, or 3.2%, to $1.0 billion as of June 30, 2021 from $971.6 million as of December 31, 2020.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2021
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$253,972	$281,036	$125,683	$660,691
Real estate:
Construction and land	163,061	231,962	59,032	454,055
Farmland	9,089	50,140	17,904	77,133
1-4 family residential	72,113	247,705	139,219	459,037
Multi-family residential	2,415	39,024	48,357	89,796
Nonfarm nonresidential	123,909	523,993	354,805	1,002,707
Consumer	47,599	53,073	10,795	111,467
Total loans held for investment	$672,158	$1,426,933	$755,795	$2,854,886
Amounts with fixed rates	$343,544	$1,037,077	$442,811	$1,823,432
Amounts with floating rates	328,614	389,856	312,984	1,031,454

	As of December 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$218,443	$586,675	$81,207	$886,325
Real estate:
Construction and land	180,735	176,863	45,467	403,065
Farmland	10,802	31,489	13,592	55,883
1-4 family residential	78,087	246,550	144,013	468,650
Multi-family residential	21,292	25,863	48,552	95,707
Nonfarm nonresidential	123,708	521,687	326,208	971,603
Consumer	44,819	56,057	9,246	110,122
Total loans held for investment	$677,886	$1,645,184	$668,285	$2,991,355
Amounts with fixed rates	$344,021	$1,297,988	$353,314	$1,995,323
Amounts with floating rates	333,865	347,196	314,971	996,032

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $18.0 million and $20.0 million in nonperforming assets as of June 30, 2021 and December 31, 2020, respectively. We had $11.5 million in nonperforming loans as of June 30, 2021 compared to $10.6 million as of December 31, 2020. The decrease in nonperforming assets from December 31, 2020 to June 30, 2021 is primarily due to the sale of other real estate owned.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of June 30, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$10,568	$9,063
Accruing loans 90 or more days past due	893	1,523
Total nonperforming loans	11,461	10,586
Other nonperforming assets	665	402
Other real estate owned:
Commercial real estate, construction, land and land development	5,271	8,567
Residential real estate	619	484
Total other real estate owned	5,890	9,051
Total nonperforming assets	$18,016	$20,039
Restructured loans-nonaccrual	$3,352	$4,206
Restructured loans-accruing	694	4,315
Ratio of nonperforming loans to total loans held for investment	0.40%	0.35%
Ratio of nonperforming assets to total assets	0.42	0.48

	As of June 30, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$912	$924
Farmland	213	367
1-4 family residential	2,617	2,603
Multi-family residential	—	—
Nonfarm nonresidential	3,321	3,119
Commercial	3,323	1,753
Consumer	182	297
Total	$10,568	$9,063

Through June 30, 2021, we had agreed to deferrals on approximately 2,000 loans with outstanding balances totaling $720.5 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and / or past due status through the deferral period.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$449,238	$964	$2,941	$912	$454,055
Farmland	74,330	2,590	—	213	77,133
1-4 family residential	440,561	9,592	4,714	4,170	459,037
Multi-family residential	89,475	296	25	—	89,796
Nonfarm nonresidential	979,559	13,677	3,317	6,154	1,002,707
Commercial	637,722	14,090	4,990	3,889	660,691
Consumer	109,329	1,105	698	335	111,467
Total	$2,780,214	$42,314	$16,685	$15,673	$2,854,886

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	—	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	—	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

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

As of June 30, 2021, the allowance for loan losses totaled $26.7 million, or 0.94%, of total loans held for investment. As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2021 (Unaudited)	As of and For the Year Ended December 31, 2020
	(Dollars in thousands)
Average loans outstanding(1)	$3,037,617	$2,613,422
Gross loans held for investment outstanding at end of period	$2,854,886	$2,991,355
Allowance for loan losses at beginning of period	$22,024	$12,124
Provision for loan losses	5,600	11,435
Charge-offs:
Real estate:
Construction, land and farmland	1	28
Residential	135	387
Nonfarm nonresidential	141	232
Commercial	680	849
Consumer	213	467
Total charge-offs	1,170	1,963
Recoveries:
Real estate:
Construction, land and farmland	2	10
Residential	27	53
Nonfarm nonresidential	99	12
Commercial	45	203
Consumer	75	150
Total recoveries	248	428
Net charge-offs	922	1,535
Allowance for loan losses at end of period	$26,702	$22,024
Ratio of allowance to end of period loans held for investment	0.94%	0.74%
Ratio of net charge-offs to average loans	0.03	0.06

(1)	Excluding loans held for sale.

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

	As of June 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$4,289	16.1%	$3,584	16.3%
Farmland	686	2.5	600	2.7
1-4 family residential	3,837	14.4	3,453	15.7
Multi-family residential	759	2.8	818	3.7
Nonfarm nonresidential	7,999	30.0	7,369	33.5
Total real estate	17,570	65.8	15,824	71.9
Commercial	8,066	30.2	5,018	22.8
Consumer	1,066	4.0	1,182	5.3
Total allowance for loan losses	$26,702	100.0%	$22,024	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2021, the carrying amount of investment securities totaled $882.8 million, an increase of $242.2 million, or 37.8%, compared to $640.6 million as of December 31, 2020. The increase was primarily due to the deployment of excess cash related to the SBA PPP forgiveness. Securities represented 20.4% and 15.4% of total assets as of June 30, 2021 and December 31, 2020, respectively.

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

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$7,399	$—	$17	$7,382
U.S. government agencies	27,930	4	22	27,912
Corporate bonds	41,788	1,161	79	42,870
Mortgage-backed securities	467,955	5,445	2,078	471,322
Municipal securities	328,239	4,718	1,136	331,821
Other securities	1,167	328	—	1,495
Total	$874,478	$11,656	$3,332	$882,802

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,567	$5	$—	$2,572
Corporate bonds	38,738	380	5	39,113
Mortgage-backed securities	288,373	6,893	247	295,019
Municipal securities	296,262	6,097	106	302,253
Other securities	1,440	208	—	1,648
Total	$627,380	$13,583	$358	$640,605

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2021, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$—	—%	$7,382	0.79%	$—	—%	$—	—%	$7,382	0.79%
U.S. government agencies	2,544	0.23%	14,885	0.65%	10,483	0.92%	—	—%	27,912	0.71%
Corporate bonds	—	—%	—	—%	41,773	4.47%	1,097	7.34%	42,870	4.54%
Mortgage-backed securities	4,123	1.17%	41,091	1.19%	188,169	1.45%	237,939	1.25%	471,322	1.32%
Municipal securities	19,398	2.05%	90,444	1.48%	136,111	1.77%	85,868	1.93%	331,821	1.75%
Other securities	—	—%	—	—%	—	—%	1,495	0.51%	1,495	0.51%
Total	$26,065	1.74%	$153,802	1.29%	$376,536	1.88%	$326,399	1.45%	$882,802	1.61%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,572	0.23%	$—	—%	$—	—%	$2,572	0.23%
Corporate bonds	—	—%	—	—%	38,089	4.41%	1,024	7.35%	39,113	4.49%
Mortgage-backed securities	1,647	1.22%	46,881	1.17%	144,427	1.64%	102,064	1.34%	295,019	1.46%
Municipal securities	17,167	2.39%	75,597	1.70%	118,381	1.78%	91,108	1.95%	302,253	1.84%
Other securities	—	—%	—	—%	—	—%	1,648	0.59%	1,648	0.59%
Total	$18,814	2.29%	$125,050	1.47%	$300,897	2.04%	$195,844	1.65%	$640,605	1.82%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.14 years with an estimated effective duration of 54.61 months as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of June 30, 2021 and December 31, 2020, the Company held other equity securities of $14.0 million and $12.7 million, respectively, comprised mainly of FHLB stock and small business investment companies (“SBICs”).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2021 were $3.7 billion, an increase of $107.5 million, or 3.0%, compared to $3.6 billion as of December 31, 2020, primarily due to the SBA PPP originations.

Noninterest-bearing deposits as of June 30, 2021 were $1.2 billion, compared to $1.2 billion as of December 31, 2020, an increase of $11.5 million, or 1.0%.

Average deposits for the six months ended June 30, 2021 were $3.8 billion, an increase of $978.5 million, or 35.1%, over the full year average for the year ended December 31, 2020 of $2.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.89% for the year ended December 31, 2020 to 0.50% for the six months ended June 30, 2021. The decrease in average rates during the six months ended June 30, 2021 over the average for the year ended December 31, 2020 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020 and the maturing of higher yielding deposits, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.34% for the six months ended June 30, 2021 compared to 0.63% for the year ended December 31, 2020.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2021 (Unaudited)		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$176,044	0.56%	$121,612	0.75%
Negotiable order of withdrawal (“NOW”) accounts	519,873	0.14%	383,695	0.31%
Limited access money market accounts and savings	1,129,336	0.31%	682,611	0.43%
Certificates and other time deposits > $250k	210,655	1.28%	215,416	1.90%
Certificates and other time deposits < $250k	563,843	0.90%	574,961	1.47%
Total interest-bearing deposits	2,599,751	0.50%	1,978,295	0.89%
Noninterest-bearing demand accounts	1,169,425	—	812,332	—%
Total deposits	$3,769,176	0.34%	$2,790,627	0.63%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2021 and the year ended December 31, 2020 was 31.0% and 29.1%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2021:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$50,659	$90,928
More than 3 months but less than 6 months	33,326	84,407
More than 6 months but less than 12 months	79,668	122,623
12 months or more	34,595	62,187
Total	$198,248	$360,145

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of June 30, 2021:

Fed Funds Purchase Limits
(Dollars in Thousands)
Compass Bank	$38,000
First National Bankers Bank (“FNBB”)	35,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$134,000

We had no outstanding balances as of June 30, 2021 and December 31, 2020, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2021 and December 31, 2020, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $134.0 million and $126.0 million, respectively. There were no funds under these lines of credit outstanding as of June 30, 2021 or December 31, 2020.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $4.3 billion and $3.4 billion for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	27.0%	23.7%
Interest-bearing	59.9	57.8
Subordinated debt (excluding trust preferred securities)	1.3	0.7
Advances from FHLB	0.8	3.3
Borrowings from the PPPLF	—	1.9
Other borrowings	0.8	1.4
Other liabilities	0.6	0.8
Shareholders’ equity	9.6	10.4
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	69.5%	75.8%
Securities available for sale	17.2	14.1
Interest-bearing deposits in other banks	1.9	1.4
Other noninterest-earning assets	11.4	8.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	31.3%	29.1%
Average loans to average deposits	80.6	93.7

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 38.9% for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the acquisition of Pedestal and our participation in the SBA PPP. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 6.14 years and an effective duration of 54.61 months as of June 30, 2021. As of December 31, 2020, our securities portfolio had a weighted average life of 5.93 years and an effective duration of 45.79 months.

As of June 30, 2021, we had outstanding $814.5 million in commitments to extend credit and $35.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had outstanding $621.1 million in commitments to extend credit and $23.9 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information. The increase is largely attributable to a newly formed financial institutions group.

As of June 30, 2021 and December 31, 2020 we had cash and cash equivalents, including federal funds sold, of $363.2 million and $323.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $431.0 million as of June 30, 2021, compared to $410.0 million as of December 31, 2020, an increase of $21.0 million, or 5.1%. This increase was primarily due to net income of $29.8 million, offset with other comprehensive losses of $3.8 million and dividends paid of $4.5 million.

On July 22, 2021, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2021 in the amount of $0.12 per share to the common shareholders of record as of August 15, 2021. The dividend is to be paid on August 31, 2021, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2021 and December 31, 2020, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the year ended December 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio was 8.0% in the second quarter through fourth quarter of calendar year 2020, is 8.5% in calendar year 2021, and will be 9.0% thereafter. During the first quarter of 2021, we elected to revert to the risk weighted ratios detailed below.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$464,665	13.24%	N/A	N/A
Tier 1 capital (to risk weighted assets)	355,783	10.14%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	350,783	9.99%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	355,783	8.23%	$340,715	8.79%

b1BANK
Total capital (to risk weighted assets)	$452,640	12.90%	N/A	N/A
Tier 1 capital (to risk weighted assets)	425,185	12.12%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	425,185	12.12%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	425,185	9.84%	$358,083	9.24%

Long Term Debt

During the six months ended June 30, 2021, we issued $56.4 million in subordinated debt, and paid off $11.0 million in long term borrowings.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2021 and December 31, 2020 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $28.0 million and $43.1 million (both of which include remaining purchase premium) at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.67% and 2.01%, respectively, and maturing within three years. The subordinated debt totaled $81.4 million and $25.0 million at June 30, 2021 and December 31, 2020, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The remaining $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We had a revolving line of credit with FNBB with a balance of $5.0 million at December 31, 2020 which was paid off during the first quarter of 2021. We acquired a note payable to FNBB in the Pedestal transaction in the amount of $7.0 million, of which $6.0 million was outstanding at December 31, 2020. This note was paid off during the first quarter of 2021.

	As of June 30, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,773	$3,539	$3,121	$4,351	$12,784
Time deposits	593,272	119,592	23,237	24	736,125
Subordinated debt	—	—	—	81,427	81,427
Advances from FHLB	5,000	23,000	—	—	28,000
Purchase premium on advances from FHLB	23	—	—	—	23
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	25,837	—	—	—	25,837
Standby and commercial letters of credit	11,592	23,643	158	—	35,393
Commitments to extend credit	408,587	272,678	52,191	81,054	814,510
Total	$1,046,084	$442,452	$78,707	$171,856	$1,739,099

	As of December 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,808	$3,294	$2,845	$4,985	$12,932
Time deposits	589,908	201,599	18,724	—	810,231
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	20,000	—	23,000	—	43,000
Purchase premium on advances from FHLB	145	—	—	—	145
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB note payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	21,825	—	—	—	21,825
Standby and commercial letters of credit	9,069	14,815	20	—	23,904
Commitments to extend credit	423,206	133,121	17,856	46,928	621,111
Total	$1,071,961	$354,829	$64,445	$82,913	$1,574,148

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2021		As of December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	0.90%	(4.65%)	2.50%	3.76%
+200	1.60%	(3.70%)	2.80%	2.51%
+100	1.70%	(1.07%)	2.60%	2.30%
Base	0.00%	0.00%	0.00%	0.00%
-100	(2.00%)	6.20%	(1.30%)	10.63%

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, gains / losses on sales of securities, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and certain intangible assets from book value and shareholders’ equity.

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended June 30, 2021, was $18.7 million, or $0.90 per diluted share, compared to core net income of $7.4 million, or $0.41 per diluted share, for the three months ended June 30, 2020. Notable noncore events impacting earnings for the three months ended June 30, 2021, included the incurrence of $938,000 in occupancy and bank premises expenses attributable to hurricane damage, and $540,000 in losses on the sales of former premises and equipment within other income, compared to the incurrence of $6.6 million in acquisition-related expenses during the three months ended June 30, 2020. For the six months ended June 30, 2021, core net income was $31.3 million, or $1.51 per diluted share, compared to core net income of $12.3 million, or $0.78 per diluted share, for the six months ended June 30, 2020. Notable noncore events impacting earnings for the six months ended June 30, 2021, included the incurrence of $1.3 million in occupancy and bank premises expenses attributable to hurricane damage, and $540,000 in losses on the sales of former premises and equipment within other income, compared to the incurrence of $7.8 million in acquisition-related expenses and gains of $126,000 associated with the disposal of former bank premises and equipment within other income, during the six months ended June 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$42,351	$36,891	$86,613	$62,907
Core interest income	42,351	36,891	86,613	62,907
Interest Expense:
Interest expense	4,406	5,972	8,367	11,777
Core interest expense	4,406	5,972	8,367	11,777
Provision for Loan Losses: (b)
Provision for loan losses	2,241	5,443	5,600	6,810
Core provision expense	2,241	5,443	5,600	6,810
Other Income:
Other income	17,376	4,996	22,459	7,800
(Gains) 1osses on former bank premises and equipment	540	-	540	(126)
(Gains) 1osses on sale of securities	50	-	55	(25)
Core other income	17,966	4,996	23,054	7,649
Other Expense:
Other expense	31,116	27,797	58,079	44,440
Acquisition-related expenses (2)	(94)	(6,573)	(104)	(7,785)
Stock option exercises - excess taxes (founder's grants)	-	-	-	(71)
Occupancy and bank premises - hurricane repair	(938)	-	(1,288)	-
Core other expense	30,084	21,224	56,687	36,584
Pre-Tax Income: (a)
Pre-tax income	21,964	2,675	37,026	7,680
(Gains) 1osses on former bank premises and equipment	540	-	540	(126)
(Gains) 1osses on sale of securities	50	-	55	(25)
Acquisition-related expenses (2)	94	6,573	104	7,785
Stock option exercises - excess taxes (founder's grants)	-	-	-	71
Occupancy and bank premises - hurricane repair	938	-	1,288	-
Core pre-tax income	23,586	9,248	39,013	15,385
Provision for Income Taxes: (1)
Provision for income taxes	4,536	623	7,269	1,129
Tax on (gains) losses on former bank premises and equipment	113	-	113	(26)
Tax on (gains) losses on sale of securities	11	-	12	(5)
Tax on acquisition-related expenses (2)	20	1,275	22	1,366
Tax on stock option exercises (founder's grants)	-	-	-	601
Tax on occupancy and bank premises - hurricane repair	197	-	271	-
Core provision for income taxes	4,877	1,898	7,687	3,065
Net Income:
Net income	17,428	2,052	29,757	6,551
(Gains) losses on former bank premises and equipment , net of tax	427	-	427	(100)
(Gains) losses on sale of securities, net of tax	39	-	43	(20)
Acquisition-related expenses (2), net of tax	74	5,298	82	6,419
Stock option exercises, net of tax (founder's grants)	-	-	-	(530)
Occupancy and bank premises - hurricane repair, net of tax	741	-	1,018	-
Core net income	18,709	7,350	31,327	12,320
Diluted Earnings Per Share:
Diluted earnings per share	0.84	0.11	1.43	0.42
(Gains) losses on former bank premises and equipment , net of tax	0.02	-	0.02	(0.01)
(Gains) losses on sale of securities, net of tax	-	-	-	-
Acquisition-related expenses (2), net of tax	-	0.30	-	0.40
Stock option exercises (founder's grants)	-	-	-	(0.03)
Occupancy and bank premises - hurricane repair, net of tax	0.04	-	0.06	-
Core diluted earnings per share	$0.90	$0.41	$1.51	$0.78

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2021 and 2020. These rates approximated the marginal tax rates for the applicable periods.

(2)	Includes merger and conversion-related expenses and salary and employee benefits.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as shareholders’ equity less goodwill and core deposit and customer intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$431,006	$409,963
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(13,271)	(9,734)
Total tangible common equity	$357,673	$346,367
Common shares outstanding(1)	20,740,759	20,621,437
Book value per common share(1)	$20.78	$19.88
Tangible book value per common share(1)	17.24	16.80

(1)

Excludes the dilutive effect, if any, of 118,278 and 73,846 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2021 and December 31, 2020, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit and customer intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common shareholders’ equity to total assets.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$431,006	$409,963
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(13,271)	(9,734)
Total tangible common equity	$357,673	$346,367
Tangible Assets
Total assets	$4,323,959	$4,160,360
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(13,271)	(9,734)
Total tangible assets	$4,250,626	$4,096,764
Common Equity to Total Assets	10.0%	9.9%
Tangible Common Equity to Tangible Assets	8.4	8.5

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

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2020 stock repurchase program is effective until December 31, 2021. The 2020 stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased 161,098 shares for $3.4 million under the 2020 stock repurchase program between October 22, 2020 and June 30, 2021.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: April 1 through April 30, 2021	—	$—	—	$28,539,000
Month #2: May 1 through May 31, 2021	5,500	22.91	5,500	28,413,000
Month #3: June 1 through June 30, 2021	78,004	23.03	78,004	26,616,000
Total	83,504	$23.03	83,504	$26,616,000

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

3.2

Amended and Restated Bylaws of Business First Bancshares, Inc., adopted April 23, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 28, 2020 (File No. 001-38447))

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014 (File No. 333-200112))

Instruments defining the rights of the long-term debt securities of Business First Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Business First Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

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

BUSINESS FIRST BANCSHARES, INC.

August 5, 2021	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 5, 2021	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer