Form 10-Q
period 2021-09-30
Business First Bancshares, Inc.
filed 2021-11-04
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 28, 2021, the issuer has outstanding 20,388,996 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Cash and Due from Banks	$81,361	$149,131
Federal Funds Sold	4,646	174,152
Securities Available for Sale, at Fair Values	1,034,491	640,605
Mortgage Loans Held for Sale	1,498	969
Loans and Lease Receivable, Net of Allowance for Loan Losses of $28,146 at September 30, 2021 and $22,024 at December 31, 2020	3,038,090	2,969,331
Premises and Equipment, Net	56,611	58,593
Accrued Interest Receivable	19,025	23,895
Other Equity Securities	15,259	12,693
Other Real Estate Owned	2,152	9,051
Cash Value of Life Insurance	59,085	45,030
Deferred Taxes	5,618	5,858
Goodwill	60,062	53,862
Core Deposit and Customer Intangible	12,835	9,734
Other Assets	14,484	7,456
Total Assets	$4,405,217	$4,160,360

LIABILITIES
Deposits:
Noninterest Bearing	$1,201,791	$1,164,139
Interest Bearing	2,566,330	2,452,540
Total Deposits	3,768,121	3,616,679
Federal Funds Purchased	16,087	-
Securities Sold Under Agreements to Repurchase	27,195	21,825
Short Term Borrowings	20	5,020
Long Term Borrowings	-	6,000
Federal Home Loan Bank Borrowings	48,002	43,145
Subordinated Debt	81,427	25,000
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	1,835	2,499
Other Liabilities	27,309	25,229
Total Liabilities	3,974,996	3,750,397

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,383,504 and 20,621,437 Shares Issued and Outstanding at September 30, 2021 and December 31, 2020, respectively	20,384	20,621
Additional Paid-in Capital	291,847	299,540
Retained Earnings	112,243	79,174
Accumulated Other Comprehensive Income	5,747	10,628
Total Shareholders' Equity	430,221	409,963
Total Liabilities and Shareholders' Equity	$4,405,217	$4,160,360

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Interest and Fees on Loans	$37,900	$39,918	$118,454	$98,697
Interest and Dividends on Non-taxable Securities	3,215	2,370	8,556	6,143
Interest and Dividends on Taxable Securities	383	104	1,060	237
Interest on Federal Funds Sold and Due From Banks	36	69	77	291
Total Interest Income	41,534	42,461	128,147	105,368
Interest Expense:
Interest on Deposits	3,060	4,345	9,538	13,826
Interest on Borrowings	1,180	1,184	3,069	3,480
Total Interest Expense	4,240	5,529	12,607	17,306
Net Interest Income	37,294	36,932	115,540	88,062
Provision for Loan Losses	1,147	2,491	6,747	9,301
Net Interest Income after Provision for Loan Losses	36,147	34,441	108,793	78,761
Other Income:
Service Charges on Deposit Accounts	1,763	1,592	5,013	3,686
Gain (Loss) on Sales of Securities	(11)	95	(66)	120
Gain on Sales of Loans	93	-	10,114	184
Other Income	4,503	2,530	13,746	8,027
Total Other Income	6,348	4,217	28,807	12,017
Other Expenses:
Salaries and Employee Benefits	16,791	15,430	48,470	42,486
Occupancy and Equipment Expense	3,912	3,228	11,893	8,007
Other Expenses	8,864	8,293	27,283	20,898
Total Other Expenses	29,567	26,951	87,646	71,391
Income Before Income Taxes	12,928	11,707	49,954	19,387
Provision for Income Taxes	2,617	2,098	9,886	3,227
Net Income	$10,311	$9,609	$40,068	$16,160
Earnings Per Share:
Basic	$0.51	$0.47	$1.95	$0.93
Diluted	$0.50	$0.46	$1.94	$0.93

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Net Income	$10,311	$9,609	$40,068	$16,160

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(1,246)	2,168	(6,202)	9,282
Reclassification Adjustment for (Gains) Losses on Sale of AFS Investment Securities Included in Net Income	11	(95)	66	(120)
Unrealized Gain (Loss) on Share of Other Equity Investment	(185)	407	(43)	407
Income Tax Effect	298	(435)	1,298	(1,924)
Other Comprehensive Income (Loss)	(1,122)	2,045	(4,881)	7,645
Consolidated Comprehensive Income	$9,189	$11,654	$35,187	$23,805

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income	Equity
Balances at June 30, 2020	$20,667	$297,606	$59,850	$8,213	$386,336
Comprehensive Income:
Net Income	-	-	9,609	-	9,609
Other Comprehensive Income	-	-	-	2,045	2,045
Cash Dividends Declared, $0.10 Per Share	-	-	(2,060)	-	(2,060)
Stock Based Compensation Cost	-	1,359	-	-	1,359
Other Stock Based Compensation	-	797	-	-	797
Balances at September 30, 2020	$20,667	$299,762	$67,399	$10,258	$398,086

Balances at June 30, 2021	$20,741	$299,014	$104,382	$6,869	$431,006
Comprehensive Income:
Net Income	-	-	10,311	-	10,311
Other Comprehensive Income	-	-	-	(1,122)	(1,122)
Cash Dividends Declared, $0.12 Per Share	-	-	(2,450)	-	(2,450)
Stock Issuance	10	140	-	-	150
Surrendered Shares of Options Exercised	(7)	(143)	-	-	(150)
Stock Based Compensation Cost	-	814	-	-	814
Stock Repurchase	(360)	(7,978)	-	-	(8,338)
Balances at September 30, 2021	$20,384	$291,847	$112,243	$5,747	$430,221

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2019	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	16,160	-	16,160
Other Comprehensive Income	-	-	-	7,645	7,645
Cash Dividends Declared, $0.30 Per Share	-	-	(5,461)	-	(5,461)
Stock Issuance	7,947	94,097	-	-	102,044
Surrendered Shares of Options Exercised	(173)	(4,148)	-	-	(4,321)
Stock Based Compensation Cost	49	1,873	-	-	1,922
Stock Repurchase	(435)	(4,565)	-	-	(5,000)
Balances at September 30, 2020	$20,667	$299,762	$67,399	$10,258	$398,086

Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	40,068	-	40,068
Other Comprehensive Loss	-	-	-	(4,881)	(4,881)
Cash Dividends Declared, $0.34 Per Share	-	-	(6,999)	-	(6,999)
Stock Issuance	235	2,975	-	-	3,210
Surrendered Shares of Options Exercised	(96)	(2,180)	-	-	(2,276)
Stock Based Compensation Cost	99	1,960	-	-	2,059
Stock Repurchase	(475)	(10,448)	-	-	(10,923)
Balances at September 30, 2021	$20,384	$291,847	$112,243	$5,747	$430,221

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Consolidated Net Income	$40,068	$16,160
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	6,747	9,301
Depreciation and Amortization	3,117	2,154
Net Accretion of Purchase Accounting Adjustments	(5,991)	(4,529)
Stock Based Compensation Cost	2,059	1,922
Net Amortization of Securities	5,242	3,458
(Gain) Loss on Sales of Securities	66	(120)
Gain on Sale of SBA PPP Loans	(9,179)	-
Income on Other Equity Securities	(2,074)	(2,473)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	1,369	169
Increase in Cash Value of Life Insurance	(1,029)	(689)
Deferred Income Tax Expense (Benefit)	617	(5,608)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	4,870	(12,375)
(Increase) Decrease in Other Assets	(5,503)	4,276
Decrease in Accrued Interest Payable	(664)	(572)
Increase in Other Liabilities	2,074	4,068
Net Cash Provided by Operating Activities	41,789	15,142

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(499,686)	(107,977)
Proceeds from Maturities / Sales of Securities Available for Sale	22,206	56,137
Proceeds from Paydowns of Securities Available for Sale	72,150	52,920
Net Cash Received (Paid) in Acquisition	(7,256)	106,000
Purchases of Other Equity Securities	(3,084)	(571)
Redemption of Other Equity Securities	2,549	5,513
Purchase of Life Insurance	(15,000)	-
Proceeds from Death Benefit of Cash Value of Life Insurance	1,974	-
Proceeds from Sale of SBA PPP Loans	243,607	-
Net Increase in Loans	(305,615)	(477,621)
Net Purchases of Premises and Equipment	(1,050)	(2,729)
Loss on Disposal of Premises and Equipment	-	627
Proceeds from Sales of Other Real Estate	6,873	1,790
Net Decrease in Federal Funds Sold	169,506	52,977
Net Cash Used in Investing Activities	(312,826)	(312,934)

(CONTINUED)

	For The Nine Months Ended September 30,
	2021	2020
Cash Flows From Financing Activities:
Net Increase in Deposits	152,298	278,184
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	5,370	(45,988)
Net Increase in Federal Funds Purchased	16,087	-
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	5,000	(15,121)
Net Proceeds (Repayments) from Short Term Borrowings	(5,000)	1,382
Net Proceeds (Repayments) from Long Term Borrowings	(6,000)	105,279
Proceeds from Issuance of Subordinated Debt	52,500	-
Proceeds from Issuance of Common Stock	3,210	3,361
Surrendered Shares of Options Exercised	(2,276)	(4,321)
Repurchase of Common Stock	(10,923)	(5,000)
Payment of Dividends on Common Stock	(6,999)	(5,461)
Net Cash Provided by Financing Activities	203,267	312,315
Net Increase (Decrease) in Cash and Cash Equivalents	(67,770)	14,523
Cash and Cash Equivalents at Beginning of Period	149,131	89,371
Cash and Cash Equivalents at End of Period	$81,361	$103,894

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$10,134	$12,025
Interest on Borrowings	$3,137	$3,193
Income Tax Payments	$12,540	$3,595

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(6,136)	$9,162
Change in the Unrealized Gain (Loss) on Equity Securities	$(43)	$407
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on
Securities Available for Sale	$1,298	$(1,924)
Transfer of Loans to Other Real Estate	$1,343	$1,227
Transfer of Premises and Equipment to Other Real Estate	$-	$5,970
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,343	$1,331,199
Other Intangible Assets Acquired	4,300	4,211
Liabilities Assumed	6	1,241,858
Net Identifiable Assets Acquired Over Liabilities Assumed	$5,637	$93,552

Subordinated Debt Issued as Part of Consideration of Smith Shellnut Wilson	$3,927	$-

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, accounting for business combinations, goodwill, fair value of financial instruments, and the assessment of income taxes, and therefore are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in our markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

The Company has recorded approximately $249,000 and $9.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the nine months ended September 30, 2021 and year ended December 31, 2020.

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

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming Pedestal was acquired as of January 1, 2020 for the three and nine months ended September 30, 2020. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2020 and should not be considered representative of future operating results.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
	(except per share data)		(except per share data)

Interest Income	$41,534	$42,461	$128,147	$126,232
Interest Expense	4,240	5,529	12,607	19,483
Net Interest Income	37,294	36,932	115,540	106,749
Provision for Loan Losses	1,147	2,491	6,747	9,301
Net Interest Income after Provision for Loan Losses	36,147	34,441	108,793	97,448
Noninterest Income	6,348	4,217	28,807	16,548
Noninterest Expense	29,567	25,745	87,646	76,220
Income Before Income Taxes	12,928	12,913	49,954	37,776
Income Tax Expense	2,617	2,339	9,886	7,076
Net Income	$10,311	$10,574	$40,068	$30,700

Earnings Per Common Share
Basic	$0.51	$0.51	$1.95	$1.47
Diluted	$0.50	$0.50	$1.94	$1.46

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

Fair value adjustments: Pro forma adjustment to net interest income of $3.1 million for the nine months ended September 30, 2020, to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits. There was no pro forma adjustment to net interest income for the three months ended September 30, 2020.

Pedestal’s provision for loan losses: Pro forma adjustments were made to provision for loan losses of $650,000 for the nine months ended September 30, 2020, to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans over those periods was deemed immaterial and not adjusted for in the pro forma information. There was no pro forma adjustment to provision for loan losses for the three months ended September 30, 2020.

Noninterest Expense: Pro forma adjustments for all periods presented include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition-related expenses of $1.2 million and $9.0 million were removed for the three and nine months ended September 30, 2020, respectively.

Provision for Income Taxes: Pro forma adjustments for the three and nine months ended September 30, 2020 included a tax expense adjustment of 21%, as Pedestal was an S-Corp prior to its acquisition by the Company.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$10,311	$9,609	$40,068	$16,160
Denominator:
Weighted Average Common Shares Outstanding	20,384,879	20,613,481	20,570,506	17,356,830
Dilutive Effect of Stock Options and RSAs	128,959	90,963	121,838	52,991
Weighted Average Dilutive Common Shares	20,513,838	20,704,444	20,692,344	17,409,821

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.51	$0.47	$1.95	$0.93

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.50	$0.46	$1.94	$0.93

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,762	$-	$135	$22,627
U.S. Government Agencies	27,899	3	53	27,849
Corporate Securities	41,813	1,079	45	42,847
Mortgage-Backed Securities	578,902	5,072	2,837	581,137
Municipal Securities	354,869	4,878	1,197	358,550
Other Securities	1,156	325	-	1,481
Total Securities Available for Sale	$1,027,401	$11,357	$4,267	$1,034,491

	December 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,567	$5	$-	$2,572
Corporate Securities	38,738	380	5	39,113
Mortgage-Backed Securities	288,373	6,893	247	295,019
Municipal Securities	296,262	6,097	106	302,253
Other Securities	1,440	208	-	1,648
Total Securities Available for Sale	$627,380	$13,583	$358	$640,605

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,627	$135	$-	$-	$22,627	$135
U.S. Government Agencies	25,320	53	-	-	25,320	53
Corporate Securities	4,395	45	-	-	4,395	45
Mortgage-Backed Securities	323,885	2,741	12,400	96	336,285	2,837
Municipal Securities	113,220	1,038	5,798	159	119,018	1,197
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$489,447	$4,012	$18,198	$255	$507,645	$4,267

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	4,995	5	-	-	4,995	5
Mortgage-Backed Securities	44,680	246	17	1	44,697	247
Municipal Securities	18,421	106	-	-	18,421	106
Other Securities	-	-	-	-	-	-
Total Securities Available for Sale	$68,096	$357	$17	$1	$68,113	$358

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$23,258	$23,361
One to Five Years	174,646	176,147
Over Five to Ten Years	433,530	438,089
Over Ten Years	395,967	396,894
Total Securities Available for Sale	$1,027,401	$1,034,491

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Construction and land	$464,808	$403,065
Farmland	85,898	55,883
1-4 family residential	464,462	468,650
Multi-family residential	107,551	95,707
Nonfarm nonresidential	1,111,771	971,603
Commercial	723,077	886,325
Consumer and other	108,669	110,122
Total loans held for investment	3,066,236	2,991,355

Less:
Allowance for loan losses	(28,146)	(22,024)
Net loans	$3,038,090	$2,969,331

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans accounted for $9.7 million and $313.9 million of the commercial loan portfolio as of September 30, 2021 and December 31, 2020, respectively. SBA PPP loans accounted for $1.6 million of the consumer loan portfolio as of December 31, 2020. As of September 30, 2021, the Company had no SBA PPP outstanding balances in the consumer loan portfolio.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2021 and December 31, 2020.

Net deferred loan origination fees were $6.2 million and $10.2 million at September 30, 2021 and December 31, 2020, respectively, and are netted in their respective loan categories above. The majority of the fees at December 31, 2020, $6.2 million, were associated with the SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2021 and December 31, 2020, overdrafts of $658,000 and $623,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $455.4 million and $430.0 million at September 30, 2021 and December 31, 2020, respectively. The Company had servicing rights of $1.6 million and $1.4 million recorded as of September 30, 2021 and December 31, 2020, respectively, and is recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at September 30, 2021 includes $438.0 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at September 30, 2021 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $55.3 million and acquired performing loans not accounted for under ASC 310-30 totaling $387.2 million with a remaining purchase discount of $4.5 million.

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

The following tables set forth, as of September 30, 2021 and December 31, 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2021
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Charge-offs	-	(1)	(164)	-	(141)	(680)	(265)	(1,251)
Recoveries	-	2	31	-	99	395	99	626
Provision	234	130	403	54	1,920	3,984	22	6,747
Ending Balance	$3,818	$731	$3,723	$872	$9,247	$8,717	$1,038	$28,146
Ending Balance:
Individually evaluated for impairment	$25	$-	$116	$-	$88	$601	$3	$833
Collectively evaluated for impairment	$3,793	$731	$3,607	$872	$9,159	$8,116	$1,035	$27,313
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$464,808	$85,898	$464,462	$107,551	$1,111,771	$723,077	$108,669	$3,066,236
Ending Balance:
Individually evaluated for impairment	$1,224	$85	$3,244	$287	$3,055	$5,773	$217	$13,885
Collectively evaluated for impairment	$462,568	$85,812	$439,116	$107,264	$1,083,084	$711,785	$107,441	$2,997,070
Purchased Credit Impaired	$1,016	$1	$22,102	$-	$25,632	$5,519	$1,011	$55,281

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning balance	$1,868	$229	$1,888	$226	$3,882	$3,414	$617	$12,124
Charge-offs	(26)	(2)	(387)	-	(232)	(849)	(467)	(1,963)
Recoveries	10	-	53	-	12	203	150	428
Provision	1,732	373	1,899	592	3,707	2,250	882	11,435
Ending Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Ending Balance:
Individually evaluated for impairment	$27	$93	$62	$-	$119	$609	$104	$1,014
Collectively evaluated for impairment	$3,557	$507	$3,391	$818	$7,250	$4,409	$1,078	$21,010
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$403,065	$55,883	$468,650	$95,707	$971,603	$886,325	$110,122	$2,991,355
Ending Balance:
Individually evaluated for impairment	$924	$299	$2,957	$-	$3,525	$5,517	$335	$13,557
Collectively evaluated for impairment	$401,134	$55,516	$438,240	$95,707	$939,422	$875,611	$107,908	$2,913,538
Purchased Credit Impaired	$1,007	$68	$27,453	$-	$28,656	$5,197	$1,879	$64,260

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

Consumer and other loans include a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The risk is based on changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship, and fluctuations in the value of the real estate or personal property securing the consumer loan, if any.

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

As of September 30, 2021 and December 31, 2020, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$461,427	$291	$1,883	$1,207	$464,808
Farmland	83,686	2,125	-	87	85,898
1-4 family residential	451,318	4,248	3,433	5,463	464,462
Multi-family residential	107,239	288	24	-	107,551
Nonfarm nonresidential	1,082,929	13,535	9,793	5,514	1,111,771
Commercial	704,053	7,521	4,193	7,310	723,077
Consumer and other	107,532	349	432	356	108,669
Total	$2,998,184	$28,357	$19,758	$19,937	$3,066,236

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	-	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	-	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer and other	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of September 30, 2021 and December 31, 2020, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.0 million and $1.5 million, respectively. As of September 30, 2021 and December 31, 2020, loan balances outstanding on nonaccrual status amounted to $12.6 million and $9.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of September 30, 2021 and December 31, 2020. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$473	$49	$840	$1,362	$463,446	$464,808	$-
Farmland	231	9	-	240	85,658	85,898	-
1-4 family residential	1,638	481	1,835	3,954	460,508	464,462	345
Multi-family residential	-	-	-	-	107,551	107,551	-
Nonfarm nonresidential	762	684	1,889	3,335	1,108,436	1,111,771	336
Commercial	648	226	4,408	5,282	717,795	723,077	127
Consumer and other	204	45	350	599	108,070	108,669	222
Total	$3,956	$1,494	$9,322	$14,772	$3,051,464	$3,066,236	$1,030

	December 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$874	$75	$972	$1,921	$401,144	$403,065	$72
Farmland	-	11	289	300	55,583	55,883	-
1-4 family residential	3,162	1,160	1,927	6,249	462,401	468,650	603
Multi-family residential	-	-	-	-	95,707	95,707	-
Nonfarm nonresidential	2,651	1,049	2,514	6,214	965,389	971,603	315
Commercial	2,618	549	1,925	5,092	881,233	886,325	511
Consumer and other	389	33	283	705	109,417	110,122	22
Total	$9,694	$2,877	$7,910	$20,481	$2,970,874	$2,991,355	$1,523

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2021 and December 31, 2020. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $240,000 and $335,000 for the nine months ending September 30, 2021 and the year ending December 31, 2020, respectively.

	September 30, 2021
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$25	$27	$25	$23
Farmland	-	-	-	16
1-4 family residential	310	359	116	331
Multi-family residential	-	-	-	-
Nonfarm nonresidential	807	826	88	568
Other Loans:
Commercial	808	927	601	1,388
Consumer and other	12	22	3	76
Total	$1,962	$2,161	$833	$2,402

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,199	$1,265	$-	$990
Farmland	85	92	-	176
1-4 family residential	2,934	3,720	-	2,692
Multi-family residential	287	287	-	32
Nonfarm nonresidential	2,247	2,736	-	3,125
Other Loans:
Commercial	4,966	5,361	-	3,554
Consumer and other	205	336	-	179
Total	$11,923	$13,797	$-	$10,748

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,224	$1,292	$25	$1,013
Farmland	85	92	-	192
1-4 family residential	3,244	4,079	116	3,023
Multi-family residential	287	287	-	32
Nonfarm nonresidential	3,054	3,562	88	3,693
Other Loans:
Commercial	5,774	6,288	601	4,942
Consumer and other	217	358	3	255
Total	$13,885	$15,958	$833	$13,150

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$27	$27	$27	$2
Farmland	109	112	93	27
1-4 family residential	337	361	62	361
Multi-family residential	-	-	-	-
Nonfarm nonresidential	457	457	119	652
Other Loans:
Commercial	2,530	2,636	609	1,655
Consumer and other	133	145	104	158
Total	$3,593	$3,738	$1,014	$2,855

With no allowance recorded:
Real Estate Loans:
Construction and land	$897	$939	$-	$520
Farmland	190	197	-	208
1-4 family residential	2,620	3,388	-	3,091
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,068	3,534	-	3,325
Other Loans:
Commercial	2,987	3,017	-	3,569
Consumer and other	202	239	-	324
Total	$9,964	$11,314	$-	$11,037

Total Impaired Loans:
Real Estate Loans:
Construction and land	$924	$966	$27	$522
Farmland	299	309	93	235
1-4 family residential	2,957	3,749	62	3,452
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,525	3,991	119	3,977
Other Loans:
Commercial	5,517	5,653	609	5,224
Consumer and other	335	384	104	482
Total	$13,557	$15,052	$1,014	$13,892

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

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the nine months ended September 30, 2021:

Balance at December 31, 2020	$15,853
Transfers from non-accretable difference to accretable yield	4,780
Accretion	(910)
Changes in expected cash flows not affecting non-accretable differences	(2,186)
Balance at September 30, 2021	$17,537

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2021 and December 31, 2020, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had one troubled debt restructurings that had subsequently defaulted in the amount of $150,000 during the nine months ended September 30, 2021 and one troubled debt restructuring that had subsequently defaulted in the amount of $34,000 during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company modified two loans with an outstanding balance of $172,000 immediately prior to and immediately following the modification, which was considered a troubled debt restructuring. During the year ended December 31, 2020, the Company modified seven loans with outstanding balances of $4.0 million immediately prior to and immediately following the modifications.

Through September 30, 2021, we had agreed to deferrals on approximately 1,800 loans with an aggregate outstanding balance of $656.2 million, of which the majority of modifications occurred in 2020.  As of September 30, 2021, the Company had no loans with outstanding principal balances still in their deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and our regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at September 30, 2021.

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

Accrued interest receivable of $6.5 million and $8.4 million was outstanding as of September 30, 2021 and December 31, 2020, respectively, for all loan deferrals related to the COVID-19 pandemic and Hurricanes Laura and Ida.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.1 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company had a weighted average lease term of 7.1 years and a weighted average discount rate of 2.82%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2021 through September 30, 2022	$624
October 1, 2022 through September 30, 2023	2,224
October 1, 2023 through September 30, 2024	2,089
October 1, 2024 through September 30, 2025	1,892
October 1, 2025 through September 30, 2026	1,768
October 1, 2026 and Thereafter	5,349
Total Future Minimum Lease Payments	13,946
Less Imputed Interest	(1,310)
Present Value of Lease Liabilities	$12,636

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $854.1 million and standby and commercial letters of credit of approximately $35.3 million at September 30, 2021.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2021
Available for Sale:
U.S. Treasury Securities	$22,627	$-	$22,627	$-
U.S. Government Agency Securities	27,849	-	27,849	-
Corporate Securities	42,847	-	25,690	17,157
Mortgage-Backed Securitiesz	581,137	-	557,849	23,288
Municipal Securities	358,550	-	331,979	26,571
Other Securities	1,481	-	1,481	-
Mortgage Loans Held for Sale	1,498	-	1,498	-
Servicing Rights	2,018	-	2,018	-
Total	$1,038,007	$-	$970,991	$67,016

December 31, 2020
Available for Sale:
U.S. Government Agency Securities	$2,572	$-	$2,572	$-
Corporate Securities	39,113	-	21,959	17,154
Mortgage-Backed Securities	295,019	-	295,019	-
Municipal Securities	302,253	-	274,067	28,186
Other Securities	1,648	-	1,648	-
Mortgage Loans Held for Sale	969	-	969	-
Servicing Rights	1,439	-	1,439	-
Total	$643,013	$-	$597,673	$45,340

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2021
Assets:
Impaired Loans	$18,099	$-	$-	$18,099
Repossessed Assets	2,827	-	-	2,827
Total	$20,926	$-	$-	$20,926

December 31, 2020
Assets:
Impaired Loans	$11,755	$-	$-	$11,755
Repossessed Assets	9,453	-	-	9,453
Total	$21,208	$-	$-	$21,208

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	September 30, 2021				December 31, 2020
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(18%)	10%	to	100%	(19%)

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2021
Financial Assets:
Cash and Short-Term Investments	$86,007	$86,007	$86,007	$-	$-
Securities	1,034,491	1,034,491	-	967,475	67,016
Mortgage Loans Held for Sale	1,498	1,498	-	1,498	-
Loans - Net	3,038,090	3,016,096	-	-	3,016,096
Servicing Rights	1,635	2,018	-	2,018	-
Cash Value of BOLI	59,085	59,085	-	59,085	-
Other Equity Securities	15,259	15,259	-	-	15,259
Total	$4,236,065	$4,214,454	$86,007	$1,030,076	$3,098,371

Financial Liabilities:
Deposits	$3,768,121	$3,770,437	$-	$-	$3,770,437
Borrowings	177,731	187,019	-	187,019	-
Total	$3,945,852	$3,957,456	$-	$187,019	$3,770,437

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Financial Assets:
Cash and Short-Term Investments	$323,283	$323,283	$323,283	$-	$-
Securities	640,605	640,605	-	595,265	45,340
Mortgage Loans Held for Sale	969	969	-	969	-
Loans - Net	2,969,331	2,969,619	-	-	2,969,619
Servicing Rights	1,439	1,439	-	1,439	-
Cash Value of BOLI	45,030	45,030	-	45,030	-
Other Equity Securities	12,693	12,693	-	-	12,693
Total	$3,993,350	$3,993,638	$323,283	$642,703	$3,027,652

Financial Liabilities:
Deposits	$3,616,679	$3,623,253	$-	$-	$3,623,253
Borrowings	105,990	127,171	-	127,171	-
Total	$3,722,669	$3,750,424	$-	$127,171	$3,623,253

Note 11 – Subsequent Events

On October 1, 2021, the Company sold the Oak Grove banking center, located in Oak Grove, Louisiana, to Caldwell Bank & Trust Company headquartered in Columbia, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated June 29, 2021. The sale included $3.7 million in loans, $18.7 million in deposits and an estimated pre-tax gain on sale of $495,000. As of September 30, 2021, the loans and deposits associated with the Oak Grove banking center were included in consolidated loans and deposits on the balance sheet.

On October 20, 2021, the Company entered into a definitive agreement to acquire Texas Citizens Bancshares, Inc. (“TCBI”), the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. As of September 30, 2021, TCBI had consolidated total assets of $516.9 million, loans of $365.7 million and deposits of $452.0 million.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Recently Issued Accounting Pronouncements –

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

●

risks relating to the proposed acquisition of Texas Citizens Bancshares, Inc. (“TCBI”) including, without limitation: the timing of consummation of the proposed merger; the risk that any condition to closing of the proposed merger may not be satisfied or waived; the risk that the merger may not be completed at all; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures on solicitations of customers by competitors; as well as difficulties and risks inherent with entering new markets;

●

risks related to the integration of any other acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2020 to September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana and the Dallas/Fort Worth metroplex. We currently operate out of 42 banking centers in markets across Louisiana and Texas. As of September 30, 2021, we had total assets of $4.4 billion, total loans of $3.1 billion, total deposits of $3.8 billion, and total shareholders’ equity of $430.2 million.

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

Sale of Oak Grove Banking Center

On October 1, 2021, we sold the Oak Grove banking center, located in Oak Grove, Louisiana, to Caldwell Bank & Trust Company headquartered in Columbia, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated June 29, 2021. The sale included $3.7 million in loans, $18.7 million in deposits and an estimated pre-tax gain on sale of $495,000. As of September 30, 2021, the loans and deposits associated with the Oak Grove banking center were included in consolidated loans and deposits on the balance sheet.

Acquisition of Texas Citizens Bancshares, Inc. (“TCBI”)

On October 20, 2021, we entered into a definitive agreement to acquire TCBI, the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. As of September 30, 2021, TCBI had consolidated total assets of $516.9 million, loans of $365.7 million and deposits of $452.0 million.

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

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the nine months ended September 30, 2021;

●	We continue to monitor those sectors particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. Through September 30, 2021, we had agreed to deferrals on approximately 1,800 loans with an aggregate outstanding balance of $656.2 million, of which the majority of modifications occurred in 2020. As of September 30, 2021, we had no loans with outstanding principal balances that remain in their respective deferral periods.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of September 30, 2021, we held 53 PPP loans (including both round 1 and round 2 PPP loans) with an aggregate balance of $9.7 million and an average loan balance of approximately $183,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2021 include:

•	Total assets of $4.4 billion, a $244.9 million, or 5.9%, increase from December 31, 2020.

•	Total loans held for investment of $3.1 billion, a $74.9 million, or 2.5%, increase from December 31, 2020.

•	Total deposits of $3.8 billion, a $151.4 million, or 4.2%, increase from December 31, 2020.

•	Net income of $10.3 million for the three months ended September 30, 2021, a $702,000, or 7.3%, increase from the three months ended September 30, 2020.

•	Net interest income of $37.3 million for the three months ended September 30, 2021, an increase of $362,000, or 1.0%, from the three months ended September 30, 2020.

•

Allowance for loan and lease losses of 0.92% of total loans held for investment, compared to 0.74% as of December 31, 2020, and a ratio of nonperforming loans to total loans held for investment of 0.45%, compared to 0.35% as of December 31, 2020.

•	Earnings per share for the first nine months of 2021 of $1.95 per basic share and $1.94 per diluted share, compared to $0.93 per basic and diluted share for the first nine months of 2020.

•	Return on average assets of 1.23% over the first nine months of 2021, compared to 0.67% for the first nine months of 2020.

•	Return on average equity of 12.60% over the first nine months of 2021, compared to 6.30% for the first nine months of 2020.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.34%, 9.39%, 9.53% and 12.47%, respectively. During the year ended December 31, 2020, we elected the Community Bank Leverage Ratio (“CBLR”) and had a ratio of 8.79% at December 31, 2020. We have since elected to return to risk-based regulatory capital reporting for 2021.

•	Book value per share of $21.11, an increase of 6.2% from $19.88 at December 31, 2020.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Performance Summary

Our performance for the nine months ended September 30, 2021 was significantly impacted by the recognition of a gain of $9.2 million from the PPP portfolio sale that closed during the second quarter 2021.

For the three months ended September 30, 2021, net income was $10.3 million, or $0.51 per basic share and $0.50 per diluted share, compared to net income of $9.6 million, or $0.47 per basic share and $0.46 per diluted share, for the three months ended September 30, 2020. Return on average assets, on an annualized basis, decreased to 0.95% for the three months ended September 30, 2021, from 0.98% for the three months ended September 30, 2020. Return on average equity, on an annualized basis, decreased to 9.47% for the three months ended September 30, 2021, as compared to 9.85% for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, net income was $40.1 million, or $1.95 per basic share and $1.94 per diluted share, compared to net income of $16.2 million, or $0.93 per basic and diluted share, for the nine months ended September 30, 2020. Return on average assets, on an annualized basis, increased to 1.23% for the nine months ended September 30, 2021, from 0.67% for the nine months ended September 30, 2020. Return on average equity, on an annualized basis, increased to 12.60% for the nine months ended September 30, 2021, as compared to 6.30% for the nine months ended September 30, 2020.

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

For the three months ended September 30, 2021, net interest income totaled $37.3 million, and net interest margin and net interest spread were 3.71% and 3.51%, respectively, compared to $36.9 million, 4.06%, and 3.81%, respectively, for the three months ended September 30, 2020. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.11% for the three months ended September 30, 2021, compared to 5.65% for the three months ended September 30, 2020, and the average yield on total interest-earning assets was 4.14% for the three months ended September 30, 2021, compared to 4.67% for the three months ended September 30, 2020. For the three months ended September 30, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 19 basis points compared to the three months ended September 30, 2020, primarily due to the maturing of higher yielding deposits, increased lower yielding deposits and the deposit and borrowing accretion recognized from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

For the nine months ended September 30, 2021, net interest income totaled $115.5 million, and net interest margin and net interest spread were 3.93% and 3.75%, respectively, compared to $88.1 million, 3.97%, and 3.66%, respectively, for the nine months ended September 30, 2020. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.25% for the nine months ended September 30, 2021, compared to 5.61% for the nine months ended September 30, 2020, and the average yield on total interest-earning assets was 4.36% for the nine months ended September 30, 2021, compared to 4.75% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 38 basis points compared to the nine months ended September 30, 2020, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with the maturing of higher yielding deposits, increased lower yielding deposits and the deposit and borrowing accretion recognized from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2021 and 2020, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the tables below, and throughout this report, are month-end averages.

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,948,491	$37,666	5.11%	$2,638,417	$37,250	5.65%
SBA PPP loans	10,150	234	9.24	399,366	2,668	2.67
Securities available for sale	946,950	3,598	1.52	564,630	2,474	1.75
Interest-bearing deposits in other banks	110,472	36	0.13	33,970	69	0.81
Total interest-earning assets	4,016,063	41,534	4.14	3,636,383	42,461	4.67
Allowance for loan losses	(27,409)			(19,329)
Noninterest-earning assets	365,231			316,577
Total assets	$4,353,885	$41,534		$3,933,631	$42,461
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,566,766	$3,060	0.48%	$2,262,774	$4,345	0.77%
Subordinated debt	81,427	1,026	5.04	25,000	422	6.75
Subordinated debt – trust preferred securities	5,000	42	3.36	5,000	45	3.60
Advances from Federal Home Loan Bank (“FHLB”)	36,015	106	1.18	122,592	515	1.68
Paycheck protection program liquidity facility (“PPPLF”)	—	—	—	107,076	95	0.35
Other borrowings	26,350	6	0.09	35,437	107	1.21
Total interest-bearing liabilities	2,715,558	4,240	0.62	2,557,879	5,529	0.86
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,172,752			957,090
Other liabilities	30,175			28,453
Total noninterest-bearing liabilities	1,202,927			985,543
Shareholders’ equity	435,400			390,209
Total liabilities and shareholders’ equity	$4,353,885			$3,933,631
Net interest rate spread(1)			3.51%			3.81%
Net interest income		$37,294			$36,932
Net interest margin(2)			3.71%			4.06%
Overall cost of funds			0.44%			0.63%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,802,246	$110,320	5.25%	$2,227,681	$93,699	5.61%
SBA PPP loans	209,041	8,134	5.19	240,164	4,998	2.77
Securities available for sale	813,231	9,616	1.58	444,237	6,380	1.91
Interest-bearing deposits in other banks	91,466	77	0.11	43,965	291	0.88
Total interest-earning assets	3,915,984	128,147	4.36	2,956,047	105,368	4.75
Allowance for loan losses	(25,383)			(15,046)
Noninterest-earning assets	452,806			283,939
Total assets	$4,343,407	$128,147		$3,224,940	$105,368
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,588,756	$9,538	0.49%	$1,866,556	$13,826	0.99%
Subordinated debt	63,768	2,499	5.23	25,000	1,266	6.75
Subordinated debt – trust preferred securities	5,000	127	3.39	2,778	79	3.79
Advances from Federal Home Loan Bank (“FHLB”)	35,309	325	1.23	116,785	1,538	1.76
Paycheck protection program liquidity facility (“PPPLF”)	—	—	—	61,326	167	0.36
Other borrowings	27,651	118	0.57	45,179	430	1.27
Total interest-bearing liabilities	2,720,484	12,607	0.62	2,117,624	17,306	1.09
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,170,534			738,578
Other liabilities	28,412			26,834
Total noninterest-bearing liabilities	1,198,946			765,412
Shareholders’ equity	423,977			341,904
Total liabilities and shareholders’ equity	$4,343,407			$3,224,940
Net interest rate spread(1)			3.75%			3.66%
Net interest income		$115,540			$88,062
Net interest margin(2)			3.93%			3.97%
Overall cost of funds			0.43%			0.81%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$3,961	$(3,545)	$416
SBA PPP loans	(8,988)	6,554	(2,434)
Securities available for sale	1,453	(329)	1,124
Interest-earning deposits in other banks	25	(58)	(33)
Total increase (decrease) in interest income	$(3,549)	$2,622	$(927)
Interest-bearing liabilities:
Interest-bearing deposits	$362	$(1,647)	$(1,285)
Subordinated debt	711	(107)	604
Subordinated debt – trust preferred securities	—	(3)	(3)
Advances from FHLB	(255)	(154)	(409)
PPPLF	—	(95)	(95)
Other borrowings	(2)	(99)	(101)
Total increase (decrease) in interest expense	816	(2,105)	(1,289)
Increase (decrease) in net interest income	$(4,365)	$4,727	$362

	For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$22,620	$(5,999)	$16,621
SBA PPP loans	(1,211)	4,347	3,136
Securities available for sale	4,363	(1,127)	3,236
Interest-earning deposits in other banks	40	(254)	(214)
Total increase (decrease) in interest income	$25,812	$(3,033)	$22,779
Interest-bearing liabilities:
Interest-bearing deposits	$2,661	$(6,949)	$(4,288)
Subordinated debt	1,519	(286)	1,233
Subordinated debt – trust preferred securities	56	(8)	48
Advances from FHLB	(750)	(463)	(1,213)
PPPLF	—	(167)	(167)
Other borrowings	(75)	(237)	(312)
Total increase (decrease) in interest expense	3,411	(8,110)	(4,699)
Increase in net interest income	$22,401	$5,077	$27,478

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.1 million for the three months ended September 30, 2021 and $2.5 million for the same period in 2020. For the nine months ended September 30, 2021 and 2020, the provision for loan losses was $6.7 million and $9.3 million, respectively. The lower provision for the three and nine months ended September 30, 2021 compared to the same period in 2020 relates primarily to the improvement of the qualitative factors attributed to the general economy and energy sector, offset by reserves for new loan growth. For the three and nine months ended September 30, 2020, the provision was impacted by the estimated impact of the COVID-19 pandemic on the general economy.

Noninterest Income

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commission and pass-through income from small business investment company (“SBIC”) partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,763	$1,592	$171
Debit card and ATM fee income	1,532	1,399	133
Bank-owned life insurance income	356	237	119
Gain on sales of loans	93	—	93
Gain (loss) on sales of investment securities	(11)	95	(106)
Fees and brokerage commission	1,335	281	1,054
Mortgage origination income	227	123	104
Correspondent bank income	10	45	(35)
Participation fee income	250	136	114
Loss on sales of other real estate owned	(558)	(104)	(454)
Gain (loss) on sales of other assets	14	(627)	641
Pass-through income from SBIC partnerships	405	364	41
Other	932	676	256
Total noninterest income	$6,348	$4,217	$2,131

	For the Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$5,013	$3,686	$1,327
Debit card and ATM fee income	4,645	2,765	1,880
Bank-owned life insurance income	1,029	689	340
Gain on sales of loans	10,114	184	9,930
Gain (loss) on sales of investment securities	(66)	120	(186)
Fees and brokerage commission	3,294	537	2,757
Mortgage origination income	697	364	333
Correspondent bank income	276	186	90
Participation fee income	737	182	555
Gain (loss) on sales of other real estate owned	(1,087)	28	(1,115)
Gain (loss) on sales of other assets	122	(627)	749
Pass-through income from SBIC partnerships	2,060	2,368	(308)
Other	1,973	1,535	438
Total noninterest income	$28,807	$12,017	$16,790

Total noninterest income increased $2.1 million, or 50.5%, from the three months ended September 30, 2020.  The increase was primarily due to the increase in fees and brokerage commission income of $1.1 million, or 375.1%, due to the acquisition of SSW, and the loss on the sale of other assets in the three months ended September 30, 2020 of $627,000, offset by an increase in losses on the sales of other real estate owned of $558,000.

Total noninterest income increased $16.8 million, or 139.7%, from the nine months ended September 30, 2020.  The increase was primarily due to the increases in services charges of $1.3 million, or 36.0%, and debit card and ATM fee income of $1.9 million, or 68.0%, due to increased activity from the Pedestal acquisition and organic growth, gain on sale of loans of $9.9 million, due primarily to the sale of the majority of our SBA PPP loans, and the increase in fees and brokerage commission income of $2.8 million, due to the acquisition of Pedestal’s brokerage customers and SSW, offset by an increase in losses on the sales of other real estate owned of $1.1 million.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$16,791	$15,430	$1,361
Non-staff expenses:
Occupancy of bank premises	1,629	1,394	235
Depreciation and amortization	1,720	1,322	398
Data processing	1,994	1,832	162
FDIC assessment fees	581	594	(13)
Legal and other professional fees	553	555	(2)
Advertising and promotions	612	320	292
Utilities and communications	678	789	(111)
Ad valorem shares tax	675	673	2
Directors’ fees	201	117	84
Other real estate owned expenses and write-downs	103	171	(68)
Merger and conversion related expenses	145	556	(411)
Other	3,885	3,198	687
Total noninterest expense	$29,567	$26,951	$2,616

	For the Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$48,470	$42,486	$5,984
Non-staff expenses:
Occupancy of bank premises	5,716	3,824	1,892
Depreciation and amortization	4,999	2,996	2,003
Data processing	6,105	3,539	2,566
FDIC assessment fees	1,526	1,013	513
Legal and other professional fees	2,199	1,492	707
Advertising and promotions	1,713	960	753
Utilities and communications	1,889	1,751	138
Ad valorem shares tax	2,050	1,498	552
Directors’ fees	583	291	292
Other real estate owned expenses and write-downs	660	475	185
Merger and conversion related expenses	249	3,430	(3,181)
Other	11,487	7,636	3,851
Total noninterest expense	$87,646	$71,391	$16,255

Total noninterest expense increased $2.6 million, or 9.7%, from the three months ended September 30, 2020, primarily attributed to $1.4 million increase in salaries and employee benefits due to additional staffing. The increase in noninterest expense was partially offset by lower merger and conversion related expenses in the current period, as compared to the three months ended September 30, 2020. Merger related expenses in the prior year period primarily related to the donation of vehicles, the removal of signage on buildings and legal fees for the Pedestal acquisition.

Total noninterest expense increased $16.3 million, or 22.8%, from the nine months ended September 30, 2020, due primarily to the acquisition of Pedestal on May 1, 2020 and the associated increases in branches and employees. The increase in noninterest expense was partially offset with lower merger and conversion related expenses, compared to the nine months ended September 30, 2020, due to the acquisition of Pedestal during the prior year period.

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

For the three months ended September 30, 2021, income tax expense totaled $2.6 million, an increase of $519,000, or 24.7%, compared to $2.1 million for the same period in 2020. For the nine months ended September 30, 2021, income tax expense totaled $9.9 million, an increase of $6.7 million, or 206.4%, compared to $3.2 million for the same period in 2020. Our effective tax rates for the three months ended September 30, 2021 and 2020 were 20.2% and 17.9%, respectively. For the nine months ended September 30, 2021 and 2020, our effective tax rates were 19.8% and 16.7%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2021 is primarily due to founder’s stock option exercises that occurred in 2020. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $244.9 million, or 5.9%, from December 31, 2020 to September 30, 2021, due primarily from the increases in our investment and loan portfolios, offset with decreases in cash and cash equivalents.

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

As of September 30, 2021, total loans held for investment were $3.1 billion, an increase of $74.9 million, or 2.5%, compared to $3.0 billion as of December 31, 2020. The increase was primarily due to the growth in our Dallas/Fort Worth metroplex, New Orleans and Baton Rouge markets, offset by the sale of the majority of our SBA PPP loans totaling $243.6 million. Additionally, $1.5 million and $969,000 in mortgage loans were classified as loans held for sale as of September 30, 2021 and December 31, 2020, respectively.

Total loans held for investment as a percentage of total deposits were 81.4% and 82.7% as of September 30, 2021 and December 31, 2020, respectively. Total loans held for investment as a percentage of total assets were 69.6% and 71.9% as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$723,077	23.6%	$886,325	29.6%
Real estate:
Construction and land	464,808	15.2	403,065	13.5
Farmland	85,898	2.8	55,883	1.8
1-4 family residential	464,462	15.1	468,650	15.7
Multi-family residential	107,551	3.5	95,707	3.2
Nonfarm nonresidential	1,111,771	36.3	971,603	32.5
Consumer and other	108,669	3.5	110,122	3.7
Total loans held for investment	$3,066,236	100.0%	$2,991,355	100.0%

SBA PPP loans accounted for $9.7 million of the commercial portfolio as of September 30, 2021 and $313.9 million and $1.6 million of the commercial and consumer portfolios, respectively, as of December 31, 2020.

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

Commercial loans decreased $163.2 million, or 18.4%, to $723.1 million as of September 30, 2021 from $886.3 million as of December 31, 2020, primarily due to the sale of the majority of our SBA PPP loans, offset by new originations in the Dallas/Fort Worth metroplex.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex, and are generally diverse in terms of type.

Construction and land loans increased $61.7 million, or 15.3%, to $464.8 million as of September 30, 2021 from $403.1 million as of December 31, 2020.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans decreased $4.2 million, or 0.9%, to $464.5 million as of September 30, 2021 from $468.7 million as of December 31, 2020.

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

Nonfarm nonresidential loans increased $140.2 million, or 14.4%, to $1.1 billion as of September 30, 2021 from $971.6 million as of December 31, 2020, primarily due to our Dallas/Fort Worth metroplex, New Orleans and Baton Rouge markets.

Other loan categories. Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, and consumer and other loans. None of these categories of loans represent a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2021
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands) (Unaudited)
Commercial	$251,066	$322,357	$149,654	$723,077
Real estate:
Construction and land	192,430	218,655	53,723	464,808
Farmland	19,834	39,462	26,602	85,898
1-4 family residential	72,040	253,239	139,183	464,462
Multi-family residential	4,118	32,888	70,545	107,551
Nonfarm nonresidential	150,509	511,381	449,881	1,111,771
Consumer and other	43,955	52,245	12,469	108,669
Total loans held for investment	$733,952	$1,430,227	$902,057	$3,066,236
Amounts with fixed rates	$328,026	$1,020,690	$601,028	$1,949,744
Amounts with floating rates	405,926	409,537	301,029	1,116,492

	As of December 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$218,443	$586,675	$81,207	$886,325
Real estate:
Construction and land	180,735	176,863	45,467	403,065
Farmland	10,802	31,489	13,592	55,883
1-4 family residential	78,087	246,550	144,013	468,650
Multi-family residential	21,292	25,863	48,552	95,707
Nonfarm nonresidential	123,708	521,687	326,208	971,603
Consumer and other	44,819	56,057	9,246	110,122
Total loans held for investment	$677,886	$1,645,184	$668,285	$2,991,355
Amounts with fixed rates	$344,021	$1,297,988	$353,314	$1,995,323
Amounts with floating rates	333,865	347,196	314,971	996,032

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $16.5 million and $20.0 million in nonperforming assets as of September 30, 2021 and December 31, 2020, respectively. We had $13.7 million in nonperforming loans as of September 30, 2021 compared to $10.6 million as of December 31, 2020. The decrease in nonperforming assets from December 31, 2020 to September 30, 2021 is primarily due to the sale of other real estate owned.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of September 30, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$12,622	$9,063
Accruing loans 90 or more days past due	1,030	1,523
Total nonperforming loans	13,652	10,586
Other nonperforming assets	675	402
Other real estate owned:
Commercial real estate, construction, land and land development	2,018	8,567
Residential real estate	134	484
Total other real estate owned	2,152	9,051
Total nonperforming assets	$16,479	$20,039
Restructured loans-nonaccrual	$3,479	$4,206
Restructured loans-accruing	344	4,315
Ratio of nonperforming loans to total loans held for investment	0.45%	0.35%
Ratio of nonperforming assets to total assets	0.37	0.48

	As of September 30, 2021 (Unaudited)	As of December 31, 2020
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,207	$924
Farmland	87	367
1-4 family residential	3,218	2,603
Multi-family residential	—	—
Nonfarm nonresidential	2,698	3,119
Commercial	5,199	1,753
Consumer and other	213	297
Total	$12,622	$9,063

Through September 30, 2021, we had agreed to deferrals on approximately 1,800 loans with outstanding balances totaling $656.2 million by granting temporary payment deferrals of principal and/or interest.  The payment deferrals were granted due to the effects of the COVID-19 pandemic.  In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and / or past due status through the deferral period. As of September 30, 2021, none of these loans are currently in their deferral period.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$461,427	$291	$1,883	$1,207	$464,808
Farmland	83,686	2,125	—	87	85,898
1-4 family residential	451,318	4,248	3,433	5,463	464,462
Multi-family residential	107,239	288	24	—	107,551
Nonfarm nonresidential	1,082,929	13,535	9,793	5,514	1,111,771
Commercial	704,053	7,521	4,193	7,310	723,077
Consumer and other	107,532	349	432	356	108,669
Total	$2,998,184	$28,357	$19,758	$19,937	$3,066,236

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	—	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	—	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer and other	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

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

As of September 30, 2021, the allowance for loan losses totaled $28.1 million, or 0.92%, of total loans held for investment. As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment. The increase was partially attributable to the reduction of SBA PPP loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2021 (Unaudited)	As of and For the Year Ended December 31, 2020
	(Dollars in thousands)
Average loans outstanding(1)	$3,011,287	$2,613,422
Gross loans held for investment outstanding at end of period	$3,066,236	$2,991,355
Allowance for loan losses at beginning of period	$22,024	$12,124
Provision for loan losses	6,747	11,435
Charge-offs:
Real estate:
Construction, land and farmland	1	28
Residential	164	387
Nonfarm nonresidential	141	232
Commercial	680	849
Consumer and other	265	467
Total charge-offs	1,251	1,963
Recoveries:
Real estate:
Construction, land and farmland	2	10
Residential	31	53
Nonfarm nonresidential	99	12
Commercial	395	203
Consumer and other	99	150
Total recoveries	626	428
Net charge-offs	625	1,535
Allowance for loan losses at end of period	$28,146	$22,024
Ratio of allowance to end of period loans held for investment	0.92%	0.74%
Ratio of net charge-offs to average loans	0.02	0.06

(1)	Excluding loans held for sale.

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

	As of September 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$3,818	13.6%	$3,584	16.3%
Farmland	731	2.6	600	2.7
1-4 family residential	3,723	13.2	3,453	15.7
Multi-family residential	872	3.1	818	3.7
Nonfarm nonresidential	9,247	32.8	7,369	33.5
Total real estate	18,391	65.3	15,824	71.9
Commercial	8,717	31.0	5,018	22.8
Consumer and other	1,038	3.7	1,182	5.3
Total allowance for loan losses	$28,146	100.0%	$22,024	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2021, the carrying amount of investment securities totaled $1.0 billion, an increase of $393.9 million, or 61.5%, compared to $640.6 million as of December 31, 2020. The increase was primarily due to the deployment of excess cash related to the SBA PPP forgiveness and portfolio sale. Securities represented 23.5% and 15.4% of total assets as of September 30, 2021 and December 31, 2020, respectively.

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

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$22,762	$—	$135	$22,627
U.S. government agencies	27,899	3	53	27,849
Corporate bonds	41,813	1,079	45	42,847
Mortgage-backed securities	578,902	5,072	2,837	581,137
Municipal securities	354,869	4,878	1,197	358,550
Other securities	1,156	325	—	1,481
Total	$1,027,401	$11,357	$4,267	$1,034,491

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,567	$5	$—	$2,572
Corporate bonds	38,738	380	5	39,113
Mortgage-backed securities	288,373	6,893	247	295,019
Municipal securities	296,262	6,097	106	302,253
Other securities	1,440	208	—	1,648
Total	$627,380	$13,583	$358	$640,605

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2021, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$—	—%	$12,295	0.74%	$10,332	0.80%	$—	—%	$22,627	0.77%
U.S. government agencies	2,529	0.23%	25,320	0.76%	—	—%	—	—%	27,849	0.71%
Corporate bonds	—	—%	—	—%	41,739	4.45%	1,108	7.30%	42,847	4.52%
Mortgage-backed securities	5,382	1.08%	39,783	1.16%	234,245	1.34%	301,727	1.27%	581,137	1.29%
Municipal securities	15,450	2.19%	98,749	1.44%	151,773	1.75%	92,578	1.90%	358,550	1.72%
Other securities	—	—%	—	—%	—	—%	1,481	0.51%	1,481	0.51%
Total	$23,361	1.72%	$176,147	1.23%	$438,089	1.77%	$396,894	1.43%	$1,034,491	1.54%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,572	0.23%	$—	—%	$—	—%	$2,572	0.23%
Corporate bonds	—	—%	—	—%	38,089	4.41%	1,024	7.35%	39,113	4.49%
Mortgage-backed securities	1,647	1.22%	46,881	1.17%	144,427	1.64%	102,064	1.34%	295,019	1.46%
Municipal securities	17,167	2.39%	75,597	1.70%	118,381	1.78%	91,108	1.95%	302,253	1.84%
Other securities	—	—%	—	—%	—	—%	1,648	0.59%	1,648	0.59%
Total	$18,814	2.29%	$125,050	1.47%	$300,897	2.04%	$195,844	1.65%	$640,605	1.82%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 6.18 years with an estimated effective duration of 54.58 months as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of September 30, 2021 and December 31, 2020, the Company held other equity securities of $15.3 million and $12.7 million, respectively, comprised mainly of FHLB stock and small business investment companies (“SBICs”).

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2021 were $3.8 billion, an increase of $151.4 million, or 4.2%, compared to $3.6 billion as of December 31, 2020.

Noninterest-bearing deposits were $1.2 billion as of September 30, 2021 and December 31, 2020, increasing $37.7 million, or 3.2%.

Average deposits for the nine months ended September 30, 2021 were $3.8 billion, an increase of $968.7 million, or 34.7%, over the full year average for the year ended December 31, 2020 of $2.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.89% for the year ended December 31, 2020 to 0.49% for the nine months ended September 30, 2021. The decrease in average rates during the nine months ended September 30, 2021 over the average for the year ended December 31, 2020 was primarily due to the federal funds rate cuts that occurred in the three months ended March 31, 2020 and the maturing of higher yielding deposits, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.34% for the nine months ended September 30, 2021 compared to 0.63% for the year ended December 31, 2020.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2021 (Unaudited)		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$173,317	0.52%	$121,612	0.75%
Negotiable order of withdrawal (“NOW”) accounts	512,373	0.13%	383,695	0.31%
Limited access money market accounts and savings	1,146,147	0.30%	682,611	0.43%
Certificates and other time deposits > $250k	206,840	1.21%	215,416	1.90%
Certificates and other time deposits < $250k	550,079	0.95%	574,961	1.47%
Total interest-bearing deposits	2,588,756	0.49%	1,978,295	0.89%
Noninterest-bearing demand accounts	1,170,534	—%	812,332	—%
Total deposits	$3,759,290	0.34%	$2,790,627	0.63%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 31.1% and 29.1%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2021:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$37,781	$89,087
More than 3 months but less than 6 months	43,741	76,690
More than 6 months but less than 12 months	76,613	120,819
12 months or more	39,026	57,420
Total	$197,161	$344,016

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of September 30, 2021:

Fed Funds Purchase Limits
(Dollars in Thousands)
Compass Bank	$38,000
First National Bankers Bank (“FNBB”)	35,000
The Independent Bankers Bank	25,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$134,000

We had outstanding balances of $16.1 million as of September 30, 2021 and no outstanding balance at December 31, 2020, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2021 and the year ended December 31, 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2021 and December 31, 2020, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $134.0 million and $126.0 million, respectively. There was $16.1 million drawn on these funds under these lines of credit as of September 30, 2021 and no funds under these lines of credit outstanding as of December 31, 2020.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $4.3 billion and $3.4 billion for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	27.0%	23.7%
Interest-bearing	59.6	57.8
Subordinated debt (excluding trust preferred securities)	1.5	0.7
Advances from FHLB	0.8	3.3
Borrowings from the PPPLF	—	1.9
Other borrowings	0.7	1.4
Other liabilities	0.6	0.8
Shareholders’ equity	9.8	10.4
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	68.8%	75.8%
Securities available for sale	18.7	14.1
Interest-bearing deposits in other banks	2.1	1.4
Other noninterest-earning assets	10.4	8.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	31.1%	29.1%
Average loans to average deposits	80.1	93.7

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans decreased 0.9% for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the sale of the majority of our SBA PPP portfolio in the second quarter 2021. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 6.18 years and an effective duration of 54.58 months as of September 30, 2021. As of December 31, 2020, our securities portfolio had a weighted average life of 5.93 years and an effective duration of 45.79 months.

As of September 30, 2021, we had outstanding $854.1 million in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had outstanding $621.1 million in commitments to extend credit and $23.9 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information. The increase is largely attributable to a newly formed financial institutions group.

As of September 30, 2021 and December 31, 2020 we had cash and cash equivalents, including federal funds sold, of $86.0 million and $323.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $430.2 million as of September 30, 2021, compared to $410.0 million as of December 31, 2020, an increase of $20.3 million, or 4.9%. This increase was primarily due to net income of $40.1 million, offset with other comprehensive losses of $4.9 million and dividends paid of $7.0 million.

On October 20, 2021, our Board of Directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2021 in the amount of $0.12 per share to the common shareholders of record as of November 15, 2021. The dividend is to be paid on November 30, 2021, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2021 and December 31, 2020, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the year ended December 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio was 8.0% in the second quarter through fourth quarter of calendar year 2020, is 8.5% in calendar year 2021, and will be 9.0% thereafter. During the first quarter of 2021, we elected to revert to the risk weighted ratios detailed below.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2021 (Unaudited)		As of December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$466,774	12.47%	N/A	N/A
Tier 1 capital (to risk weighted assets)	356,557	9.53%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	351,557	9.39%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	356,557	8.34%	$340,715	8.79%

b1BANK
Total capital (to risk weighted assets)	$453,375	12.13%	N/A	N/A
Tier 1 capital (to risk weighted assets)	424,585	11.36%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	424,585	11.36%	N/A	N/A
Tier 1 Leverage capital and/or CBLR (to average assets)	424,585	9.94%	$358,083	9.24%

Long Term Debt

During the nine months ended September 30, 2021, we issued $56.4 million in subordinated debt, and paid off $11.0 million in long term borrowings.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2021 and December 31, 2020 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $48.0 million and $43.1 million (both of which include remaining purchase premium) at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.03% and 2.01%, respectively, and maturing within three years. The subordinated debt totaled $81.4 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The remaining $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We had a revolving line of credit with FNBB with a balance of $5.0 million at December 31, 2020 which was paid off during the first quarter of 2021. We acquired a note payable to FNBB in the Pedestal transaction in the amount of $7.0 million, of which $6.0 million was outstanding at December 31, 2020. This note was paid off during the first quarter of 2021.

	As of September 30, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$537	$3,743	$3,277	$5,079	$12,636
Time deposits	571,246	118,110	23,283	—	712,639
Subordinated debt	—	—	—	81,427	81,427
Advances from FHLB	25,000	23,000	—	—	48,000
Purchase premium on advances from FHLB	2	—	—	—	2
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	27,195	—	—	—	27,195
Federal Funds Purchased	16,087	—	—	—	16,087
Standby and commercial letters of credit	11,715	23,470	131	—	35,316
Commitments to extend credit	397,576	280,306	106,961	69,238	854,081
Total	$1,049,358	$448,629	$133,652	$160,744	$1,792,383

	As of December 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,808	$3,294	$2,845	$4,985	$12,932
Time deposits	589,908	201,599	18,724	—	810,231
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	20,000	—	23,000	—	43,000
Purchase premium on advances from FHLB	145	—	—	—	145
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB note payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	21,825	—	—	—	21,825
Standby and commercial letters of credit	9,069	14,815	20	—	23,904
Commitments to extend credit	423,206	133,121	17,856	46,928	621,111
Total	$1,071,961	$354,829	$64,445	$82,913	$1,574,148

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(3.50%)	(7.33%)	2.50%	3.76%
+200	(1.50%)	(5.84%)	2.80%	2.51%
+100	(0.10%)	(2.54%)	2.60%	2.30%
Base	0.00%	0.00%	0.00%	0.00%
-100	(2.40%)	9.86%	(1.30%)	10.63%

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended September 30, 2021, was $10.9 million, or $0.53 per diluted share, compared to core net income of $11.0 million, or $0.53 per diluted share, for the three months ended September 30, 2020. Notable noncore events impacting earnings for the three months ended September 30, 2021, included the incurrence of $211,000 in occupancy and bank premises expenses attributable to hurricane damage (primarily related to Ida 2021), $145,000 in acquisition-related expenses and $392,000 in losses on the sales of former premises and equipment within other income, compared to the incurrence of $1.2 million in acquisition-related expenses and $635,000 in losses on the sales of former premises and equipment within other income during the three months ended September 30, 2020. For the nine months ended September 30, 2021, core net income was $42.2 million, or $2.05 per diluted share, compared to core net income of $23.3 million, or $1.34 per diluted share, for the nine months ended September 30, 2020. Notable noncore events impacting earnings for the nine months ended September 30, 2021, included the incurrence of $1.5 million in occupancy and bank premises expenses attributable to hurricane damage, $249,000 in acquisition-related expenses and $932,000 in losses on the sales of former premises and equipment within other income, compared to the incurrence of $9.0 million in acquisition-related expenses and $509,000 in losses on the sales of former bank premises and equipment within other income, during the nine months ended September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$41,534	$42,461	$128,147	$105,368
Core interest income	41,534	42,461	128,147	105,368
Interest Expense:
Interest expense	4,240	5,529	12,607	17,306
Core interest expense	4,240	5,529	12,607	17,306
Provision for Loan Losses: (b)
Provision for loan losses	1,147	2,491	6,747	9,301
Core provision expense	1,147	2,491	6,747	9,301
Other Income:
Other income	6,348	4,217	28,807	12,017
(Gains) 1osses on former bank premises and equipment	392	635	932	509
(Gains) 1osses on sale of securities	11	(95)	66	(120)
Core other income	6,751	4,757	29,805	12,406
Other Expense:
Other expense	29,567	26,951	87,646	71,391
Acquisition-related expenses (2)	(145)	(1,206)	(249)	(8,991)
Stock option exercises - excess taxes (founder's grants)	-	-	-	(71)
Occupancy and bank premises - hurricane repair	(211)	-	(1,499)	-
Core other expense	29,211	25,745	85,898	62,329
Pre-Tax Income: (a)
Pre-tax income	12,928	11,707	49,954	19,387
(Gains) 1osses on former bank premises and equipment	392	635	932	509
(Gains) 1osses on sale of securities	11	(95)	66	(120)
Acquisition-related expenses (2)	145	1,206	249	8,991
Stock option exercises - excess taxes (founder's grants)	-	-	-	71
Occupancy and bank premises - hurricane repair	211	-	1,499	-
Core pre-tax income	13,687	13,453	52,700	28,838
Provision for Income Taxes: (1)
Provision for income taxes	2,617	2,098	9,886	3,227
Tax on (gains) losses on former bank premises and equipment	82	133	195	107
Tax on (gains) losses on sale of securities	2	(20)	14	(25)
Tax on acquisition-related expenses (2)	24	241	46	1,607
Tax on stock option exercises (founder's grants)	-	-	-	601
Tax on occupancy and bank premises - hurricane repair	44	-	314	-
Core provision for income taxes	2,769	2,452	10,455	5,517
Net Income:
Net income	10,311	9,609	40,068	16,160
(Gains) losses on former bank premises and equipment , net of tax	310	502	737	402
(Gains) losses on sale of securities, net of tax	9	(75)	52	(95)
Acquisition-related expenses (2), net of tax	121	965	203	7,384
Stock option exercises, net of tax (founder's grants)	-	-	-	(530)
Occupancy and bank premises - hurricane repair, net of tax	167	-	1,185	-
Core net income	$10,918	$11,001	$42,245	$23,321
Diluted Earnings Per Share:
Diluted earnings per share	$0.50	$0.46	$1.94	$0.93
(Gains) losses on former bank premises and equipment , net of tax	0.01	0.02	0.04	0.02
(Gains) losses on sale of securities, net of tax	-	-	-	(0.01)
Acquisition-related expenses (2), net of tax	0.01	0.05	0.01	0.43
Stock option exercises (founder's grants)	-	-	-	(0.03)
Occupancy and bank premises - hurricane repair, net of tax	0.01	-	0.06	-
Core diluted earnings per share	$0.53	$0.53	$2.05	$1.34

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$430,221	$409,963
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(12,835)	(9,734)
Total tangible common equity	$357,324	$346,367
Common shares outstanding(1)	20,383,504	20,621,437
Book value per common share(1)	$21.11	$19.88
Tangible book value per common share(1)	17.53	16.80

(1)

Excludes the dilutive effect, if any, of 121,838 and 73,846 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2021 and December 31, 2020, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$430,221	$409,963
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(12,835)	(9,734)
Total tangible common equity	$357,324	$346,367
Tangible Assets
Total assets	$4,405,217	$4,160,360
Adjustments:
Goodwill	(60,062)	(53,862)
Core deposit and customer intangibles	(12,835)	(9,734)
Total tangible assets	$4,332,320	$4,096,764
Common Equity to Total Assets	9.8%	9.9%
Tangible Common Equity to Tangible Assets	8.3	8.5

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

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2020 stock repurchase program is effective until December 31, 2021. The 2020 stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased 520,845 shares for $11.7 million under the 2020 stock repurchase program between October 22, 2020 and September 30, 2021.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1: July 1 through July 31, 2021	224,266	$22.88	224,266	$21,485,000
Month #2: August 1 through August 31, 2021	135,481	23.66	135,481	18,279,000
Month #3: September 1 through September 30, 2021	—	—	—	18,279,000
Total	359,747	$23.18	359,747	$18,279,000

Item 3.         Defaults upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Number	Description

2.1

Agreement and Plan of Reorganization, dated January 22, 2020, by and between Business First Bancshares, Inc., and Pedestal Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 24, 2020).

2.2

Agreement and Plan of Reorganization, dated October 20, 2021, by and between Business First Bancshares, Inc., and Texas Citizens Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 21, 2021).

3.1

Amended and Restated Articles of Incorporation of Business First Bancshares, Inc., adopted September 28, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 2, 2017).

3.2

Amended and Restated Bylaws of Business First Bancshares, Inc., adopted April 23, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 28, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

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

BUSINESS FIRST BANCSHARES, INC.

November 4, 2021	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 4, 2021	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer