Form 10-K
period 2021-12-31
Business First Bancshares, Inc.
filed 2022-03-01
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $445.3 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of February 21, 2022, there were 20,400,349 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recently completed acquisitions of Pedestal Bancshares, Inc. and its subsidiary, Pedestal Bank (collectively referred to as “Pedestal”) and Smith Shellnut Wilson, LLC (“SSW”). These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

We believe these factors include, but are not limited to, the following:

●

the effects of the ongoing COVID-19 pandemic, including, among other effects: the impact of the public health crisis; the extent and duration of closures of businesses, including our branches, vendors and customers; the operation of financial markets; employment levels; market liquidity; the impact of various actions taken in response by the United States (“U.S.”) federal government, the Board of Governors of the Federal Reserve System, or the Federal Reserve (the “Federal Reserve”), other banking regulators, state and local governments; the adequacy of our allowance for loan losses in relation to potential losses in our loan portfolio; and the impact that all of these factors have on our borrowers, other customers, vendors and counterparties;

●

risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, risks related to entering a new geographic market, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the ability to retain key employees and maintain relationships with significant customers, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

●

changes in the strength of the U.S. economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	economic risks posed by our geographic concentration in Louisiana, the Dallas/Fort Worth metroplex and, beginning March 1, 2022, Houston;

●	the ability to sustain and continue our organic loan and deposit growth, and manage that growth effectively;

●

market declines in industries to which we have exposure, such as the volatility in oil prices and downturns in the energy industry that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the energy industry;

●	volatility and direction of interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	interest rate risk associated with our business;

●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	increased competition in the financial services industry, particularly from regional and national institutions and emerging non-bank competitors;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

●	changes in the value of collateral securing our loans;

●	deteriorating asset quality and higher loan charge-offs, and the time and effort required to resolve problem assets;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●	our ability to maintain important deposit customer relationships and our reputation;

●	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	our ability to prudently manage our growth and execute our strategy;

●	risks associated with our acquisition and de novo branching strategy;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

●	legislative or regulatory developments, including changes in the laws, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

●	government intervention in the U.S. financial system;

●	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

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

Summary of Risks Factors

Risks Relating to our Business

●	Our business and operations may be adversely affected by weak economic conditions.

●	Our geographic concentration imposes risk.

●	We face significant competition to attract and retain customers.

●	Our success is largely dependent upon our ability to successfully execute our business strategy.

●	We rely heavily on our executive management team and other key employees, and our ability to attract and retain profitable bankers is critical to the success of our business strategy.

●	We may not be able to adequately measure and limit our credit risk.

●	Our loan portfolio is largely comprised of commercial loans, which may subject us to increased credit risk.

●	Negative changes in the economy affecting real estate values and liquidity could impair loan collateral.

●	Large loans to certain borrowers could have a significant adverse impact on our asset quality.

●	Our allowance for loan losses may prove to be insufficient to absorb losses on our loan portfolio.

●	Our small-to-midsized business customers have fewer resources to weather adverse developments.

●	Our ability to maintain our reputation is critical to the success of our business.

●	We may not be able to maintain our historical rate of growth, or we may not be able to manage the risks associated with our anticipated growth and expansion.

●	Future acquisitions could expose us to financial, execution and operational risks.

●	Interest rate shifts could have an adverse effect on our business.

●	The markets in which we operate are susceptible to hurricanes and other natural disasters.

●	Disruptions in the secondary mortgage market could reduce our ability to resale residential mortgage loans.

●	New lines of business, products, product enhancements or services may subject us to additional risks.

●	A lack of liquidity could impair our ability to fund operations, and our ability to raise capital or utilize alternative sources of funding may be limited.

●	We have a concentration of deposit accounts with state and local municipalities.

●	The fair value of our investment securities can fluctuate due to factors outside of our control.

●	We need to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.

●	Our financial results depend on management’s selection of accounting methods, assumptions, and estimates.

●	We have a continuing need for technological change.

●	We rely on third parties to provide key components of our business infrastructure.

●	We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

●	Unauthorized access, cyber-crime and other threats to data security.

●	We are subject to environmental liability risk associated with our lending activities.

Risks Related to the Regulation of Our Industry

●	We operate in a highly regulated environment, which imposes compliance costs, subjects us to stringent capital requirements and risks relating to noncompliance.

●	Federal and state banking agencies periodically conduct examinations of our business.

●	New activities and expansion require regulatory approvals.

●	Potential limitations on incentive compensation may adversely affect our ability to attract and retain our highest performing employees.

●	The Federal Reserve may require us to commit capital resources to support the Bank.

●	We are subject to laws regarding the privacy, security and protection of personal information.

Risks Associated with our Common Stock

●	The market price of our common stock may be subject to substantial fluctuations, and the prevailing market price of our common stock could impair our ability to raise capital.

●	The rights of our common shareholders are subordinate to the rights of other interest holders.

●	Our dividend policy may change without notice.

●	A takeover could be difficult due to our corporate governance documents and certain laws.

●	An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

Risks Associated to the COVID-19 pandemic

●	The uncertainty of the length and impact of the COVID-19 pandemic.

The above summary is subject in its entirety to the more complete discussion of risk factor set for forth in “ITEM 1A. Risk Factors”.

ITEM 1. Business.

General

Business First Bancshares, Inc. is a financial holding company headquartered in Baton Rouge, Louisiana, and the parent company of b1BANK, formerly known as Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana, in the Dallas/Fort Worth metroplex and, upon completion of the Texas Citizens Bancorp, Inc. (“TCBI”) merger on March 1, 2022, Houston, from a network of banking centers and loan production offices.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2021, on a consolidated basis, we had total assets of $4.7 billion, total loans of $3.2 billion, total deposits of $4.1 billion and shareholders’ equity of $433.4 million.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “BFST”.

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

●

Opportunistic Market Expansion.  We are well positioned to expand along the I-10/12 and I-20 corridors, East Texas markets to the west, and into the Jackson and Gulfport/Biloxi, Mississippi markets to the east, as well as growing our markets in the Dallas/Fort Worth metroplex and, following completion of the TCBI merger, Houston. We believe these markets have attractive demographics and a significant concentration of small-to-midsized businesses and high net worth individuals that are historically underserved by the banking industry. We intend to focus on growing into these markets as we identify specific opportunities to recruit talented and entrepreneurial teams of local bankers who fit our culture and banking strategy. Prior to the expansion into the Houston market upon completion of the TCBI merger, each of our expansions into new markets to date has been accomplished organically.

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our acquisitions to date being (i) the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015; (ii) the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018; (iii) the acquisition of Richland State Bancorp, Inc., which is in the Northeast Louisiana region, on December 1, 2018; (iv) the acquisition of Pedestal Bancshares, Inc., which operated in southern Louisiana, on May 1, 2020; (v) the acquisition of Smith Shellnut Wilson, LLC, which operates out of the Jackson, Mississippi area, on April 1, 2021; and (vi) the acquisition of Texas Citizens Bancorp, Inc., which operated in Houston, on March 1, 2022, the last three of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

Recent Acquisition Activity

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

Smith Shellnut Wilson, LLC (“SSW”). On March 22, 2021, we, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under management, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was consummated on April 1, 2021. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities.

Texas Citizens Bancorp, Inc. On October 20, 2021, we entered into a definitive agreement to acquire Texas Citizens Bancorp, Inc. (“TCBI”), the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. As of December 31, 2021, TCBI had consolidated total assets of $547.2 million, loans of $359.1 million and deposits of $482.8 million. The Company acquired TCBI on March 1, 2022. As a result of the TCBI acquisition, we added six banking locations in the Houston, Texas market.

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

●

True Community Banking Model. Despite being located in Louisiana’s largest metropolitan areas and in the two largest metropolitan areas in the state of Texas, we have a true community banking mindset. That means relationship-based banking by bankers who live and work in our markets. Our market presidents and their teams are trained in credit underwriting and asset/liability management, as we view them as comprehensive bankers rather than just credit producers. The experience and talent of our market presidents and their respective banking teams allow us to decentralize significant decision-making authority while maintaining disciplined credit practices. In our experience, developing credit underwriting expertise “on the front lines” promotes quality loan generation and maximizes efficiency. Further, our emphasis on asset/liability management training allows our local banking teams to understand the importance of quality core deposit funding, which we believe is vital to our continued loan growth. In this sense, we view b1BANK as a network of true community banks, not as a typical regional financial institution that makes important credit and strategic decisions at the corporate level without input from its local bankers. In addition, our executive team is located throughout the state of Louisiana, rather than all being in Baton Rouge, providing the bank with a more informed view of our footprint and the best uses of our capital across our footprint.

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

●

History of Disciplined Expansion. Since our founding in 2006, we have grown rapidly across the state of Louisiana, into the Dallas/Fort Worth metroplex and, following completion of the TCBI merger, into Houston. Each of our expansions were initiated with careful identification and recruitment of local banking teams and thoughtful consideration of each market’s different industries and credit exposures. Our banking centers are carefully situated in locations, typically downtowns and suburban centers, optimized for small-to-midsized business customers and high net worth individuals. This disciplined approach to expansion and growth entails not only recruiting the right bankers in the right markets, but in continuing to focus on the customer base that we are optimized to serve rather than chasing larger relationships as we grow. Over the years, the magnitude of our large banking relationships has changed very little, but the number of our large relationships has grown significantly. In order to continue to serve our customers as they grow without taking undue risk, we have developed a strong participation network that we believe underscores the strength of our underwriting process and the quality of our portfolio. We believe that it is important to keep sight of where our strengths lie and not pursue growth blindly.

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

Our Markets

Our banking operations are currently organized into nine markets in Louisiana, which include the six largest metropolitan areas in the state, the Dallas/Fort Worth metroplex, and, upon completion of the TCBI merger on March 1, 2022, Houston, which we service through our banking centers and loan production offices. We will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

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

Lending Activities

As a business-focused community-based financial institution, we offer a variety of business-related loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, letters of credit and other loan products to small-to-midsized businesses, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, and standby letters of credit. Lending activities originate from the efforts of our bankers, with an emphasis on lending to small-to-midsized businesses, their owners and employees, and individuals located in our market areas. Although all lending involves a degree of risk, we work to mitigate these risks through conservative underwriting policies and consistent monitoring of credit quality indicators.

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

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 15% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are not fully secured, with an additional 10% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. The capital calculation is calculated monthly. As of December 31, 2021, the Bank had a legal lending limit of approximately $219.4 million for loans not fully secured with readily marketable collateral, and its “in-house” lending limit was $65.8 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under three types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, and Consumer authority. With the exception of loans secured by cash deposited with us, all commercial loans require a minimum of two approvers (the banker and one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $500,000, market presidents have authority up to $750,000, regional market presidents have authority up to $1.5 million, the chief banking officer and credit managers have authority up to $2.5 million, regional chairmen have authority up to $2.0 million and the Chief Executive Officer, Chief Financial Officer, and Chief Credit Executive each have authority up to $2.5 million. A combination of the Chief Banking Officer and Chief Credit Officer may approve up to $5.0 million. All relationships exceeding $5.0 million are approved by the Executive Loan Committee. All loans exceeding $10.0 million are required to be approved by the Director’s Loan Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with senior lenders being able to approve up to $250,000, market presidents being able to approve up to $350,000, regional market presidents up to $1.0 million and higher authorities up to $1.0 million, cumulatively. Consumer loans which present an aggregate lending exposure under $5.0 million are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

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

Wealth Solutions Services

We offer wealth management and other fiduciary and private banking services targeted to high net worth individuals, including professionals, business owners, families and professional service companies and other financial service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and investment management by a team of seasoned advisors providing access to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Our private banking products and services are offered at all of our banking centers.

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

Subsidiaries

Business First Bancshares, Inc. has two direct, wholly-owned subsidiaries: b1BANK, formerly known as Business First Bank, and Coastal Commerce Statutory Trust I. In addition, b1BANK has two direct, wholly-owned subsidiaries, Business First Insurance, LLC and SSW, which are indirect subsidiaries of Business First Bancshares, Inc. Business First Insurance, LLC is currently inactive and does not engage in any material business activities.

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

Human Capital Resources

Our mission is to be the financial institution of choice for enterprises, their owners and employees. Accordingly, we aim to attract, develop, and retain employees who can drive financial and strategic growth objectives and build long-term shareholder value while upholding our Guiding Principles: Relationship-Driven Team; Thoughtful, Disciplined Decision-Making; Meaningful Communication; Doing the Right Thing the Right Way; and Striving to Be the Best Through Continual Improvement. Key items related to our human capital resources are described below.

Structure. As of December 31, 2021, we had 648 full-time and 18 part-time employees (total of 666 employees) located in Louisiana, Texas, Nevada (remote), Massachusetts (remote), Tennessee (remote), Mississippi, South Dakota (remote), Michigan (remote), and Virginia (remote). Full-time equivalents (FTEs) were 659. All of our banking centers and loan production officers are located in Louisiana and Texas, and our subsidiary registered investment advisor (RIA), Smith Shellnut Wilson, LLC, or SSW, is located in Mississippi. Our Chief Human Resources Officer reports directly to the President and Chief Executive Officer and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation, and benefits.

The board of directors is regularly updated on our talent development and human capital management strategies.

Productivity. We carefully manage the size of our workforce and reallocate resources as needed. For 2021, we managed an average of $4.8 million in loans held for investment and $6.2 million in deposits per FTE.

Diversity. We have an organization-wide focus to improve recruitment and retention of women and ethnic minorities. In 2021, we began recruiting junior year finance and accounting majors at Southern University and A&M College in Baton Rouge, a historically black university, for our Intern Insights Program and LEND Academy. As of December 31, 2021, our U.S. colleagues had the following attributes:

	Female	Minority (3)
Employees	457 total (69%)	108 total (16%)
Officials and Managers(1)	86 total (57%)	20 total (13%)
Executive Officers(2)	2 total (25%)	1 total (13%)
(1)	Based on EEO-1 job classifications.
(2)	Based on b1BANK’s Executive Team.
(3)	Includes Hispanic/Latino, Black/African American, Asian, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander

Compensation and Benefits. We strive to provide pay, benefits, and services that help meet the varying needs of our employees. Compensation and benefits include market-competitive pay, health insurance options, a health reimbursement account (HRA), a flexible spending account (FSA), dependent care, employer-paid life insurance, voluntary life insurance, dental and vision insurance, employer-paid short-term disability, employer-paid long-term disability, employee assistance programs, employee discounts on our products, critical illness insurance, accident insurance, hospital indemnity insurance, paid time off, (including paid volunteer leave), training and professional development opportunities, and an employer-paid financial wellness program.

Effective during the quarter ended June 30, 2019, we increased our minimum wage to $13 per hour. We periodically review compensation and benefits by grade level and position to ensure similar positions are paid comparatively and to ensure that we have a competitive and valuable offering to meet the well-being and needs of our employees.

Attraction, Development and Retention. We measure the success of our talent acquisition strategy on speed and quality of acquisition, diversity of new colleagues, retention, and overall performance metrics. Each of these metrics is tracked for each of the key business lines. Sourcing strategies and support structures are modified to ensure that performance targets are met consistently.

We have developed programs to provide professional development skills and general awareness of banking practices through virtual learning initiatives, new technology for guided assistance, and self-paced learning courses for every employee level. Through the establishment of The Learning Table, a bank-wide virtual “lunch and learn” series, more than 175 employees received professional skills training. Additionally, we leveraged new technology to ensure accurate completion of common banking and administrative transactions by designing guided onscreen walkthroughs for vendor software applications. Employees were able to receive real-time guidance and troubleshooting assistance when using applications for the first time. The new technology also provided ROI metrics to ensure optimal performance. Through the in-house development of self-paced learning and electronic courses (e-courses), we were able to provide on-demand training for all 500+ employees on bank security and identify theft protection. Additional investment was made in external training programs for executive coaching and leadership development, outside of the in-house manager and leadership development programs.

Our average tenure is 6.3 years of service. During 2021, we had 299 open employee positions. Of the 231 positions that were filled, 166 (71.9%) were filled by external hires and the remaining 65 (28.1%) were filled by internal hires. We received a total of 3,596 applications. Employee turnover for 2021 was 19%.

COVID-19. In 2020, in response to the COVID-19 pandemic, 47.8% of our total employee population were able to work remotely, of which 90.2% were back office/operations personnel. Employees whose functions required them to be physically present did not lose their hours or benefits, and no employees were furloughed or laid off due to the pandemic. While not a direct response to COVID-19, we did not reduce salaries or any other benefits during this time to support our colleagues through the pandemic. After the peak of the pandemic, 20.3% of employees are working remotely.

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

Business First Bancshares, Inc.
500 Laurel Street, Suite 101
Baton Rouge, Louisiana 70801
Attention: Saundra Strong, Corporate Secretary
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

Business First Bancshares, Inc.

As a financial holding company, the Company is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a bank holding company that has not elected to become a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be related closely to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including certain insurance underwriting activities. Each of the Company and the Bank must each remain well capitalized and well managed and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has a reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

As a bank holding company with respect to the Bank, the Company is also subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2021, the Company’s capital meets or exceeds these capital requirements on a fully phased-in basis.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (“CBLR”) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. On April 6, 2020, as mandated under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter. The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. For the year ended December 31, 2020, the Company and Bank elected to adopt the CBLR framework. For the year ended December 31, 2021, the Company and Bank elected to revert to the risk-weighted ratios.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We elected to become a financial holding company in 2020.

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

As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020 and elected to revert to the risk weighted ratios for the year ended December 31, 2021.

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2021, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

Incentive Compensation Guidance. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III capital standards described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. A number of federal regulatory agencies proposed rules that would require enhanced disclosure of incentive-based compensation arrangements initially in April 2011, and again in April and May 2016, but the rules have not been finalized and would mostly apply to banking organizations with over $50 billion in total assets. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future.

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

The geographic concentration of our business in the state of Louisiana, in the Dallas/Fort Worth metroplex and, upon completion of the TCBI merger on March 1, 2022, Houston, imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector.

We conduct our operations exclusively in the state of Louisiana, in the Dallas/Fort Worth metroplex and, upon completion of the TCBI merger on March 1, 2022, Houston. As of December 31, 2021, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2021, approximately $1.9 billion, or 58.9% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2021, approximately $2.3 billion, or 73.5%, of our total loans was comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2021, we held approximately $1.4 million in other real estate owned (“OREO”) of which $711,000 is related to former bank facilities. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2021, approximately $721.4 million, or 22.6%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2021, our average loan size (including unfunded commitments) was approximately $249,000. Further, as of December 31, 2021, our 10 largest borrowing relationships ranged from approximately $26.2 million to $75.7 million (including unfunded commitments) and averaged approximately $3.6 million in total commitments and $2.0 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2021, our allowance for loan losses totaled $29.1 million, which represents approximately 0.91% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) recently issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which will become applicable to us on January 1, 2023, unless adopted earlier. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition, results of operations, and capital.

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

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2021, we had $1.0 billion in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2021, 32.2% of our earning assets and 74.0% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2021, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

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

As of December 31, 2021, $585.8 million, or approximately 14.4%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2021, brokered and wholesale deposits comprised 8.8% of our total deposits, and our borrowings comprised 43.3% of our total shareholders’ equity. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2021, the fair value of our investment securities portfolio was approximately $1.0 billion, which included a net unrealized loss of approximately $1.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee is expected to raise the target federal funds rate several times in 2022. In addition to market interest rates, other factors that could cause adverse changes to the fair value of our securities include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies and estimates include acquired loans and allowance for loan losses and purchase accounting adjustments (other than loans).  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our consolidated financial statements which could affect our critical accounting policies and critical accounting estimates and assumptions made by management. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations.

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

Our goodwill impairment test is a one-step process. We estimate the fair value of the reporting unit is compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $59.9 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. We have submitted a comprehensive capital plan to our regulators for review. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For additional discussion regarding our capital requirements, please see “PART I – ITEM 1. Business – Supervision and Regulation – b1BANK – Capital Adequacy Requirements.”

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

The Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. See “PART I – ITEM 1. Business – Supervision and Regulation – Business First Bancshares, Inc. – Revised Rules on Regulatory Capital.” If we do not meet minimum capital requirements, we will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions.

Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. We have submitted a comprehensive capital plan to our regulators for review. Even if we satisfy the objectives of our capital plan and meet minimum capital requirements, it is possible that our regulators may ask us to raise additional capital. For additional discussion regarding our capital requirements, please see “PART I – ITEM 1. Business – Supervision and Regulation – b1BANK – Capital Adequacy Requirements.”

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2021, we were within the 300.0% regulatory guideline for commercial real estate, but outside the 100.0% regulatory guideline for construction, land development, and other land loans due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines.  It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 21, 2022, there are 20,400,349 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding subordinated notes in the amount of $81.4 million, our trust preferred securities of $5.0 million, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation.

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

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we have declared a quarterly cash dividend on our common stock since the second quarter of 2016, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. Our ability to pay dividends may also be limited on account of any outstanding indebtedness or preferred stock we may issue in the future, as we generally be required to make payments on any outstanding indebtedness and outstanding preferred stock before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations that limit our and the Bank’s ability to pay dividends. See “Dividend Policy” and “PART I – ITEM 1. Business – Supervision and Regulation – Business First Bancshares, Inc. – Regulatory Restrictions on Dividends.”

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

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused extensive disruptions to the global, national and regional economy. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, a low interest rate environment, and legislation designed to deliver monetary aid and other relief. While the long-term effects of COVID-19 are still evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, prompted decreases in interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these implications continue, or if the pandemic worsens as a result of a new variant, many of the risk factors identified in this report could be exacerbated and such effects could have a material adverse effect on us in a number of ways related to credit, collateral, interest rate risk, profitability, operations, liquidity, and capital as described in more detail below.

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

Operational Risk. Our social-distancing measures, increased employee absences due to illness and quarantine, and current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures and increased electronic interaction with our customers also introduce additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability, and could seriously disrupt our operations and the operations of any effected customers.

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

As of December 31, 2021, loans with aggregate outstanding principal of approximately $522.0 million, or approximately 16.4% of our loans held for investment, have been modified under the terms of our COVID-19 Deferral Assistance Program. These modifications primarily included 90-day deferrals of principal payments or 90-day deferrals of principal and interest payments. In certain limited circumstances, we granted a 90-day deferral using a hybrid approach in which payments of principal and interest were deferred during the first part of the deferral period followed by a period in which only principal payments were deferred. In addition, we have granted a limited number of borrowers with additional deferral of principal and/or interest payments on a case-by-case basis. As these deferral periods end and borrowers are required to resume normal payments of principal and interest, we expect that some of these modified loans may become nonperforming loans. We expect that borrowers in the industries most affected by COVID-19 and the related suspension of certain business activity, including hospitality, energy, non-essential retail, and healthcare, among others, may experience the most difficulty in resuming normal payments of principal and interest.  Except for those borrowers of modified loans who have failed to fulfill their obligations under the modifications, these modified loans are reported as performing loans as of December 31, 2021. We will continue to monitor the performance of the portfolio as borrowers resume normal payments. In the event borrowers are unable to continue regular payments following the expiration of their deferral periods, we may be required to increase our provision for loan losses, which would reduce our profitability and adversely affect our business, financial condition, results of operations and prospects.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We currently operate out of our network of banking centers and loan production offices located throughout the State of Louisiana, in the Dallas/Fort Worth metroplex and, upon completion of the TCBI merger on March 1, 2022, Houston. Our office locations are either owned or leased. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

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

PART I

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 21, 2022, there were 20,400,349 issued and outstanding shares of our common stock held of record by approximately 845 shareholders. We also had outstanding 113,547 options to purchase shares of our common stock issued under our equity compensation plans, as described below.

Dividends

In 2016, our board of directors made the determination to begin paying regular quarterly dividends; however, we are not obligated to pay dividends. The payment of future dividends and our dividend policy will depend on our earnings, capital requirements and financial condition, as well as other factors that our board of directors deems relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “PART I - ITEM 1. Business – Supervision and Regulation – Business First Bancshares, Inc. – Regulatory Restrictions on Dividends.”

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2021, we had 113,547 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2021, there were 275,334 shares issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2021 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	113,547	$17.06	224,666
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	113,547	$17.06	224,666

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

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2020 stock repurchase program was effective until December 31, 2021. The 2020 stock repurchase program did not obligate the Company to repurchase any shares of its common stock. The Company repurchased 520,845 shares for $11.7 million under the 2020 stock repurchase program between October 22, 2020 and December 31, 2021. There were no shares repurchased during the fourth quarter of the year ended December 31, 2021.

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on April 11, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2021. The following assumes $100 invested on April 11, 2018 in our common stock at the closing price of $25.02 per share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Date	BFST	S&P 500	KRX
4/11/2018	$100.00	$100.00	$100.00
6/30/2018	104.65	102.46	102.39
9/30/2018	105.78	110.76	99.52
12/31/2018	96.83	95.44	80.40
3/31/2019	98.39	109.72	87.34
6/30/2019	102.45	114.00	90.11
9/30/2019	98.65	113.65	88.85
12/31/2019	101.20	125.49	96.78
3/31/2020	55.01	103.38	57.21
6/30/2020	63.11	122.64	64.89
9/30/2020	62.10	133.59	57.65
12/31/2020	84.74	149.82	85.07
3/31/2021	100.05	159.07	109.63
6/30/2021	96.60	172.43	107.41
9/30/2021	99.75	173.67	110.14
12/31/2021	120.06	192.82	113.31

ITEM 6. Selected Financial Data.

[RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management’s analysis of our results of operations and financial condition over each of the last two most recent fiscal years. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2020 to December 31, 2021 and its results of operations for the year ended December 31, 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex and, upon completion of the TCBI merger on March 1, 2022, Houston. We currently operate out of banking centers and loan production offices in markets across Louisiana and Texas. As of December 31, 2021, we had total assets of $4.7 billion, total loans of $3.2 billion, total deposits of $4.1 billion, and total shareholders’ equity of $433.4 million.

As a financial holding company operating through one reportable operating segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

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

Acquisition of Smith Shellnut Wilson, LLC

On March 22, 2021, we, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under managements, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was consummated on April 1, 2021. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities.

Recent Developments

Acquisition of Texas Citizens Bancorp, Inc.

On October 20, 2021, we entered into a definitive agreement to acquire Texas Citizens Bancshares, Inc. (“TCBI”), the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. As of December 31, 2021, TCBI had consolidated total assets of $547.2 million, loans of $359.1 million and deposits of $482.8 million. The Company acquired TCBI on March 1, 2022. As a result of the TCBI acquisition, we added six banking locations in the Houston, Texas market.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●

In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses during the year ended December 31, 2020, of which a large portion of that provision still remained within the allowance for loan losses at December 31, 2021;

●

In sensitivity to our customers, we have waived certain service fees, such as late fees, excessive withdrawal fees, etc. and increased daily limits on ATM withdrawals, during the year ended December 31, 2020;

●	We continue to monitor borrowers who have deferred payments under our COVID-19 Deferral Assistance Program, described in further detail below;

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the year ended December 31, 2021. During the year ended December 31, 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million. As of December 31, 2021, we had approximately $5.4 million in SBA PPP loans remaining;

●	We continue to monitor those sectors particularly impacted by the pandemic – such as energy, hotels, restaurants, 1-4 family and retail – and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers impacted by COVID-19 by deferring principal and/or interest payments. As of December 31, 2021, we had deferrals remaining on 1,574 loans with an aggregate outstanding balance of $522.0 million.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of December 31, 2021, we held 32 PPP loans (including both round 1 and round 2 PPP loans) with an aggregate balance of $5.4 million and an average loan balance of $168,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

MSLP Participation

For the year ended December 31, 2020, we funded approximately 45 loans with an aggregate originated loan principal balance of $327.8 million. As of December 31, 2020, we had transferred/sold 95%, or $311.4 million, of the principal balance of the MSLP loans to a MSLP special purpose vehicle entity and retained $16.4 million of the outstanding principal balance. As of December 31, 2021, we retained the outstanding principal balance of $15.5 million.

Financial Highlights

The financial highlights as of and for the year ended December 31, 2021 include:

•	Total assets of $4.7 billion, a $566.0 million, or 13.6%, increase from December 31, 2020.

•	Total loans held for investment of $3.2 billion, a $198.3 million, or 6.6%, increase from December 31, 2020.

•	Total deposits of $4.1 billion, a $460.6 million, or 12.7%, increase from December 31, 2020.

•	Net income of $52.1 million, a $22.1 million, or 73.8%, increase from the year ended December 31, 2020.

•	Net interest income of $153.9 million, a $26.3 million, or 20.6%, increase from the year ended December 31, 2020.

•

An allowance for loan and lease losses of 0.91% of total loans held for investment, compared to 0.74% as of December 31, 2020, and a ratio of nonperforming loans to total loans held for investment of 0.41%, compared to 0.35% as of December 31, 2020.

•

Earnings per share for the year ended December 31, 2021 of $2.54 per basic share and $2.53 per diluted share, compared to $1.65 per basic share and $1.64 per diluted share for the year ended December 31, 2020.

•	Return on average assets of 1.18% compared to 0.88% for the year ended December 31, 2020.

•	Return on average equity of 12.25% compared to 8.42% for the year ended December 31, 2020.

•

Capital Ratios included Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.14%, 9.04%, 9.17% and 11.94%, respectively. During the year ended December 31, 2020, we elected the Community Bank Leverage Ratio (“CBLR”) and had a ratio of 8.79% at December 31, 2020. We have since elected to return to risk-based regulatory capital reporting for 2021.

•	Book value per share of $21.24, an increase of 6.8% from $19.88 at December 31, 2020.

Results of Operations for the Years Ended December 31, 2021 and 2020

Performance Summary

For the year ended December 31, 2021, net income was $52.1 million, or $2.54 per basic share and $2.53 per diluted share, compared to net income of $30.0 million, or $1.65 per basic share and $1.64 per diluted share, for the year ended December 31, 2020. Return on average assets increased to 1.18% for the year ended December 31, 2021 from 0.88% for the year ended December 31, 2020. Return on average equity increased to 12.25% for the year ended December 31, 2021, as compared to 8.42% for the year ended December 31, 2020.

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

For the year ended December 31, 2021, net interest income totaled $153.9 million, and net interest margin and net interest spread were 3.84% and 3.65%, respectively. For the year ended December 31, 2020 net interest income totaled $127.6 million and net interest margin and net interest spread were 4.06% and 3.77%, respectively. The average yield on the loan portfolio was 5.16%, excluding SBA PPP loans, for the year ended December 31, 2021, compared to 5.60% for the year ended December 31, 2020, and the average yield on total interest-earning assets was 4.25% for the year ended December 31, 2021, compared to 4.76% for the year ended December 31, 2020. For the year ended December 31, 2021, overall cost of funds (which includes noninterest-bearing deposits) decreased 31 basis points compared to the year ended December 31, 2020, primarily due to the federal funds rate cuts during the second half of 2019 and first quarter of 2020, along with lower yielding deposits and increased deposit and borrowing accretion from the Pedestal acquisition. While we experienced significant loan growth in average loan balances, we anticipate continued pressure on our net interest margin and net interest spread in future periods based on the current yield curve.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2021 and 2020, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Years Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$2,878,306	$148,638	5.16%	$2,342,034	$131,208	5.60%
SBA PPP loans	158,714	8,153	5.14%	271,388	9,251	3.41%
Securities available for sale	870,282	13,520	1.55%	483,976	9,121	1.88%
Interest-bearing deposits in other banks	104,471	127	0.12%	48,345	175	0.36%
Total interest-earning assets	4,011,773	170,438	4.25%	3,145,743	149,755	4.76%
Allowance for loan losses	(26,132)			(16,540)
Noninterest-earning assets	418,029			296,917
Total assets	$4,403,670	$170,438		$3,426,120	$149,755

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,604,825	$12,183	0.47%	$1,978,295	$17,562	0.89%
Subordinated debt	68,183	3,526	5.17%	25,000	1,688	6.75%
Subordinated debt – trust preferred securities	5,000	168	3.36%	3,341	121	3.62%
Advances from FHLB	47,325	554	1.17%	113,999	1,945	1.71%
Paycheck Protection Program Liquidity Facility (“PPPLF”)	—	—	—	65,857	237	0.36%
Other borrowings	27,182	123	0.45%	43,286	556	1.28%
Total interest-bearing liabilities	2,752,515	16,554	0.60%	2,229,778	22,109	0.99%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,196,970			812,332
Other liabilities	28,493			27,671

Total noninterest-bearing liabilities	1,225,463			840,003
Shareholders’ equity	425,692			356,339
Total liabilities and shareholders’ equity	$4,403,670			$3,426,120

Net interest rate spread(1)			3.65%			3.77%
Net interest income		$153,884			$127,646
Net interest margin(2)			3.84%			4.06%
Overall cost of funds			0.42%			0.73%

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

	For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans (excluding SBA PPP)	$27,694	$(10,264)	$17,430
SBA PPP loans	(5,788)	4,690	(1,098)
Securities available for sale	6,001	(1,602)	4,399
Interest-earning deposits in other banks	68	(116)	(48)
Total increase (decrease) in interest income	$27,975	$(7,292)	$20,683
Interest-bearing liabilities:
Interest-bearing deposits	$2,930	$(8,309)	$(5,379)
Subordinated debt	2,233	(395)	1,838
Subordinated debt – trust preferred securities	56	(9)	47
Advances from FHLB	(781)	(610)	(1,391)
PPPLF	—	(237)	(237)
Other borrowings	(73)	(360)	(433)
Total increase (decrease) in interest expense	4,365	(9,920)	(5,555)
Increase in net interest income	$23,610	$2,628	$26,238

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $8.0 million and $11.4 million for the years ended December 31, 2021 and 2020, respectively. The lower provision during the year ended December 31, 2021 compared to the same period in 2020 relates primarily to the improvement of the qualitative factors attributed to the general economy and energy sector, offset by reserves for new loan growth.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions, and pass-through income from small business investment company (“SBIC”) partnerships. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,813	$5,358	$1,455
Debit card and ATM fee income	6,199	4,320	1,879
Bank-owned life insurance income	1,396	940	456
Gain on sales of loans	10,117	4,597	5,520
Gain on sales of investment securities	378	135	243
Fees and brokerage commissions	5,015	970	4,045
Mortgage origination income	866	572	294
Correspondent bank income	277	235	42
Participation fee income	68	296	(228)
Gain (loss) on sales of other real estate owned	(1,122)	227	(1,349)
Gain on sale of banking center	492	—	492
Gain (loss) on sale / disposal of other assets	112	(576)	688
Pass-through income from SBIC partnerships	2,615	2,538	77
Other	2,556	1,952	604
Total noninterest income	$35,782	$21,564	$14,218

Noninterest income for the year ended December 31, 2021 increased $14.2 million, or 65.9%, to $35.8 million compared to noninterest income of $21.6 million for the same period in 2020. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $6.8 million for the year ended December 31, 2021 as compared to $5.4 million for the same time period in 2020, an increase of $1.5 million, or 27.2%. The increase was primarily due to increases in deposit balances and accounts from the acquisition of Pedestal and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $6.2 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of $1.9 million, or 43.5%. The increase was primarily due to the additional accounts and ATMs from the acquisition of Pedestal and organic growth.

Gain on sales of loans. We had gains on sales of loans of $10.1 million mainly due to the sale of the bulk of our SBA PPP portfolio. We sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million realizing a gain of $9.2 million.

Fees and brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group and SSW. Fees and brokerage commissions totaled $5.0 million and $970,000 for the years ended December 31, 2021 and 2020, respectively. The increase of $4.0 million for the year ended December 31, 2021, compared to the same time period in 2020, was primarily due to the acquisition of Pedestal’s brokerage customers and SSW.

Gain (loss) on sale of other real estate owned. The majority of the loss on sale of other real estate resulted from the sale of seven properties that were originally held for future expansion at a total loss of $1.1 million.

Gain on sale of banking center. We sold a banking center located in Oak Grove, Louisiana that resulted in a gain of $492,000 during the fourth quarter of 2021.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions and credit card income. Other income increased $604,000, or 30.9%, for the year ended December 31, 2021, compared to the same period in 2020. The increase for the year ended December 31, 2021, compared to the same period in 2020, is primarily due to increases in the use of these services by legacy Pedestal customers.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$65,825	$57,394	$8,431
Non-staff expenses:
Occupancy of bank premises	7,238	5,349	1,889
Depreciation and amortization	5,792	4,334	1,458
Data processing	8,137	5,506	2,631
FDIC assessment fees	2,194	1,608	586
Legal and other professional fees	2,679	2,118	561
Advertising and promotions	2,712	1,605	1,107
Utilities and communications	2,475	2,368	107
Ad valorem shares tax	2,499	2,348	151
Directors’ fees	790	464	326
Other real estate owned expenses and write-downs	736	607	129
Merger and conversion related expenses	515	3,978	(3,463)
Other	15,469	13,314	2,155
Total noninterest expense	$117,061	$100,993	$16,068

Noninterest expense for the year ended December 31, 2021 increased $16.1 million, or 15.9%, to $117.1 million compared to noninterest expense of $101.0 million for the same period in 2020. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $65.8 million for the year ended December 31, 2021, an increase of $8.4 million, or 14.7%, compared to the same period in 2020. The increase was primarily due to additional hires for new positions, our merit increase cycle, the acquisition of Pedestal (including severance and retention payments related to the acquisition) and its legacy operations and employees, and the acquisition of SSW. As of December 31, 2021, we had 659 full-time equivalent employees, compared to 590 full-time equivalents as of December 31, 2020. Salaries and employee benefits included stock-based compensation expense of $2.6 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $7.2 million for the year ended December 31, 2021 and $5.3 million for the same period in 2020. The increase of $1.9 million, or 35.3%, for the year ended December 31, 2021, compared to the same period in 2020, may be attributed primarily to the acquisition of Pedestal.

Depreciation and amortization. Depreciation and amortization costs were $5.8 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $4.2 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. The amortization of intangible assets was $1.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in depreciation and amortization primarily resulted from the acquisition of Pedestal’s assets and the core deposit intangible recorded in connection with the Pedestal acquisition, as well as the customer intangible recorded in connection with the SSW acquisition.

Data processing. Data processing fees were $8.1 million and $5.5 million for the years ended December 31, 2021 and 2020, respectively. The increase of $2.6 million, or 47.8%, for the year ended December 31, 2021, compared to the same period in 2020, is primarily due to increased costs in connection with the Pedestal acquisition.

Advertising and promotions. Advertising and promotions cost were $2.7 million and $1.6 million for the years ended December 30, 2021 and 2020, respectively, an increase of $1.1 million, or 69.0%. The increase for the year ended December 31, 2021, compared to the same period in 2020, is due primarily to additional advertising we engaged in during 2021.

Merger and conversion related expenses. Merger and conversion related expenses for the years ended December 31, 2021 and 2020 were related primarily to the acquisitions of Pedestal in 2020, and SSW and TCBI in 2021.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $2.2 million, or 16.2%, for the year ended December 31, 2021 compared to the same period in 2020.

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

For the year ended December 31, 2021, income tax expense totaled $12.4 million, an increase of $5.6 million, or 83.0%, compared to $6.8 million for the same period in 2020. For the years ended December 31, 2021 and 2020, our effective tax rates were 19.2% and 18.5%, respectively. Our income tax rate expense for both years was affected primarily by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses). Our effective tax rate for the year ended December 31, 2021, was also impacted by nondeductible goodwill write-offs associated with a branch sale. Our effective tax rate for the year ended December 31, 2020 was impacted by excess tax deductions from the exercise of stock options on founder grants.

Financial Condition

Our total assets increased $566.0 million, or 13.6%, from $4.2 billion as of December 31, 2020 to $4.7 billion as of December 31, 2021, due primarily from the increases in our investment and loan portfolios, offset with decreases in cash and cash equivalents.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2021, total loans, excluding mortgage loans held for sale, were $3.2 billion, an increase of $198.3 million or 6.6%, compared to $3.0 billion as of December 31, 2020. The increase was primarily due to the growth of our Dallas/Fort Worth metroplex, New Orleans and Baton Rouge markets, offset by the sale of the majority of our SBA PPP loans. Additionally, $1.2 million and $969,000 in mortgage loans were classified as loans held for sale as of December 31, 2021 and 2020, respectively.

Total loans held for investment as a percentage of deposits were 78.2% and 82.7% as of December 31, 2021 and 2020, respectively. Total loans as a percentage of assets were 67.5% and 71.9% as of December 31, 2021 and 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2021		As of December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$721,385	22.6%	$886,325	29.6%
Real estate:
Construction and land	548,528	17.2	403,065	13.5
Farmland	87,463	2.7	55,883	1.8
1-4 family residential	467,699	14.7	468,650	15.7
Multi-family residential	97,508	3.1	95,707	3.2
Nonfarm nonresidential	1,144,426	35.9	971,603	32.5
Consumer and other	122,599	3.8	110,122	3.7
Total loans held for investment	$3,189,608	100.0%	$2,991,355	100.0%

SBA PPP loans accounted for $5.4 million of the commercial portfolio as of December 31, 2021, and $313.9 million and $1.5 million of the commercial and consumer portfolios, respectively, as of December 31, 2020.

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

Commercial loans decreased $164.9 million, or 18.6%, to $721.4 million as of December 31, 2021 from $886.3 million as of December 31, 2020, primarily due to the sale of the majority of the SBA PPP portfolio, offset largely by new originations in the Dallas/Fort Worth metroplex and New Orleans markets.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex, and are generally diverse in terms of type.

Construction and land loans increased $145.5 million, or 36.1%, to $548.5 million as of December 31, 2021 from $403.1 million as of December 31, 2020, primarily due to our Dallas/Fort Worth metroplex, New Orleans and Baton Rouge markets.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans decreased $951,000, or 0.2%, to $467.7 million as of December 31, 2021 from $468.7 million as of December 31, 2020.

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

Nonfarm nonresidential loans increased $172.8 million, or 17.8%, to $1.1 billion as of December 31, 2021 from $971.6 million as of December 31, 2020, primarily due to our Dallas/Fort Worth metroplex and New Orleans markets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2021
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$258,279	$300,346	$162,760	$721,385
Real estate:
Construction and land	228,988	265,097	54,443	548,528
Farmland	8,972	43,786	34,705	87,463
1-4 family residential	70,851	249,231	147,617	467,699
Multi-family residential	5,382	28,041	64,085	97,508
Nonfarm nonresidential	137,207	506,219	501,000	1,144,426
Consumer and other	49,774	57,543	15,282	122,599
Total loans held for investment	$759,453	$1,450,263	$979,892	$3,189,608
Amounts with fixed rates	$366,134	$1,044,739	$661,726	$2,072,599
Amounts with floating rates	393,319	405,524	318,166	1,117,009

	As of December 31, 2020
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$218,443	$586,675	$81,207	$886,325
Real estate:
Construction and land	180,735	176,863	45,467	403,065
Farmland	10,802	31,489	13,592	55,883
1-4 family residential	78,087	246,550	144,013	468,650
Multi-family residential	21,292	25,863	48,552	95,707
Nonfarm nonresidential	123,708	521,687	326,208	971,603
Consumer and other	44,819	56,057	9,246	110,122
Total loans held for investment	$677,886	$1,645,184	$668,285	$2,991,355
Amounts with fixed rates	$344,021	$1,297,988	$353,314	$1,995,323
Amounts with floating rates	333,865	347,196	314,971	996,032

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $14.5 million and $20.0 million in nonperforming assets as of December 31, 2021 and 2020, respectively. We had $13.1 million in nonperforming loans as of December 31, 2021 compared to $10.6 million as of December 31, 2020. The decrease in nonperforming assets from December 31, 2020 to December 31, 2021 is primarily due to sale of other real estate owned.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of and for the Year Ended
	December 31, 2021 (Dollars in thousands)	December 31, 2020 (Dollars in thousands)
Nonaccrual loans	$12,868	$9,063
Accruing loans 90 or more days past due	222	1,523
Total nonperforming loans	13,090	10,586
Other nonperforming assets	—	402
Other real estate owned:
Commercial real estate, construction, land and land development	1,348	8,567
Residential real estate	79	484
Total other real estate owned	1,427	9,051
Total nonperforming assets	$14,517	$20,039
Restructured loans-nonaccrual	$3,275	$4,206
Restructured loans-accruing	315	4,315
Ratio of nonperforming loans to total loans held for investment	0.41%	0.35%
Ratio of nonperforming assets to total assets	0.31	0.48

	As of and for the Year Ended
	December 31, 2021 (Dollars in thousands)	December 31, 2020 (Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,341	$924
Farmland	76	367
1-4 family residential	3,601	2,603
Multi-family residential	—	—
Nonfarm nonresidential	2,614	3,119
Commercial	4,947	1,753
Consumer and other	289	297
Total	$12,868	$9,063

Through December 31, 2021, we had agreed to deferrals related to the effect of the COVID-19 pandemic on 1,574 loans with outstanding balances of $522.0 million by granting temporary payment deferrals of principal and/or interest. As of December 31, 2020, we had agreed to deferrals on 2,259 loans with an aggregate outstanding balance of $829.1 million. We had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods as of December 31, 2020, although $94.8 million were interest-only modifications to seasoned, highly rated clients. As of December 31, 2021, none of these loans are currently in their deferral period. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program are not required to be classified as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period.

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

The following tables summarize our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	—	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	—	23	—	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

	As of December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	—	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	—	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer and other	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

Allowance for Loan Losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Estimates—Allowance for loan losses.”

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

As of December 31, 2021, the allowance for loan losses totaled $29.1 million, or 0.91%, of total loans held for investment. As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Year Ended
	December 31, 2021 (Dollars in thousands)	December 31, 2020 (Dollars in thousands)
Average loans outstanding(1)	$3,037,020	$2,613,422
Gross loans held for investment outstanding at end of period	$3,189,608	$2,991,355
Allowance for loan losses at beginning of period	$22,024	$12,124
Provision for loan losses	8,047	11,435
Charge-offs:
Real estate:
Construction, land and farmland	29	28
Residential	169	387
Nonfarm non-residential	139	232
Commercial	830	849
Consumer and other	469	467
Total charge-offs	1,636	1,963
Recoveries:
Real estate:
Construction, land and farmland	3	10
Residential	39	53
Nonfarm non-residential	99	12
Commercial	417	203
Consumer and other	119	150
Total recoveries	677	428
Net charge-offs	959	1,535
Allowance for loan losses at end of period	$29,112	$22,024
Ratio of allowance to end of period loans held for investment	0.91%	0.74%
Ratio of net charge-offs to average loans	0.03	0.06

(1)	Excluding loans held for sale.

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

	As of December 31, 2021		As of December 31, 2020
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate:
Construction and land	$4,498	15.5%	$3,584	16.3%
Farmland	721	2.5	600	2.7
1-4 family residential	3,791	13.0	3,453	15.7
Multi-family residential	774	2.7	818	3.7
Nonfarm nonresidential	9,794	33.6	7,369	33.5
Total real estate	19,578	67.3	15,824	71.9
Commercial	8,358	28.7	5,018	22.8
Consumer and other	1,176	4.0	1,182	5.3
Total allowance for loan losses	$29,112	100.0%	$22,024	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2021, the carrying amount of investment securities totaled $1.0 billion, an increase of $380.5 million, or 59.4%, compared to $640.6 million as of December 31, 2020. The increase was primarily due to deployment of excess cash related to the SBA PPP forgiveness and portfolio sale. Securities represented 21.6% and 15.4% of total assets as of December 31, 2021 and 2020, respectively.

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

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$22,751	$—	$437	$22,314
U.S. government agencies	27,867	2	376	27,493
Corporate bonds	45,876	812	106	46,582
Mortgage-backed securities	555,528	3,246	6,435	552,339
Municipal securities	370,421	4,100	2,188	372,333
Total	$1,022,443	$8,160	$9,542	$1,021,061

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,567	$5	$—	$2,572
Corporate bonds	38,738	380	5	39,113
Mortgage-backed securities	288,373	6,893	247	295,019
Municipal securities	296,262	6,097	106	302,253
Other securities	1,440	208	—	1,648
Total	$627,380	$13,583	$358	$640,605

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2021.

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

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$—	—%	$22,314	0.77%	$—	—%	$—	—%	$22,314	0.77%
U.S. government agencies	2,513	0.23%	24,980	0.76%	—	—%	—	—%	27,493	0.21%
Corporate bonds	—	—%	—	—%	46,582	4.37%	—	—%	46,582	4.37%
Mortgage-backed securities	10,701	1.19%	37,870	1.42%	221,494	1.34%	282,274	1.20%	552,339	1.27%
Municipal securities	16,720	2.09%	97,129	1.41%	149,951	1.76%	108,533	1.94%	372,333	1.74%
Total	$29,934	1.61%	$182,293	1.24%	$418,027	1.83%	$390,807	1.41%	$1,021,061	1.56%

	As of December 31, 2020
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$2,572	0.23%	$—	—%	$—	—%	$2,572	0.23%
Corporate bonds	—	—%	—	—%	38,089	4.41%	1,024	7.35%	39,113	4.49%
Mortgage-backed securities	1,647	1.22%	46,881	1.17%	144,427	1.64%	102,064	1.34%	295,019	1.46%
Municipal securities	17,167	2.39%	75,597	1.70%	118,381	1.78%	91,108	1.95%	302,253	1.84%
Other securities	—	—%	—	—%	—	—%	1,648	0.59%	1,648	0.59%
Total	$18,814	2.29%	$125,050	1.47%	$300,897	2.04%	$195,844	1.65%	$640,605	1.82%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.87 years with an estimated effective duration of 53.46 months as of December 31, 2021.

As of December 31, 2021 and 2020, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

As of December 31, 2021 and December 31, 2020, the Company held other equity securities of $16.6 million and $12.7 million, respectively, comprised mainly of FHLB stock, SBIC’s and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2021 were $4.1 billion, an increase of $460.6 million, or 12.7%, compared to $3.6 billion as of December 31, 2020.

Noninterest-bearing deposits as of December 31, 2021 were $1.3 billion compared to $1.2 billion as of December 31, 2020, an increase of $126.9 million, or 10.9%.

Average deposits for the year ended December 31, 2021 were $3.8 billion, an increase of $1.0 billion, or 36.2%, compared to the year ended December 31, 2020 of $2.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.89% for the year ended December 31, 2020 to 0.47% for the year ended December 31, 2021. The decrease in average rates was driven by the federal funds rate cuts that occurred in the first quarter of 2020 and the maturing of higher yielding deposits, along with the accretion of deposit premium from the Pedestal acquisition. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.32% for the year ended December 31, 2021 and 0.63% for the year ended December 31, 2020.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)		(Dollars in thousands)
Interest-bearing demand accounts	$177,196	0.49%	$121,612	0.75%
Negotiable order of withdrawal (“NOW”) accounts	511,231	0.13%	383,695	0.31%
Limited access money market accounts and savings	1,176,858	0.29%	682,611	0.43%
Certificates and other time deposits > $250k	204,892	1.12%	215,416	1.90%
Certificates and other time deposits < $250k	534,648	0.93%	574,961	1.47%
Total interest-bearing deposits	2,604,825	0.47%	1,978,295	0.89%
Noninterest-bearing demand accounts	1,196,970	—%	812,332	—%
Total deposits	$3,801,795	0.32%	$2,790,627	0.63%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2021 and 2020 was 31.5% and 29.1%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2021:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$47,822	$81,643
More than 3 months but less than 6 months	49,174	80,699
More than 6 months but less than 12 months	55,624	116,485
12 months or more	44,653	54,488
Total	$197,273	$333,315

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021 and 2020, total borrowing capacity of $1.3 billion and $1.1 billion, respectively, was available under this arrangement and $82.0 million and $43.0 million, respectively, was outstanding with a weighted average stated interest rate of 1.08% as of December 31, 2021 and 2.01% as of December 31, 2020. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2021
Amount outstanding at year-end	$82,022
Weighted average stated interest rate at year-end	1.08%
Maximum month-end balance during the year	$83,000
Average balance outstanding during the year	$47,279
Weighted average interest rate during the year	1.17%

December 31, 2020
Amount outstanding at year-end	$43,000
Weighted average stated interest rate at year-end	2.01%
Maximum month-end balance during the year	$138,000
Average balance outstanding during the year	$113,552
Weighted average interest rate during the year	1.93%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2021 and 2020 was $25.0 million. This subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers Bank (“FNBB”), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

On March 26, 2021, we issued $52.5 million in subordinated notes. These subordinated notes bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The balance at December 31, 2021 on these notes was $52.5 million.

On April 1, 2021, we consummated the acquisition of SSW. Under the terms of the acquisition, we issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The balance at December 31, 2021 on this debt was $3.9 million.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2021
Amount outstanding at year-end	$81,427
Weighted average stated interest rate at year-end	5.04%
Maximum month-end balance during the year	$81,427
Average balance outstanding during the year	$68,183
Weighted average interest rate during the year	5.17%

December 31, 2020
Amount outstanding at year-end	$25,000
Weighted average stated interest rate at year-end	6.75%
Maximum month-end balance during the year	$25,000
Average balance outstanding during the year	$25,000
Weighted average interest rate during the year	6.75%

FNBB revolving advances. FNBB allowed us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit did not have a balance at December 31, 2019. In March 2020, we utilized the full amount of this line of $5.0 million, all of which was outstanding at December 31, 2020. This line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. This line of credit was paid in full in March 2021.

FNBB revolving advances. FNBB allows us to borrow on a revolving basis up to $5.0 million. This line of credit, established on November 3, 2021, is secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit did not have a balance at December 31, 2021. This line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate not to be less than 3.50%.

FNBB note payable. We acquired a $7.0 million note payable with FNBB from Pedestal of which $6.0 million was outstanding at December 31, 2020. The note was payable in annual installments of $1.0 million with a maturity date in August 2026. The note carried a variable interest rate equal to the Wall Street Journal Prime rate, with a minimum rate of 4.00%, and adjusted quarterly. Interest payments were due quarterly. This note was paid in full in March 2021.

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

Correspondent Bank Federal Funds Purchased Relationships

We maintain Federal Funds Purchased Relationships with the following financial institutions and limits as of December 31, 2021:

Fed Funds Purchased
(Dollars in Thousands)
The Independent Bankers Bank	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

The following table represents combined Federal Funds Purchased for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2021
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$16,087
Average balance outstanding during the year	$94
Weighted average interest rate during the year	0.89%

December 31, 2020
Amount outstanding at year-end	$—
Weighted average interest rate at year-end	—%
Maximum month-end balance during the year	$—
Average balance outstanding during the year	$324
Weighted average interest rate during the year	1.73%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2021 and 2020, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2021 and 2020, we maintained six lines of credit with commercial banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million and $126.0 million as of December 31, 2021 and 2020, respectively. There were no funds under these lines of credit outstanding as of December 31, 2021 and 2020.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $4.4 billion and $3.4 billion for the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	27.2%	23.7%
Interest-bearing	59.2	57.8
Subordinated debt (excluding trust preferred securities)	1.5	0.7
Advances from FHLB	1.1	3.3
PPPLF	—	1.9
Other borrowings	0.7	1.4
Other liabilities	0.6	0.8
Shareholders’ equity	9.7	10.4
Total	100.0%	100.0%

Uses of Funds:
Loans, net of allowance for loan losses	68.4%	75.8%
Securities available for sale	19.7	14.1
Interest-bearing deposits in other banks	2.4	1.4
Other noninterest-earning assets	9.5	8.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	31.5%	29.1%
Average loans to average deposits	79.9	93.7

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 16.2% for the year ended December 31, 2021 compared to the same period in 2020, primarily due to our Dallas/Fort Worth metroplex, New Orleans and Baton Rouge markets, offset with the sale of the majority of our SBA PPP portfolio. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.87 years and an effective duration of 53.46 months as of December 31, 2021 and a weighted average life of 5.93 years and an effective duration of 45.79 months as of December 31, 2020.

As of December 31, 2021, we had outstanding $1.0 billion in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had outstanding $621.1 million in commitments to extend credit and $23.9 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.

As of December 31, 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2021, we had cash and cash equivalents of $68.4 million compared to $149.1 million as of December 31, 2020, excluding federal funds sold.

Capital Resources

Total shareholders’ equity increased to $433.4 million as of December 31, 2021, compared to $410.0 million as of December 31, 2020, an increase of $23.4 million, or 5.7%. This increase was primarily due to net income of $52.1 million, offset with $11.8 million in the change in unrealized losses on our investment portfolio, $9.4 million in paid dividends and $10.9 million in stock repurchases.

On January 24, 2022, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2021 in the amount of $0.12 per share to the common shareholders of record as of February 15, 2022. The dividend was paid on February 28, 2022.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2021 and December 31, 2020, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. For the year ended December 31, 2020, we elected to opt in to the CBLR framework. Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%. On April 6, 2020, as mandated under the CARES Act, the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter. During the first quarter of 2021, we elected to revert to the risk weighted ratios detailed below.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31, 2021		As of December 31, 2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First Bancshares, Inc.
Total capital (to risk weighted assets)	$478,794	11.94%	N/A	N/A
Tier 1 capital (to risk weighted assets)	367,431	9.17%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	362,431	9.04%	N/A	N/A
CBLR and/or Tier 1 Leveraged capital (to average assets)	367,431	8.14%	$340,715	8.79%

b1Bank
Total capital (to risk weighted assets)	$468,834	11.71%	N/A	N/A
Tier 1 capital (to risk weighted assets)	438,898	10.96%	N/A	N/A
Common Equity Tier 1 capital (to risk weighted assets)	438,898	10.96%	N/A	N/A
CBLR and/or Tier 1 Leveraged capital (to average assets)	438,898	9.73%	$358,083	9.24%

Long Term Debt

For information on our subordinated debt, please refer to “Borrowings”.

Contractual Obligations

The following table summarizes contractual obligations and other commitments to make future payments as of December 31, 2021 and 2020 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, note payables, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $82.0 million and $43.1 million (included remaining purchase premium) as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.08% and 2.01%, respectively, and maturing within five years. The subordinated debt totaled $81.4 million and $25.0 million as of December 31, 2021 and 2020. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The remaining $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The revolving line of credit with FNBB had a balance of $5.0 million at December 31, 2020 which was paid off during the first quarter 2021. We acquired a note payable to FNBB in the amount of $7.0 million, of which $6.0 million was outstanding as of December 31, 2020 and was paid off during the first quarter of 2021. In November, 2021, we entered into a revolving line of credit with FNBB in the amount of $5.0 million with a variable interest rate equal to the Wall Street Journal Prime and not to be less than 3.5%. This revolving line of credit is for one year and matures in November, 2022.

	As of December 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,243	$3,994	$3,502	$4,565	$14,304
Time deposits	548,593	121,037	23,026	—	692,656
Subordinated debt	—	—	—	81,427	81,427
Advances from FHLB	—	23,000	59,022	—	82,022
Subordinated debt – trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	19,121	—	—	—	19,121
Standby and commercial letters of credit	10,460	24,733	98	—	35,291
Commitments to extend credit	428,839	351,623	138,674	87,702	1,006,838
Total	$1,009,256	$524,387	$224,322	$178,694	$1,936,659

	As of December 31, 2020
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,808	$3,294	$2,845	$4,985	$12,932
Time deposits	589,908	201,599	18,724	—	810,231
Subordinated debt	—	—	—	25,000	25,000
Advances from FHLB	20,000	—	23,000	—	43,000
Purchase premium on advances from FHLB	145	—	—	—	145
Subordinated debt – trust preferred securities	—	—	—	5,000	5,000
FNBB revolving line of credit	5,000	—	—	—	5,000
FNBB notes payable	1,000	2,000	2,000	1,000	6,000
Securities sold under agreements to repurchase	21,825	—	—	—	21,825
Standby and commercial letters of credit	9,069	14,815	20	—	23,904
Commitments to extend credit	423,206	133,121	17,856	46,928	621,111
Total	$1,071,961	$354,829	$64,445	$82,913	$1,574,148

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2021		As of December 31, 2020
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(1.00%)	(4.45%)	2.50%	3.76%
+200	0.10%	(3.99%)	2.80%	2.51%
+100	0.50%	(1.57%)	2.60%	2.30%
Base	0.00%	0.00%	0.00%	0.00%
-100	(3.30%)	2.83%	(1.30%)	10.63%

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, gain/losses on sales of securities, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and intangible assets from book value and shareholders’ equity.

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

Core Net Income. Core net income for the year ended December 31, 2021 was $53.9 million, or $2.61 per diluted share, compared to core net income of $37.5 million, or $2.05 per diluted share, for the year ended December 31, 2020. Core net income for the year ended December 31, 2021 included the $378,000 in gains on sale of securities and a $492,000 gain on sale of the Oak Grove Banking Center, the incurrence $1.0 million in losses attributed to former bank premises and equipment, $515,000 in acquisition-related expenses and $1.6 million in hurricane repair expenses compared to $135,000 in gains on sale of securities, the incurrence of $9.6 million in acquisition-related expenses, and 351,000 in losses attributed to former bank premises and equipment December 31, 2020.

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$170,438	$149,755	$103,467
Core interest income	170,438	149,755	103,467
Interest Expense:
Interest expense	16,554	22,109	23,269
Core interest expense	16,554	22,109	23,269
Provision for Loan Losses:
Provision for loan losses	8,047	11,435	2,606
Core provision expense	8,047	11,435	2,606
Other Income:
Other income	35,782	21,564	10,708
Sale of impaired credit	-	-	(91)
Losses on former bank premises and equipment	1,010	351	719
(Gains) on sale of securities	(378)	(135)	(106)
(Gains) on sale of branch	(492)	-	(581)
Core other income	$35,922	$21,780	$10,649

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data) (Unaudited)
Other Expenses:
Other expenses	$117,061	$100,993	$58,448
Acquisition-related expenses (2)	(515)	(9,559)	(750)
Stock option exercises - excess taxes (founder's grants)	-	(71)	-
Occupancy and bank premises - hurricane repair	(1,556)	-	-
Early lease termination	-	-	(87)
Core other expenses	114,990	91,363	57,611
Pre-Tax Income:
Pre-tax income	64,558	36,782	29,852
Sale of impaired credit	-	-	(91)
Losses on former bank premises and equipment	1,010	351	719
(Gains) on sale of securities	(378)	(135)	(106)
(Gains) on sale of branch	(492)	-	(581)
Acquisition-related expenses (2)	515	9,559	750
Stock option exercises - excess taxes (founder's tax)	-	71	-
Occupancy and bank premises - hurricane repair	1,556	-	-
Early lease termination	-	-	87
Core pre-tax income	66,769	46,628	30,630
Provision for Income Taxes (1):
Provision for income taxes	12,422	6,788	6,080
Tax on sale of impaired credit	-	-	(19)
Tax on losses on former bank premises and equipment	211	74	151
Tax on (gains) on sale of securities	(79)	(28)	(22)
Tax on (gains) on sale of branch	(138)	-	(338)
Tax on acquisition-related expenses (2)	108	1,727	147
Tax on stock option exercises (founder's grants)	-	601	-
Tax on occupancy and bank premises - hurricane repair	326	-	-
Tax on early lease termination	-	-	18
Core provision for income taxes	12,850	9,162	6,017
Net Income:
Net income	52,136	29,994	23,772
Sale of impaired credit, net of tax	-	-	(72)
Losses on former bank premises and equipment, net of tax	799	277	568
(Gains) on sale of securities, net of tax	(299)	(107)	(84)
(Gains) on sale of branch, net of tax	(354)	-	(243)
Acquisition-related expenses (2), net of tax	407	7,832	603
Stock option exercises (founder's grants), net of tax	-	(530)	-
Occupancy and bank premises - hurricane repair, net of tax	1,230	-	-
Early lease termination, net of tax	-	-	69
Core net income	$53,919	$37,466	$24,613
Diluted Earnings Per Share:
Diluted earnings per share	$2.53	$1.64	$1.74
Sale of impaired credit, net of tax	-	-	(0.01)
Losses on former bank premises and equipment , net of tax	0.04	0.02	0.04
(Gains) on sale of securities, net of tax	(0.02)	(0.01)	(0.01)
(Gains) on sale of branch, net of tax	(0.02)	-	(0.02)
Acquisition-related expenses (2), net of tax	0.02	0.43	0.05
Stock option exercises (founder's grants)	-	(0.03)	-
Occupancy and bank premises - hurricane repair, net of tax	0.06	-	-
Early lease termination, net of tax	-	-	0.01
Core diluted earnings per share	$2.61	$2.05	$1.80

(1)	Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for 2021, 2020 and 2019. These rates approximated the marginal tax rates.
(2)	Includes merger and conversion-related expenses and salary and employee benefits.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2021	2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$433,368	$409,963
Adjustments:
Goodwill	(59,894)	(53,862)
Core deposit and customer intangibles	(12,203)	(9,734)
Total tangible common equity	$361,271	$346,367
Common shares outstanding(1)	20,400,349	20,621,437
Book value per common share	$21.24	$19.88
Tangible book value per common share	$17.71	$16.80

(1)

Excludes the dilutive effect, if any, of 132,032 and 73,846 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2021 and 2020, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2021	2020
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$433,368	$409,963
Adjustments:
Goodwill	(59,894)	(53,862)
Core deposit and customer intangibles	(12,203)	(9,734)
Total tangible common equity	$361,271	$346,367
Tangible Assets
Total assets	$4,726,378	$4,160,360
Adjustments:
Goodwill	(59,894)	(53,862)
Core deposit and customer intangibles	(12,203)	(9,734)
Total tangible assets	$4,654,281	$4,096,764
Common Equity to Total Assets	9.2%	9.9%
Tangible Common Equity to Tangible Assets	7.8%	8.5%

Critical Accounting Estimates

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

We have identified the following critical accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Acquired Loans and Allowance for Loan Losses

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to the subheading entitled “Interest Rate Sensitivity and Market Risk” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Business First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statement of income, comprehensive income, shareholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for loan losses- Qualitative Factors

As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses (“ALLL”) is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses was $29,112,000 at December 31, 2021, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific reserve”), representing $2,097,000, and the valuation allowance for loans collectively evaluated for impairment (“general reserve”), representing $27,015,000. The Company’s general reserve includes qualitative factors that compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historical loss factors. We identified the Company’s estimate of the qualitative factors as a critical audit matter.

The principal considerations for our determination of the qualitative factors component as a critical audit matter included the high degree of subjectivity in management’s identification and measurement of the factors.

Our primary audit procedures related to auditing management’s estimate of the qualitative factors included:

We tested the design and operating effectiveness of management’s controls over the qualitative factors within the general reserve including the accuracy of data inputs and management’s determination of the assumptions used to develop and adjust the qualitative factors for the general reserve of the allowance for loan losses.

We also performed substantive testing over the qualitative factors including testing management’s qualitative factors by evaluating the relevancy and reliability of the underlying data used to derive the qualitative factors, including comparison to internal, external and/or peer data to ensure movement in a directionally consistent manner. Based on the underlying data and our evidence gathered, we evaluated the reasonableness of management’s conclusion on the adjustment to the factors. We tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience. We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves and specific reserves.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2019.

Fort Worth, Texas

March 1, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Business First Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Business First Bancshares, Inc. (the “Company”)’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Business First Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Business First Bancshares, Inc. as of December 31, 2021 and 2020, and for each of the two years in the period ended December 31, 2021, and our report dated March 1, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2022

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

/s/ >Hannis T. Bourgeois, LLP

Baton Rouge, Louisiana

March 4, 2020

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Cash and Due from Banks	$68,375	$149,131
Federal Funds Sold	227,044	174,152
Securities Available for Sale, at Fair Values	1,021,061	640,605
Mortgage Loans Held for Sale	1,200	969
Loans and Lease Receivable, Net of Allowance for Loan Losses of $29,112 and $22,024 at December 31, 2021 and 2020, respectively	3,160,496	2,969,331
Premises and Equipment, Net	58,155	58,593
Accrued Interest Receivable	19,597	23,895
Other Equity Securities	16,619	12,693
Other Real Estate Owned	1,427	9,051
Cash Value of Life Insurance	60,380	45,030
Deferred Taxes	8,822	5,858
Goodwill	59,894	53,862
Core Deposit and Customer Intangible	12,203	9,734
Other Assets	11,105	7,456

Total Assets	$4,726,378	$4,160,360

LIABILITIES

Deposits:
Noninterest Bearing	$1,291,036	$1,164,139
Interest Bearing	2,786,247	2,452,540

Total Deposits	4,077,283	3,616,679

Securities Sold Under Agreements to Repurchase	19,121	21,825
Short Term Borrowings	20	5,020
Long Term Borrowings	-	6,000
Federal Home Loan Bank Borrowings	82,022	43,145
Subordinated Debt	81,427	25,000
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	1,354	2,499
Other Liabilities	26,783	25,229

Total Liabilities	4,293,010	3,750,397

Commitments and Contingencies (See Notes 19, 21 and 22)

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 20,400,349 and 20,621,437 Shares Issued and Outstanding at December 31, 2021 and 2020, respectively	20,400	20,621
Additional Paid-in Capital	292,271	299,540
Retained Earnings	121,874	79,174
Accumulated Other Comprehensive Income (Loss)	(1,177)	10,628

Total Shareholders' Equity	433,368	409,963

Total Liabilities and Shareholders' Equity	$4,726,378	$4,160,360

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest Income:
Interest and Fees on Loans	$156,791	$140,459	$95,433
Interest and Dividends on Non-taxable Securities	4,274	3,183	2,156
Interest and Dividends on Taxable Securities	9,246	5,938	5,217
Interest on Federal Funds Sold and Due From Banks	127	175	661
Total Interest Income	170,438	149,755	103,467

Interest Expense:
Interest on Deposits	12,183	17,562	19,753
Interest on Borrowings	4,371	4,547	3,516
Total Interest Expense	16,554	22,109	23,269

Net Interest Income	153,884	127,646	80,198

Provision for Loan Losses	8,047	11,435	2,606

Net Interest Income after Provision for Loan Losses	145,837	116,211	77,592

Other Income:
Service Charges on Deposit Accounts	6,813	5,358	4,035
Gain on Sales of Securities	378	135	106
Gain on Sales of Loans	10,117	4,597	230
Other Income	18,474	11,474	6,337
Total Other Income	35,782	21,564	10,708

Other Expenses:
Salaries and Employee Benefits	65,825	57,394	35,126
Occupancy and Equipment Expense	15,750	11,380	7,628
Other Expenses	35,486	32,219	15,694
Total Other Expenses	117,061	100,993	58,448

Income Before Income Taxes	64,558	36,782	29,852

Provision for Income Taxes	12,422	6,788	6,080

Net Income	$52,136	$29,994	$23,772

Earnings Per Share:

Basic	$2.54	$1.65	$1.79
Diluted	$2.53	$1.64	$1.74

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019

Consolidated Net Income	$52,136	$29,994	$23,772

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on AFS Investment Securities	(14,985)	9,783	7,592
Unrealized Gain (Loss) on Share of Equity Method Investments	(336)	228	-
Reclassification Adjustment for Gains on Sale of AFS Included in Net Income	378	135	106
Income Tax Effect	3,138	(2,131)	(1,616)

Other Comprehensive Income (Loss)	(11,805)	8,015	6,082

Consolidated Comprehensive Income	$40,331	$38,009	$29,854

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2018	$13,213	$212,332	$37,982	$(3,469)	$260,058
Comprehensive Income:
Net Income	-	-	23,772	-	23,772
Other Comprehensive Income	-	-	-	6,082	6,082
Cash Dividends Declared, $0.38 Per Share	-	-	(5,054)	-	(5,054)
Stock Issuance	143	1,556	-	-	1,699
Stock Based Compensation Cost	44	1,257	-	-	1,301
Surrendered Shares of Stock Based Compensation	(10)	(198)	-	-	(208)
Stock Repurchase	(111)	(2,442)	-	-	(2,553)
Balances at December 31, 2019	13,279	212,505	56,700	2,613	285,097
Comprehensive Income:
Net Income	-	-	29,994	-	29,994
Other Comprehensive Loss	-	-	-	8,015	8,015
Cash Dividends Declared, $0.40 Per Share	-	-	(7,520)	-	(7,520)
Stock Issuance	7,947	94,097	-	-	102,044
Stock Based Compensation Cost	49	2,404	-	-	2,453
Surrendered Shares of Stock Based Compensation	(173)	(4,148)	-	-	(4,321)
Stock Repurchase	(481)	(5,318)	-	-	(5,799)
Balances at December 31, 2020	20,621	299,540	79,174	10,628	409,963
Comprehensive Income:
Net Income	-	-	52,136	-	52,136
Other Comprehensive Loss	-	-	-	(11,805)	(11,805)
Cash Dividends Declared, $0.46 Per Share	-	-	(9,436)	-	(9,436)
Stock Issuance	262	3,302	-	-	3,564
Stock Based Compensation Cost	97	2,764	-	-	2,861
Surrendered Shares of Options Exercised	(105)	(2,887)	-	-	(2,992)
Stock Repurchase	(475)	(10,448)	-	-	(10,923)
Balances at December 31, 2021	$20,400	$292,271	$121,874	$(1,177)	$433,368

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Consolidated Net Income	$52,136	$29,994	$23,772
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	8,047	11,435	2,606
Depreciation and Amortization	4,163	3,164	1,588
Net Accretion of Purchase Accounting Adjustments	(7,122)	(7,283)	(2,646)
Stock Based Compensation Cost	2,861	2,453	1,093
Net Amortization of Securities	7,021	5,136	1,688
Gain on Sales of Securities	(378)	(135)	(106)
Gain on Sale of SBA PPP Loans	(9,179)	-	-
Income on Other Equity Securities	(2,399)	(2,658)	(1,684)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	1,404	(30)	546
Increase in Cash Value of Life Insurance	(1,396)	(940)	(686)
Deferred Income Tax Expense (Benefit)	586	(58)	336
Gain on Sale of Branch	(492)	-	(581)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	4,298	(10,648)	198
Increase in Other Assets	(3,500)	(2,655)	(318)
Increase (Decrease) in Accrued Interest Payable	(1,145)	(1,694)	159
Increase (Decrease) in Other Liabilities	1,538	3,258	(1,547)
Net Cash Provided by Operating Activities	56,443	29,339	24,418

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(528,059)	(233,566)	(27,223)
Proceeds from Maturities / Sales of Securities Available for Sale	29,945	66,779	25,984
Proceeds from Paydowns of Securities Available for Sale	96,408	73,890	38,678
Net Cash Received (Paid) in Acquisition	(7,256)	106,000	-
Net Cash Paid in Sale of Branch	(13,727)	-	(17,448)
Purchases of Other Equity Securities	(4,438)	(681)	(3,031)
Redemption of Other Equity Securities	2,575	8,577	1,432
Purchase of Life Insurance	(15,928)	-	-
Proceeds from Death Benefit of Cash Value of Life Insurance	1,974	-	-
Proceeds from Sale of SBA PPP Loans	243,607	-	-
Net Increase in Loans	(431,236)	(384,962)	(189,361)
Net Purchases of Premises and Equipment	(3,971)	(2,970)	(3,959)
Loss on Disposal of Premises and Equipment	4	576	774
Proceeds from Sales of Other Real Estate	7,640	3,842	1,400
Net Increase in Federal Funds Sold	(52,892)	(112,780)	(19,536)
Net Cash Used in Investing Activities	(675,354)	(475,295)	(192,290)

(CONTINUED)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Financing Activities:
Net Increase in Deposits	480,124	658,388	73,319
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(2,704)	(48,767)	55,760
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	39,022	(89,198)	38,000
Net Proceeds (Repayments) from Short Term Borrowings	(5,000)	1,369	-
Net Repayments from Long Term Borrowings	(6,000)	(1,797)	-
Proceeds from Issuance of Subordinated Debt	52,500	-	-
Proceeds from Issuance of Common Stock	3,564	3,361	823
Surrendered Shares of Options Exercised	(2,992)	(4,321)	-
Repurchase of Common Stock	(10,923)	(5,799)	(2,553)
Proceeds from Exercise of Stock Warrants	-	-	876
Payment of Dividends on Common Stock	(9,436)	(7,520)	(5,054)
Net Cash Provided by Financing Activities	538,155	505,716	161,171

Net Increase (Decrease) in Cash and Cash Equivalents	(80,756)	59,760	(6,701)

Cash and Cash Equivalents at Beginning of Period	149,131	89,371	96,072

Cash and Cash Equivalents at End of Period	$68,375	$149,131	$89,371

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$13,249	$16,589	$19,616
Interest on Borrowings	$4,450	$4,554	$3,494
Income Tax Payments	$15,711	$5,470	$5,600

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(14,607)	$9,918	$7,698
Change in the Unrealized Gain (Loss) on Share of Equity Method Investments	$(336)	$228	$-
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$3,138	$(2,131)	$(1,616)
Transfer of Loans to Other Real Estate	$1,420	$1,506	$4,102
Transfer of Other Real Estate to Premises and Equipment	$-	$5,900	$-
Acquisitions:
Fair Value of Tangible Assets Acquired	$1,343	$1,330,940	$-
Other Intangible Assets Acquired	4,300	4,211	-
Liabilities Assumed	6	1,241,834	-
Net Identifiable Assets Acquired Over Liabilities Assumed	$5,637	$93,317	$-

Subordinated Debt Issued as Part of Consideration of Smith Shellnut Wilson	$3,927	$-	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations – Summary of Significant Accounting Policies –

The accounting principles followed by Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and Smith Shellnut Wilson, LLC (“SSW”) are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles (“GAAP”) and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in shareholders’ equity and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK, and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and SSW (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana and the Dallas/Fort Worth metroplex. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”), and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

On May 1, 2020, the Company completed the acquisition of Pedestal Bancshares, Inc. (“Pedestal”), and its wholly-owned subsidiary, Pedestal Bank, located in Houma, Louisiana. The Company issued 7,614,506 shares of its common stock to the former shareholders of Pedestal. At May 1, 2020, Pedestal had fair values of approximately $1.3 billion in total assets, $893.3 million in net loans, $1.2 billion in total deposits and $93.3 million in total shareholders’ equity.

On March 22, 2021, the Company, through b1BANK, entered into a definitive agreement to acquire SSW, a registered investment advisor with approximately $3.5 billion in assets under management, specializing in managing investment portfolios for corporations, foundations and individuals. The acquisition of SSW was consummated on April 1, 2021. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities.

COVID-19, a global pandemic, has adversely impacted the broad economy, including most industries and sectors.  The length and depth of the pandemic will ultimately determine the overall financial impact to the Company, but it could impair the ability of the Company’s customers to meet their financial obligations to the Company.  Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company.

In accordance with Financial Accounting Standards Board (“FASB”) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of the Company’s COVID-19 Deferral Assistance Program are not required to be designated as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company also elected to participate in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) during the years ended December 31, 2021 and 2020 and the Federal Reserve’s Main Street Lending Program (“MSLP”) during the year ended December 31, 2020 to assist customers through the pandemic.

Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Critical accounting estimates that are particularly susceptible to significant change for the Company include the determination of the acquired loans and allowance for loan losses and purchase accounting adjustments (other than loans). Other estimates include goodwill, fair value of financial instruments, investment securities and the assessment of income taxes. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in the Company’s markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2021 and 2020.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2021 and 2020.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment. If impaired, the asset is written down to its estimated fair value. Our other intangibles include core deposit intangibles (“CDI”) representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations; and customer-related intangibles representing the value of a customer list consisting of customer contact information acquired through business combination. The Company’s policy is to amortize these intangibles on a straight-line basis over their estimated useful life. Core deposit and customer intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2021 and 2020, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2018. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

Stock Based Compensation

As described in Note 16, the Company has issued stock options, stock grants and restricted stock awards which incorporate stock based compensation. The Company has adopted a fair value based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. Forfeitures are recognized as they occur.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2021, 2020 and 2019, the Company expensed costs of $2.7 million, $1.6 million and $1.5 million, respectively.

Recognition of Revenue from Contracts with Customers

Service charges on deposit accounts, fee and broker commissions, ATM/debit card fee income (including interchange), and transactional income from traditional banking services, are the significant noninterest income sources of revenue from contracts with customers. The Company generally acts in a principal capacity in the performance of these services. The Company’s performance obligations are generally satisfied as the services are rendered and typically do not extend beyond a reporting period. Fees, which are typically billed and collected after services are rendered, are readily determinable and allocated individually to each service. In the normal course of business, the Company does not generally grant refunds for services provided. As such, the Company does not establish provisions for estimated returns.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted in 2021

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

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2021. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

On May 1, 2020, the Company consummated the merger of Pedestal Bancshares, Inc. (“Pedestal”), headquartered in Houma, Louisiana, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of January 22, 2020, by and between the Company and Pedestal (the “Merger”). Also on May 1, 2020, Pedestal’s wholly owned banking subsidiary, Pedestal Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, the Company issued 7,614,506 shares of its common stock to the former shareholders of Pedestal. At April 30, 2020, Pedestal reported $1.4 billion in total assets, $935.8 million in loans and $1.2 billion in deposits.

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

The Company has recorded approximately $515,000 and $9.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the years ended December 31, 2021 and 2020, respectively.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Cash and Cash Equivalents: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Core Deposit Intangible (“CDI”): The fair value for core deposit intangible assets was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, including interest cost, and alternative cost of funds. The CDI is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.

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

The following unaudited supplemental pro forma information is presented to reflect estimated results assuming Pedestal was acquired as of January 1, 2020. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had the acquisition been completed as of January 1, 2020 and should not be considered representative of future operating results.

	For The Year Ended December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Interest Income	$170,438	$170,619
Interest Expense	16,554	24,286
Net Interest Income	153,884	146,333
Provision for Loan Losses	8,047	11,435
Net Interest Income after Provision for Loan Losses	145,837	134,898
Noninterest Income	35,782	26,095
Noninterest Expense	117,061	105,254
Income Before Income Taxes	64,558	55,739
Income Tax Expense	12,422	10,757
Net Income	$52,136	$44,982

Earnings Per Common Share
Basic	$2.54	$2.15
Diluted	$2.53	$2.14

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This pro forma information combines the historical consolidated results of operations of the Company and Pedestal for the periods presented and gives effect to the following adjustments:

Fair value adjustments: Pro forma adjustment of $3.1 million for the year ended December 31, 2020 to record estimated amortization of premiums and accretion of discounts on acquired loans, borrowings, and deposits.

Pedestal’s provision for loan losses: Pro forma adjustment of $700,000 for the year ended December 31, 2020 to eliminate Pedestal’s provision for loan losses. The additional provision for loan loss on new loans was deemed immaterial and not adjusted for in the pro forma information.

Noninterest Expense: Pro forma adjustments include adjustments for the amortization of intangible assets acquired from Pedestal. Nonrecurring acquisition-related expenses of $9.6 million were removed for the year ended December 31, 2020.

Provision for Income Taxes: Pro forma adjustments for the year ended December 31, 2020 included a tax expense adjustment of 21%, as Pedestal was an S-Corp prior to its acquisition by the Company.

On April 1, 2021, the Company consummated the acquisition, through b1BANK, of SSW, headquartered in Ridgeland, Mississippi, pursuant to the terms of the definitive agreement dated as of March 22, 2021. Pursuant to the terms of the agreement, upon consummation of the acquisition, the Company paid $7.3 million in cash and issued $3.9 million in subordinated debt, which is further described in Note 11, to the former owners of SSW. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities. As part of the acquisition, the Company recorded $6.5 million in goodwill and $4.3 million in customer intangibles to be amortized over a 10 year period. The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

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

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$52,136	$29,994	$23,772

Denominator:
Weighted Average Common Shares Outstanding	20,502,249	18,169,599	13,310,577
Dilutive Effect of Stock Options and Restricted Stock Awards	132,032	73,846	360,200
Weighted Average Dilutive Common Shares	20,634,281	18,243,445	13,670,777

Basic Earnings Per Common Share From Net Income Available to Common Shares	$2.54	$1.65	$1.79

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$2.53	$1.64	$1.74

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2021 and 2020.

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,751	$-	$437	$22,314
U.S. Government Agencies	27,867	2	376	27,493
Corporate Securities	45,876	812	106	46,582
Mortgage-Backed Securities	555,528	3,246	6,435	552,339
Municipal Securities	370,421	4,100	2,188	372,333

Total Securities Available for Sale	$1,022,443	$8,160	$9,542	$1,021,061

	December 31, 2020
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$2,567	$5	$-	$2,572
Corporate Securities	38,738	380	5	39,113
Mortgage-Backed Securities	288,373	6,893	247	295,019
Municipal Securities	296,262	6,097	106	302,253
Other Securities	1,440	208	-	1,648

Total Securities Available for Sale	$627,380	$13,583	$358	$640,605

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of securities with gross unrealized losses and fair values at December 31, 2021 and 2020, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,314	$437	$-	$-	$22,314	$437
U.S. Government Agencies	24,980	376	-	-	24,980	376
Corporate Securities	7,350	106	-	-	7,350	106
Mortgage-Backed Securities	407,986	6,108	18,985	327	426,971	6,435
Municipal Securities	145,649	1,872	10,161	316	155,810	2,188

Total Securities Available for Sale	$608,279	$8,899	$29,146	$643	$637,425	$9,542

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Corporate Securities	4,995	5	-	-	4,995	5
Mortgage-Backed Securities	44,680	246	17	1	44,697	247
Municipal Securities	18,421	106	-	-	18,421	106
Other Securities	-	-	-	-	-	-

Total Securities Available for Sale	$68,096	$357	$17	$1	$68,113	$358

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$29,850	$29,934
One to Five Years	182,221	182,293
Over Five to Ten Years	416,781	418,027
Over Ten Years	393,591	390,807

Total Securities Available for Sale	$1,022,443	$1,021,061

Securities available for sale with a fair value of $373.4 million and $301.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2021 and 2020.

There were $593,000, $293,000 and $112,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2021, 2020 and 2019, respectively. There were $215,000, $158,000 and $6,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Equity Securities

The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $5.3 million and $3.4 million, respectively, at December 31, 2021 and 2020. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2021 and 2020. The Company also has investments of $302,000 in The Independent Bankers Bank, $562,000 in Bankers Insurance, LLC, and $2.0 million in First National Bankers Bank at both December 31, 2021 and 2020. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.

Variable interest entities ("VIE") are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest.  The Company has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs.  Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary.  The Company is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs' economic performance.

Additionally, the Bank has invested in certain Small Business Investment Companies (“SBIC”) which includes $1.4 million and $2.0 million in McLarty Capital Partners SBIC, L.P., $2.2 million and $2.0 million in McLarty Capital Partners SBIC II, L.P., $1.7 million and $1.7 million in Bluehenge Capital Secured Debt SBIC, L.P., $37,000 and $25,000 in New Louisiana Angel Fund 2, LLC, $1.0 million and $235,000 in Firmament Capital Partners, SBIC III, $502,000 and $504,000 in Senior Housing Crime Prevention Foundation stock at December 31, 2021 and 2020, respectively. The Bank invested $211,000 in Pharos Capital Partners, IV-A, LP at December 31, 2021. These investments are accounted for utilizing the equity method of accounting.

In 2021, the Company invested in four financial technology (“Fintech”) funds. For the year ended December 31, 2021, the Company invested $60,000 in BankTech Ventures, LP, $161,000 in Jam Fintop Banktech, LP, $989,000 in Ledyard Capital Managers, LLC and $154,000 in Mendon Ventures Banktech Fund I, LP.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Construction and land	$548,528	$403,065
Farmland	87,463	55,883
1-4 family residential	467,699	468,650
Multi-family residential	97,508	95,707
Nonfarm nonresidential	1,144,426	971,603
Commercial	721,385	886,325
Consumer and other	122,599	110,122

Total loans held for investment	3,189,608	2,991,355

Less:
Allowance for loan losses	(29,112)	(22,024)

Net loans	$3,160,496	$2,969,331

SBA PPP loans accounted for $5.4 million and $313.9 million of the commercial loan portfolio as of December 31, 2021 and 2020, respectively. SBA PPP loans accounted for $1.6 million of the consumer loan portfolio as of December 31, 2020. The Company had no SBA PPP outstanding balances in the consumer loan portfolio as of December 31, 2021.

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2021 and 2020.

Net deferred loan origination fees were $7.7 million and $10.2 million at December 31, 2021 and 2020, respectively, and are netted in their respective loan categories above. The majority of the fees, $6.2 million at December 31, 2020 were associated with SBA PPP loans. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2021 and 2020, overdrafts of $2.4 million and $623,000, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $461.8 million and $430.0 million at December 31, 2021 and 2020, respectively. The Company has servicing rights of $1.4 million recorded at both December 31, 2021 and 2020, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at December 31, 2021 includes $379.0 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2021 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $51.2 million and acquired performing loans not accounted for under ASC 310-30 totaling $331.3 million with a related purchase discount of $3.5 million.

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

The following tables set forth, as of December 31, 2021 and 2020, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2021
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning Balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Charge-offs	(28)	(1)	(169)	-	(139)	(830)	(469)	(1,636)
Recoveries	1	2	39	-	99	417	119	677
Provision	941	120	468	(44)	2,465	3,753	344	8,047
Ending Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112

Ending Balance:
Individually evaluated for impairment	$26	$-	$110	$-	$83	$438	$37	$694

Collectively evaluated for impairment	$4,472	$721	$3,681	$774	$9,711	$7,920	$1,139	$28,418

Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending Balance	$548,528	$87,463	$467,699	$97,508	$1,144,426	$721,385	$122,599	$3,189,608

Ending Balance:
Individually evaluated for impairment	$1,358	$74	$3,627	$-	$2,959	$5,514	$289	$13,821

Collectively evaluated for impairment	$546,164	$87,387	$444,934	$97,508	$1,118,836	$708,346	$121,392	$3,124,567

Purchased Credit Impaired	$1,006	$2	$19,138	$-	$22,631	$7,525	$918	$51,220

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

Portfolio Segment Risk Factors

Construction and land include loans to small-to-midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in the Company’s market areas. Risks associated with these loans include fluctuations in the value of real estate, project completion risk and change in market trends. The Company is also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time that the Company funded the loan.

Farmland loans are often for investments related to agricultural businesses and may include construction of facilities. These loans are usually repaid through permanent financing or the cashflow from the borrower’s ongoing operations.

One-to-four family residential include first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. The Company is exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial loans include general commercial and industrial, or C&I, loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in the Company’s target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Commercial loan risk is derived from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.

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

As of December 31, 2021 and 2020, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$400,027	$912	$1,202	$924	$403,065
Farmland	53,874	1,642	-	367	55,883
1-4 family residential	450,702	9,290	4,913	3,745	468,650
Multi-family residential	95,359	320	28	-	95,707
Nonfarm nonresidential	949,245	12,810	3,473	6,075	971,603
Commercial	859,851	16,832	7,325	2,317	886,325
Consumer and other	107,449	1,970	229	474	110,122
Total	$2,916,507	$43,776	$17,170	$13,902	$2,991,355

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of December 31, 2021 and 2020, loan balances outstanding more than 90 days past due and still accruing interest amounted to $222,000 and $1.5 million, respectively. As of December 31, 2021 and 2020, loan balances outstanding on nonaccrual status amounted to $12.9 million and $9.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of December 31, 2021 and December 31, 2020. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$632	$16	$488	$1,136	$547,392	$548,528	$-
Farmland	83	-	-	83	87,380	87,463	-
1-4 family residential	917	534	1,496	2,947	464,752	467,699	107
Multi-family residential	-	-	-	-	97,508	97,508	-
Nonfarm nonresidential	222	627	1,767	2,616	1,141,810	1,144,426	-
Commercial	106	55	4,257	4,418	716,967	721,385	97
Consumer and other	392	144	271	807	121,792	122,599	18
Total	$2,352	$1,376	$8,279	$12,007	$3,177,601	$3,189,608	$222

	December 31, 2020
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$874	$75	$972	$1,921	$401,144	$403,065	$72
Farmland	-	11	289	300	55,583	55,883	-
1-4 family residential	3,162	1,160	1,927	6,249	462,401	468,650	603
Multi-family residential	-	-	-	-	95,707	95,707	-
Nonfarm nonresidential	2,651	1,049	2,514	6,214	965,389	971,603	315
Commercial	2,618	549	1,925	5,092	881,233	886,325	511
Consumer and other	389	33	283	705	109,417	110,122	22
Total	$9,694	$2,877	$7,910	$20,481	$2,970,874	$2,991,355	$1,523

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Receivables on Nonaccrual Status

	December 31,
	2021	2020
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$1,341	$924
Farmland	76	367
1-4 family residential	3,601	2,603
Multi-family residential	-	-
Nonfarm nonresidential	2,614	3,119
Commercial	4,947	1,753
Consumer and other	289	297
Total	$12,868	$9,063

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of December 31, 2021 and December 31, 2020. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $334,000 and $335,000 for the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$68	$70	$27	$27
Farmland	-	-	-	12
1-4 family residential	314	371	110	325
Multi-family residential	-	-	-	-
Nonfarm nonresidential	784	801	83	623
Other Loans:
Commercial	695	836	438	1,217
Consumer and other	91	92	36	80
Total	$1,952	$2,170	$694	$2,284

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,290	$1,356	$-	$1,050
Farmland	74	82	-	150
1-4 family residential	3,313	4,171	-	2,835
Multi-family residential	-	-	-	48
Nonfarm nonresidential	2,175	2,691	-	2,889
Other Loans:
Commercial	4,819	5,211	-	3,882
Consumer and other	198	467	-	184
Total	$11,869	$13,978	$-	$11,038

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,358	$1,426	$27	$1,077
Farmland	74	82	-	162
1-4 family residential	3,627	4,542	110	3,160
Multi-family residential	-	-	-	48
Nonfarm nonresidential	2,959	3,492	83	3,512
Other Loans:
Commercial	5,514	6,047	438	5,099
Consumer and other	289	559	36	264
Total	$13,821	$16,148	$694	$13,322

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

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$133,621
Non-accretable difference (expected losses)	(49,828)
Cash flows expected to be collected at acquisition	83,793
Accretable yield	(9,202)
Basis in acquired loans at acquisition	$74,591

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the year ended December 31, 2021:

Balance at December 31, 2020	$15,853
Transfers from non-accretable difference to accretable yield	5,742
Accretion	(1,770)
Changes in expected cash flows not affecting non-accretable differences	834
Balance at December 31, 2021	$20,659

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2021 and 2020, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had three troubled debt restructurings that had subsequently defaulted in the aggregate amount of $154,000 during the year ended December 31, 2021 and one during the year ended December 31, 2020 in the amount of $34,000. The Company did not modify any loans that were categorized as trouble debt restructurings during the year ended December 31, 2021.  During the year ended December 31, 2020, the Company modified seven loans categorized as trouble debt restructurings with aggregate outstanding balances of $4.0 million immediately prior to and immediately following the modifications.

Through December 31, 2021, the Company had agreed to deferrals due to the effects of the COVID-19 pandemic on approximately 1,600 loans with an aggregate outstanding balance of $522.0 million, of which the majority of modifications occurred in 2020.  As of December 31, 2021, the Company had no loans with outstanding principal balances still in their pandemic-related deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at December 31, 2021.

Payment deferrals with an outstanding principal balance of $829.1 million had been granted as of December 31, 2020, due to the effects of the COVID-19 pandemic.  As of December 31, 2020, the Company had 121 loans with outstanding principal balances of $98.1 million still in their deferral periods, although $94.8 million were interest-only modifications to seasoned, highly rated clients. Under Section 4013 of the CARES Act and based on the interpretive guidance released by the FASB and regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at December 31, 2020.

Accrued interest receivable of $6.0 million and $8.4 million was outstanding as of December 31, 2021 and December 31, 2020, respectively, for all loan deferrals related to the COVID-19 pandemic and Hurricanes Laura and Ida.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2021 and 2020 consist of the following:

	2021	2020
	(Dollars in thousands)
Land	$6,938	$7,091
Buildings and Leasehold Improvements	46,131	46,226
Furniture and Equipment	29,601	27,219
Right of Use Asset	14,304	12,932

Total Bank Premises and Equipment	96,974	93,468

Less: Accumulated Depreciation	(38,819)	(34,875)

Total Bank Premises and Equipment, net	$58,155	$58,593

The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $4.2 million, $3.2 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was recorded in acquisitions during the years ended December, 31, 2021, 2020, 2018 and 2015. The carrying amount of goodwill as of December 31, 2021 and 2020 was $59.9 million and $53.9 million, respectively. The increase of $6.0 million in goodwill was the result of the acquisition of SSW in 2021 which added $6.5 million, offset with $271,000 in adjustments from the Pedestal acquisition and the sale of the Oak Grove branch which also reduced goodwill in the amount of $168,000. The Company performed the required annual goodwill impairment test as of October 1, 2021. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2021.

Core deposit and customer intangible assets were acquired in conjunction with the business combinations. A summary of the core deposit and customer intangible assets as of December 31, 2021 and 2020 is as follows:

	2021	2020
	(Dollars in thousands)

Gross Carrying Amount	$13,128	$8,917
Acquired in Pedestal Acquisition	-	4,211
Acquired in SSW Acquisition	4,300	-
Adjustment for Sale of Branch	(203)	-
Less: Accumulated Amortization	(5,022)	(3,394)

Net Carrying Amount	$12,203	$9,734

Amortization expense on the core deposit and customer intangible assets totaled approximately $1.6 million, $1.2 million and $905,000 during the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2022	$1,713
2023	1,713
2024	1,713
2025	1,505
2026	1,436
Thereafter	4,123

Total Core Deposit and Customer Intangible	$12,203

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deposits –

Deposit accounts at December 31, 2021 and 2020 are summarized as follows:

	2021	2020
	(Dollars in thousands)
Noninterest Bearing - DDA	$1,291,036	$1,164,139

Noninterest Bearing Deposits	1,291,036	1,164,139

Interest Bearing - DDA	198,622	178,999
NOW and Super NOW Accounts	581,449	509,501
Money Market Accounts	995,699	702,512
Savings Accounts	317,821	251,297
Certificates of Deposit Over $250,000	197,273	219,580
Other Certificates of Deposit	495,383	590,651

Interest Bearing Deposits	2,786,247	2,452,540

Total Deposits	$4,077,283	$3,616,679

Approximately 79.2% of certificates of deposit as of December 31, 2021 have stated maturity dates during 2022 and the remaining 20.8% have stated maturity dates during 2023 and beyond.

At December 31, 2021 and 2020, total deposits for the top three customer relationships was approximately $162.0 million and $158.7 million, respectively, which represented 4.0% and 4.4% of total deposits, respectively. Brokered and reciprocal deposits were approximately $282.8 million and $267.6 million at December 31, 2021 and 2020, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $92.6 million and $87.9 million at December 31, 2021 and 2020, respectively. Other public fund deposits were approximately $493.2 million and $382.4 million at December 31, 2021 and 2020, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Borrowings –

The Bank had outstanding advances from the FHLB of $82.0 million and $43.0 million at December 31, 2021 and 2020, respectively, consisting of:

One fixed rate loan of $23.0 million at December 31, 2021 and 2020, with interest at 1.59% paid monthly. Principal is due at maturity in June 2024.

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at December 31, 2021 was $59.0 million with interest at 0.89%. Monthly principal and interest payments are due monthly and the loan matures in November 2026.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.42% paid monthly. Principal was due and paid at maturity in January 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.63% paid monthly. Principal was due and paid at maturity in February 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.90% paid monthly. Principal was due and paid at maturity in June 2021.

One fixed rate loan of $5.0 million at December 31, 2020, with interest at 2.03% paid monthly. Principal was due and paid at maturity in October 2021.

These advances are collateralized by the Company’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $1.3 billion at December 31, 2021 with unused availability for advances and letters of credit of approximately $1.0 billion.

As a result of the acquisition of Pedestal, the Company assumed the outstanding FHLB advances of Pedestal Bank. These advances were recorded at fair value as of acquisition, which totaled $39.2 million, and resulted in a market value adjustment of $1.2 million which was accreted over the life of the respective advances as a reduction of interest expense on borrowings. The unaccreted market value adjustment totaled $145,000 at December 31, 2020 and no unaccreted market value adjustment at December 31, 2021. In December 2020, the Company extinguished $74.0 million in FHLB advances resulting in loss on early extinguishment of debt of $2.4 million, which is included in other expenses.

The Company has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2021 and 2020 were $154.0 million and $126.0 million, respectively. There was no balance on these lines at December 31, 2021 and 2020.

The Company has a line of credit with First National Bankers Bank (“FNBB”) and is allowed to borrow on a revolving basis up to $5.0 million. This line of credit, established on November 3, 2021, is secured by a pledge of and security interest in the common stock of the Bank. The Company did not have a balance on the line of credit at December 31, 2021. The line of credit carries a variable interest rate equal to the Wall Street Journal Prime Rate with a minimum rate of 3.50%, and matures in November 2022. This FNBB line was established for general corporate purposes.

The Company had a line of credit with FNBB and was allowed to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of the Bank. The Company had an outstanding balance for the full line amount of $5.0 million at December 31, 2020. The line of credit carried a variable interest rate equal to the Wall Street Journal Prime Rate and matured and paid in full in January 2021. This FNBB line was established for the purpose of repurchasing shares of the Company’s common stock from certain of its shareholders and for general corporate purposes.

The Company acquired a $7.0 million note payable with FNBB from Pedestal of which $6.0 million was outstanding at December 31, 2020. The note was payable in annual principal installments of $1.0 million and was repaid in full in March 2021. The note carried a variable interest rate equal to the Wall Street Journal Prime Rate, adjusted quarterly, with a minimum rate of 4.00%. Interest payments were due quarterly.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2021 and 2020 was $25.0 million. The subordinated notes were issued for the purpose of paying off the long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

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

On March 26, 2021, the Company issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The subordinated notes were issued to provide additional capital support to the Bank, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, repayment of existing Company borrowings, and for other general corporate purposes. The subordinated notes are redeemable by the Company at its option beginning in 2026.

On April 1, 2021, the Company, through b1BANK, consummated the acquisition of SSW as discussed in Note 3. Under the terms of the acquisition, the Company issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The subordinated notes are redeemable by the Company at its option beginning in 2026.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2021 and 2020, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 0.5% to 4.5% and maturity dates ranging from 2022 to 2040. The related liability to repurchase these securities was $19.1 million and $21.8 million at December 31, 2021 and 2020, respectively.

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
Provision for Current Taxes - Federal	$13,008	$6,730	$6,416
Provision (Credit) for Deferred Taxes	(586)	58	(336)

Total Provision for Income Taxes	$12,422	$6,788	$6,080

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
Federal Statutory Income Tax	$13,557	$7,720	$6,269
Tax Exempt Income	(815)	(608)	(556)
Stock Based Compensation	(220)	(730)	-
Goodwill Write-off for Branch Sale	35	-	216
Other - Net	(135)	406	151

Total Provision for Income Taxes	$12,422	$6,788	$6,080

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities are as follows:

	2021	2020
	(Dollars in thousands)
State NOL	$1,642	$1,235
State NOL Valuation Allowance	(1,642)	(1,235)
Unrealized Loss on Securities	290	-
Acquired Loans Fair Market Value Adjustment	5,790	7,472
Allowance for Loan Losses	6,114	4,625
Right of Use Asset	3,004	2,716
Deferred Compensation	1,346	1,216
Other	1,626	1,247

Deferred Tax Assets	18,170	17,276

Unrealized Gain on Securities	-	2,777
Lease Liability	3,004	2,716
Core Deposit Intangible	2,562	2,044
Depreciation	1,802	2,022
Acquired Securities Difference in Basis	1,716	988
Other	264	871

Deferred Tax Liabilities	9,348	11,418

Net Deferred Tax Asset	$8,822	$5,858

The Company acquired certain deferred tax attributes and liabilities as a result of a merger during 2015, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2021 the NOL carryforward was $86,000 and expires in 2033. The AMT credit carryforward was exhausted in 2019.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020:

	2021	2020
	(Dollars in thousands)
Unrealized Gains (Losses) on AFS Securities and Equity Method Investments:

Balance at Beginning of Year	$10,628	$2,613

Other Comprehensive Income on AFS Securities
Before Reclassifications - Net of Tax	(11,838)	7,728
Other Comprehensive Income on Equity Method Investments	(266)	180
Reclassification Adjustment for Gains
Realized - Net of Tax	299	107

Other Comprehensive Income (Loss)	(11,805)	8,015

Balance at End of Year	$(1,177)	$10,628

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.46 per share and $0.40 per share for the years ended December 31, 2021 and 2020, respectively, based upon quarterly financial performance.

Common Stock Repurchase Plan

On December 13, 2018, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $15.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program was effective for a period of 24 months. The stock repurchase program did not obligate the Company to repurchase any shares of its common stock. The Company repurchased $5.0 million, $2.5 million and $0 of shares for the years ended December 31, 2020, 2019 and 2018, respectively. This plan was terminated on October 22, 2020.

On October 22, 2020, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program expired on December 31, 2021. The stock repurchase program did not obligate the Company to repurchase any shares of its common stock. The Company repurchased $10.9 million and $798,000 of shares for the years ended December 31, 2021 and 2020, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2021 and 2020, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, each of the Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the year ended December 31, 2021, each of the Company and the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. For the year ended December 31, 2020, the Company elected to adopt the community bank leverage ratio (“CBLR”) regulatory framework, which allows the Company and the Bank to be categorized as well capitalized based on a single capital ratio, the CBLR. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2021 and 2020.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$478,794	11.94%	$320,715	8.00%	$400,894	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	367,431	9.17%	240,537	6.00%	320,715	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	362,431	9.04%	180,402	4.50%	260,581	6.50%
Tier 1 Leveraged Capital (to Average Assets)	367,431	8.14%	180,604	4.00%	225,755	5.00%

December 31, 2020:

Total Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
CBLR	$340,715	8.79%	$310,151	8.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
b1BANK	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$468,834	11.71%	$320,411	8.00%	$400,514	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	438,898	10.96%	240,308	6.00%	320,411	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	438,898	10.96%	180,231	4.50%	260,334	6.50%
Tier 1 Leveraged Capital (to Average Assets)	438,898	9.73%	180,453	4.00%	225,566	5.00%

December 31, 2020:

Total Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	N/A	N/A	N/A	N/A	N/A	N/A
CBLR	$358,083	9.24%	$310,091	8.00%	N/A	N/A

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. The Plan has reserved 500,000 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2021, 275,334 awards have been granted under the Plan, and 224,666 shares of common stock remain available for grant.

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

During the years ended December 31, 2021, 2020 and 2019, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognized $2.6 million, $2.4 million and $1.0 million in compensation costs related to restricted stock awards. At December 31, 2021, 2020 and 2019, respectively, unrecognized share-based compensation associated with these awards totaled $2.4 million, $1.6 million and $1.7 million. The $2.4 million of unrecognized share-based compensation at December 31, 2021 is expected to be recognized over a weighted average period of 2.0 years.

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	53,756	$24.49	39,971	$22.64	31,002	$19.58
Granted	111,687	20.73	60,635	24.79	39,994	23.96
Forfeited	(989)	24.11	-	-	(530)	19.47
Earned and Issued	(70,209)	22.43	(46,850)	23.09	(30,495)	21.31

Balance, at End of Period	94,245	$21.60	53,756	$24.49	39,971	$22.64

Stock Grants

During the years ended December 31, 2021, 2020 and 2019, the Company issued a total of 7,301 shares, 4,500 and 4,440 shares of common stock, respectively, to non-employee directors as compensation for their board service. The shares were issued with weighted average grant date fair values of $23.35 per share for the year ended December 31, 2021, $14.87 per share for the year ended December 31, 2020, and $23.96 per shares for the year ended December 31, 2019. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. These grants resulted in accrued director fees expense of $276,000, $57,000 and $197,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Compensation expense recognized as a result of vesting was approximately $3,000 and $77,000 for the years ended December 31, 2020 and 2019, respectively. There was no compensation expense recognized as a result of vesting for the year ended December 31, 2021.

The Company used the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2016. There were no share-based awards for the years ended December 31, 2021, 2020 and 2019, respectively, since the Plan expired December 22, 2016.

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2021		2020		2019
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	385,300	$14.67	725,300	$12.55	780,080	$12.74
Granted	-	-	-	-	-	-
Exercised	(261,753)	13.62	(330,000)	10.00	(54,780)	15.28
Forfeited or Expired	(10,000)	15.00	(10,000)	15.00	-	-

Outstanding Options, at End of Period	113,547	$17.06	385,300	$14.67	725,300	$12.55

Exercisable, at End of Period	113,547	$17.06	385,300	$14.67	724,300	$12.55

At December 31, 2021, options for 113,547 shares at a weighted average exercise price of $17.06 were vested and exercisable, and there were no nonvested options or unrecognized compensation costs related to these options which is expected to be recognized over a period of one year. The aggregate intrinsic value of both exercisable and outstanding awards at December 31, 2021 and 2020 is $1.3 million and $2.2 million with a weighted average remaining contractual life of 3.3 years and 1.6 years, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $1.8 million, $1.4 million and $967,000 and is included in salaries and employee benefits for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2021 and 2020, the Company had recorded accrued liabilities of $2.6 million and $2.7 million, respectively. The expense related to the deferred compensation agreements was $408,000, $285,000 and $256,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 18 – Other Income and Expenses –

An analysis of Other Income is as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
Debit Card and ATM Fee Income	$6,199	$4,320	$1,847
Cash Value of Life Insurance Income	1,976	940	687
Fees and Brokerage Commissions	5,015	970	73
Pass-Through Income from SBIC Partnerships	2,615	2,538	1,553
Other	2,669	2,706	2,177

Total Other Income	$18,474	$11,474	$6,337

An analysis of Other Expenses is as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(Dollars in thousands)
Business Development	$2,712	$1,605	$1,535
Communications	1,976	1,969	1,063
Ad Valorem Shares Tax	2,499	2,348	1,423
Data Processing Fees	8,137	5,506	2,049
Directors' Fees	790	464	570
Insurance	1,091	718	347
Legal and Professional Fees	2,679	2,118	1,319
Office Supplies and Printing	1,131	884	670
Regulatory Assessments	2,440	1,785	389
Taxes and Licenses	120	84	88
Merger and Conversion Costs	515	3,978	330
Other	11,396	10,760	5,911

Total Other Expenses	$35,486	$32,219	$15,694

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.0 billion and standby and commercial letters of credit of approximately $35.3 million at December 31, 2021.

Note 20 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East and West Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne, Jefferson, Webster, Richland and adjacent parishes, and the Dallas / Fort Worth, Texas metroplex. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 7. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $1.1 billion and $971.6 million, which accounted for 35.9% and 32.5% of total loans held for investment at December 31, 2021 and 2020, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $548.5 million and $403.1 million, respectively; these loans represented 17.2% and 13.5% of total loans held for investment at December 31, 2021 and 2020, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.8 million, $2.6 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had a weighted average lease term of 7.2 years and 7.8 years and a weighted average discount rate of 2.64% and 2.89% as of December 31, 2021 and 2020, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2022	$2,587
2023	2,413
2024	2,109
2025	1,990
2026	1,849
2026 and Thereafter	4,748

Total Future Minimum Lease Payments	15,696

Less Imputed Interest	(1,392)

Present Value of Lease Liabilities	$14,304

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

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (“McLarty”), McLarty Capital Partners SBIC II, L.P. (“McLarty II”), Bluehenge Capital Secured Debt SBIC, L.P. (“Bluehenge”), New Louisiana Angel Fund 2, LLC (“New Louisiana”), Firmament Capital Partners SBIC III, L.P. (“Firmament”) and Pharos Captial Partners IV-A, L.P. (“Pharos”); details of these commitments at December 31, 2021 are below.

	Total Capital		Remaining Unfunded
	Commitment	Capital Called	Capital Commitment
McLarty	$2,000	$1,802	$198
McLarty II	2,500	2,222	278
Bluehenge	1,500	1,387	113
New Louisiana	50	38	12
Firmament	2,500	1,042	1,458
Pharos	250	235	15
	$8,800	$6,726	$2,074

Fintech Fund Commitment

In 2021, the Company has agreed to invest in certain Fintech funds. Details of these commitments at December 31, 2021 are below.

	Total Capital		Remaining Unfunded
	Commitment	Capital Called	Capital Commitment
BankTech Ventures, LP	$500	$60	$440
Jam Fintop BankTech, LP	1,000	173	827
Ledyard Capital Managers, LLC	1,000	1,000	-
Mendon Ventures Banktech Fund I, LP	1,500	154	1,346
	$4,000	$1,387	$2,613

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $223.9 million and $170.2 million at December 31, 2021 and 2020, respectively. The outstanding letters of credit as of December 31, 2021 are as follows:

Eight letters of credit totaling $105.1 million expire in January 2022.

One letter of credit of $300,000 expires in March 2022.

One letter of credit of $194,000 expires in April 2022.

One letter of credit of $519,000 expires in July 2022.

One letter of credit of $157,000 expires in August 2022.

Two letters of credit of $431,000 expire in November 2022.

Four letters of credit totaling $94.3 million expire in December 2022.

One letter of credit of $22.8 million expires in April 2024.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $27.8 million and $33.2 million at December 31, 2021 and 2020, respectively.

Related party deposits totaled $43.8 million and $40.2 million as of December 31, 2021 and 2020, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2021
Available for Sale:
U.S. Treasury Securities	$22,314	$-	$22,314	$-
U.S. Government Agency Securities	27,493	-	27,493	-
Corporate Securities	46,582	-	26,582	20,000
Mortgage-Backed Securities	552,339	-	552,339	-
Municipal Securities	372,333	-	348,243	24,090
Mortgage Loans Held for Sale	1,200	-	1,200	-
Servicing Rights	1,775	-	1,775	-

Total	$1,024,036	$-	$979,946	$44,090

December 31, 2020
Available for Sale:
U.S. Government Agency Securities	$2,572	$-	$2,572	$-
Corporate Securities	39,113	-	21,959	17,154
Mortgage-Backed Securities	295,019	-	295,019	-
Municipal Securities	302,253	-	274,067	28,186
Other Securities	1,648	-	1,648	-
Mortgage Loans Held for Sale	969	-	969	-
Servicing Rights	1,439	-	1,439	-

Total	$643,013	$-	$597,673	$45,340

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

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2021
Assets:
Impaired Loans	$18,749	$-	$-	$18,749
Other Nonperforming Assets	1,427	-	-	1,427

Total	$20,176	$-	$-	$20,176

December 31, 2020
Assets:
Impaired Loans	$11,755	$-	$-	$11,755
Other Nonperforming Assets	9,453	-	-	9,453

Total	$21,208	$-	$-	$21,208

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	December 31, 2021				December 31, 2020
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(20%)	10%	to	100%	(19%)

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

Cash Value of Bank-Owned Life Insurance (“BOLI") – The carrying amount approximates its fair value.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2021 and 2020 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2021
Financial Assets:
Cash and Short-Term Investments	$295,419	$295,419	$295,419	$-	$-
Securities	1,021,061	1,021,061	-	976,971	44,090
Mortgage Loans Held for Sale	1,200	1,200	-	1,200	-
Loans - Net	3,160,496	3,121,433	-	-	3,121,433
Servicing Rights	1,403	1,775	-	1,775	-
Cash Value of BOLI	60,380	60,380	-	60,380	-
Other Equity Securities	16,619	16,619	-	-	16,619

Total	$4,556,578	$4,517,887	$295,419	$1,040,326	$3,182,142

Financial Liabilities:
Deposits	$4,077,283	$4,078,558	$-	$-	$4,078,558
Borrowings	187,590	195,998	-	195,998	-

Total	$4,264,873	$4,274,556	$-	$195,998	$4,078,558

December 31, 2020
Financial Assets:
Cash and Short-Term Investments	$323,283	$323,283	$323,283	$-	$-
Securities	640,605	640,605	-	595,265	45,340
Mortgage Loans Held for Sale	969	969	-	969	-
Loans - Net	2,969,331	2,969,619	-	-	2,969,619
Servicing Rights	1,439	1,439	-	1,439	-
Cash Value of BOLI	45,030	45,030	-	45,030	-
Other Equity Securities	12,693	12,693	-	-	12,693

Total	$3,993,350	$3,993,638	$323,283	$642,703	$3,027,652

Financial Liabilities:
Deposits	$3,616,679	$3,623,253	$-	$-	$3,623,253
Borrowings	105,990	127,171	-	127,171	-

Total	$3,722,669	$3,750,424	$-	$127,171	$3,623,253

Note 25 – Litigation and Contingencies –

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 26 – Subsequent Events –

On October 20, 2021, the Company entered into a definitive agreement to acquire Texas Citizens Bancshares, Inc. (“TCBI”), the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. As of December 31, 2021, TCBI had consolidated total assets of $547.2 million, loans of $359.1 million and deposits of $482.8 million. The Company acquired TCBI on March 1, 2022.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020
Assets:

Cash	$1,322	$13,160
Investment in Subsidiaries	509,835	432,331
Fintech Funds	1,364	-
Other Assets	7,467	5,747

Total Assets	$519,988	$451,238

Liabilities:
Accrued Interest Payable	$-	$81
Short Term Borrowings	20	5,020
Long Term Borrowings	-	6,000
Subordinated Debt	81,427	25,000
Subordinated Debt - Trust Preferred Securities	5,155	5,155
Other Liabilities	18	19

Total Liabilities	86,620	41,275

Shareholders' Equity:

Common Stock	20,400	20,621
Additional Paid-in Capital	292,271	299,540
Retained Earnings	121,874	79,174
Accumulated Other Comprehensive Income	(1,177)	10,628

Total Shareholders' Equity	433,368	409,963

Total Liabilities and Shareholders' Equity	$519,988	$451,238

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands)

	2021	2020	2019
Income:
Dividend Income From Subsidiaries	$13,000	$24,295	$-
Interest Income	5	5	45
Expenses:
Interest Expense	3,793	2,135	1,688
Other Operating Expenses	4,374	5,943	2,138

Income (Loss) before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	4,838	16,222	(3,781)

Income Tax Benefit	(1,916)	(1,905)	(783)

Income (Loss) before Equity in Undistributed Net Income of Subsidiaries	6,754	18,127	(2,998)

Equity in Undistributed Net Income of Subsidiaries	45,382	11,867	26,770

Net Income	$52,136	$29,994	$23,772

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 26, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 11. Executive Compensation.

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 26, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 26, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 26, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 26, 2022, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021. The Independent Registered Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Fort Worth, TX.

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

2.4

Agreement and Plan of Reorganization, dated October 20, 2021, by and between Business First Bancshares, Inc., and Texas Citizens Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 20, 2021).

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

10.1 +

Amended and Restated Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated November 6, 2019 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

10.3 +

Change in Control Agreement, dated November 6, 2019, between Business First Bank and Gregory Robertson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

10.4 +

Change in Control Agreement, dated November 6, 2019, between Business First Bank and Philip Jordan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

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

10.11 +

Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form S-4 Registration Statement filed by Business First Bancshares, Inc. on February 5, 2015).

10.12 +

Business First, Amendment No. 2 to Warrant Agreement, dated February 1, 2016 (incorporated by reference to Exhibit 10.10 included in the Company’s Annual Report on Form 10-K, dated as of December 31, 2015 and filed March 21, 2016).

10.13 +

Business First Bancshares, Inc., 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.9 included in the Annual Report on Form 10-K filed by Business First Bancshares, Inc., dated as of December 31, 2017 and filed March 21, 2018).

10.14 +

Supplemental Executive Retirement Plan, adopted as of August 1, 2009, by Business First Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021).

10.15 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Gregory Robertson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021).

10.16 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and David R. Melville, III (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 5, 2021).

10.17 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and Philip Jordan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 5, 2021).

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

BUSINESS FIRST BANCSHARES, INC.

March 1, 2022	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2022.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 1, 2022
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 1, 2022
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Drew C. Brees	Director	March 1, 2022
Drew C. Brees

By	/s/ James J. Buquet, III	Director	March 1, 2022
James J. Buquet, III

By:	/s/ Carol M. Calkins	Director	March 1, 2022
Carol M. Calkins

By:	/s/ Ricky D. Day	Director	March 1, 2022
Ricky D. Day

By:	/s/ John Ducrest	Director	March 1, 2022
John Ducrest

By:	/s/ Mark P. Folse	Director	March 1, 2022
Mark P. Folse

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 1, 2022
Robert S. Greer, Jr.

By:	/s/ J. Vernon Johnson	Director	March 1, 2022
J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	March 1, 2022
Rolfe H. McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 1, 2022
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 1, 2022
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 1, 2022
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director	March 1, 2022
Arthur J. Price

By:	/s/ Kenneth Smith	Director	March 1, 2022
Kenneth Smith

By:	/s/ Keith A. Tillage	Director	March 1, 2022
Keith A. Tillage

By:	/s/ Steven G. White	Director	March 1, 2022
Steven G. White