Form 10-Q
period 2022-03-31
Business First Bancshares, Inc.
filed 2022-05-04
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, the issuer has outstanding 22,564,607 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2022	December 31,
	(Unaudited)	2021
ASSETS
Cash and Due from Banks	$282,074	$68,375
Federal Funds Sold	67,822	227,044
Securities Available for Sale, at Fair Values	961,358	1,021,061
Mortgage Loans Held for Sale	1,354	1,200
Loans Held for Sale	13,559	-
Loans and Lease Receivable, Net of Allowance for Loan Losses of $29,245 at March 31, 2022 and $29,112 at December 31, 2021	3,719,253	3,160,496
Premises and Equipment, Net	63,003	58,155
Accrued Interest Receivable	20,146	19,597
Other Equity Securities	23,034	16,619
Other Real Estate Owned	1,369	1,427
Cash Value of Life Insurance	72,896	60,380
Deferred Taxes	23,040	8,822
Goodwill	89,911	59,894
Core Deposit and Customer Intangible	15,617	12,203
Other Assets	7,799	11,105
Total Assets	$5,362,235	$4,726,378

LIABILITIES
Deposits:
Noninterest Bearing	$1,544,197	$1,291,036
Interest Bearing	3,113,541	2,786,247
Total Deposits	4,657,738	4,077,283
Securities Sold Under Agreements to Repurchase	23,345	19,121
Short Term Borrowings	20	20
Federal Home Loan Bank Borrowings	79,957	82,022
Subordinated Debt	111,209	81,427
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	895	1,354
Other Liabilities	27,234	26,783
Total Liabilities	4,905,398	4,293,010

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 22,564,607 and 20,400,349 Shares Issued and Outstanding at March 31, 2022 and December 31, 2021, respectively	22,565	20,400
Additional Paid-in Capital	345,858	292,271
Retained Earnings	128,168	121,874
Accumulated Other Comprehensive Income (Loss)	(39,754)	(1,177)
Total Shareholders' Equity	456,837	433,368
Total Liabilities and Shareholders' Equity	$5,362,235	$4,726,378

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2022	2021
Interest Income:
Interest and Fees on Loans	$40,183	$41,419
Interest and Dividends on Non-taxable Securities	1,044	1,045
Interest and Dividends on Taxable Securities	2,800	1,757
Interest on Federal Funds Sold and Due From Banks	95	41
Total Interest Income	44,122	44,262
Interest Expense:
Interest on Deposits	2,263	3,243
Interest on Borrowings	1,384	718
Total Interest Expense	3,647	3,961
Net Interest Income	40,475	40,301
Provision for Loan Losses	1,617	3,359
Net Interest Income after Provision for Loan Losses	38,858	36,942
Other Income:
Service Charges on Deposit Accounts	1,805	1,567
Loss on Sales of Securities	(31)	(5)
Gain (Loss) on Sales of Loans	65	(21)
Other Income	4,057	3,307
Total Other Income	5,896	4,848
Other Expenses:
Salaries and Employee Benefits	19,703	14,926
Occupancy and Equipment Expense	4,413	3,717
Other Expenses	9,604	8,085
Total Other Expenses	33,720	26,728
Income Before Income Taxes	11,034	15,062
Provision for Income Taxes	2,303	2,733
Net Income	$8,731	$12,329
Earnings Per Share:
Basic	$0.42	$0.60
Diluted	$0.41	$0.59

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For The Three Months Ended March 31,
	2022	2021
Consolidated Net Income	$8,731	$12,329

Other Comprehensive Income (Loss):
Unrealized Loss on Investment Securities	(48,985)	(7,138)
Unrealized Gain (Loss) on Share of Other Equity Investments	(25)	1,493
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	31	5
Income Tax Effect	10,402	1,185
Other Comprehensive Income (Loss)	(38,577)	(4,455)
Consolidated Comprehensive Income (Loss)	$(29,846)	$7,874

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	12,329	-	12,329
Other Comprehensive Income (Loss)	-	-	-	(4,455)	(4,455)
Cash Dividends Declared, $0.10 Per Share	-	-	(2,062)	-	(2,062)
Stock Issuance	115	1,317	-	-	1,432
Surrendered Shares of Options Exercised	(15)	(323)	-	-	(338)
Stock Based Compensation Cost	116	379	-	-	495
Stock Repurchase	(32)	(631)	-	-	(663)
Balances at March 31, 2021	$20,805	$300,282	$89,441	$6,173	$416,701

Balances at December 31, 2021	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	8,731	-	8,731
Other Comprehensive Income (Loss)	-	-	-	(38,577)	(38,577)
Cash Dividends Declared, $0.12 Per Share	-	-	(2,437)	-	(2,437)
Stock Issuance	2,070	52,925	-	-	54,995
Stock Based Compensation Cost	95	662	-	-	757
Balances at March 31, 2022	$22,565	$345,858	$128,168	$(39,754)	$456,837

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Consolidated Net Income	$8,731	$12,329
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,617	3,359
Depreciation and Amortization	1,110	1,030
Net Accretion of Purchase Accounting Adjustments	(552)	(3,021)
Stock Based Compensation Cost	757	495
Net Amortization of Securities	1,703	1,778
Loss on Sales of Securities	31	5
(Gain) Loss on Sale of Loans	(65)	21
Income on Other Equity Securities	(12)	(66)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(8)	165
Increase in Cash Value of Life Insurance	(370)	(318)
Deferred Income Tax Expense (Benefit)	(345)	1,507
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	2,054	(2,015)
(Increase) Decrease in Other Assets	5,587	(622)
Decrease in Accrued Interest Payable	(678)	(558)
Increase (Decrease) in Other Liabilities	(98)	3,969
Net Cash Provided by Operating Activities	19,462	18,058

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(46,314)	(122,981)
Proceeds from Maturities / Sales of Securities Available for Sale	26,351	11,023
Proceeds from Paydowns of Securities Available for Sale	29,348	22,423
Net Cash Received in Acquisition	163,460	-
Purchases of Other Equity Securities	(386)	(85)
Redemption of Other Equity Securities	35	1,753
Purchase from Purchase of Life Insurance	-	(15,000)
Net Increase in Loans	(236,533)	(49,969)
Net Purchases of Premises and Equipment	(3,899)	(368)
Loss on Disposal of Premises and Equipment	717	-
Proceeds from Sales of Other Real Estate	196	983
Net Decrease in Federal Funds Sold	159,222	68,557
Net Cash Provided by (Used in) Investing Activities	92,197	(83,664)

(CONTINUED)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows From Financing Activities:
Net Increase in Deposits	103,241	242,269
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	4,224	(406)
Net Repayments on Federal Home Loan Bank Borrowings	(2,940)	(10,000)
Net Repayments from Short Term Borrowings	-	(5,000)
Net Repayments from Long Term Borrowings	-	(6,000)
Proceeds from Issuance of Subordinated Debt	-	52,500
Net Proceeds (Expense) from Issuance of Common Stock	(48)	1,432
Surrendered Shares of Options Exercised	-	(338)
Repurchase of Common Stock	-	(663)
Payment of Dividends on Common Stock	(2,437)	(2,062)
Net Cash Provided by Financing Activities	102,040	271,732
Net Increase (Decrease) in Cash and Cash Equivalents	213,699	206,126
Cash and Cash Equivalents at Beginning of Period	68,375	149,131
Cash and Cash Equivalents at End of Period	$282,074	$355,257

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$2,771	$3,736
Interest on Borrowings	$1,335	$783
Income Tax Payments	$12	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(48,954)	$(7,133)
Change in the Unrealized Gain (Loss) on Equity Securities	$(25)	$1,493
Change in Deferred Tax Effect on the Unrealized Loss on Securities Available for Sale	$10,402	$1,185
Transfer of Loans to Other Real Estate	$130	$948
Acquisitions:
Fair Value of Tangible Assets Acquired	$530,353	$-
Other Intangible Assets Acquired	3,875	-
Liabilities Assumed	509,202	-
Net Identifiable Assets Acquired Over Liabilities Assumed	$25,026	$-

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and Smith Shellnut Wilson, LLC. The Bank operates out of branch locations in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions, State of Louisiana, and the Federal Deposit Insurance Corporation, and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2021.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2022. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

Note 3 – Mergers and Acquisitions –

Texas Citizens Bancorp, Inc.

On March 1, 2022, the Company consummated the merger of Texas Citizens Bancorp, Inc. (“TCBI”), headquartered in Pasadena, Texas, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of October 20, 2021, by and between the Company and TCBI (the “Merger”). Also on March 1, 2022, TCBI’s wholly-owned banking subsidiary, Texas Citizens Bank, National Association, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, the Company issued 2,069,532 shares of its common stock to the former shareholders of TCBI. At February 28, 2022, TCBI reported $534.2 million in total assets, $349.5 million in loans and $477.2 million in deposits.

The following table reflects the consideration paid for TCBI’s net assets and the identifiable assets purchased and liabilities assumed at their fair values as of March 1, 2022.  The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Cost and Allocation of Purchase Price for Texas Citizens Bancorp, Inc. (TCBI):
(Dollars in thousands, except per share data)

Purchase Price:
Shares Issued to TCBI's Shareholders on March 1, 2022	2,069,532
Closing Stock Price on February 28, 2022	$26.19
Total Stock Issued	$54,201
Other Consideration, Including Equity Awards	842
Total Purchase Price	$55,043
Net Assets Acquired:
Cash and Cash Equivalents	$163,460
Securities Available for Sale	370
Loans and Leases Receivable	336,699
Premises and Equipment, Net	2,776
Cash Value of Life Insurance	12,146
Core Deposit Intangible	3,875
Other Assets	14,902
Total Assets	534,228

Deposits	477,256
Borrowings	30,708
Other Liabilities	1,238
Total Liabilities	509,202
Net Assets Acquired	25,026
Goodwill Resulting from Merger	$30,017

The Company has recorded approximately $811,000 and $515,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2022 and year ended December 31, 2021.

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

Borrowings: Fair values for borrowings were based on estimated market rates over the remaining terms of the subordinated debt issuances.

Pro forma tables for TCBI were impractical to include due to the cost versus benefit of including such disclosures.

Smith Shellnut Wilson, LLC

On April 1, 2021, the Company consummated the acquisition, through b1BANK, of Smith Shellnut Wilson, LLC (“SSW”), headquartered in Ridgeland, Mississippi, pursuant to the terms of the definitive agreement dated as of March 22, 2021. Pursuant to the terms of the agreement, upon consummation of the acquisition, the Company paid $7.3 million in cash and issued $3.9 million in subordinated debt, which is further described in Note 7, to the former owners of SSW. At March 31, 2021, SSW reported $3.6 million in total assets and $2.3 million in total liabilities. As part of the acquisition, the Company recorded $6.5 million in goodwill and $4.3 million in customer intangibles to be amortized over a 10 year period.

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

	For The Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$8,731	$12,329
Denominator:
Weighted Average Common Shares Outstanding	21,019,716	20,621,930
Dilutive Effect of Stock Options and RSAs	142,766	116,083
Weighted Average Dilutive Common Shares	21,162,482	20,738,013

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.42	$0.60

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.41	$0.59

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,862	$-	$1,609	$31,253
U.S. Government Agencies	25,339	-	1,466	23,873
Corporate Securities	45,361	358	748	44,971
Mortgage-Backed Securities	553,826	390	30,003	524,213
Municipal Securities	354,306	225	17,483	337,048
Total Securities Available for Sale	$1,011,694	$973	$51,309	$961,358

	December 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,751	$-	$437	$22,314
U.S. Government Agencies	27,867	2	376	27,493
Corporate Securities	45,876	812	106	46,582
Mortgage-Backed Securities	555,528	3,246	6,435	552,339
Municipal Securities	370,421	4,100	2,188	372,333
Total Securities Available for Sale	$1,022,443	$8,160	$9,542	$1,021,061

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$31,253	$1,609	$-	$-	$31,253	$1,609
U.S. Government Agencies	23,873	1,466	-	-	23,873	1,466
Corporate Securities	14,425	748	-	-	14,425	748
Mortgage-Backed Securities	399,653	23,244	80,595	6,759	480,248	30,003
Municipal Securities	227,562	13,747	44,963	3,736	272,525	17,483
Total Securities Available for Sale	$696,766	$40,814	$125,558	$10,495	$822,324	$51,309

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,314	$437	$-	$-	$22,314	$437
U.S. Government Agencies	24,980	376	-	-	24,980	376
Corporate Securities	7,350	106	-	-	7,350	106
Mortgage-Backed Securities	407,986	6,108	18,985	327	426,971	6,435
Municipal Securities	145,649	1,872	10,161	316	155,810	2,188
Total Securities Available for Sale	$608,279	$8,899	$29,146	$643	$637,425	$9,542

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$21,800	$21,805
One to Five Years	199,566	192,684
Over Five to Ten Years	413,793	395,399
Over Ten Years	376,535	351,470
Total Securities Available for Sale	$1,011,694	$961,358

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Real estate loans:
Construction and land	$581,661	$548,528
Farmland	149,270	87,463
1-4 family residential	485,067	467,699
Multi-family residential	109,773	97,508
Nonfarm nonresidential	1,481,046	1,144,426
Commercial	817,093	721,385
Consumer and other	124,588	122,599
Total loans held for investment	3,748,498	3,189,608

Less:
Allowance for loan losses	(29,245)	(29,112)
Net loans	$3,719,253	$3,160,496

As of March 31, 2022 and December 31, 2021, $6.0 million and $5.4 million, respectively, of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans remain outstanding, all of which are included in the commercial loan portfolio.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2022 and December 31, 2021.

Net deferred loan origination fees were $9.2 million and $7.7 million at March 31, 2022 and December 31, 2021, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2022 and December 31, 2021, overdrafts of $755,000 and $2.4 million, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $558.7 million and $461.8 million at March 31, 2022 and December 31, 2021, respectively. The Company had servicing rights of $1.8 million and $1.4 million recorded as of March 31, 2022 and December 31, 2021, respectively, and is recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at March 31, 2022 includes $657.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at March 31, 2022 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $65.7 million and acquired performing loans not accounted for under ASC 310-30 totaling $596.6 million with a remaining purchase discount of $4.8 million.

Total loans held for investment at December 31, 2021 includes $379.0 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2021 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $51.2 million and acquired performing loans not accounted for under ASC 310-30 totaling $331.3 million with a remaining purchase discount of $3.5 million.

The following tables set forth, as of March 31, 2022 and December 31, 2021, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2022
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112
Charge-offs	(6)	-	(3)	-	-	(1,496)	(163)	(1,668)
Recoveries	1	-	1	-	3	125	54	184
Provision	(15)	477	37	42	785	239	52	1,617
Ending Balance	$4,478	$1,198	$3,826	$816	$10,582	$7,226	$1,119	$29,245
Ending Balance:
Individually evaluated for impairment	$32	$-	$98	$-	$104	$147	$5	$386
Collectively evaluated for impairment	$4,446	$1,198	$3,728	$816	$10,478	$7,079	$1,114	$28,859
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$581,661	$149,270	$485,067	$109,773	$1,481,046	$817,093	$124,588	$3,748,498
Ending Balance:
Individually evaluated for impairment	$1,195	$147	$3,523	$-	$2,998	$3,248	$175	$11,286
Collectively evaluated for impairment	$579,540	$149,120	$462,650	$109,773	$1,441,331	$805,597	$123,479	$3,671,490
Purchased Credit Impaired	$926	$3	$18,894	$-	$36,717	$8,248	$934	$65,722

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

Farmland loans are often for investments related to agricultural businesses and may include construction of facilities. These loans are usually repaid through permanent financing or the cash flow from the borrower’s ongoing operations.

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

As of March 31, 2022 and December 31, 2021, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$578,059	$297	$2,110	$1,195	$581,661
Farmland	146,640	2,480	-	150	149,270
1-4 family residential	472,697	2,954	3,817	5,599	485,067
Multi-family residential	109,752	-	21	-	109,773
Nonfarm nonresidential	1,425,741	27,956	22,071	5,278	1,481,046
Commercial	795,533	9,553	8,196	3,811	817,093
Consumer and other	123,526	432	320	310	124,588
Total	$3,651,948	$43,672	$36,535	$16,343	$3,748,498

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of March 31, 2022 and December 31, 2021, loan balances outstanding more than 90 days past due and still accruing interest amounted to $26,000 and $222,000, respectively. As of March 31, 2022 and December 31, 2021, loan balances outstanding on nonaccrual status amounted to $10.8 million and $12.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of March 31, 2022 and December 31, 2021. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	March 31, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$2,286	$12	$419	$2,717	$578,944	$581,661	$-
Farmland	30	-	54	84	149,186	149,270	-
1-4 family residential	1,414	474	1,521	3,409	481,658	485,067	18
Multi-family residential	-	-	-	-	109,773	109,773	-
Nonfarm nonresidential	312	6,433	2,298	9,043	1,472,003	1,481,046	-
Commercial	33	20	1,923	1,976	815,117	817,093	-
Consumer and other	260	38	142	440	124,148	124,588	8
Total	$4,335	$6,977	$6,357	$17,669	$3,730,829	$3,748,498	$26

	December 31, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$632	$16	$488	$1,136	$547,392	$548,528	$-
Farmland	83	-	-	83	87,380	87,463	-
1-4 family residential	917	534	1,496	2,947	464,752	467,699	107
Multi-family residential	-	-	-	-	97,508	97,508	-
Nonfarm nonresidential	222	627	1,767	2,616	1,141,810	1,144,426	-
Commercial	106	55	4,257	4,418	716,967	721,385	97
Consumer and other	392	144	271	807	121,792	122,599	18
Total	$2,352	$1,376	$8,279	$12,007	$3,177,601	$3,189,608	$222

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of March 31, 2022 and December 31, 2021. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $12,000 and $334,000 for the three months ending March 31, 2022 and the year ending December 31, 2021, respectively.

	March 31, 2022
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$370	$414	$32	$168
Farmland	-	-	-	-
1-4 family residential	302	365	98	306
Multi-family residential	-	-	-	-
Nonfarm nonresidential	474	500	104	676
Other Loans:
Commercial	348	484	147	489
Consumer and other	9	9	5	64
Total	$1,503	$1,772	$386	$1,703

With no allowance recorded:
Real Estate Loans:
Construction and land	$825	$860	$-	$1,113
Farmland	147	158	-	98
1-4 family residential	3,221	4,047	-	3,260
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,524	3,056	-	2,369
Other Loans:
Commercial	2,900	4,615	-	3,182
Consumer and other	166	299	-	178
Total	$9,783	$13,035	$-	$10,200

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,195	$1,274	$32	$1,281
Farmland	147	158	-	98
1-4 family residential	3,523	4,412	98	3,566
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,998	3,556	104	3,045
Other Loans:
Commercial	3,248	5,099	147	3,671
Consumer and other	175	308	5	242
Total	$11,286	$14,807	$386	$11,903

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3, the Company acquired loans with fair values of $336.7 million from TCBI on March 1, 2022. Of the total $336.7 million of loans acquired, $315.2 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The unamortized discount related to the acquired performing loans totaled $1.7 million at March 1, 2022. The remaining $21.5 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

The following table presents the balances acquired on March 1, 2022 which were accounted for under ASC 310-30.

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$52,899
Non-accretable difference (expected losses)	(26,803)
Cash flows expected to be collected at acquisition	26,096
Accretable yield	(4,622)
Basis in acquired loans at acquisition	$21,474

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the three months ended March 31, 2022:

Balance at December 31, 2021	$20,659
Additions	4,622
Transfers from non-accretable difference to accretable yield	330
Accretion	(524)
Changes in expected cash flows not affecting non-accretable differences	(3,733)
Balance at March 31, 2022	$21,354

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2022 and December 31, 2021, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no troubled debt restructurings that had subsequently defaulted during the three months ended March 31, 2022 and three troubled debt restructuring that had subsequently defaulted in the amount of $154,000 during the year ended December 31, 2021. During the three months ended March 31, 2022, no loans were modified which were considered a troubled debt restructuring. During the year ended December 31, 2021, the Company did not modify any loans that were categorized as trouble debt restructurings.

As of March 31, 2022 and December 31, 2021, our loan portfolio included loans with outstanding principal balances of $520.7 million and $522.0 million, respectively, that had previously been granted payment deferrals due to the effects of the COVID-19 pandemic.  As of both March 31, 2022 and December 31, 2021, the Company had no loans with outstanding principal balances still in their pandemic-related deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and the applicable banking regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at both March 31, 2022 and December 31, 2021.

Accrued interest receivable of $7.0 million and $6.0 million was outstanding as of March 31, 2022 and December 31, 2021, respectively, for all loan deferrals.

Note 7 – Long Term Debt –

On March 26, 2021, the Company issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The subordinated notes were issued to provide additional capital support to the Bank, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, repayment of existing Company borrowings, and for other general corporate purposes. The subordinated notes are redeemable by the Company at its options beginning in 2026.

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

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028. Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. These notes carry an aggregate $3.4 million fair value adjustment as of March 31, 2022.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $881,000 and $747,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had a weighted average lease term of 6.2 years and a weighted average discount rate of 2.52%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2022 through March 31, 2023	$3,093
April 1, 2023 through March 31, 2024	3,442
April 1, 2024 through March 31, 2025	2,918
April 1, 2025 through March 31, 2026	2,528
April 1, 2026 through March 31, 2027	1,973
April 1, 2027 and Thereafter	5,048
Total Future Minimum Lease Payments	19,002
Less Imputed Interest	(1,444)
Present Value of Lease Liabilities	$17,558

Note 9 – Commitments and Contingencies –

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit which are not included in the accompanying financial statements. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.0 billion and standby and commercial letters of credit of approximately $34.9 million at March 31, 2022.

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

The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Available for Sale:
U.S. Treasury Securities	$31,253	$-	$31,253	$-
U.S. Government Agency Securities	23,873	-	23,873	-
Corporate Securities	44,971	-	24,971	20,000
Mortgage-Backed Securities	524,213	-	512,627	11,586
Municipal Securities	337,048	-	308,490	28,558
Loans Held for Sale	15,988	-	15,988	-
Servicing Rights	1,971	-	1,971	-
Total	$979,317	$-	$919,173	$60,144

December 31, 2021
Available for Sale:
U.S. Treasury Securities	$22,314	$-	$22,314	$-
U.S. Government Agency Securities	27,493	-	27,493	-
Corporate Securities	46,582	-	26,582	20,000
Mortgage-Backed Securities	552,339	-	552,339	-
Municipal Securities	372,333	-	348,243	24,090
Loans Held for Sale	1,200	-	1,200	-
Servicing Rights	1,775	-	1,775	-
Total	$1,024,036	$-	$979,946	$44,090

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Assets:
Impaired Loans	$16,440	$-	$-	$16,440
Other Nonperforming Assets	1,453	-	-	1,453
Total	$17,893	$-	$-	$17,893

December 31, 2021
Assets:
Impaired Loans	$18,749	$-	$-	$18,749
Other Nonperforming Assets	1,427	-	-	1,427
Total	$20,176	$-	$-	$20,176

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	March 31, 2022				December 31, 2021
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(22%)	10%	to	100%	(20%)

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Financial Assets:
Cash and Short-Term Investments	$349,896	$349,896	$349,896	$-	$-
Securities	961,358	961,358	-	901,214	60,144
Loans Held for Sale	14,913	15,988	-	15,988	-
Loans - Net	3,719,253	3,681,685	-	-	3,681,685
Servicing Rights	1,815	1,971	-	1,971	-
Cash Value of BOLI	72,896	72,896	-	72,896	-
Other Equity Securities	23,034	23,034	-	-	23,034
Total	$5,143,165	$5,106,828	$349,896	$992,069	$3,764,863

Financial Liabilities:
Deposits	$4,657,738	$4,639,624	$-	$-	$4,639,624
Borrowings	219,531	220,713	-	220,713	-
Total	$4,877,269	$4,860,337	$-	$220,713	$4,639,624

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Financial Assets:
Cash and Short-Term Investments	$295,419	$295,419	$295,419	$-	$-
Securities	1,021,061	1,021,061	-	976,971	44,090
Loans Held for Sale	1,200	1,200	-	1,200	-
Loans - Net	3,160,496	3,121,433	-	-	3,121,433
Servicing Rights	1,403	1,775	-	1,775	-
Cash Value of BOLI	60,380	60,380	-	60,380	-
Other Equity Securities	16,619	16,619	-	-	16,619
Total	$4,556,578	$4,517,887	$295,419	$1,040,326	$3,182,142

Financial Liabilities:
Deposits	$4,077,283	$4,078,558	$-	$-	$4,078,558
Borrowings	187,590	195,998	-	195,998	-
Total	$4,264,873	$4,274,556	$-	$195,998	$4,078,558

Note 11 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e., increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of a “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The Company has established an implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight. The Company is in the process of developing and implementing current expected credit loss models that satisfy the requirements of ASU 2016-13. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The main amendments eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan.  The effective date for the amendments are the same as the effective date for ASU 2016-13.

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

●	economic risks posed by our geographic concentration in Louisiana, the Dallas/Fort Worth metroplex and Houston;

●	the ability to sustain and continue our organic loan and deposit growth, and manage that growth effectively;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2021 to March 31, 2022, and its results of operations for the three months ended March 31, 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of March 31, 2022, we had total assets of $5.4 billion, total loans of $3.8 billion, total deposits of $4.7 billion, and total shareholders’ equity of $456.8 million.

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

Other Developments

Acquisition of Smith Shellnut Wilson, LLC (“SSW”)

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

Sale of Oak Grove Banking Center

On October 1, 2021, we sold the Oak Grove banking center, located in Oak Grove, Louisiana, to Caldwell Bank & Trust Company headquartered in Columbia, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated June 29, 2021. The sale included $3.7 million in loans, $18.7 million in deposits and an estimated pre-tax gain on sale of $492,000.

Acquisition of Texas Citizens Bancorp, Inc. (“TCBI”)

On October 20, 2021, we entered into a definitive agreement to acquire TCBI, the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. The acquisition was consummated on March 1, 2022. At February 28, 2022, TCBI had fair values of approximately $534.2 million in total assets, $349.5 million in loans and $477.2 million in total deposits.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●

In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses during the year ended December 31, 2020, of which a large portion of that provision still remained within the allowance for loan losses at March 31, 2022;

●	We continue to monitor borrowers who have deferred payments on loans under our COVID-19 Deferral Assistance Program, described in further detail below;

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the year ended December 31, 2021. During the year ended December 31, 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million. As of March 31, 2022, we had approximately $6.0 million in SBA PPP loans remaining, of which $3.4 million were acquired from TCBI;

●	We continue to monitor those sectors particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of March 31, 2022, we had 1,445 loans that received deferrals with an aggregate outstanding balance of $520.7 million.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of March 31, 2022, we held 43 PPP loans (including both round 1 and round 2 PPP loans and TCBI PPP acquired loans) with an aggregate balance of $6.0 million and an average loan balance of approximately $139,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

Financial Highlights

The financial highlights as of and for the three months ended March 31, 2022 include:

•	Total assets of $5.4 billion, a $635.9 million, or 13.5%, increase from December 31, 2021.

•	Total loans held for investment of $3.7 billion, a $558.9 million, or 17.5%, increase from December 31, 2021.

•	Total deposits of $4.7 billion, a $580.5 million, or 14.2%, increase from December 31, 2021.

•	Net income of $8.7 million for the three months ended March 31, 2022, a $3.6 million, or 29.2%, decrease from the three months ended March 31, 2021.

•	Net interest income of $40.5 million for the three months ended March 31, 2022, an increase of $174,000, or 0.4%, from the three months ended March 31, 2021.

•

Allowance for loan and lease losses of 0.78% of total loans held for investment, compared to 0.91% as of December 31, 2021, and a ratio of nonperforming loans to total loans held for investment of 0.29%, compared to 0.41% as of December 31, 2021.

•

Earnings per share for the first three months of 2022 of $0.42 per basic share and $0.41 per diluted share, compared to $0.60 per basic share and $0.59 per diluted share for the first three months of 2021.

•	Return on average assets of 0.71% over the first three months of 2022, compared to 1.15% for the first three months of 2021.

•	Return on average equity of 7.83% over the first three months of 2022, compared to 11.86% for the first three months of 2021.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.15%, 8.59%, 8.70% and 11.76%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.14%, 9.04%, 9.17% and 11.94% for the quarter ended December 31, 2021.

•	Book value per share of $20.25, a decrease of 4.7% from $21.24 at December 31, 2021.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Performance Summary

For the three months ended March 31, 2022, net income was $8.7 million, or $0.42 per basic share and $0.41 per diluted share, compared to net income of $12.3 million, or $0.60 per basic share and $0.59 per diluted share, for the three months ended March 31, 2021. Return on average assets, on an annualized basis, decreased to 0.71% for the three months ended March 31, 2022, from 1.15% for the three months ended March 31, 2021. Return on average equity, on an annualized basis, decreased to 7.83% for the three months ended March 31, 2022, as compared to 11.86% for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, net interest income totaled $40.5 million, and net interest margin and net interest spread were 3.51% and 3.35%, respectively, compared to $40.3 million, 4.23%, and 4.06%, respectively, for the three months ended March 31, 2021. The average yield on the loan portfolio (excluding SBA PPP loans) was 4.75% for the three months ended March 31, 2022, compared to 5.53% for the three months ended March 31, 2021, and the average yield on total interest-earning assets was 3.83% for the three months ended March 31, 2022, compared to 4.65% for the three months ended March 31, 2021. For the three months ended March 31, 2022, overall cost of funds (which includes noninterest-bearing deposits) decreased 8 basis points compared to the three months ended March 31, 2021, primarily due to the maturing of higher yielding deposits, increased lower yielding deposits and offset by the deposit accretion recognized from the TCBI acquisition.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2022 and 2021, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$3,382,325	$40,174	4.75%	$2,643,668	$36,538	5.53%
SBA PPP loans	3,725	9	1.00	374,958	4,881	5.21
Securities available for sale	1,005,252	3,844	1.53	691,476	2,802	1.62
Interest-bearing deposits in other banks	221,148	95	0.17	101,233	41	0.16
Total interest-earning assets	4,612,450	44,122	3.83	3,811,335	44,262	4.65
Allowance for loan losses	(29,260)			(22,709)
Noninterest-earning assets	336,915			487,804
Total assets	$4,920,105	$44,122		$4,276,430	$44,262
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,882,838	$2,263	0.31%	$2,584,263	$3,243	0.50%
Subordinated debt	91,354	1,115	4.88	28,450	459	6.45
Subordinated debt – trust preferred securities	5,000	42	3.36	5,000	42	3.36
Advances from Federal Home Loan Bank (“FHLB”)	80,375	223	1.11	37,022	111	1.20
Other borrowings	19,666	4	0.08	31,696	106	1.34
Total interest-bearing liabilities	3,079,233	3,647	0.47	2,686,431	3,961	0.59
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,370,015			1,146,950
Other liabilities	24,854			27,153
Total noninterest-bearing liabilities	1,394,869			1,174,103
Shareholders’ equity	446,003			415,896
Total liabilities and shareholders’ equity	$4,920,105			$4,276,430
Net interest rate spread(1)			3.35%			4.06%
Net interest income		$40,475			$40,301
Net interest margin(2)			3.51%			4.23%
Overall cost of funds			0.33%			0.41%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$8,773	$(5,137)	$3,636
SBA PPP loans	(928)	(3,944)	(4,872)
Securities available for sale	1,200	(158)	1,042
Interest-earning deposits in other banks	52	2	54
Total increase (decrease) in interest income	$9,097	$(9,237)	$(140)

Interest-bearing liabilities:
Interest-bearing deposits	$234	$(1,214)	$(980)
Subordinated debt	768	(112)	656
Subordinated debt – trust preferred securities	—	—	—
Advances from FHLB	120	(8)	112
Other borrowings	(2)	(100)	(102)
Total increase (decrease) in interest expense	1,120	(1,434)	(314)
Increase (decrease) in net interest income	$7,977	$(7,803)	$174

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.6 million for the three months ended March 31, 2022 and $3.4 million for the same period in 2021. The lower provision for the three months ended March 31, 2022 compared to the same period in 2021 relates primarily to the improvement of the qualitative factors attributed to the general economy and energy sector, offset by reserves for new loan growth.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commission and pass-through income from small business investment company (“SBIC”) partnerships. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$1,805	$1,567	$238
Debit card and ATM fee income	1,501	1,336	165
Bank-owned life insurance income	369	318	51
Gain (loss) on sales of loans	65	(21)	86
Loss on sales of investment securities	(31)	(5)	(26)
Fees and brokerage commissions	1,835	543	1,292
Mortgage origination income	209	229	(20)
Correspondent bank income	4	143	(139)
Participation fee income	62	12	50
Gain on sales of other real estate owned	8	46	(38)
Gain (loss) on sales of other assets	(717)	117	(834)
Pass-through income from SBIC partnerships	115	53	62
Other	671	510	161
Total noninterest income	$5,896	$4,848	$1,048

Total noninterest income increased $1.0 million, or 21.6%, from the three months ended March 31, 2021.  The increase was primarily due to the increase in fees and brokerage commissions income of $1.3 million, or 237.9%, due to the acquisition of SSW, offset by the reduction of $834,000 relating to the disposal of former branch equipment.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$19,703	$14,926	$4,777
Non-staff expenses:
Occupancy of bank premises	2,052	1,811	241
Depreciation and amortization	1,569	1,358	211
Data processing	2,116	1,823	293
FDIC assessment fees	743	509	234
Legal and other professional fees	543	741	(198)
Advertising and promotions	531	477	54
Utilities and communications	779	575	204
Ad valorem shares tax	813	700	113
Directors’ fees	202	188	14
Other real estate owned expenses and write-downs	14	379	(365)
Merger and conversion related expenses	811	10	801
Other	3,844	3,231	613
Total noninterest expense	$33,720	$26,728	$6,992

Total noninterest expense increased $7.0 million, or 26.2%, from the three months ended March 31, 2021, primarily attributed to $4.8 million increase in salaries and employee benefits due to the acquisition of TCBI and additional staffing. The increase in noninterest expense was also partially due to $805,000 increase in merger and conversion related expenses due to the TCBI acquisition.

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

For the three months ended March 31, 2022, income tax expense totaled $2.3 million, a decrease of $430,000, or 15.7%, compared to $2.7 million for the same period in 2021. Our effective tax rates for the three months ended March 31, 2022 and 2021 were 20.9% and 18.1%, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 is primarily due to having more taxable income in relation to total income than in the same period 2021. Our effective tax rate was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $635.9 million, or 13.5%, from December 31, 2021 to March 31, 2022, due primarily from the acquisition of TCBI and the increase in our loan portfolio.

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

As of March 31, 2022, total loans held for investment were $3.7 billion, an increase of $558.9 million, or 17.5%, compared to $3.2 billion as of December 31, 2021. The increase was primarily due to the acquisition of TCBI and growth in our Dallas/Fort Worth metroplex and New Orleans markets. Additionally, $14.9 million and $1.2 million in loans were classified as loans held for sale as of March 31, 2022 and December 31, 2021, respectively. For the quarter ended March 31, 2022, $13.6 million of the loans held for sale were attributable to former TCBI SBA loan sales in process.

Total loans held for investment as a percentage of total deposits were 80.5% and 78.2% as of March 31, 2022 and December 31, 2021, respectively. Total loans held for investment as a percentage of total assets were 69.9% and 67.5% as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$817,093	21.8%	$721,385	22.6%
Real estate:
Construction and land	581,661	15.5	548,528	17.2
Farmland	149,270	4.0	87,463	2.7
1-4 family residential	485,067	13.0	467,699	14.7
Multi-family residential	109,773	2.9	97,508	3.1
Nonfarm nonresidential	1,481,046	39.5	1,144,426	35.9
Consumer and other	124,588	3.3	122,599	3.8
Total loans held for investment	$3,748,498	100.0%	$3,189,608	100.0%

SBA PPP loans accounted for $6.0 million and $5.4 million of the commercial portfolio as of March 31, 2022 and December 31, 2021, respectively.

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

Commercial loans increased $95.7 million, or 13.3%, to $817.1 million as of March 31, 2022 from $721.4 million as of December 31, 2021, primarily due to the acquisition of TCBI.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana, the Dallas/Fort Worth metroplex and Houston, and are generally diverse in terms of type.

Construction and land loans increased $33.1 million, or 6.0%, to $581.7 million as of March 31, 2022 from $548.5 million as of December 31, 2021.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $17.4 million, or 3.7%, to $485.1 million as of March 31, 2022 from $467.7 million as of December 31, 2021.

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

Nonfarm nonresidential loans increased $336.6 million, or 29.4%, to $1.5 billion as of March 31, 2022 from $1.1 billion as of December 31, 2021, primarily due to the acquisition of TCBI.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Commercial	$294,945	$333,301	$187,976	$871	$817,093
Real estate:
Construction and land	251,034	270,869	54,461	5,297	581,661
Farmland	22,061	83,621	43,588	-	149,270
1-4 family residential	72,014	254,432	111,029	47,592	485,067
Multi-family residential	17,200	31,050	55,481	6,042	109,773
Nonfarm nonresidential	141,733	679,591	519,940	139,782	1,481,046
Consumer and other	51,527	57,254	15,525	282	124,588
Total loans held for investment	$850,514	$1,710,118	$988,000	$199,866	$3,748,498

Fixed rate loans:
Commercial	$102,588	$190,021	$132,507	$-	$425,116
Real estate:
Construction and land	104,898	136,458	32,139	76	273,571
Farmland	11,592	35,049	32,243	-	78,884
1-4 family residential	41,648	210,100	50,673	5,638	308,059
Multi-family residential	4,531	29,246	51,730	15	85,522
Nonfarm nonresidential	80,493	607,834	400,875	8,200	1,097,402
Consumer and other	23,975	43,659	13,608	165	81,407
Total fixed rate loans	$369,725	$1,252,367	$713,775	$14,094	$2,349,961

Floating rate loans:
Commercial	$192,357	$143,280	$55,469	$871	$391,977
Real estate:
Construction and land	146,136	134,411	22,322	5,221	308,090
Farmland	10,469	48,572	11,345	-	70,386
1-4 family residential	30,366	44,332	60,356	41,954	177,008
Multi-family residential	12,669	1,804	3,751	6,027	24,251
Nonfarm nonresidential	61,240	71,757	119,065	131,582	383,644
Consumer and other	27,552	13,595	1,917	117	43,181
Total floating rate loans	$480,789	$457,751	$274,225	$185,772	$1,398,537

	As of December 31, 2021
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Commercial	$258,279	$300,346	$162,760	$-	$721,385
Real estate:
Construction and land	228,988	265,097	53,254	1,189	548,528
Farmland	8,972	43,786	34,705	-	87,463
1-4 family residential	70,851	249,231	106,035	41,582	467,699
Multi-family residential	5,382	28,041	58,757	5,328	97,508
Nonfarm nonresidential	137,207	506,219	446,646	54,354	1,144,426
Consumer and other	49,774	57,543	14,997	285	122,599
Total loans held for investment	$759,453	$1,450,263	$877,154	$102,738	$3,189,608

Fixed rate loans:
Commercial	$116,784	$178,649	$119,198	$-	$414,631
Real estate:
Construction and land	87,082	121,398	27,927	-	236,407
Farmland	5,091	32,370	30,072	-	67,533
1-4 family residential	39,375	201,921	44,721	5,032	291,049
Multi-family residential	3,516	15,478	57,938	-	76,932
Nonfarm nonresidential	88,677	451,885	356,772	6,850	904,184
Consumer and other	25,609	43,038	13,049	167	81,863
Total fixed rate loans	$366,134	$1,044,739	$649,677	$12,049	$2,072,599

Floating rate loans:
Commercial	$141,495	$121,697	$43,562	$-	$306,754
Real estate:
Construction and land	141,906	143,699	25,327	1,189	312,121
Farmland	3,881	11,416	4,633	-	19,930
1-4 family residential	31,476	47,310	61,314	36,550	176,650
Multi-family residential	1,866	12,563	819	5,328	20,576
Nonfarm nonresidential	48,530	54,334	89,874	47,504	240,242
Consumer and other	24,165	14,505	1,948	118	40,736
Total floating rate loans	$393,319	$405,524	$227,477	$90,689	$1,117,009

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $12.3 million and $14.5 million in nonperforming assets as of March 31, 2022 and December 31, 2021, respectively. We had $10.8 million in nonperforming loans as of March 31, 2022 compared to $13.1 million as of December 31, 2021. The decrease in nonperforming assets from December 31, 2021 to March 31, 2022 is primarily due to chargeoffs.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$10,784	$12,868
Accruing loans 90 or more days past due	26	222
Total nonperforming loans	10,810	13,090
Other nonperforming assets	84	—
Other real estate owned:
Commercial real estate, construction, land and land development	1,251	1,348
Residential real estate	118	79
Total other real estate owned	1,369	1,427
Total nonperforming assets	$12,263	$14,517
Restructured loans-nonaccrual	$3,227	$3,275
Restructured loans-accruing	306	315
Ratio of nonperforming loans to total loans held for investment	0.29%	0.41%
Ratio of nonperforming assets to total assets	0.23	0.31
Ratio of nonaccrual loans to total loans held for investment	0.29	0.40

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$1,195	$1,341
Farmland	150	76
1-4 family residential	3,522	3,601
Multi-family residential	—	—
Nonfarm nonresidential	2,495	2,614
Commercial	3,247	4,947
Consumer and other	175	289
Total	$10,784	$12,868

As of March 31, 2022, our loan portfolio included 1,445 loans with an aggregate outstanding balance of $520.7 million that had previously been granted temporary payment deferrals of principal and/or interest due to the effect of the COVID-19 pandemic.  As of December 31, 2021, our loan portfolio included 1,574 loans with an aggregate outstanding balance of $522.0 million that had previously been granted temporary payment deferrals. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program are not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period. None of these loans are currently in their deferral period at March 31, 2022 and December 31, 2021, respectively.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$578,059	$297	$2,110	$1,195	$581,661
Farmland	146,640	2,480	—	150	149,270
1-4 family residential	472,697	2,954	3,817	5,599	485,067
Multi-family residential	109,752	—	21	—	109,773
Nonfarm nonresidential	1,425,741	27,956	22,071	5,278	1,481,046
Commercial	795,533	9,553	8,196	3,811	817,093
Consumer and other	123,526	432	320	310	124,588
Total	$3,651,948	$43,672	$36,535	$16,343	$3,748,498

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	—	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	—	23	—	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

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

As of March 31, 2022, the allowance for loan losses totaled $29.2 million, or 0.78%, of total loans held for investment. As of December 31, 2021, the allowance for loan losses totaled $29.1 million, or 0.91%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Three Months Ended March 31, 2022 (Unaudited)	As of and For the Year Ended December 31, 2021
	(Dollars in thousands)
Average loans outstanding(1)	$3,386,050	$3,037,020
Gross loans held for investment outstanding at end of period	$3,748,498	$3,189,608
Allowance for loan losses at beginning of period	$29,112	$22,024
Provision for loan losses	1,617	8,047
Charge-offs:
Real estate:
Construction, land and farmland	6	29
Residential	3	169
Nonfarm nonresidential	—	139
Commercial	1,496	830
Consumer and other	163	469
Total charge-offs	1,668	1,636
Recoveries:
Real estate:
Construction, land and farmland	1	3
Residential	1	39
Nonfarm nonresidential	3	99
Commercial	125	417
Consumer and other	54	119
Total recoveries	184	677
Net charge-offs	1,484	959
Allowance for loan losses at end of period	$29,245	$29,112
Ratio of allowance to end of period loans held for investment	0.78%	0.91%
Ratio of net charge-offs to average loans	0.04	0.03
Ratio of allowance to nonaccrual loans	271.19	227.27

(1)	Excluding loans held for sale.
	As of and For the Three Months Ended March 31, 2022 (Unaudited)		As of and for the Year Ended December 31, 2021
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Commercial	$1,371	0.04%	$413	0.01%
Real estate:
Construction and land	5	0.00%	27	0.00%
Farmland	-	0.00%	(1)	0.00%
1-4 family residential	2	0.00%	130	0.00%
Multi-family residential	-	0.00%	-	0.00%
Nonfarm nonresidential	(3)	0.00%	40	0.00%
Consumer and other	109	0.00%	350	0.01%
Total loans held for investment	$1,484	0.04%	$959	0.03%

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

	As of March 31, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$4,478	15.3%	$4,498	15.5%
Farmland	1,198	4.1	721	2.5
1-4 family residential	3,826	13.1	3,791	13.0
Multi-family residential	816	2.8	774	2.7
Nonfarm nonresidential	10,582	36.2	9,794	33.6
Total real estate	20,900	71.5	19,578	67.3
Commercial	7,226	24.7	8,358	28.7
Consumer and other	1,119	3.8	1,176	4.0
Total allowance for loan losses	$29,245	100.0%	$29,112	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2022, the carrying amount of investment securities totaled $961.4 million, a decrease of $59.7 million, or 5.9%, compared to $1.0 billion as of December 31, 2021. The decrease was primarily due to unrealized losses in the first quarter. Securities represented 17.9% and 21.6% of total assets as of March 31, 2022 and December 31, 2021, respectively.

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

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,862	$—	$1,609	$31,253
U.S. government agencies	25,339	—	1,466	23,873
Corporate bonds	45,361	358	748	44,971
Mortgage-backed securities	553,826	390	30,003	524,213
Municipal securities	354,306	225	17,483	337,048
Total	$1,011,694	$973	$51,309	$961,358

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$22,751	$—	$437	$22,314
U.S. government agencies	27,867	2	376	27,493
Corporate bonds	45,876	812	106	46,582
Mortgage-backed securities	555,528	3,246	6,435	552,339
Municipal securities	370,421	4,100	2,188	372,333
Total	$1,022,443	$8,160	$9,542	$1,021,061

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

	As of March 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$—	—%	$31,253	1.00%	$—	—%	$—	—%	$31,253	1.00%
U.S. government agencies	—	—%	23,873	0.76%	—	—%	—	—%	23,873	0.76%
Corporate bonds	—	—%	—	—%	44,971	4.26%	—	—%	44,971	4.26%
Mortgage-backed securities	8,407	0.77%	35,986	1.35%	216,140	1.45%	263,680	1.30%	524,213	1.36%
Municipal securities	13,398	1.90%	101,572	1.44%	134,288	1.76%	87,790	1.71%	337,048	1.65%
Total	$21,805	1.46%	$192,684	1.27%	$395,399	1.87%	$351,470	1.40%	$961,358	1.57%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$—	—%	$22,314	0.77%	$—	—%	$—	—%	$22,314	0.77%
U.S. government agencies	2,513	0.23%	24,980	0.76%	—	—%	—	—%	27,493	0.21%
Corporate bonds	—	—%	—	—%	46,582	4.37%	—	—%	46,582	4.37%
Mortgage-backed securities	10,701	1.19%	37,870	1.42%	221,494	1.34%	282,274	1.20%	552,339	1.27%
Municipal securities	16,720	2.09%	97,129	1.41%	149,951	1.76%	108,533	1.94%	372,333	1.74%
Total	$29,934	1.61%	$182,293	1.24%	$418,027	1.83%	$390,807	1.41%	$1,021,061	1.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.98 years with an estimated effective duration of 55.48 months as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of March 31, 2022 and December 31, 2021, the Company held other equity securities of $23.0 million and $16.6 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2022 were $4.7 billion, an increase of $580.5 million, or 14.2%, compared to $4.1 billion as of December 31, 2021.

Noninterest-bearing deposits as of March 31, 2022 were $1.5 billion compared to $1.3 billion as of December 31, 2021, an increase of $253.2 million, or 19.6%.

Average deposits for the three months ended March 31, 2022 were $4.3 billion, an increase of $451.1 million, or 11.9%, over the full year average for the year ended December 31, 2021 of $3.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.47% for the year ended December 31, 2021 to 0.31% for the three months ended March 31, 2022. The decrease in average rates during the three months ended March 31, 2022 over the average for the year ended December 31, 2021 was primarily due to the maturing of higher yielding deposits, along with an offset from the accretion of deposit premium from the TCBI acquisition. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.21% for the three months ended March 31, 2022 compared to 0.32% for the year ended December 31, 2021.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2022 (Unaudited)		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$195,840	0.34%	$177,196	0.49%
Negotiable order of withdrawal (“NOW”) accounts	584,493	0.10%	511,231	0.13%
Limited access money market accounts and savings	1,420,381	0.24%	1,176,858	0.29%
Certificates and other time deposits > $250k	197,748	0.66%	204,892	1.12%
Certificates and other time deposits < $250k	484,376	0.63%	534,648	0.93%
Total interest-bearing deposits	2,882,838	0.31%	2,604,825	0.47%
Noninterest-bearing demand accounts	1,370,015	—%	1,196,970	—%
Total deposits	$4,252,853	0.21%	$3,801,795	0.32%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2022 and the year ended December 31, 2021 was 32.2% and 31.5%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2022:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$57,993	$89,354
More than 3 months but less than 6 months	45,805	89,971
More than 6 months but less than 12 months	62,215	100,149
12 months or more	38,628	49,775
Total	$204,641	$329,249

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of March 31, 2022:

Fed Funds Purchase Limits
(Dollars in Thousands)
The Independent Bankers Bank	$45,000
PNC Bank	38,000
First National Bankers Bank (“FNBB”)	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

We had no outstanding balances as of March 31, 2022 and December 31, 2021, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of March 31, 2022 and December 31, 2021, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million. There were no funds drawn under these lines of credit outstanding as of March 31, 2022 and December 31, 2021, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $4.9 billion and $4.4 billion for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
	(Unaudited)
Sources of Funds:
Deposits:
Noninterest-bearing	27.8%	27.2%
Interest-bearing	58.6	59.2
Subordinated debt (excluding trust preferred securities)	1.9	1.5
Advances from FHLB	1.6	1.1
Other borrowings	0.5	0.7
Other liabilities	0.5	0.6
Shareholders’ equity	9.1	9.7
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	68.2%	68.4%
Securities available for sale	20.4	19.7
Interest-bearing deposits in other banks	4.5	2.4
Other noninterest-earning assets	6.9	9.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	32.2%	31.5%
Average loans to average deposits	79.6	79.9

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 12.1% for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to growth in our Dallas/Fort Worth metroplex and New Orleans markets, and the acquisition of TCBI. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.98 years and an effective duration of 55.48 months as of March 31, 2022. As of December 31, 2021, our securities portfolio had a weighted average life of 5.87 years and an effective duration of 53.46 months.

As of March 31, 2022, we had outstanding $1.0 billion in commitments to extend credit and $34.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had outstanding $1.0 billion in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of March 31, 2022 and December 31, 2021 we had cash and cash equivalents, including federal funds sold, of $349.9 million and $295.4 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $456.8 million as of March 31, 2022, compared to $433.4 million as of December 31, 2021, an increase of $23.5 million, or 5.4%. This increase was primarily due to the issuance of $55.0 million of common stock and equity awards in the acquisition of TCBI and net income of $8.7 million, offset with other comprehensive losses of $38.6 million resulting from the after tax effect of unrealized losses in our investment securities portfolio and dividends paid of $2.4 million.

On April 26, 2022, our board of directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2022 in the amount of $0.12 per share to the common shareholders of record as of May 15, 2022. The dividend is to be paid on May 31, 2022, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2022 and December 31, 2021, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2022 (Unaudited)		As of December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$535,399	11.76%	$478,794	11.94%
Tier 1 capital (to risk weighted assets)	396,046	8.70%	367,431	9.17%
Common Equity Tier 1 capital (to risk weighted assets)	391,046	8.59%	362,431	9.04%
Tier 1 Leverage capital (to average assets)	396,046	8.15%	367,431	8.14%

b1BANK
Total capital (to risk weighted assets)	$522,658	11.49%	$468,834	11.71%
Tier 1 capital (to risk weighted assets)	492,734	10.83%	438,898	10.96%
Common Equity Tier 1 capital (to risk weighted assets)	492,734	10.83%	438,898	10.96%
Tier 1 Leverage capital (to average assets)	492,734	10.14%	438,898	9.73%

Long Term Debt

During the three months ended March 31, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years. During the three months ended March 31, 2021, we issued $56.4 million in subordinated debt, and paid off $11.0 million in long term borrowings.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2022 and December 31, 2021 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $80.0 million and $82.0 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.13% and 1.08%, respectively, and mature within five years. The subordinated debt totaled $111.2 million and $81.4 million at March 31, 2022 and December 31, 2021, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2013, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years. We had a revolving line of credit with FNBB in the amount of $5.0 million at both March 31, 2022 and December 31, 2021, respectively. There was no balance on this line at either March 31, 2022 and December 31, 2021, respectively. This revolving line of credit bears a variable interest rate equal to the Wall Street Journal Prime and not to be less than 3.5%. This revolving line of credit is for one year and matures in November, 2022.

	As of March 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,789	$5,762	$4,147	$4,860	$17,558
Time deposits	564,135	110,118	24,453	15	698,721
Subordinated debt (including premium)	613	1,227	10,127	99,242	111,209
Advances from FHLB	—	23,000	56,957	—	79,957
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	23,345	—	—	—	23,345
Standby and commercial letters of credit	9,921	24,615	404	—	34,940
Commitments to extend credit	489,530	318,987	130,826	110,390	1,049,733
Total	$1,090,333	$483,709	$226,914	$219,507	$2,020,463

	As of December 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,243	$3,994	$3,502	$4,565	$14,304
Time deposits	548,593	121,037	23,026	—	692,656
Subordinated debt	—	—	—	81,427	81,427
Advances from FHLB	—	23,000	59,022	—	82,022
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	19,121	—	—	—	19,121
Standby and commercial letters of credit	10,460	24,733	98	—	35,291
Commitments to extend credit	428,839	351,623	138,674	87,702	1,006,838
Total	$1,009,256	$524,387	$224,322	$178,694	$1,936,659

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

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as prepayment assumptions, maturity data and call options within the investment portfolio. Average lives of non-maturity deposit accounts are based on standard regulatory decay assumptions and are also incorporated into the model. Model assumptions are revised and updated as more accurate information becomes available. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2022			As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.60%	)	2.39%	(1.00% )	(4.45%	)
+200	(1.20%	)	1.82%	0.10%	(3.99%	)
+100	(0.30%	)	1.13%	0.50%	(1.57%	)
Base	0.00%		0.00%	0.00%	0.00%
-100	(2.90%	)	(2.33% )	(3.30% )	2.83%

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

This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of Business First’s performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, gains/losses on sales of securities, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and certain intangible assets from book value and shareholders’ equity.

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended March 31, 2022, was $10.3 million, or $0.49 per diluted share, compared to core net income of $12.6 million, or $0.61 per diluted share, for the three months ended March 31, 2021. Notable noncore events impacting earnings for the three months ended March 31, 2022, included the incurrence of losses of $717,000 on disposals of former bank premises and equipment included in other income, $811,000 in acquisition-related expenses and $231,000 in expenses attributable to hurricane repairs (primarily related to Hurricane Ida in 2021), compared to losses of $350,000 in attributed to former bank premises expenses due to hurricane damage.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$44,122	$44,262
Core interest income	44,122	44,262
Interest Expense:
Interest expense	3,647	3,961
Core interest expense	3,647	3,961
Provision for Loan Losses:
Provision for loan losses	1,617	3,359
Core provision expense	1,617	3,359
Other Income:
Other income	5,896	4,848
Losses on former bank premises and equipment	717	-
Losses on sale of securities	31	5
Core other income	6,644	4,853
Other Expense:
Other expense	33,720	26,728
Acquisition-related expenses (2)	(811)	(10)
Occupancy and bank premises - hurricane repair	(231)	(350)
Core other expense	32,678	26,368
Pre-Tax Income:
Pre-tax income	11,034	15,062
Losses on former bank premises and equipment	717	-
Losses on sale of securities	31	5
Acquisition-related expenses (2)	811	10
Occupancy and bank premises - hurricane repair	231	350
Core pre-tax income	12,824	15,427
Provision for Income Taxes: (1)
Provision for income taxes	2,303	2,733
Tax on losses on former bank premises and equipment	151	-
Tax on losses on sale of securities	7	1
Tax on acquisition-related expenses (2)	48	2
Tax on occupancy and bank premises - hurricane repair	49	74
Core provision for income taxes	$2,558	$2,810
Net Income:
Net income	$8,731	$12,329
Losses on former bank premises and equipment , net of tax	566	-
Losses on sale of securities, net of tax	24	4
Acquisition-related expenses (2), net of tax	763	8
Occupancy and bank premises - hurricane repair, net of tax	182	276
Core net income	$10,266	$12,617
Diluted Earnings Per Share:
Diluted earnings per share	$0.41	$0.59
Losses on former bank premises and equipment , net of tax	0.03	-
Losses on sale of securities, net of tax	-	-
Acquisition-related expenses (2), net of tax	0.04	-
Occupancy and bank premises - hurricane repair, net of tax	0.01	0.02
Core diluted earnings per share	$0.49	$0.61

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2022 and 2021. These rates approximated the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$456,837	$433,368
Adjustments:
Goodwill	(89,911)	(59,894)
Core deposit and customer intangibles	(15,617)	(12,203)
Total tangible common equity	$351,309	$361,271
Common shares outstanding(1)	22,564,607	20,400,349
Book value per common share(1)	$20.25	$21.24
Tangible book value per common share(1)	15.57	17.71

(1)

Excludes the dilutive effect, if any, of 142,766 and 132,032 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2022 and December 31, 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders’ equity	$456,837	$433,368
Adjustments:
Goodwill	(89,911)	(59,894)
Core deposit and customer intangibles	(15,617)	(12,203)
Total tangible common equity	$351,309	$361,271
Tangible Assets
Total assets	$5,362,235	$4,726,378
Adjustments:
Goodwill	(89,911)	(59,894)
Core deposit and customer intangibles	(15,617)	(12,203)
Total tangible assets	$5,256,707	$4,654,281
Common Equity to Total Assets	8.5%	9.2%
Tangible Common Equity to Tangible Assets	6.7	7.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2021 filed with the SEC. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2021.

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

2.2

Agreement and Plan of Reorganization, dated October 20, 2021, by and between Business First Bancshares, Inc., and Texas Citizens Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 21, 2021 (File No. 333-200112)).

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

BUSINESS FIRST BANCSHARES, INC.

May 4, 2022	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 4, 2022	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer