Form 10-Q
period 2022-06-30
Business First Bancshares, Inc.
filed 2022-08-04
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, the issuer has outstanding 22,579,451 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Cash and Due from Banks	$154,694	$68,375
Federal Funds Sold	10,817	227,044
Securities Available for Sale, at Fair Values	934,676	1,021,061
Mortgage Loans Held for Sale	170	1,200
Loans and Lease Receivable, Net of Allowance for Loan Losses of $32,317 at June 30, 2022 and $29,112 at December 31, 2021	4,081,409	3,160,496
Premises and Equipment, Net	64,307	58,155
Accrued Interest Receivable	22,142	19,597
Other Equity Securities	30,302	16,619
Other Real Estate Owned	990	1,427
Cash Value of Life Insurance	88,370	60,380
Deferred Taxes	29,576	8,822
Goodwill	88,842	59,894
Core Deposit and Customer Intangible	15,093	12,203
Other Assets	8,995	11,105
Total Assets	$5,530,383	$4,726,378

LIABILITIES
Deposits:
Noninterest Bearing	$1,698,114	$1,291,036
Interest Bearing	2,960,049	2,786,247
Total Deposits	4,658,163	4,077,283
Securities Sold Under Agreements to Repurchase	18,477	19,121
Short Term Borrowings	5,020	20
Federal Home Loan Bank Borrowings	254,011	82,022
Subordinated Debt	111,055	81,427
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	708	1,354
Other Liabilities	32,490	26,783
Total Liabilities	5,084,924	4,293,010

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized	-	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 22,579,451 and 20,400,349 Shares Issued and Outstanding at June 30, 2022 and December 31, 2021, respectively	22,579	20,400
Additional Paid-in Capital	346,382	292,271
Retained Earnings	139,232	121,874
Accumulated Other Comprehensive Loss	(62,734)	(1,177)
Total Shareholders' Equity	445,459	433,368
Total Liabilities and Shareholders' Equity	$5,530,383	$4,726,378

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income:
Interest and Fees on Loans	$49,639	$39,135	$89,822	$80,554
Interest and Dividends on Non-taxable Securities	1,080	2,831	2,124	5,314
Interest and Dividends on Taxable Securities	3,063	358	5,863	677
Interest on Federal Funds Sold and Due From Banks	232	27	327	68
Total Interest Income	54,014	42,351	98,136	86,613
Interest Expense:
Interest on Deposits	2,557	3,235	4,820	6,478
Interest on Borrowings	1,895	1,171	3,279	1,889
Total Interest Expense	4,452	4,406	8,099	8,367
Net Interest Income	49,562	37,945	90,037	78,246
Provision for Loan Losses	2,945	2,241	4,562	5,600
Net Interest Income after Provision for Loan Losses	46,617	35,704	85,475	72,646
Other Income:
Service Charges on Deposit Accounts	2,086	1,683	3,891	3,250
Loss on Sales of Securities	(8)	(50)	(39)	(55)
Gain on Sales of Loans	186	10,042	251	10,021
Other Income	4,757	5,490	8,814	8,797
Total Other Income	7,021	17,165	12,917	22,013
Other Expenses:
Salaries and Employee Benefits	21,408	16,753	41,111	31,679
Occupancy and Equipment Expense	4,914	4,264	9,327	7,981
Other Expenses	10,075	9,888	19,679	17,973
Total Other Expenses	36,397	30,905	70,117	57,633
Income Before Income Taxes	17,241	21,964	28,275	37,026
Provision for Income Taxes	3,484	4,536	5,787	7,269
Net Income	$13,757	$17,428	$22,488	$29,757
Earnings Per Share:
Basic	$0.61	$0.84	$1.03	$1.44
Diluted	$0.61	$0.84	$1.03	$1.43

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Net Income	$13,757	$17,428	$22,488	$29,757

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(30,201)	2,182	(79,186)	(4,956)
Unrealized Gain (Loss) on Share of Other Equity Investments	1,104	(1,351)	1,079	142
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	8	50	39	55
Income Tax Effect	6,109	(185)	16,511	1,000
Other Comprehensive Income (Loss)	(22,980)	696	(61,557)	(3,759)
Consolidated Comprehensive Income (Loss)	$(9,223)	$18,124	$(39,069)	$25,998

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at March 31, 2021	$20,805	$300,282	$89,441	$6,173	$416,701
Comprehensive Income:
Net Income	-	-	17,428	-	17,428
Other Comprehensive Income	-	-	-	696	696
Cash Dividends Declared, $0.12 Per Share	-	-	(2,487)	-	(2,487)
Stock Issuance	110	1,518	-	-	1,628
Surrendered Shares of Options Exercised	(74)	(1,714)	-	-	(1,788)
Stock Based Compensation Cost	(17)	767	-	-	750
Stock Repurchase	(83)	(1,839)	-	-	(1,922)
Balances at June 30, 2021	$20,741	$299,014	$104,382	$6,869	$431,006

Balances at March 31, 2022	$22,565	$345,858	$128,168	$(39,754)	$456,837
Comprehensive Income:
Net Income	-	-	13,757	-	13,757
Other Comprehensive Loss	-	-	-	(22,980)	(22,980)
Cash Dividends Declared, $0.12 Per Share	-	-	(2,693)	-	(2,693)
Stock Issuance	9	242	-	-	251
Stock Based Compensation Cost	5	282	-	-	287
Balances at June 30, 2022	$22,579	$346,382	$139,232	$(62,734)	$445,459

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2020	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	29,757	-	29,757
Other Comprehensive Loss	-	-	-	(3,759)	(3,759)
Cash Dividends Declared, $0.22 Per Share	-	-	(4,549)	-	(4,549)
Stock Issuance	225	2,835	-	-	3,060
Surrendered Shares of Options Exercised	(89)	(2,037)	-	-	(2,126)
Stock Based Compensation Cost	99	1,146	-	-	1,245
Stock Repurchase	(115)	(2,470)	-	-	(2,585)
Balances at June 30, 2021	$20,741	$299,014	$104,382	$6,869	$431,006

Balances at December 31, 2021	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	22,488	-	22,488
Other Comprehensive Loss	-	-	-	(61,557)	(61,557)
Cash Dividends Declared, $0.24 Per Share	-	-	(5,130)	-	(5,130)
Stock Issuance	2,079	53,167	-	-	55,246
Stock Based Compensation Cost	100	944	-	-	1,044
Balances at June 30, 2022	$22,579	$346,382	$139,232	$(62,734)	$445,459

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Consolidated Net Income	$22,488	$29,757
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	4,562	5,600
Depreciation and Amortization	2,319	2,071
Net Accretion of Purchase Accounting Adjustments	(2,770)	(4,894)
Stock Based Compensation Cost	1,044	1,245
Net Amortization of Securities	3,191	3,475
Loss on Sales of Securities	39	55
Gain on Sale of Loans	(251)	(9,179)
Income on Other Equity Securities	(72)	(1,671)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(18)	811
Increase in Cash Value of Life Insurance	(844)	(673)
Deferred Income Tax Expense (Benefit)	(772)	1,284
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	58	3,054
(Increase) Decrease in Other Assets	4,470	(1,960)
Decrease in Accrued Interest Payable	(865)	(561)
Increase in Other Liabilities	4,920	1,251
Net Cash Provided by Operating Activities	37,499	29,665

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(77,278)	(308,662)
Proceeds from Maturities / Sales of Securities Available for Sale	29,597	14,545
Proceeds from Paydowns of Securities Available for Sale	52,059	43,489
Net Cash Received (Paid) in Acquisition	163,460	(7,256)
Purchases of Other Equity Securities	(8,982)	(1,610)
Redemption of Other Equity Securities	2,527	2,073
Proceeds from Purchase of Life Insurance	(15,000)	(15,000)
Proceeds from Sale of SBA PPP Loans	-	243,607
Net Increase in Loans	(582,892)	(96,302)
Net Purchases of Premises and Equipment	(6,412)	(969)
Loss on Disposal of Premises and Equipment	717	-
Proceeds from Sales of Other Real Estate	609	3,585
Net (Increase) Decrease in Federal Funds Sold	216,227	(58,239)
Net Cash Used in Investing Activities	(225,368)	(180,739)

(CONTINUED)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows From Financing Activities:
Net Increase in Deposits	103,645	108,400
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(644)	4,012
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	171,114	(15,000)
Issuance of Short Term Borrowings	5,000	(5,000)
Net Repayments from Long Term Borrowings	-	(6,000)
Proceeds from Issuance of Subordinated Debt	-	52,500
Proceeds from Issuance of Common Stock	203	3,060
Surrendered Shares of Options Exercised	-	(2,126)
Repurchase of Common Stock	-	(2,585)
Payment of Dividends on Common Stock	(5,130)	(4,549)
Net Cash Provided by Financing Activities	274,188	132,712
Net Increase (Decrease) in Cash and Cash Equivalents	86,319	(18,362)
Cash and Cash Equivalents at Beginning of Period	68,375	149,131
Cash and Cash Equivalents at End of Period	$154,694	$130,769

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$5,508	$6,924
Interest on Borrowings	$3,237	$2,004
Income Tax Payments	$2,127	$6,100

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(79,147)	$(4,901)
Change in the Unrealized Gain on Equity Securities	$1,079	$142
Change in Deferred Tax Effect on the Unrealized Loss on Securities Available for Sale	$16,511	$1,000
Transfer of Loans to Other Real Estate	$154	$1,235
Acquisitions:
Fair Value of Tangible Assets Acquired	$531,658	$1,343
Other Intangible Assets Acquired	3,875	4,300
Liabilities Assumed	509,438	6
Net Identifiable Assets Acquired Over Liabilities Assumed	$26,095	$5,637

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

Cost and Allocation of Purchase Price for Texas Citizens Bancorp, Inc. (TCBI):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to TCBI's Shareholders on March 1, 2022	2,069,532
Closing Stock Price on February 28, 2022	$26.19
Total Stock Issued	$54,201
Other Consideration, Including Equity Awards	842
Total Purchase Price	$55,043
Net Assets Acquired:
Cash and Cash Equivalents	$163,460
Securities Available for Sale	370
Loans and Leases Receivable	337,948
Premises and Equipment, Net	2,776
Cash Value of Life Insurance	12,146
Core Deposit Intangible	3,875
Other Assets	14,958
Total Assets	535,533

Deposits	477,277
Borrowings	30,708
Other Liabilities	1,453
Total Liabilities	509,438
Net Assets Acquired	26,095
Goodwill Resulting from Merger	$28,948

The Company has recorded approximately $1.5 million and $515,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2022 and year ended December 31, 2021.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$13,757	$17,428	$22,488	$29,757
Denominator:
Weighted Average Common Shares Outstanding	22,459,603	20,707,313	21,746,973	20,664,857
Dilutive Effect of Stock Options and RSAs	196,571	120,473	169,668	118,278
Weighted Average Dilutive Common Shares	22,656,174	20,827,786	21,916,641	20,783,135

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.84	$1.03	$1.44

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.84	$1.03	$1.43

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,836	$-	$2,268	$30,568
U.S. Government Agencies	50,322	-	2,180	48,142
Corporate Securities	47,411	70	1,311	46,170
Mortgage-Backed Securities	534,335	11	45,942	488,404
Municipal Securities	350,300	54	28,962	321,392
Total Securities Available for Sale	$1,015,204	$135	$80,663	$934,676

	December 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,751	$-	$437	$22,314
U.S. Government Agencies	27,867	2	376	27,493
Corporate Securities	45,876	812	106	46,582
Mortgage-Backed Securities	555,528	3,246	6,435	552,339
Municipal Securities	370,421	4,100	2,188	372,333
Total Securities Available for Sale	$1,022,443	$8,160	$9,542	$1,021,061

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	June 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$30,568	$2,268	$-	$-	$30,568	$2,268
U.S. Government Agencies	48,142	2,180	-	-	48,142	2,180
Corporate Securities	17,628	1,311	-	-	17,628	1,311
Mortgage-Backed Securities	384,399	33,810	94,300	12,132	478,699	45,942
Municipal Securities	233,389	23,654	43,209	5,308	276,598	28,962
Total Securities Available for Sale	$714,126	$63,223	$137,509	$17,440	$851,635	$80,663

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,314	$437	$-	$-	$22,314	$437
U.S. Government Agencies	24,980	376	-	-	24,980	376
Corporate Securities	7,350	106	-	-	7,350	106
Mortgage-Backed Securities	407,986	6,108	18,985	327	426,971	6,435
Municipal Securities	145,649	1,872	10,161	316	155,810	2,188
Total Securities Available for Sale	$608,279	$8,899	$29,146	$643	$637,425	$9,542

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$18,987	$18,950
One to Five Years	224,379	214,166
Over Five to Ten Years	405,104	375,501
Over Ten Years	366,734	326,059
Total Securities Available for Sale	$1,015,204	$934,676

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Real estate loans:
Construction and land	$642,260	$548,528
Farmland	174,723	87,463
1-4 family residential	521,747	467,699
Multi-family residential	97,901	97,508
Nonfarm nonresidential	1,605,691	1,144,426
Commercial	949,631	721,385
Consumer and other	121,773	122,599
Total loans held for investment	4,113,726	3,189,608

Less:
Allowance for loan losses	(32,317)	(29,112)
Net loans	$4,081,409	$3,160,496

As of June 30, 2022 and December 31, 2021, $3.2 million and $5.4 million, respectively, of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans remain outstanding, all of which are included in the commercial loan portfolio.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2022 and December 31, 2021.

Net deferred loan origination fees were $10.8 million and $7.7 million at June 30, 2022 and December 31, 2021, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2022 and December 31, 2021, overdrafts of $852,000 and $2.4 million, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $659.9 million and $461.8 million at June 30, 2022 and December 31, 2021, respectively. The Company had servicing rights of $2.2 million and $1.4 million recorded as of June 30, 2022 and December 31, 2021, respectively, and is recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at June 30, 2022 includes $587.5 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at June 30, 2022 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $58.2 million and acquired performing loans not accounted for under ASC 310-30 totaling $533.9 million with a remaining purchase discount of $4.6 million.

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

The following tables set forth, as of June 30, 2022 and December 31, 2021, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2022
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112
Charge-offs	(6)	-	(3)	-	(30)	(1,517)	(211)	(1,767)
Recoveries	18	-	3	-	8	270	111	410
Provision	510	683	618	(51)	1,644	1,116	42	4,562
Ending Balance	$5,020	$1,404	$4,409	$723	$11,416	$8,227	$1,118	$32,317
Ending Balance:
Individually evaluated for impairment	$25	$-	$89	$-	$89	$143	$7	$353
Collectively evaluated for impairment	$4,995	$1,404	$4,320	$723	$11,327	$8,084	$1,111	$31,964
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$642,260	$174,723	$521,747	$97,901	$1,605,691	$949,631	$121,773	$4,113,726
Ending Balance:
Individually evaluated for impairment	$663	$88	$3,670	$-	$9,182	$6,926	$233	$20,762
Collectively evaluated for impairment	$640,675	$174,631	$500,649	$97,901	$1,562,754	$937,492	$120,700	$4,034,802
Purchased Credit Impaired	$922	$4	$17,428	$-	$33,755	$5,213	$840	$58,162

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

As of June 30, 2022 and December 31, 2021, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$638,578	$693	$2,325	$664	$642,260
Farmland	172,160	2,471	-	92	174,723
1-4 family residential	508,798	3,522	3,946	5,481	521,747
Multi-family residential	97,882	-	19	-	97,901
Nonfarm nonresidential	1,547,001	25,801	21,868	11,021	1,605,691
Commercial	931,664	8,567	5,786	3,614	949,631
Consumer and other	120,649	365	430	329	121,773
Total	$4,016,732	$41,419	$34,374	$21,201	$4,113,726

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of June 30, 2022 and December 31, 2021, loan balances outstanding more than 90 days past due and still accruing interest amounted to $324,000 and $222,000, respectively. As of June 30, 2022 and December 31, 2021, loan balances outstanding on nonaccrual status amounted to $16.8 million and $12.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of June 30, 2022 and December 31, 2021. Past due and nonaccrual loan amounts exclude acquired impaired loans within pools, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	June 30, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$156	$112	$520	$788	$641,472	$642,260	$126
Farmland	94	-	-	94	174,629	174,723	-
1-4 family residential	1,071	744	1,774	3,589	518,158	521,747	30
Multi-family residential	-	-	-	-	97,901	97,901	-
Nonfarm nonresidential	282	99	8,306	8,687	1,597,004	1,605,691	83
Commercial	549	500	1,872	2,921	946,710	949,631	-
Consumer and other	235	80	291	606	121,167	121,773	85
Total	$2,387	$1,535	$12,763	$16,685	$4,097,041	$4,113,726	$324

	December 31, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$632	$16	$488	$1,136	$547,392	$548,528	$-
Farmland	83	-	-	83	87,380	87,463	-
1-4 family residential	917	534	1,496	2,947	464,752	467,699	107
Multi-family residential	-	-	-	-	97,508	97,508	-
Nonfarm nonresidential	222	627	1,767	2,616	1,141,810	1,144,426	-
Commercial	106	55	4,257	4,418	716,967	721,385	97
Consumer and other	392	144	271	807	121,792	122,599	18
Total	$2,352	$1,376	$8,279	$12,007	$3,177,601	$3,189,608	$222

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of June 30, 2022 and December 31, 2021. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $127,000 and $334,000 for the six months ending June 30, 2022 and the year ending December 31, 2021, respectively.

	June 30, 2022
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$66	$70	$25	$218
Farmland	-	-	-	-
1-4 family residential	293	360	89	301
Multi-family residential	-	-	-	-
Nonfarm nonresidential	757	789	89	670
Other Loans:
Commercial	342	480	143	416
Consumer and other	125	125	7	94
Total	$1,583	$1,824	$353	$1,699

With no allowance recorded:
Real Estate Loans:
Construction and land	$597	$632	$-	$893
Farmland	88	101	-	112
1-4 family residential	3,377	4,301	-	3,300
Multi-family residential	-	-	-	-
Nonfarm nonresidential	8,425	8,977	-	5,473
Other Loans:
Commercial	6,584	8,309	-	4,939
Consumer and other	108	233	-	162
Total	$19,179	$22,553	$-	$14,879

Total Impaired Loans:
Real Estate Loans:
Construction and land	$663	$702	$25	$1,111
Farmland	88	101	-	112
1-4 family residential	3,670	4,661	89	3,601
Multi-family residential	-	-	-	-
Nonfarm nonresidential	9,182	9,766	89	6,143
Other Loans:
Commercial	6,926	8,789	143	5,355
Consumer and other	233	358	7	256
Total	$20,762	$24,377	$353	$16,578

Table of
Contents

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$68	$70	$26	$27
Farmland	-	-	-	12
1-4 family residential	314	371	110	325
Multi-family residential	-	-	-	-
Nonfarm nonresidential	784	801	83	623
Other Loans:
Commercial	695	836	438	1,217
Consumer and other	91	92	37	80
Total	$1,952	$2,170	$694	$2,284

With no allowance recorded:
Real Estate Loans:
Construction and land	$1,290	$1,356	$-	$1,050
Farmland	74	82	-	150
1-4 family residential	3,313	4,171	-	2,835
Multi-family residential	-	-	-	48
Nonfarm nonresidential	2,175	2,691	-	2,889
Other Loans:
Commercial	4,819	5,211	-	3,882
Consumer and other	198	467	-	184
Total	$11,869	$13,978	$-	$11,038

Total Impaired Loans:
Real Estate Loans:
Construction and land	$1,358	$1,426	$26	$1,077
Farmland	74	82	-	162
1-4 family residential	3,627	4,542	110	3,160
Multi-family residential	-	-	-	48
Nonfarm nonresidential	2,959	3,492	83	3,512
Other Loans:
Commercial	5,514	6,047	438	5,099
Consumer and other	289	559	37	264
Total	$13,821	$16,148	$694	$13,322

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3, the Company acquired loans with fair values of $337.9 million from TCBI on March 1, 2022. Of the total $337.9 million of loans acquired, $316.4 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The unamortized discount related to the acquired performing loans totaled $1.7 million at March 1, 2022. The remaining $21.5 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

The following table presents the balances acquired on March 1, 2022 which were accounted for under ASC 310-30.

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$52,899
Non-accretable difference (expected losses)	(26,803)
Cash flows expected to be collected at acquisition	26,096
Accretable yield	(4,622)
Basis in acquired loans at acquisition	$21,474

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the six months ended June 30, 2022:

Balance at December 31, 2021	$20,659
Additions	4,622
Transfers from non-accretable difference to accretable yield	2,745
Accretion	(2,958)
Changes in expected cash flows not affecting non-accretable differences	(7,775)
Balance at June 30, 2022	$17,293

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2022 and December 31, 2021, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no troubled debt restructurings that had subsequently defaulted during the six months ended June 30, 2022 and three troubled debt restructuring that had subsequently defaulted in the amount of $154,000 during the year ended December 31, 2021. During the six months ended June 30, 2022, one loan with a pre-modification amount of $3.5 million and a post-modification balance in the amount of $3.4 million, was modified which was considered a troubled debt restructuring. During the year ended December 31, 2021, the Company did not modify any loans that were categorized as trouble debt restructurings.

As of June 30, 2022 and December 31, 2021, our loan portfolio included loans with outstanding principal balances of $489.8 million and $522.0 million, respectively, that had previously been granted payment deferrals due to the effects of the COVID-19 pandemic.  As of both June 30, 2022 and December 31, 2021, the Company had no loans with outstanding principal balances still in their pandemic-related deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and the applicable banking regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at both June 30, 2022 and December 31, 2021.

Accrued interest receivable of $6.4 million and $6.0 million was outstanding as of June 30, 2022 and December 31, 2021, respectively, for all loan deferrals.

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

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028. Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. These notes carry an aggregate $3.2 million fair value adjustment as of June 30, 2022.

Note 8 – Federal Home Loan Bank (“FHLB”) Borrowings –

The Company had outstanding advances from the FHLB of $254.0 million and $82.0 million as of June 30, 2022 and December 31, 2021, respectively, consisting of:

One short term, seven-day, fixed rate loan of $200.0 million at June 30, 2022, with interest at 1.66%. Principal and interest are due at maturity in July 2022.

One fixed rate loan of $875,000 at June 30, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at June 30, 2022 and December 31, 2021 was $53.1 million and $59.0 million, respectively, with interest at 0.89%. Monthly principal and interest payments are due monthly and the loan matures in November 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

One fixed rate loan of $23.0 million at December 31, 2021, with interest at 1.59% paid monthly. Principal was due at maturity in June 2024 but was paid in full in June 2022.

Note 9 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.2 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the Company had a weighted average lease term of 6.4 years and a weighted average discount rate of 2.59%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2022 through June 30, 2023	$2,087
July 1, 2023 through June 30, 2024	4,022
July 1, 2024 through June 30, 2025	3,647
July 1, 2025 through June 30, 2026	2,649
July 1, 2026 through June 30, 2027	2,152
July 1, 2027 and Thereafter	6,336
Total Future Minimum Lease Payments	20,893
Less Imputed Interest	(1,729)
Present Value of Lease Liabilities	$19,164

Note 10 – Commitments and Contingencies –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.1 billion and standby and commercial letters of credit of approximately $36.5 million at June 30, 2022.

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2022
Available for Sale:
U.S. Treasury Securities	$30,568	$-	$30,568	$-
U.S. Government Agency Securities	48,142	-	48,142	-
Corporate Securities	46,170	-	24,170	22,000
Mortgage-Backed Securities	488,404	-	488,404	-
Municipal Securities	321,392	-	293,337	28,055
Loans Held for Sale	170	-	170	-
Servicing Rights	2,569	-	2,569	-
Total	$937,415	$-	$887,360	$50,055

December 31, 2021
Available for Sale:
U.S. Treasury Securities	$22,314	$-	$22,314	$-
U.S. Government Agency Securities	27,493	-	27,493	-
Corporate Securities	46,582	-	26,582	20,000
Mortgage-Backed Securities	552,339	-	552,339	-
Municipal Securities	372,333	-	348,243	24,090
Loans Held for Sale	1,200	-	1,200	-
Servicing Rights	1,775	-	1,775	-
Total	$1,024,036	$-	$979,946	$44,090

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2022
Assets:
Impaired Loans	$24,827	$-	$-	$24,827
Other Nonperforming Assets	1,074	-	-	1,074
Total	$25,901	$-	$-	$25,901

December 31, 2021
Assets:
Impaired Loans	$18,749	$-	$-	$18,749
Other Nonperforming Assets	1,427	-	-	1,427
Total	$20,176	$-	$-	$20,176

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	June 30, 2022				December 31, 2021
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(20%)	10%	to	100%	(20%)

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2022
Financial Assets:
Cash and Short-Term Investments	$165,511	$165,511	$165,511	$-	$-
Securities	934,676	934,676	-	884,621	50,055
Loans Held for Sale	170	170	-	170	-
Loans - Net	4,081,409	4,028,533	-	-	4,028,533
Servicing Rights	2,231	2,569	-	2,569	-
Cash Value of BOLI	88,370	88,370	-	88,370	-
Other Equity Securities	30,302	30,302	-	-	30,302
Total	$5,302,669	$5,250,131	$165,511	$975,730	$4,108,890

Financial Liabilities:
Deposits	$4,658,163	$4,636,428	$-	$-	$4,636,428
Borrowings	393,563	389,533	-	389,533	-
Total	$5,051,726	$5,025,961	$-	$389,533	$4,636,428

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Financial Assets:
Cash and Short-Term Investments	$295,419	$295,419	$295,419	$-	$-
Securities	1,021,061	1,021,061	-	976,971	44,090
Loans Held for Sale	1,200	1,200	-	1,200	-
Loans - Net	3,160,496	3,121,433	-	-	3,121,433
Servicing Rights	1,403	1,775	-	1,775	-
Cash Value of BOLI	60,380	60,380	-	60,380	-
Other Equity Securities	16,619	16,619	-	-	16,619
Total	$4,556,578	$4,517,887	$295,419	$1,040,326	$3,182,142

Financial Liabilities:
Deposits	$4,077,283	$4,078,558	$-	$-	$4,078,558
Borrowings	187,590	195,998	-	195,998	-
Total	$4,264,873	$4,274,556	$-	$195,998	$4,078,558

Note 12 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e., increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of a “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The Company has established an implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight. The Company is in the final stages of developing and implementing current expected credit loss models that satisfy the requirements of ASU 2016-13. The Company began to run parallel models during the second quarter of 2022. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2021 to June 30, 2022, and its results of operations for the three and six months ended June 30, 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of June 30, 2022, we had total assets of $5.5 billion, total loans of $4.1 billion, total deposits of $4.7 billion, and total shareholders’ equity of $445.5 million.

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

Acquisition of Texas Citizens Bancorp, Inc. (“TCBI”)

On October 20, 2021, we entered into a definitive agreement to acquire TCBI, the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. The acquisition was consummated on March 1, 2022. At February 28, 2022, TCBI had fair values of approximately $535.5 million in total assets, $349.5 million in loans and $477.2 million in total deposits.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●

In anticipation of credit losses expected as a result of the COVID-19 pandemic, we recorded an additional provision for loan losses during the year ended December 31, 2020, of which a large portion of that provision still remained within the allowance for loan losses at June 30, 2022;

●	We continue to monitor borrowers who have deferred payments on loans under our COVID-19 Deferral Assistance Program, described in further detail below;

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the year ended December 31, 2021. During the year ended December 31, 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million. As of June 30, 2022, we had approximately $3.2 million in SBA PPP loans remaining, of which $1.0 million were acquired from TCBI;

●	We continue to monitor those sectors particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of June 30, 2022, we had 1,351 loans that received deferrals with an aggregate outstanding balance of $489.8 million.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of June 30, 2022, we held 17 PPP loans (including both round 1 and round 2 PPP loans and TCBI PPP acquired loans) with an aggregate balance of $3.2 million and an average loan balance of approximately $186,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

Financial Highlights

The financial highlights as of and for the three and six months ended June 30, 2022 include:

•	Total assets of $5.5 billion, a $804.0 million, or 17.0%, increase from December 31, 2021.

•	Total loans held for investment of $4.1 billion, a $924.1 million, or 29.0%, increase from December 31, 2021.

•	Total deposits of $4.7 billion, a $580.9 million, or 14.3%, increase from December 31, 2021.

•	Net income of $22.5 million for the six months ended June 30, 2022, a $7.3 million, or 24.4%, decrease from the six months ended June 30, 2021.

•	Net interest income of $90.0 million for the six months ended June 30, 2022, an increase of $11.8, or 15.1%, from the six months ended June 30, 2021.

•

Allowance for loan and lease losses of 0.79% of total loans held for investment, compared to 0.91% as of December 31, 2021, and a ratio of nonperforming loans to total loans held for investment of 0.42%, compared to 0.41% as of December 31, 2021.

•	Earnings per share for the first six months of 2022 of $1.03 per basic and diluted share, compared to $1.44 per basic share and $1.43 per diluted share for the first six months of 2021.

•	Return on average assets of 0.87% over the first six months of 2022, compared to 1.37% for the first six months of 2021.

•	Return on average equity of 10.03% over the first six months of 2022, compared to 14.23% for the first six months of 2021.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 7.68%, 8.13%, 8.23% and 11.09%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.14%, 9.04%, 9.17% and 11.94% for the quarter ended December 31, 2021.

•	Book value per share of $19.73, a decrease of 7.1% from $21.24 at December 31, 2021.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Performance Summary

For the three months ended June 30, 2022, net income was $13.8 million, or $0.61 per basic and diluted share, compared to net income of $17.4 million, or $0.84 per basic and diluted share, for the three months ended June 30, 2021. Return on average assets, on an annualized basis, decreased to 1.02% for the three months ended June 30, 2022, from 1.58% for the three months ended June 30, 2021. Return on average equity, on an annualized basis, decreased to 12.22% for the three months ended June 30, 2022, as compared to 16.57% for the three months ended June 30, 2021.

For the six months ended June 30, 2022, net income was $22.5 million, or $1.03 per basic and diluted share, compared to net income of $29.8 million, or $1.44 per basic share and $1.43 per diluted share, for the six months ended June 30, 2021. Return on average assets, on an annualized basis, decreased to 0.87% for the six months ended June 30, 2022, from 1.37% for the six months ended June 30, 2021. Return on average equity, on an annualized basis, decreased to 10.03% for the six months ended June 30, 2022, as compared to 14.23% for the six months ended June 30, 2021.

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

For the three months ended June 30, 2022, net interest income totaled $49.6 million, and net interest margin and net interest spread were 3.98% and 3.79%, respectively, compared to $37.9 million, 3.87%, and 3.68%, respectively, for the three months ended June 30, 2021. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.10% for the three months ended June 30, 2022, compared to 5.13% for the three months ended June 30, 2021, and the average yield on total interest-earning assets was 4.33% for the three months ended June 30, 2022, compared to 4.32% for the three months ended June 30, 2021. For the three months ended June 30, 2022, overall cost of funds (which includes noninterest-bearing deposits) decreased 9 basis points compared to the three months ended June 30, 2021, primarily due to the maturing of higher yielding deposits, reduction of rates on interest-bearing deposits and increase in noninterest bearing deposits.

For the six months ended June 30, 2022, net interest income totaled $90.0 million, and net interest margin and net interest spread were 3.75% and 3.58%, respectively, compared to $78.2 million, 4.05%, and 3.87%, respectively, for the six months ended June 30, 2021. The average yield on the loan portfolio (excluding SBA PPP loans) was 4.94% for the six months ended June 30, 2022, compared to 5.32% for the six months ended June 30, 2021, and the average yield on total interest-earning assets was 4.09% for the six months ended June 30, 2022, compared to 4.48% for the six months ended June 30, 2021. For the six months ended June 30, 2022, overall cost of funds (which includes noninterest-bearing deposits) decreased 8 basis points compared to the six months ended June 30, 2021, primarily due to the maturing of higher yielding deposits, reduction of rates on interest-bearing deposits and increase in noninterest bearing deposits.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2022 and 2021, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income either over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$3,890,470	$49,628	5.10%	$2,814,593	$36,116	5.13%
SBA PPP loans	4,429	11	1.00	242,015	3,019	4.99
Securities	966,960	4,143	1.71	801,268	3,189	1.59
Interest-bearing deposits in other banks	122,175	232	0.76	62,693	27	0.17
Total interest-earning assets	4,984,034	54,014	4.33	3,920,569	42,351	4.32
Allowance for loan losses	(29,945)			(26,032)
Noninterest-earning assets	417,550			505,374
Total Assets	$5,371,639	$54,014		$4,399,911	$42,351
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,981,613	$2,557	0.34%	$2,615,241	$3,235	0.49%
Subordinated debt	111,107	1,300	4.68	81,427	1,015	4.99
Subordinated debt - trust preferred securities	5,000	52	4.16	5,000	43	3.44
Advances from Federal Home Loan Bank ("FHLB")	171,224	506	1.18	32,887	108	1.31
First National Bankers Bank ("FNBB") Line of Credit	3,333	21	2.52	-	-	0.00
Other borrowings	24,927	16	0.26	24,909	5	0.08
Total interest-bearing liabilities	3,297,204	4,452	0.54	2,759,464	4,406	0.64
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,596,174			1,191,900
Other liabilities	27,830			27,907
Total noninterest-bearing liabilities	1,624,004			1,219,807
Shareholders' equity	450,431			420,640
Total liabilities and shareholders' equity	$5,371,639			$4,399,911
Net interest rate spread (1)			3.79%			3.68%
Net interest rate income		$49,562			$37,945
Net Interest margin (2)			3.98%			3.87%
Overall cost of funds			0.36%			0.45%

(1) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2) Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$3,636,393	$89,802	4.94%	$2,729,130	$72,654	5.32%
SBA PPP loans	4,077	20	1.00	308,487	7,900	5.12
Securities	986,107	7,987	1.62	746,372	5,991	1.61
Interest-bearing deposits in other banks	171,662	327	0.38	81,963	68	0.17
Total interest-earning assets	4,798,239	98,136	4.09	3,865,952	86,613	4.48
Allowance for loan losses	(29,602)			(24,371)
Noninterest-earning assets	377,235			496,589
Total Assets	$5,145,872	$98,136		$4,338,170	$86,613
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,932,228	$4,820	0.33%	$2,599,751	$6,478	0.50%
Subordinated debt	101,231	2,415	4.77	54,939	1,474	5.37
Subordinated debt - trust preferred securities	5,000	94	3.76	5,000	85	3.40
Advances from FHLB	125,800	729	1.16	34,954	219	1.25
FNBB Line of Credit	1,667	21	2.52	-	-	0.00
Other borrowings	22,297	20	0.18	28,302	111	0.78
Total interest-bearing liabilities	3,188,223	8,099	0.51	2,722,946	8,367	0.61
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,483,095			1,169,425
Other liabilities	26,338			27,532
Total noninterest-bearing liabilities	1,509,433			1,196,957
Shareholders' equity	448,216			418,267
Total liabilities and shareholders' equity	$5,145,872			$4,338,170
Net interest rate spread (1)			3.58%			3.87%
Net interest rate income		$90,037			$78,246
Net Interest margin (2)			3.75%			4.05%
Overall cost of funds			0.35%			0.43%

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

	For the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$13,724	$(212)	$13,512
SBA PPP loans	(594)	(2,414)	(3,008)
Securities	710	244	954
Interest-bearing deposits in other banks	113	92	205
Total increase (decrease) in interest income	$13,953	$(2,290)	$11,663
Interest-bearing liabilities:
Interest-bearing deposits	$314	$(992)	$(678)
Subordinated debt	347	(62)	285
Subordinated debt - trust preferred securities	-	9	9
Advances from FHLB	409	(11)	398
FNBB Line of Credit	21	-	21
Other borrowings	-	11	11
Total increase (decrease) in interest expense	1,091	(1,045)	46
Increase (decrease) in net interest income	$12,862	$(1,245)	$11,617

	For the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$22,405	$(5,257)	$17,148
SBA PPP loans	(1,522)	(6,358)	(7,880)
Securities	1,942	54	1,996
Interest-bearing deposits in other banks	171	88	259
Total increase (decrease) in interest income	$22,996	$(11,473)	$11,523
Interest-bearing liabilities:
Interest-bearing deposits	$547	$(2,205)	$(1,658)
Subordinated debt	1,104	(163)	941
Subordinated debt - trust preferred securities	-	9	9
Advances from FHLB	526	(16)	510
FNBB Line of Credit	21	-	21
Other borrowings	(5)	(86)	(91)
Total increase (decrease) in interest expense	2,193	(2,461)	(268)
Increase (decrease) in net interest income	$20,803	$(9,012)	$11,791

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.9 million for the three months ended June 30, 2022 and $2.2 million for the same period in 2021. For the six months ended June 30, 2022 and 2021, the provision for loan losses was $4.6 million and $5.6 million, respectively. The higher provision for the three months ended June 30, 2022 compared to the same period in 2021 relates primarily to the overall growth of the loan portfolio. The decrease for the six months ended June 30, 2022 compared to the same period in 2021 related primarily to the improvement of the qualitative factors attributed to the general economy and energy sector, offset by reserves for new loan growth.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commission and pass-through income from small business investment company (“SBIC”) partnerships. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,086	$1,683	$403
Debit card and ATM fee income	1,657	1,777	(120)
Bank-owned life insurance income	475	355	120
Gain on sales of loans	186	10,042	(9,856)
Loss on sales of investment securities	(8)	(50)	42
Fees and brokerage commissions	1,749	1,416	333
Mortgage origination income	161	241	(80)
Correspondent bank income	10	123	(113)
Gain (loss) on sales of other real estate owned	10	(575)	585
Loss on sales of other assets	-	(9)	9
Pass-through income from SBIC partnerships	52	1,602	(1,550)
Other	643	560	83
Total noninterest income	$7,021	$17,165	$(10,144)

	For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$3,891	$3,250	$641
Debit card and ATM fee income	3,158	3,113	45
Bank-owned life insurance income	844	673	171
Gain on sales of loans	251	10,021	(9,770)
Loss on sales of investment securities	(39)	(55)	16
Fees and brokerage commissions	3,584	1,959	1,625
Mortgage origination income	370	470	(100)
Correspondent bank income	14	266	(252)
Gain (loss) on sales of other real estate owned	18	(529)	547
Gain (loss) on sales of other assets	(717)	108	(825)
Pass-through income from SBIC partnerships	167	1,655	(1,488)
Other	1,376	1,082	294
Total noninterest income	$12,917	$22,013	$(9,096)

Total noninterest income decreased $10.1 million, or 59.1%, from the three months ended June 30, 2021.  The decrease was primarily due to the gain of $9.2 million on the sale of approximately 2,000 PPP loans in the second quarter 2021 and $1.6 million, or 96.8%, lower pass-through income from our SBIC partnerships.

Total noninterest income decreased $9.1 million, or 41.3%, from the six months ended June 30, 2021.  The decrease was primarily due to the gain of $9.2 million on the sale of approximately 2,000 PPP loans in the second quarter 2021 and $1.5 million, or 89.9%, lower pass-through income from our SBIC partnerships, partially offset with additional income $1.6 million, or 83.0%, from fees and brokerage commissions from SSW.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$21,408	$16,753	$4,655
Non-staff expenses:
Occupancy of bank premises	2,422	2,276	146
Depreciation and amortization	1,734	1,475	259
Data processing	1,886	2,288	(402)
FDIC assessment fees	661	436	225
Legal and professional fees	735	905	(170)
Advertising and promotions	703	624	79
Utilities and communications	822	636	186
Ad valorem shares tax	812	675	137
Directors' fees	212	194	18
Other real estate owned expenses and write-downs	35	178	(143)
Merger and conversion related expenses	615	94	521
Other	4,352	4,371	(19)
Total noninterest expense	$36,397	$30,905	$5,492

	For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$41,111	$31,679	$9,432
Non-staff expenses:
Occupancy of bank premises	4,474	4,087	387
Depreciation and amortization	3,303	2,833	470
Data processing	4,002	4,111	(109)
FDIC assessment fees	1,404	945	459
Legal and professional fees	1,278	1,646	(368)
Advertising and promotions	1,234	1,101	133
Utilities and communications	1,601	1,211	390
Ad valorem shares tax	1,625	1,375	250
Directors' fees	414	382	32
Other real estate owned expenses and write-downs	49	557	(508)
Merger and conversion related expenses	1,426	104	1,322
Other	8,196	7,602	594
Total noninterest expense	$70,117	$57,633	$12,484

Total noninterest expense increased $5.5 million, or 17.8%, from the three months ended June 30, 2021, primarily attributed to $4.7 million increase in salaries and employee benefits due to the acquisition of TCBI and additional staffing hired over the past year. The increase in noninterest expense was also partially due to $521,000 increase in merger and conversion related expenses due to the TCBI acquisition.

Total noninterest expense increased $12.5 million, or 21.7%, from the six months ended June 30, 2021, primarily attributed to $9.4 million increase in salaries and employee benefits due to the acquisition of TCBI and additional staffing hired over the past year. The increase in noninterest expense was also partially due to $1.3 million increase in merger and conversion related expenses due to the TCBI acquisition.

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

For the three months ended June 30, 2022, income tax expense totaled $3.5 million, a decrease of $1.1 million, or 23.2%, compared to $4.5 million for the same period in 2021. For the six months ended June 30, 2022, income tax expense totaled $5.8 million, a decrease of $1.5 million, or 20.4%, compared to $7.3 million for the same period in 2021. Our effective tax rates for the three months ended June 30, 2022 and 2021 were 20.2% and 20.7%, respectively. For the six months ended June 30, 2022 and 2021, our effective tax rates were 20.5% and 19.6%, respectively. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $804.0 million, or 17.0%, from December 31, 2021 to June 30, 2022, due primarily from the acquisition of TCBI and the increase in our loan portfolio.

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

As of June 30, 2022, total loans held for investment were $4.1 billion, an increase of $924.1 million, or 29.0%, compared to $3.2 billion as of December 31, 2021. The increase was primarily due to the acquisition of TCBI and growth in our Dallas/Fort Worth metroplex and New Orleans markets. Additionally, $170,000 and $1.2 million in loans were classified as loans held for sale as of June 30, 2022 and December 31, 2021, respectively.

Total loans held for investment as a percentage of total deposits were 88.3% and 78.2% as of June 30, 2022 and December 31, 2021, respectively. Total loans held for investment as a percentage of total assets were 74.4% and 67.5% as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$949,631	23.1%	$721,385	22.6%
Real estate:
Construction and land	642,260	15.6	548,528	17.2
Farmland	174,723	4.2	87,463	2.7
1-4 family residential	521,747	12.7	467,699	14.7
Multi-family residential	97,901	2.4	97,508	3.1
Nonfarm nonresidential	1,605,691	39.0	1,144,426	35.9
Consumer and other	121,773	3.0	122,599	3.8
Total loans held for investment	$4,113,726	100.0%	$3,189,608	100.0%

SBA PPP loans accounted for $3.2 million and $5.4 million of the commercial portfolio as of June 30, 2022 and December 31, 2021, respectively.

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

Commercial loans increased $228.2 million, or 31.6%, to $949.6 million as of June 30, 2022 from $721.4 million as of December 31, 2021.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana, the Dallas/Fort Worth metroplex and Houston, and are generally diverse in terms of type.

Construction and land loans increased $93.7 million, or 17.1%, to $642.3 million as of June 30, 2022 from $548.5 million as of December 31, 2021.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $54.0 million, or 11.6%, to $521.7 million as of June 30, 2022 from $467.7 million as of December 31, 2021.

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

Nonfarm nonresidential loans increased $461.3 million, or 40.3%, to $1.6 billion as of June 30, 2022 from $1.1 billion as of December 31, 2021.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Commercial	$412,209	$327,836	$209,264	$322	$949,631
Real estate:
Construction and land	249,056	328,129	58,797	6,278	642,260
Farmland	21,788	108,445	44,490	-	174,723
1-4 family residential	70,605	272,481	125,256	53,405	521,747
Multi-family residential	10,799	32,558	48,556	5,988	97,901
Nonfarm nonresidential	132,832	745,640	596,999	130,220	1,605,691
Consumer and other	53,656	52,714	15,123	280	121,773
Total loans held for investment	$950,945	$1,867,803	$1,098,485	$196,493	$4,113,726

Fixed rate loans:
Commercial	$148,988	$208,210	$142,600	$-	$499,798
Real estate:
Construction and land	96,363	201,436	32,806	76	330,681
Farmland	11,127	55,852	33,453	-	100,432
1-4 family residential	40,912	225,177	67,153	12,142	345,384
Multi-family residential	9,013	30,707	46,120	15	85,855
Nonfarm nonresidential	64,433	687,509	469,118	9,198	1,230,258
Consumer and other	24,837	42,252	13,204	164	80,457
Total fixed rate loans	$395,673	$1,451,143	$804,454	$21,595	$2,672,865

Floating rate loans:
Commercial	$263,221	$119,626	$66,664	$322	$449,833
Real estate:
Construction and land	152,693	126,693	25,991	6,202	311,579
Farmland	10,661	52,593	11,037	-	74,291
1-4 family residential	29,693	47,304	58,103	41,263	176,363
Multi-family residential	1,786	1,851	2,436	5,973	12,046
Nonfarm nonresidential	68,399	58,131	127,881	121,022	375,433
Consumer and other	28,819	10,462	1,919	116	41,316
Total floating rate loans	$555,272	$416,660	$294,031	$174,898	$1,440,861

	As of December 31, 2021
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Commercial	$258,279	$300,346	$162,760	$-	$721,385
Real estate:
Construction and land	228,988	265,097	53,254	1,189	548,528
Farmland	8,972	43,786	34,705	-	87,463
1-4 family residential	70,851	249,231	106,035	41,582	467,699
Multi-family residential	5,382	28,041	58,757	5,328	97,508
Nonfarm nonresidential	137,207	506,219	446,646	54,354	1,144,426
Consumer and other	49,774	57,543	14,997	285	122,599
Total loans held for investment	$759,453	$1,450,263	$877,154	$102,738	$3,189,608

Fixed rate loans:
Commercial	$116,784	$178,649	$119,198	$-	$414,631
Real estate:
Construction and land	87,082	121,398	27,927	-	236,407
Farmland	5,091	32,370	30,072	-	67,533
1-4 family residential	39,375	201,921	44,721	5,032	291,049
Multi-family residential	3,516	15,478	57,938	-	76,932
Nonfarm nonresidential	88,677	451,885	356,772	6,850	904,184
Consumer and other	25,609	43,038	13,049	167	81,863
Total fixed rate loans	$366,134	$1,044,739	$649,677	$12,049	$2,072,599

Floating rate loans:
Commercial	$141,495	$121,697	$43,562	$-	$306,754
Real estate:
Construction and land	141,906	143,699	25,327	1,189	312,121
Farmland	3,881	11,416	4,633	-	19,930
1-4 family residential	31,476	47,310	61,314	36,550	176,650
Multi-family residential	1,866	12,563	819	5,328	20,576
Nonfarm nonresidential	48,530	54,334	89,874	47,504	240,242
Consumer and other	24,165	14,505	1,948	118	40,736
Total floating rate loans	$393,319	$405,524	$227,477	$90,689	$1,117,009

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $18.2 million and $14.5 million in nonperforming assets as of June 30, 2022 and December 31, 2021, respectively. We had $17.1 million in nonperforming loans as of June 30, 2022 compared to $13.1 million as of December 31, 2021. The increase in nonperforming assets from December 31, 2021 to June 30, 2022 is primarily due to one $6.3 million borrower that was placed on nonaccrual during the three months ended June 30, 2022. This loan was paid in full during July 2022 from insurance proceeds related to the hurricane damage of the collateral.

The following tables present information regarding nonperforming assets at the dates indicated (purchased impaired credits are excluded):

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$16,777	$12,868
Accruing loans 90 or more days past due	324	222
Total nonperforming loans	17,101	13,090
Other nonperforming assets	84	-
Other real estate owned:
Commercial real estate, construction, land and land development	990	1,348
Residential real estate	-	79
Total other real estate owned	990	1,427
Total nonperforming assets	$18,175	$14,517
Restructured loans-nonaccrual	$3,189	$3,275
Restructured loans-accruing	3,715	315
Ratio of nonperforming loans to total loans held for investment	0.42%	0.41%
Ratio of nonperforming assets to total assets	0.33	0.31
Ratio of nonaccrual loans to total loans held for investment	0.41	0.40

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$664	$1,341
Farmland	92	76
1-4 family residential	3,667	3,601
Multi-family residential	-	-
Nonfarm nonresidential	8,608	2,614
Commercial	3,514	4,947
Consumer and other	232	289
Total	$16,777	$12,868

As of June 30, 2022, our loan portfolio included 1,351 loans with an aggregate outstanding balance of $489.8 million that had previously been granted temporary payment deferrals of principal and/or interest due to the effect of the COVID-19 pandemic.  As of December 31, 2021, our loan portfolio included 1,574 loans with an aggregate outstanding balance of $522.0 million that had previously been granted temporary payment deferrals. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program are not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period. None of these loans are currently in their deferral period at June 30, 2022 and December 31, 2021, respectively.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$638,578	$693	$2,325	$664	$642,260
Farmland	172,160	2,471	-	92	174,723
1-4 family residential	508,798	3,522	3,946	5,481	521,747
Multi-family residential	97,882	-	19	-	97,901
Nonfarm nonresidential	1,547,001	25,801	21,868	11,021	1,605,691
Commercial	931,664	8,567	5,786	3,614	949,631
Consumer and other	120,649	365	430	329	121,773
Total	$4,016,732	$41,419	$34,374	$21,201	$4,113,726

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

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

As of June 30, 2022, the allowance for loan losses totaled $32.3 million, or 0.79%, of total loans held for investment. As of December 31, 2021, the allowance for loan losses totaled $29.1 million, or 0.91%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Six Months Ended June 30, 2022 (Unaudited)	As of and For the Year Ended December 31, 2021
	(Dollars in thousands)
Average loans outstanding (1)	$3,640,470	$3,037,020
Gross loans held for investment outstanding end of period	$4,113,726	$3,189,608
Allowance for loan losses at beginning of period	$29,112	$22,024
Provision for loan losses	4,562	8,047
Charge-offs:
Real Estate:
Construction, land and farmland	6	29
Residential	3	169
Nonfarm nonresidential	30	139
Commercial	1,517	830
Consumer and other	211	469
Total charge-offs	1,767	1,636
Recoveries:
Real Estate:
Construction, land and farmland	18	3
Residential	3	39
Nonfarm nonresidential	8	99
Commercial	270	417
Consumer and other	111	119
Total recoveries	410	677
Net charge-offs	1,357	959
Allowance for loan losses at end of period	$32,317	$29,112
Ratio of allowance to end of period loans held for investment	0.79%	0.91%
Ratio of net charge-offs to average loans	0.04	0.03
Ratio of allowance to nonaccrual loan	192.63	227.24

(1) Excluding loans held for sale

	As of and For the Six Months Ended June 30, 2022 (Unaudited)		As of and for the Year Ended December 31, 2021
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Commercial	$1,247	0.04%	$413	0.01%
Real estate:
Construction and land	(12)	0.00%	27	0.00%
Farmland	-	0.00%	(1)	0.00%
1-4 family residential	-	0.00%	130	0.00%
Multi-family residential	-	0.00%	-	0.00%
Nonfarm nonresidential	22	0.00%	40	0.00%
Consumer and other	100	0.00%	350	0.01%
Total loans held for investment	$1,357	0.04%	$959	0.03%

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

	As of June 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$5,020	15.5%	$4,498	15.5%
Farmland	1,404	4.3	721	2.5
1-4 family residential	4,409	13.7	3,791	13.0
Multi-family residential	723	2.2	774	2.7
Nonfarm nonresidential	11,416	35.3	9,794	33.6
Total real estate	22,972	71.0	19,578	67.3
Commercial	8,227	25.5	8,358	28.7
Consumer and other	1,118	3.5	1,176	4.0
Total allowance for loan losses	$32,317	100.0%	$29,112	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2022, the carrying amount of investment securities totaled $934.7 million, a decrease of $86.4 million, or 8.5%, compared to $1.0 billion as of December 31, 2021. The decrease was primarily due to unrealized losses during the six months ended June 30, 2022. Securities represented 16.9% and 21.6% of total assets as of June 30, 2022 and December 31, 2021, respectively.

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

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,836	$-	$2,268	$30,568
U.S. government agencies	50,322	-	2,180	48,142
Corporate bonds	47,411	70	1,311	46,170
Mortgage-backed securities	534,335	11	45,942	488,404
Municipal securities	350,300	54	28,962	321,392
Total	$1,015,204	$135	$80,663	$934,676

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$22,751	$-	$437	$22,314
U.S. government agencies	27,867	2	376	27,493
Corporate bonds	45,876	812	106	46,582
Mortgage-backed securities	555,528	3,246	6,435	552,339
Municipal securities	370,421	4,100	2,188	372,333
Total	$1,022,443	$8,160	$9,542	$1,021,061

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

	As of June 30, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$-	-%	$30,568	1.01%	$-	-%	$-	-%	$30,568	1.01%
U.S. government agencies	-	-%	48,142	1.51%	-	-%	-	-%	48,142	1.51%
Corporate bonds	-	-%	-	-%	46,170	4.38%	-	-%	46,170	4.38%
Mortgage-backed securities	5,214	2.46%	34,996	1.34%	202,499	1.51%	245,695	1.40%	488,404	1.45%
Municipal securities	13,736	1.95%	100,460	1.43%	126,832	1.75%	80,364	1.89%	321,392	1.69%
Total	$18,950	2.09%	$214,166	1.37%	$375,501	1.94%	$326,059	1.52%	$934,676	1.67%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$22,314	0.77%	$-	-%	$-	-%	$22,314	0.77%
U.S. government agencies	2,513	0.23%	24,980	0.76%	-	-%	-	-%	27,493	0.21%
Corporate bonds	-	-%	-	-%	46,582	4.37%	-	-%	46,582	4.37%
Mortgage-backed securities	10,701	1.19%	37,870	1.42%	221,494	1.34%	282,274	1.20%	552,339	1.27%
Municipal securities	16,720	2.09%	97,129	1.41%	149,951	1.76%	108,533	1.94%	372,333	1.74%
Total	$29,934	1.61%	$182,293	1.24%	$418,027	1.83%	$390,807	1.41%	$1,021,061	1.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.87 years with an estimated effective duration of 56.06 months as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of June 30, 2022 and December 31, 2021, the Company held other equity securities of $30.3 million and $16.6 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2022 were $4.7 billion, an increase of $580.9 million, or 14.3%, compared to $4.1 billion as of December 31, 2021.

Noninterest-bearing deposits as of June 30, 2022 were $1.7 billion compared to $1.3 billion as of December 31, 2021, an increase of $407.1 million, or 31.5%.

Average deposits for the six months ended June 30, 2022 were $4.4 billion, an increase of $613.5 million, or 16.1%, over the full year average for the year ended December 31, 2021 of $3.8 billion. The average rate paid on total interest-bearing deposits decreased over this period from 0.47% for the year ended December 31, 2021 to 0.33% for the six months ended June 30, 2022. The decrease in average rates during the six months ended June 30, 2022 over the average for the year ended December 31, 2021 was primarily due to the maturing of higher yielding deposits. In addition, the stability and continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.22% for the six months ended June 30, 2022 compared to 0.32% for the year ended December 31, 2021.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2022 (Unaudited)		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$200,591	0.33%	$177,196	0.49%
Negotiable order of withdrawal ("NOW") accounts	579,354	0.11%	511,231	0.13%
Limited access money market accounts and savings	1,474,716	0.29%	1,176,858	0.29%
Certificates and other time deposits > $250k	197,949	0.61%	204,892	1.12%
Certificates and other time deposits < $250k	479,618	0.61%	534,648	0.93%
Total interest-bearing deposits	2,932,228	0.33%	2,604,825	0.47%
Noninterest-bearing demand accounts	1,483,095	-%	1,196,970	-%
Total deposits	$4,415,323	0.22%	$3,801,795	0.32%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2022 and the year ended December 31, 2021 was 33.6% and 31.5%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2022:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $ 100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$51,770	$92,774
More than 3 months but less than 6 months	34,585	72,979
More than 6 months but less than 12 months	67,093	80,081
12 months or more	40,960	52,943
Total	$194,408	$298,777

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of June 30, 2022:

Fed Funds Purchase Limits
(Dollars in thousands)
The Independent Bankers Bank	$45,000
PNC Bank	38,000
First National Bankers Bank ("FNBB")	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

We had no outstanding balances as of June 30, 2022 and December 31, 2021, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of June 30, 2022 and December 31, 2021, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million. There were no funds drawn under these lines of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $5.1 billion and $4.4 billion for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
	(Unaudited)
Source of Funds:
Deposits:
Noninterest-bearing	28.8%	27.2%
Interest-bearing	57.0	59.2
Subordinated debt (excluding trust preferred securities)	2.0	1.5
Advances from FHLB	2.5	1.1
Other borrowings	0.5	0.7
Other liabilities	0.5	0.6
Shareholders' equity	8.7	9.7
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	70.2%	68.4%
Securities available for sale	19.2	19.7
Interest-bearing deposits in other banks	3.3	2.4
Other noninterest-earning assets	7.3	9.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	33.6%	31.5%
Average loans to average deposits	82.5	79.9

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 19.8% for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to growth in our Dallas/Fort Worth metroplex and New Orleans markets, and the acquisition of TCBI. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.87 years and an effective duration of 56.06 months as of June 30, 2022. As of December 31, 2021, our securities portfolio had a weighted average life of 5.87 years and an effective duration of 53.46 months.

As of June 30, 2022, we had outstanding $1.1 billion in commitments to extend credit and $36.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had outstanding $1.0 billion in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of June 30, 2022 and December 31, 2021 we had cash and cash equivalents, including federal funds sold, of $165.5 million and $295.4 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $445.5 million as of June 30, 2022, compared to $433.4 million as of December 31, 2021, an increase of $12.1 million, or 2.8%. This increase was primarily due to the issuance of $55.0 million of common stock and equity awards in the acquisition of TCBI and net income of $22.5 million, offset with other comprehensive losses of $61.6 million resulting from the after tax effect of unrealized losses in our investment securities portfolio and dividends paid of $5.1 million.

On July 26, 2022, our board of directors (the “Board”) declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2022 in the amount of $0.12 per share to the common shareholders of record as of August 15, 2022. The dividend is to be paid on August 31, 2022, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2022 and December 31, 2021, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. However, as of June 30, 2022, the Company’s Tier 1 capital ratio of 8.23%, while enough for the Company to be well capitalized, did not satisfy the 2.5% capital conservation buffer under the Basel III regulatory capital framework. As a result, until the Company’s Tier 1 capital ratio exceeds 8.50%, and thereby satisfies the capital conservation buffer, the Company’s distributions to shareholders in a quarter, together with any stock repurchases and discretionary bonus payments, will be limited to 60% of its eligible retained income, which is generally defined as net income for the prior four quarters, less any distributions during such four-quarter period. This is not expected to have any material effect on the Company or its ability to pay dividends as the Company’s total distributions in a quarter have historically not approached such limit. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$551,476	11.09%	$478,794	11.94%
Tier 1 capital (to risk weighted assets)	409,244	8.23%	367,431	9.17%
Common Equity Tier 1 capital (to risk weighted assets)	404,244	8.13%	362,431	9.04%
Tier 1 Leverage capital (to average assets)	409,244	7.68%	367,431	8.14%

b1BANK
Total capital (to risk weighted assets)	$545,018	10.97%	$468,834	11.71%
Tier 1 capital (to risk weighted assets)	512,061	10.30%	438,898	10.96%
Common Equity Tier 1 capital (to risk weighted assets)	512,061	10.30%	438,898	10.96%
Tier 1 Leverage capital (to average assets)	512,061	9.61%	438,898	9.73%

Long Term Debt

During the six months ended June 30, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $3.2 million as of June 30, 2022. During the six months ended June 30, 2021, we issued $56.4 million in subordinated debt, and paid off $11.0 million in long term borrowings.

FHLB Advances

Advances from the FHLB totaled approximately $254.0 million and $82.0 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 1.51% and 1.08%, respectively, and mature within five years. At June 30, 2022, $200.0 million in advances were short term with a rate of 1.66% and a weighted average stated rate of 1.31%. There were no short term advances at December 31, 2021.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2022 and December 31, 2021 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. The subordinated debt totaled $111.1 million and $81.4 million at June 30, 2022 and December 31, 2021, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2013, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years. We had a revolving line of credit with FNBB in the amount of $5.0 million at both June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022, we utilized the $5.0 million and carried that balance at June 30, 2022. There was no balance on this line at December 31, 2021. This revolving line of credit bears a variable interest rate equal to the Wall Street Journal Prime and not to be less than 3.5% with the rate at 4.75% at June 30, 2022. This revolving line of credit is for one year and matures in November, 2022.

	As of June 30, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,853	$6,947	$4,356	$6,008	$19,164
Time deposits	508,069	119,534	24,203	-	651,806
Subordinated debt (including premium)	613	1,227	10,031	99,184	111,055
Advances from FHLB	200,000	875	53,136	-	254,011
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,477	-	-	-	18,477
FNBB Line of Credit	5,000	-	-	-	5,000
Standby and commercial letters of credit	11,075	24,945	435	-	36,455
Commitments to extend credit	522,581	332,274	146,910	131,212	1,132,977
Total	$1,267,668	$485,802	$239,071	$241,404	$2,233,945

	As of December 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,243	$3,994	$3,502	$4,565	$14,304
Time deposits	548,593	121,037	23,026	-	692,656
Subordinated debt	-	-	-	81,427	81,427
Advances from FHLB	-	23,000	59,022	-	82,022
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	19,121	-	-	-	19,121
Standby and commercial letters of credit	10,460	24,733	98	-	35,291
Commitments to extend credit	428,839	351,623	138,674	87,702	1,006,838
Total	$1,009,256	$524,387	$224,322	$178,694	$1,936,659

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(3.70%)	0.50%	(1.00%)	(4.45%)
+200	(2.20%)	0.41%	0.10%	(3.99%)
+100	(1.20%)	0.28%	0.50%	(1.57%)
Base	-%	-%	-%	-%
-100	(2.40%)	(0.51%)	(3.30%)	2.83%
-200	(7.10%)	(1.69%)	(7.00%)	18.80%

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended June 30, 2022, was $14.6 million, or $0.64 per diluted share, compared to core net income of $18.7 million, or $0.90 per diluted share, for the three months ended June 30, 2021. Notable noncore events impacting earnings for the three months ended June 30, 2022, included $708,000 in acquisition-related expenses and $270,000 in expenses attributable to storm repairs, compared to the incurrence of losses of $540,000 on disposals of former bank premises and equipment included in other income and losses of $938,000 in expenses attributed to hurricane repairs in the three months ended June 30, 2021.

For the six months ended June 30, 2022, core net income was $24.8 million, or $1.14 per diluted share, compared to core net income of $31.3 million, or $1.51 per diluted share, for the six months ended June 30, 2021. Notable noncore events impacting earnings for the six months ended June 30, 2022, included the incurrence of losses of $717,000 on disposals of former bank premises and equipment included in other income, $1.5 million in acquisition-related expenses and $501,000 in expenses attributable to storm repairs, compared to the incurrence of losses of $540,000 on disposals of former bank premises and equipment included in other income and losses of $1.3 million in expenses attributed to hurricane repairs in the three months ended June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Interest Income:
Interest income	$54,014	$42,351	$98,136	$86,613
Core interest income	54,014	42,351	98,136	86,613
Interest Expense:
Interest expense	4,452	4,406	8,099	8,367
Core interest expense	4,452	4,406	8,099	8,367
Provision for Loan Losses:
Provision for loan losses	2,945	2,241	4,562	5,600
Core provision expense	2,945	2,241	4,562	5,600
Other Income:
Other income	7,021	17,165	12,917	22,013
Losses on former bank premises and equipment	-	540	717	540
Losses on sale of securities	8	50	39	55
Core other income	7,029	17,755	13,673	22,608
Other Expense:
Other expense	36,397	30,905	70,117	57,633
Acquisition-related expenses (2)	(708)	(94)	(1,519)	(104)
Occupancy and bank premises - hurricane repair	(270)	(938)	(501)	(1,288)
Core other expense	35,419	29,873	68,097	56,241
Pre-Tax Income:
Pre-tax income	17,241	21,964	28,275	37,026
Losses on former bank premises and equipment	-	540	717	540
Losses on sale of securities	8	50	39	55
Acquisition-related expenses (2)	708	94	1,519	104
Occupancy and bank premises - hurricane repair	270	938	501	1,288
Core pre-tax income	18,227	23,586	31,051	39,013
Provision for Income Taxes: (1)
Provision for income taxes	3,484	4,536	5,787	7,269
Tax on losses on former bank premises and equipment	-	113	151	113
Tax on losses on sale of securities	2	11	9	12
Tax on acquisition-related expenses (2)	126	20	174	22
Tax on occupancy and bank premises - hurricane repair	57	197	106	271
Core provision for income taxes	$3,669	$4,877	$6,227	$7,687
Net Income:
Net income	$13,757	$17,428	$22,488	$29,757
Losses on former bank premises and equipment , net of tax	-	427	566	427
Losses on sale of securities, net of tax	6	39	30	43
Acquisition-related expenses (2), net of tax	582	74	1,345	82
Occupancy and bank premises - hurricane repair, net of tax	213	741	395	1,018
Core net income	$14,558	$18,709	$24,824	$31,327
Diluted Earnings Per Share:
Diluted earnings per share	$0.61	$0.84	$1.03	$1.43
Losses on former bank premises and equipment , net of tax	-	0.02	0.03	0.02
Losses on sale of securities, net of tax	-	-	-	-
Acquisition-related expenses (2), net of tax	0.02	-	0.06	-
Occupancy and bank premises - hurricane repair, net of tax	0.01	0.04	0.02	0.06
Core diluted earnings per share	$0.64	$0.90	$1.14	$1.51

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2022 and 2021.  These rates approximate the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$445,459	$433,368
Adjustments:
Goodwill	(88,842)	(59,894)
Core deposit and customer intangibles	(15,093)	(12,203)
Total tangible common equity	$341,524	$361,271
Common shares outstanding (1)	22,579,451	20,400,349
Book value per common shares (1)	$19.73	$21.24
Tangible book value per common shares (1)	15.13	17.71

(1)

Excludes the dilutive effect, if any, of 169,668 and 132,032 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2022 and December 31, 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$445,459	$433,368
Adjustments:
Goodwill	(88,842)	(59,894)
Core deposit and customer intangibles	(15,093)	(12,203)
Total tangible common equity	$341,524	$361,271
Tangible Assets
Total Assets	$5,530,383	$4,726,378
Adjustments:
Goodwill	(88,842)	(59,894)
Core deposit and customer intangibles	(15,093)	(12,203)
Total tangible assets	$5,426,448	$4,654,281
Common Equity to Total Assets	8.1%	9.2%
Tangible Common Equity to Tangible Assets	6.3	7.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

10.1 +	Change in Control Agreement, dated October 29, 2019, between Business First Bank and Keith Mansfield.*

10.2 +	Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield.*

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

BUSINESS FIRST BANCSHARES, INC.

August 4, 2022	/s/ David R. Melville, III
President and Chief Executive Officer

August 4, 2022	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer