Form 10-Q
period 2022-09-30
Business First Bancshares, Inc.
filed 2022-11-03
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, the issuer has outstanding 25,105,136 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Cash and Due from Banks	$152,671	$68,375
Federal Funds Sold	11,137	227,044
Securities Available for Sale, at Fair Values	884,960	1,021,061
Mortgage Loans Held for Sale	545	1,200
Loans and Lease Receivable, Net of Allowance for Loan Losses of $35,201 at September 30, 2022 and $29,112 at December 31, 2021	4,394,699	3,160,496
Premises and Equipment, Net	63,765	58,155
Accrued Interest Receivable	22,454	19,597
Other Equity Securities	39,390	16,619
Other Real Estate Owned	840	1,427
Cash Value of Life Insurance	88,743	60,380
Deferred Taxes	36,691	8,822
Goodwill	88,543	59,894
Core Deposit and Customer Intangible	14,567	12,203
Other Assets	7,686	11,105
Total Assets	$5,806,691	$4,726,378

LIABILITIES
Deposits:
Noninterest Bearing	$1,613,310	$1,291,036
Interest Bearing	2,972,795	2,786,247
Total Deposits	4,586,105	4,077,283
Securities Sold Under Agreements to Repurchase	22,072	19,121
Short Term Borrowings	5,009	20
Federal Home Loan Bank Borrowings	534,059	82,022
Subordinated Debt	110,902	81,427
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	1,023	1,354
Other Liabilities	34,519	26,783
Total Liabilities	5,298,689	4,293,010

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 and 0 Shares ($1,000 Liquidation Preference) Issued at September 30, 2022 and December 31, 2021, respectively	72,010	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 22,605,136 and 20,400,349 Shares Issued and Outstanding at September 30, 2022 and December 31, 2021, respectively	22,605	20,400
Additional Paid-in Capital	347,721	292,271
Retained Earnings	150,336	121,874
Accumulated Other Comprehensive Loss	(84,670)	(1,177)
Total Shareholders' Equity	508,002	433,368
Total Liabilities and Shareholders' Equity	$5,806,691	$4,726,378

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income:
Interest and Fees on Loans	$58,846	$37,900	$148,668	$118,454
Interest and Dividends on Non-taxable Securities	1,014	3,215	3,138	8,556
Interest and Dividends on Taxable Securities	3,186	383	9,049	1,060
Interest on Federal Funds Sold and Due From Banks	427	36	754	77
Total Interest Income	63,473	41,534	161,609	128,147
Interest Expense:
Interest on Deposits	6,286	3,060	11,106	9,538
Interest on Borrowings	3,707	1,180	6,986	3,069
Total Interest Expense	9,993	4,240	18,092	12,607
Net Interest Income	53,480	37,294	143,517	115,540
Provision for Loan Losses	3,273	1,147	7,835	6,747
Net Interest Income after Provision for Loan Losses	50,207	36,147	135,682	108,793
Other Income:
Service Charges on Deposit Accounts	2,116	1,763	6,007	5,013
Loss on Sales of Securities	(7)	(11)	(46)	(66)
Gain on Sales of Loans	264	93	515	10,114
Other Income	5,742	4,266	14,556	13,063
Total Other Income	8,115	6,111	21,032	28,124
Other Expenses:
Salaries and Employee Benefits	21,906	16,791	63,017	48,470
Occupancy and Equipment Expense	5,122	3,912	14,449	11,893
Other Expenses	13,918	8,627	33,597	26,600
Total Other Expenses	40,946	29,330	111,063	86,963
Income Before Income Taxes	17,376	12,928	45,651	49,954
Provision for Income Taxes	3,576	2,617	9,363	9,886
Net Income	$13,800	$10,311	$36,288	$40,068
Earnings Per Share:
Basic	$0.61	$0.51	$1.65	$1.95
Diluted	$0.61	$0.50	$1.64	$1.94

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Net Income	$13,800	$10,311	$36,288	$40,068

Other Comprehensive Income (Loss):
Unrealized Loss on Investment Securities	(27,588)	(1,246)	(106,774)	(6,202)
Unrealized Gain (Loss) on Share of Other Equity Investments	(38)	(185)	1,041	(43)
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	7	11	46	66
Income Tax Effect	5,683	298	22,194	1,298
Other Comprehensive Loss	(21,936)	(1,122)	(83,493)	(4,881)
Consolidated Comprehensive Income (Loss)	$(8,136)	$9,189	$(47,205)	$35,187

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2021	$-	$20,741	$299,014	$104,382	$6,869	$431,006
Comprehensive Income:
Net Income	-	-	-	10,311	-	10,311
Other Comprehensive Loss	-	-	-	-	(1,122)	(1,122)
Cash Dividends Declared, $0.12 Per Share	-	-	-	(2,450)	-	(2,450)
Stock Issuance	-	10	140	-	-	150
Surrendered Shares of Options Exercised	-	(7)	(143)	-	-	(150)
Stock Based Compensation Cost	-	-	814	-	-	814
Stock Repurchase	-	(360)	(7,978)	-	-	(8,338)
Balances at September 30, 2021	$-	$20,384	$291,847	$112,243	$5,747	$430,221

Balances at June 30, 2022	$-	$22,579	$346,382	$139,232	$(62,734)	$445,459
Comprehensive Income:
Net Income	-	-	-	13,800	-	13,800
Other Comprehensive Loss	-	-	-	-	(21,936)	(21,936)
Cash Dividends Declared, $0.12 Per Share	-	-	-	(2,696)	-	(2,696)
Preferred Stock Issuance	72,010	-	-	-	-	72,010
Stock Issuance	-	15	209	-	-	224
Surrendered Shares of Options Exercised	-	(8)	(179)	-	-	(187)
Stock Based Compensation Cost	-	19	1,309	-	-	1,328
Balances at September 30, 2022	$72,010	$22,605	$347,721	$150,336	$(84,670)	$508,002

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2020	$-	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	-	40,068	-	40,068
Other Comprehensive Loss	-	-	-	-	(4,881)	(4,881)
Cash Dividends Declared, $0.34 Per Share	-	-	-	(6,999)	-	(6,999)
Stock Issuance	-	235	2,975	-	-	3,210
Surrendered Shares of Options Exercised	-	(96)	(2,180)	-	-	(2,276)
Stock Based Compensation Cost	-	99	1,960	-	-	2,059
Stock Repurchase	-	(475)	(10,448)	-	-	(10,923)
Balances at September 30, 2021	$-	$20,384	$291,847	$112,243	$5,747	$430,221

Balances at December 31, 2021	$-	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	-	36,288	-	36,288
Other Comprehensive Loss	-	-	-	-	(83,493)	(83,493)
Cash Dividends Declared, $0.36 Per Share	-	-	-	(7,826)	-	(7,826)
Preferred Stock Issuance	72,010	-	-	-	-	72,010
Stock Issuance	-	2,094	53,376	-	-	55,470
Surrendered Shares of Options Exercised	-	(8)	(179)	-	-	(187)
Stock Based Compensation Cost	-	119	2,253	-	-	2,372
Balances at September 30, 2022	$72,010	$22,605	$347,721	$150,336	$(84,670)	$508,002

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Consolidated Net Income	$36,288	$40,068
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	7,835	6,747
Depreciation and Amortization	3,642	3,117
Net Accretion of Purchase Accounting Adjustments	(4,109)	(5,991)
Stock Based Compensation Cost	2,372	2,059
Net Amortization of Securities	4,632	5,242
Loss on Sales of Securities	46	66
Gain on Sale of Loans	(347)	(9,179)
Income on Other Equity Securities	(792)	(2,074)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	95	1,369
Increase in Cash Value of Life Insurance	(1,405)	(1,029)
Deferred Income Tax Expense (Benefit)	(2,651)	617
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(254)	4,870
(Increase) Decrease in Other Assets	6,446	(5,503)
Decrease in Accrued Interest Payable	(550)	(664)
Increase in Other Liabilities	6,949	2,074
Net Cash Provided by Operating Activities	58,197	41,789

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(82,380)	(499,686)
Proceeds from Maturities / Sales of Securities Available for Sale	35,197	22,206
Proceeds from Paydowns of Securities Available for Sale	72,248	72,150
Net Cash Received (Paid) in Acquisition	163,460	(7,256)
Purchases of Other Equity Securities	(18,076)	(3,084)
Redemption of Other Equity Securities	3,215	2,549
Purchase of Life Insurance	(15,000)	(15,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	188	1,974
Proceeds from Sale of SBA PPP Loans	-	243,607
Net Increase in Loans	(897,943)	(305,615)
Net Purchases of Premises and Equipment	(7,193)	(1,050)
Loss on Disposal of Premises and Equipment	717	-
Proceeds from Sales of Other Real Estate	646	6,873
Net Decrease in Federal Funds Sold	215,907	169,506
Net Cash Used in Investing Activities	(529,014)	(312,826)

(CONTINUED)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows From Financing Activities:
Net Increase in Deposits	31,587	152,298
Net Increase in Securities Sold Under Agreements to Repurchase	2,951	5,370
Net Increase in Federal Funds Purchased	-	16,087
Net Advances on Federal Home Loan Bank Borrowings	451,162	5,000
Net Proceeds (Repayments) of Short Term Borrowings	4,989	(5,000)
Net Repayments from Long Term Borrowings	-	(6,000)
Proceeds from Issuance of Subordinated Debt	-	52,500
Proceeds from Issuance of Preferred Stock	72,010	-
Proceeds from Issuance of Common Stock	427	3,210
Surrendered Shares of Options Exercised	(187)	(2,276)
Repurchase of Common Stock	-	(10,923)
Payment of Dividends on Common Stock	(7,826)	(6,999)
Net Cash Provided by Financing Activities	555,113	203,267
Net Increase (Decrease) in Cash and Cash Equivalents	84,296	(67,770)
Cash and Cash Equivalents at Beginning of Period	68,375	149,131
Cash and Cash Equivalents at End of Period	$152,671	$81,361

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$11,558	$10,134
Interest on Borrowings	$6,865	$3,137
Income Tax Payments	$8,065	$12,540

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(106,728)	$(6,136)
Change in the Unrealized Gain (Loss) on Equity Securities	$1,041	$(43)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$22,194	$1,298
Transfer of Loans to Other Real Estate	$154	$1,343
Acquisitions:
Fair Value of Tangible Assets Acquired	$531,510	$1,343
Other Intangible Assets Acquired	3,875	4,300
Liabilities Assumed	508,991	6
Net Identifiable Assets Acquired Over Liabilities Assumed	$26,394	$5,637

Subordinated Debt Issued as Part of Consideration of Smith Shellnut Wilson	$-	$3,927

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

Cost and Allocation of Purchase Price for Texas Citizens Bancorp, Inc. (TCBI):

(Dollars in thousands, except per share data)

Purchase Price:
Shares Issued to TCBI's Shareholders on March 1, 2022	2,069,532
Closing Stock Price on February 28, 2022	$26.19
Total Stock Issued	$54,201
Other Consideration, Including Equity Awards	842
Total Purchase Price	$55,043
Net Assets Acquired:
Cash and Cash Equivalents	$163,460
Securities Available for Sale	370
Loans and Leases Receivable	338,027
Premises and Equipment, Net	2,776
Cash Value of Life Insurance	12,146
Core Deposit Intangible	3,875
Other Assets	14,731
Total Assets	535,385

Deposits	477,277
Borrowings	30,708
Other Liabilities	1,006
Total Liabilities	508,991
Net Assets Acquired	26,394
Goodwill Resulting from Merger	$28,649

The Company has recorded approximately $5.0 million and $515,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the nine months ended September 30, 2022 and year ended December 31, 2021.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net Income Available to Common Shares	$13,800	$10,311	$36,288	$40,068
Denominator:
Weighted Average Common Shares Outstanding	22,468,939	20,384,879	21,990,273	20,570,506
Dilutive Effect of Stock Options and RSAs	181,701	128,959	173,679	121,838
Weighted Average Dilutive Common Shares	22,650,640	20,513,838	22,163,952	20,692,344

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.51	$1.65	$1.95

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.61	$0.50	$1.64	$1.94

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,810	$-	$3,020	$29,790
U.S. Government Agencies	50,305	-	3,365	46,940
Corporate Securities	47,428	-	2,268	45,160
Mortgage-Backed Securities	518,575	-	62,366	456,209
Municipal Securities	343,952	3	37,094	306,861
Total Securities Available for Sale	$993,070	$3	$108,113	$884,960

	December 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,751	$-	$437	$22,314
U.S. Government Agencies	27,867	2	376	27,493
Corporate Securities	45,876	812	106	46,582
Mortgage-Backed Securities	555,528	3,246	6,435	552,339
Municipal Securities	370,421	4,100	2,188	372,333
Total Securities Available for Sale	$1,022,443	$8,160	$9,542	$1,021,061

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	September 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,681	$411	$20,109	$2,609	$29,790	$3,020
U.S. Government Agencies	24,250	750	22,690	2,615	46,940	3,365
Corporate Securities	21,443	1,479	3,716	789	25,159	2,268
Mortgage-Backed Securities	207,213	20,895	248,650	41,471	455,863	62,366
Municipal Securities	185,801	19,234	90,757	17,860	276,558	37,094
Total Securities Available for Sale	$448,388	$42,769	$385,922	$65,344	$834,310	$108,113

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,314	$437	$-	$-	$22,314	$437
U.S. Government Agencies	24,980	376	-	-	24,980	376
Corporate Securities	7,350	106	-	-	7,350	106
Mortgage-Backed Securities	407,986	6,108	18,985	327	426,971	6,435
Municipal Securities	145,649	1,872	10,161	316	155,810	2,188
Total Securities Available for Sale	$608,279	$8,899	$29,146	$643	$637,425	$9,542

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$22,460	$22,281
One to Five Years	227,810	212,962
Over Five to Ten Years	388,926	347,955
Over Ten Years	353,874	301,762
Total Securities Available for Sale	$993,070	$884,960

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Real estate loans:
Construction and land	$636,869	$548,528
Farmland	190,829	87,463
1-4 family residential	545,880	467,699
Multi-family residential	102,056	97,508
Nonfarm nonresidential	1,823,408	1,144,426
Commercial	1,012,778	721,385
Consumer and other	118,080	122,599
Total loans held for investment	4,429,900	3,189,608

Less:
Allowance for loan losses	(35,201)	(29,112)
Net loans	$4,394,699	$3,160,496

As of September 30, 2022 and December 31, 2021, $3.0 million and $5.4 million, respectively, of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans remain outstanding, all of which are included in the commercial loan portfolio.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2022 and December 31, 2021.

Net deferred loan origination fees were $12.7 million and $7.7 million at September 30, 2022 and December 31, 2021, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2022 and December 31, 2021, overdrafts of $972,000 and $2.4 million, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $680.0 million and $461.8 million at September 30, 2022 and December 31, 2021, respectively. The Company had servicing rights of $2.0 million and $1.4 million recorded as of September 30, 2022 and December 31, 2021, respectively, and is recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at September 30, 2022 includes $541.9 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at September 30, 2022 were acquired impaired loans accounted for under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) with a net carrying amount of $57.4 million and acquired performing loans not accounted for under ASC 310-30 totaling $488.4 million with a remaining purchase discount of $3.8 million.

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

The following tables set forth, as of September 30, 2022 and December 31, 2021, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2022
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer and Other	Total
Allowance for credit losses:
Beginning Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112
Charge-offs	(6)	-	(3)	-	(51)	(1,974)	(400)	(2,434)
Recoveries	25	-	18	-	45	446	154	688
Provision	528	812	698	(17)	3,502	2,104	208	7,835
Ending Balance	$5,045	$1,533	$4,504	$757	$13,290	$8,934	$1,138	$35,201
Ending Balance:
Individually evaluated for impairment	$24	$-	$97	$-	$74	$125	$25	$345
Collectively evaluated for impairment	$5,021	$1,533	$4,407	$757	$13,216	$8,809	$1,113	$34,856
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$636,869	$190,829	$545,880	$102,056	$1,823,408	$1,012,778	$118,080	$4,429,900
Ending Balance:
Individually evaluated for impairment	$832	$18	$3,672	$-	$2,861	$6,510	$169	$14,062
Collectively evaluated for impairment	$635,117	$190,804	$526,120	$102,056	$1,787,246	$1,000,841	$117,161	$4,359,345
Purchased Credit Impaired	$920	$7	$16,088	$-	$33,301	$5,427	$750	$56,493

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	(Dollars in thousands)
	Real Estate: Construction and Land	Real Estate: Farmland	Real Estate: 1-4 Family Residential	Real Estate: Multi-family Residential	Real Estate: Nonfarm Nonresidential	Commercial	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$3,584	$600	$3,453	$818	$7,369	$5,018	$1,182	$22,024
Charge-offs	(28)	(1)	(169)	-	(139)	(830)	(469)	(1,636)
Recoveries	1	2	39	-	99	417	119	677
Provision	941	120	468	(44)	2,465	3,753	344	8,047
Ending Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112
Ending Balance:
Individually evaluated for impairment	$26	$-	$110	$-	$83	$438	$37	$694
Collectively evaluated for impairment	$4,472	$721	$3,681	$774	$9,711	$7,920	$1,139	$28,418
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Ending Balance	$548,528	$87,463	$467,699	$97,508	$1,144,426	$721,385	$122,599	$3,189,608
Ending Balance:
Individually evaluated for impairment	$1,358	$74	$3,627	$-	$2,959	$5,514	$289	$13,821
Collectively evaluated for impairment	$546,164	$87,387	$444,934	$97,508	$1,118,836	$708,346	$121,392	$3,124,567
Purchased Credit Impaired	$1,006	$2	$19,138	$-	$22,631	$7,525	$918	$51,220

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

Farmland loans are loans that can be, or are, used for agricultural purposes. These loans are usually repaid through permanent financing, cash flow from the borrower’s ongoing operations, development of the property, or sale of the property.

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

As of September 30, 2022 and December 31, 2021, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$633,599	$509	$2,281	$480	$636,869
Farmland	188,721	2,083	-	25	190,829
1-4 family residential	532,752	4,346	3,546	5,236	545,880
Multi-family residential	102,038	-	18	-	102,056
Nonfarm nonresidential	1,780,039	24,927	13,978	4,464	1,823,408
Commercial	997,684	7,424	4,828	2,842	1,012,778
Consumer and other	117,273	241	322	244	118,080
Total	$4,352,106	$39,530	$24,973	$13,291	$4,429,900

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of September 30, 2022 and December 31, 2021, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.1 million and $222,000, respectively. As of September 30, 2022 and December 31, 2021, loan balances outstanding on nonaccrual status amounted to $9.8 million and $12.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of September 30, 2022 and December 31, 2021. Past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	September 30, 2022
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$206	$106	$1,237	$1,549	$635,320	$636,869	$493
Farmland	50	-	-	50	190,779	190,829	-
1-4 family residential	1,358	636	1,901	3,895	541,985	545,880	171
Multi-family residential	-	-	-	-	102,056	102,056	-
Nonfarm nonresidential	595	191	2,546	3,332	1,820,076	1,823,408	298
Commercial	434	143	1,738	2,315	1,010,463	1,012,778	75
Consumer and other	375	111	236	722	117,358	118,080	84
Total	$3,018	$1,187	$7,658	$11,863	$4,418,037	$4,429,900	$1,121

	December 31, 2021
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Construction and land	$632	$16	$488	$1,136	$547,392	$548,528	$-
Farmland	83	-	-	83	87,380	87,463	-
1-4 family residential	917	534	1,496	2,947	464,752	467,699	107
Multi-family residential	-	-	-	-	97,508	97,508	-
Nonfarm nonresidential	222	627	1,767	2,616	1,141,810	1,144,426	-
Commercial	106	55	4,257	4,418	716,967	721,385	97
Consumer and other	392	144	271	807	121,792	122,599	18
Total	$2,352	$1,376	$8,279	$12,007	$3,177,601	$3,189,608	$222

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of September 30, 2022 and December 31, 2021. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $193,000 and $334,000 for the nine months ending September 30, 2022 and the year ending December 31, 2021, respectively.

	September 30, 2022
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$66	$70	$24	$168
Farmland	-	-	-	-
1-4 family residential	521	566	97	321
Multi-family residential	-	-	-	-
Nonfarm nonresidential	746	786	74	697
Other Loans:
Commercial	3,624	3,768	125	1,535
Consumer and other	30	30	25	72
Total	$4,987	$5,220	$345	$2,793

With no allowance recorded:
Real Estate Loans:
Construction and land	$766	$786	$-	$822
Farmland	18	20	-	89
1-4 family residential	3,151	4,091	-	3,339
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,115	2,655	-	4,602
Other Loans:
Commercial	2,886	4,700	-	4,208
Consumer and other	139	340	-	155
Total	$9,075	$12,592	$-	$13,215

Total Impaired Loans:
Real Estate Loans:
Construction and land	$832	$856	$24	$990
Farmland	18	20	-	89
1-4 family residential	3,672	4,657	97	3,660
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,861	3,441	74	5,299
Other Loans:
Commercial	6,510	8,468	125	5,743
Consumer and other	169	370	25	227
Total	$14,062	$17,812	$345	$16,008

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3, the Company acquired loans with fair values of $338.0 million from TCBI on March 1, 2022. Of the total $338.0 million of loans acquired, $316.5 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. The unamortized discount related to the acquired performing loans totaled $1.7 million at March 1, 2022. The remaining $21.5 million were determined to exhibit deteriorated credit quality since origination under ASC 310-30.

The following table presents the balances acquired on March 1, 2022 which were accounted for under ASC 310-30.

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$52,899
Non-accretable difference (expected losses)	(26,803)
Cash flows expected to be collected at acquisition	26,096
Accretable yield	(4,622)
Basis in acquired loans at acquisition	$21,474

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the nine months ended September 30, 2022:

Balance at December 31, 2021	$20,659
Additions	4,622
Transfers from non-accretable difference to accretable yield	4,602
Accretion	(4,056)
Changes in expected cash flows not affecting non-accretable differences	(7,438)
Balance at September 30, 2022	$18,389

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2022 and December 31, 2021, the concessions granted to certain borrowers generally included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no troubled debt restructurings that had subsequently defaulted during the nine months ended September 30, 2022 and three troubled debt restructuring that had subsequently defaulted in the amount of $154,000 during the year ended December 31, 2021. During the nine months ended September 30, 2022, one loan with a pre-modification amount of $3.5 million and a post-modification balance in the amount of $3.3 million, was modified which was considered a troubled debt restructuring. During the year ended December 31, 2021, the Company did not modify any loans that were categorized as trouble debt restructurings.

As of September 30, 2022 and December 31, 2021, our loan portfolio included loans with outstanding principal balances of $438.3 million and $522.0 million, respectively, that had previously been granted payment deferrals due to the effects of the COVID-19 pandemic.  As of both September 30, 2022 and December 31, 2021, the Company had no loans with outstanding principal balances still in their pandemic-related deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and the applicable banking regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at both September 30, 2022 and December 31, 2021.

Accrued interest receivable of $5.6 million and $6.0 million was outstanding as of September 30, 2022 and December 31, 2021, respectively, for all loan deferrals.

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

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028. Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. These notes carry an aggregate $3.1 million fair value adjustment as of September 30, 2022.

Note 8 – Federal Home Loan Bank (“FHLB”) Borrowings –

The Company had outstanding advances from the FHLB of $534.1 million and $82.0 million as of September 30, 2022 and December 31, 2021, respectively, consisting of:

One short term, seven-day, fixed rate loan of $483.0 million at September 30, 2022, with interest at 3.12%. Principal and interest was due, paid and renewed, at maturity in October 2022.

One fixed rate loan of $875,000 at September 30, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at September 30, 2022 and December 31, 2021 was $50.2 million and $59.0 million, respectively, with interest at 0.89%. Monthly principal and interest payments are due monthly and the loan matures in November 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

One fixed rate loan of $23.0 million at December 31, 2021, with interest at 1.59% paid monthly. Principal was due at maturity in June 2024 but was paid in full in June 2022.

Note 9 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $3.6 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Company had a weighted average lease term of 6.2 years and a weighted average discount rate of 2.62%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2022 through September 30, 2023	$1,090
October 1, 2023 through September 30, 2024	4,132
October 1, 2024 through September 30, 2025	3,758
October 1, 2025 through September 30, 2026	2,732
October 1, 2026 through September 30, 2027	2,178
October 1, 2027 and Thereafter	6,353
Total Future Minimum Lease Payments	20,243
Less Imputed Interest	(1,632)
Present Value of Lease Liabilities	$18,611

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.3 billion and standby and commercial letters of credit of approximately $44.1 million at September 30, 2022.

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Preferred Stock –

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock will be entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and no dividends have been declared, or paid, as of September 30, 2022.

Note 12 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Available for Sale:
U.S. Treasury Securities	$29,790	$-	$29,790	$-
U.S. Government Agency Securities	46,940	-	46,940	-
Corporate Securities	45,160	-	25,160	20,000
Mortgage-Backed Securities	456,209	-	456,209	-
Municipal Securities	306,861	-	279,971	26,890
Loans Held for Sale	545	-	545	-
Servicing Rights	2,205	-	2,205	-
Total	$887,710	$-	$840,820	$46,890

December 31, 2021
Available for Sale:
U.S. Treasury Securities	$22,314	$-	$22,314	$-
U.S. Government Agency Securities	27,493	-	27,493	-
Corporate Securities	46,582	-	26,582	20,000
Mortgage-Backed Securities	552,339	-	552,339	-
Municipal Securities	372,333	-	348,243	24,090
Loans Held for Sale	1,200	-	1,200	-
Servicing Rights	1,775	-	1,775	-
Total	$1,024,036	$-	$979,946	$44,090

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Assets:
Impaired Loans	$18,614	$-	$-	$18,614
Other Nonperforming Assets	1,020	-	-	1,020
Total	$19,634	$-	$-	$19,634

December 31, 2021
Assets:
Impaired Loans	$18,749	$-	$-	$18,749
Other Nonperforming Assets	1,427	-	-	1,427
Total	$20,176	$-	$-	$20,176

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	September 30, 2022				December 31, 2021
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(18%)	10%	to	100%	(20%)

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Financial Assets:
Cash and Short-Term Investments	$163,808	$163,808	$163,808	$-	$-
Securities	884,960	884,960	-	838,070	46,890
Loans Held for Sale	545	545	-	545	-
Loans - Net	4,394,699	4,336,799	-	-	4,336,799
Servicing Rights	2,033	2,205	-	2,205	-
Cash Value of BOLI	88,743	88,743	-	88,743	-
Other Equity Securities	39,390	39,390	-	-	39,390
Total	$5,574,178	$5,516,450	$163,808	$929,563	$4,423,079

Financial Liabilities:
Deposits	$4,586,105	$4,576,621	$-	$-	$4,576,621
Borrowings	677,042	666,392	-	666,392	-
Total	$5,263,147	$5,243,013	$-	$666,392	$4,576,621

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Financial Assets:
Cash and Short-Term Investments	$295,419	$295,419	$295,419	$-	$-
Securities	1,021,061	1,021,061	-	976,971	44,090
Loans Held for Sale	1,200	1,200	-	1,200	-
Loans - Net	3,160,496	3,121,433	-	-	3,121,433
Servicing Rights	1,403	1,775	-	1,775	-
Cash Value of BOLI	60,380	60,380	-	60,380	-
Other Equity Securities	16,619	16,619	-	-	16,619
Total	$4,556,578	$4,517,887	$295,419	$1,040,326	$3,182,142

Financial Liabilities:
Deposits	$4,077,283	$4,078,558	$-	$-	$4,078,558
Borrowings	187,590	195,998	-	195,998	-
Total	$4,264,873	$4,274,556	$-	$195,998	$4,078,558

Note 13 – Subsequent Events –

On October 17, 2022, the Company completed an underwritten public offering of common stock. The Company issued 2,500,000 shares of its common stock at a public offering price of $20.00 per share. The net proceeds from the offering, after deducting the underwriting and offering expenses, are expected to be approximately $46.8 million.

Note 14 – Recently Issued Accounting Pronouncements –

Accounting Standards Adopted in Current Period

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e., increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of a “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and has elected to delay implementation of the standard. The Company established an implementation team and engaged third-party consultants who jointly developed a project plan to provide implementation oversight. The Company has developed the model, including the inclusion of unfunded commitments, and is in the final stages of refining the model to satisfy the requirements of ASU 2016-13. The Company began to run parallel models during the second quarter of 2022 and has continued to run parallels thereafter. The future adoption of this ASU may have a material effect on the Company’s consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2021 to September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of September 30, 2022, we had total assets of $5.8 billion, total loans of $4.4 billion, total deposits of $4.6 billion, and total shareholders’ equity of $508.2 million.

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

Issuance of Subordinated Debt

On March 26, 2021, we issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The subordinated notes are redeemable by us at our option beginning in 2026.

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

Preferred Stock Issuance

On September 1, 2022, we entered into a securities purchase agreement with certain investors pursuant to which we offered and sold shares of our 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. The preferred stock was structured to qualify as additional Tier 1 capital under applicable regulatory capital guidelines. Holders of the preferred stock will be entitled to receive, if, when, and as declared by our board of directors (the “Board”), non-cumulative cash dividends at a rate of 7.50% for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. We intend to use the net proceeds from the preferred stock issuance to provide additional capital support to the Bank, to support growth, to better position us to take advantage of strategic opportunities that may arise from time to time, repayment of existing debt, and for general corporate purposes.

Common Stock Underwritten Public Offering

Subsequent to the end of the third quarter, we conducted an underwritten public offering of common stock, which closed on October 17, 2022. We issued 2,500,000 shares of our common stock at a public offering price of $20.00 per share. The net proceeds from the offering, after deducting the underwriting and offering expenses, are expected to be approximately $46.8 million. We intend to use the net proceeds from the common stock offering for general corporate purposes, which may include augmenting our capital, supporting future organic growth, funding potential acquisition opportunities, and redeeming certain of subordinated debt.

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

We have taken a number of actions in response to the COVID-19 pandemic:

●

We participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as described in further detail below, including participation in round 2 of the PPP during the year ended December 31, 2021. During the year ended December 31, 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million. As of September 30, 2022, we had approximately $3.0 million in SBA PPP loans remaining, of which $1.0 million were acquired from TCBI;

●	We continue to monitor those sectors particularly impacted by the pandemic—such as energy, hotels, restaurants, 1-4 family and retail—and have flagged those sectors for additional monitoring;

COVID-19 Deferral Assistance Program

Beginning on March 25, 2020, we have taken proactive measures to help customers by deferring principal and/or interest payments. As of September 30, 2022, we had 1,199 loans that received deferrals with an aggregate outstanding balance of $438.3 million.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

SBA PPP Participation

As of September 30, 2022, we held 16 PPP loans (including both round 1 and round 2 PPP loans and TCBI PPP acquired loans) with an aggregate balance of $3.0 million and an average loan balance of approximately $186,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2022 include:

•	Total assets of $5.8 billion, a $1.1 billion, or 22.9%, increase from December 31, 2021.

•	Total loans held for investment of $4.4 billion, a $1.2 billion, or 38.9%, increase from December 31, 2021.

•	Total deposits of $4.6 billion, a $508.8 million, or 12.5%, increase from December 31, 2021.

•	Net income of $36.3 million for the nine months ended September 30, 2022, a $3.8 million, or 9.4%, decrease from the nine months ended September 30, 2021.

•	Net interest income of $143.5 million for the nine months ended September 30, 2022, an increase of $28.0, or 24.2%, from the nine months ended September 30, 2021.

•

Allowance for loan and lease losses of 0.79% of total loans held for investment, compared to 0.91% as of December 31, 2021, and a ratio of nonperforming loans to total loans held for investment of 0.25%, compared to 0.41% as of December 31, 2021.

•

Earnings per common share for the first nine months of 2022 of $1.65 per basic common share and $1.64 per diluted common share, compared to $1.95 per basic common share and $1.94 per diluted common share for the first nine months of 2021.

•	Return on average assets of 0.91% over the first nine months of 2022, compared to 1.23% for the first nine months of 2021.

•	Return on average common equity of 10.84% over the first nine months of 2022, compared to 12.60% for the first nine months of 2021.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.70%, 7.81%, 9.25% and 11.97%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.14%, 9.04%, 9.17% and 11.94% for the year ended December 31, 2021.

•	Book value per common share of $19.29, a decrease of 9.2% from $21.24 at December 31, 2021.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Performance Summary

For the three months ended September 30, 2022, net income was $13.8 million, or $0.61 per basic and diluted common share, compared to net income of $10.3 million, or $0.51 per basic common share and $0.50 per diluted common share, for the three months ended September 30, 2021. Return on average assets, on an annualized basis, increased to 0.97% for the three months ended September 30, 2022, from 0.95% for the three months ended September 30, 2021. Return on average common equity, on an annualized basis, increased to 12.47% for the three months ended September 30, 2022, as compared to 9.47% for the three months ended September 30, 2021. Earnings per common share and average assets were impacted by the TCBI acquisition on March 1, 2022.

For the nine months ended September 30, 2022, net income was $36.3 million, or $1.65 per basic common share and $1.64 per diluted common share, compared to net income of $40.1 million, or $1.95 per basic common share and $1.94 per diluted common share, for the nine months ended September 30, 2021. Return on average assets, on an annualized basis, decreased to 0.91% for the nine months ended September 30, 2022, from 1.23% for the nine months ended September 30, 2021. Return on average common equity, on an annualized basis, decreased to 10.84% for the nine months ended September 30, 2022, as compared to 12.60% for the nine months ended September 30, 2021.

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

For the three months ended September 30, 2022, net interest income totaled $53.5 million, and net interest margin and net interest spread were 4.05% and 3.67%, respectively, compared to $37.3 million, 3.71%, and 3.51%, respectively, for the three months ended September 30, 2021. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.50% for the three months ended September 30, 2022, compared to 5.11% for the three months ended September 30, 2021, and the average yield on total interest-earning assets was 4.80% for the three months ended September 30, 2022, compared to 4.14% for the three months ended September 30, 2021. For the three months ended September 30, 2022, overall cost of funds (which includes noninterest-bearing deposits) increased 33 basis points compared to the three months ended September 30, 2021, primarily due to the federal reserve increasing interest rates during 2022.

For the nine months ended September 30, 2022, net interest income totaled $143.5 million, and net interest margin and net interest spread were 3.86% and 3.61%, respectively, compared to $115.5 million, 3.93%, and 3.75%, respectively, for the nine months ended September 30, 2021. The average yield on the loan portfolio (excluding SBA PPP loans) was 5.15% for the nine months ended September 30, 2022, compared to 5.25% for the nine months ended September 30, 2021, and the average yield on total interest-earning assets was 4.34% for the nine months ended September 30, 2022, compared to 4.36% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, overall cost of funds (which includes noninterest-bearing deposits) increased 7 basis points compared to the nine months ended September 30, 2021, primarily due to the federal reserve increasing interest rates during 2022. Ratios for the nine months ended September 30, 2022 also include $1.0 million less discount accretion compared to the nine months ended September 30, 2021.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$4,278,184	$58,839	5.50%	$2,948,491	$37,666	5.11%
SBA PPP loans	2,953	7	1.00	10,150	234	9.24
Securities	951,479	4,200	1.77	946,950	3,598	1.52
Interest-bearing deposits in other banks	54,730	427	3.12	110,472	36	0.13
Total interest-earning assets	5,287,346	63,473	4.80	4,016,063	41,534	4.14
Allowance for loan losses	(33,215)			(27,409)
Noninterest-earning assets	448,181			365,231
Total Assets	$5,702,312	$63,473		$4,353,885	$41,534
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,009,565	$6,286	0.84%	$2,566,766	$3,060	0.48%
Subordinated debt	110,953	1,332	4.80	81,427	1,026	5.04
Subordinated debt - trust preferred securities	5,000	68	5.44	5,000	42	3.36
Advances from Federal Home Loan Bank ("FHLB")	396,267	2,194	2.21	36,015	106	1.18
First National Bankers Bank ("FNBB") Line of Credit	5,000	70	5.60	-	-	0.00
Other borrowings	22,381	43	0.77	26,350	6	0.09
Total interest-bearing liabilities	3,549,166	9,993	1.13	2,715,558	4,240	0.62
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,626,055			1,172,752
Other liabilities	60,310			30,175
Total noninterest-bearing liabilities	1,686,365			1,202,927
Shareholders' equity:
Common shareholders' equity	442,778			435,400
Preferred equity	24,003			-
Total shareholders' equity	466,781			435,400
Total liabilities and shareholders' equity	$5,702,312			$4,353,885
Net interest rate spread (1)			3.67%			3.51%
Net interest rate income		$53,480			$37,294
Net Interest margin (2)			4.05%			3.71%
Overall cost of funds			0.77%			0.44%

(1) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2) Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$3,850,321	$148,640	5.15%	$2,802,246	$110,320	5.25%
SBA PPP loans	3,702	28	1.00	209,041	8,134	5.19
Securities	974,566	12,187	1.67	813,231	9,616	1.58
Interest-bearing deposits in other banks	132,685	754	0.76	91,466	77	0.11
Total interest-earning assets	4,961,274	161,609	4.34	3,915,984	128,147	4.36
Allowance for loan losses	(30,806)			(25,383)
Noninterest-earning assets	400,884			452,806
Total Assets	$5,331,352	$161,609		$4,343,407	$128,147
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,958,005	$11,106	0.50%	$2,588,756	$9,538	0.49%
Subordinated debt	104,471	3,746	4.78	63,768	2,499	5.23
Subordinated debt - trust preferred securities	5,000	163	4.35	5,000	127	3.39
Advances from FHLB	215,955	2,923	1.80	35,309	325	1.23
FNBB Line of Credit	2,778	91	4.37	-	-	0.00
Other borrowings	22,325	63	0.38	27,651	118	0.57
Total interest-bearing liabilities	3,308,534	18,092	0.73	2,720,484	12,607	0.62
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,530,748			1,170,534
Other liabilities	37,666			28,412
Total noninterest-bearing liabilities	1,568,414			1,198,946
Shareholders' equity:
Common shareholders' equity	446,403			423,977
Preferred equity	8,001			-
Total shareholders' equity	454,404			423,977
Total liabilities and shareholders' equity	$5,331,352			$4,343,407
Net interest rate spread (1)			3.61%			3.75%
Net interest rate income		$143,517			$115,540
Net Interest margin (2)			3.86%			3.93%
Overall cost of funds			0.50%			0.43%

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

	For the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$18,288	$2,885	$21,173
SBA PPP loans	(18)	(209)	(227)
Securities	20	582	602
Interest-bearing deposits in other banks	(435)	826	391
Total increase (decrease) in interest income	$17,855	$4,084	$21,939
Interest-bearing liabilities:
Interest-bearing deposits	$925	$2,301	$3,226
Subordinated debt	354	(48)	306
Subordinated debt - trust preferred securities	-	26	26
Advances from FHLB	1,995	93	2,088
FNBB Line of Credit	70	-	70
Other borrowings	(8)	45	37
Total increase (decrease) in interest expense	3,336	2,417	5,753
Increase (decrease) in net interest income	$14,519	$1,667	$16,186

	For the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$40,460	$(2,140)	$38,320
SBA PPP loans	(1,540)	(6,566)	(8,106)
Securities	2,018	553	2,571
Interest-bearing deposits in other banks	234	443	677
Total increase (decrease) in interest income	$41,172	$(7,710)	$33,462
Interest-bearing liabilities:
Interest-bearing deposits	$1,386	$182	$1,568
Subordinated debt	1,459	(212)	1,247
Subordinated debt - trust preferred securities	-	36	36
Advances from FHLB	2,445	153	2,598
FNBB Line of Credit	91	-	91
Other borrowings	(15)	(40)	(55)
Total increase (decrease) in interest expense	5,366	119	5,485
Increase (decrease) in net interest income	$35,806	$(7,829)	$27,977

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $3.3 million for the three months ended September 30, 2022 and $1.1 million for the same period in 2021. For the nine months ended September 30, 2022 and 2021, the provision for loan losses was $7.8 million and $6.7 million, respectively. The higher provision for both the three and nine months ended September 30, 2022 compared to the same period in 2021 relates primarily to the overall growth of the loan portfolio.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commission and pass-through income from other investments (small business investment company (“SBIC”) partnerships and fintech technology (“Fintech”) funds). The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,116	$1,763	$353
Debit card and ATM fee income	1,667	1,532	135
Bank-owned life insurance income	561	356	205
Gain on sales of loans	264	93	171
Loss on sales of investment securities	(7)	(11)	4
Fees and brokerage commissions	1,620	1,335	285
Mortgage origination income	57	227	(170)
Correspondent bank income	38	10	28
Gain (loss) on sales of other real estate owned	12	(558)	570
Gain on sales of other assets	1	14	(13)
Pass-through income from other investments	572	398	174
Other	1,214	952	262
Total noninterest income	$8,115	$6,111	$2,004

	For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$6,007	$5,013	$994
Debit card and ATM fee income	4,825	4,645	180
Bank-owned life insurance income	1,405	1,029	376
Gain on sales of loans	515	10,114	(9,599)
Loss on sales of investment securities	(46)	(66)	20
Fees and brokerage commissions	5,204	3,294	1,910
Mortgage origination income	427	697	(270)
Correspondent bank income	52	276	(224)
Gain (loss) on sales of other real estate owned	30	(1,087)	1,117
Gain (loss) on sales of other assets	(716)	122	(838)
Pass-through income from other investments	739	2,053	(1,314)
Other	2,590	2,034	556
Total noninterest income	$21,032	$28,124	$(7,092)

Total noninterest income increased $2.0 million, or 32.8%, from the three months ended September 30, 2021.  The increase was primarily due to the loss of $558,000 on the sale of other real estate in the third quarter 2021 and additional income of $285,000, an increase of 21.3%, from fees and brokerage commissions from SSW, as well as the acquisition of TCBI.

Total noninterest income decreased $7.1 million, or 25.2%, from the nine months ended September 30, 2021.  The decrease was primarily due to the gain of $9.2 million on the sale of approximately 2,000 PPP loans in the second quarter 2021 and $1.3 million, or 0.6%, lower pass-through income from other investments, partially offset with additional income of $1.9 million, or 58.0%, from fees and brokerage commissions from SSW, given an additional quarter of income and subsequent growth, and the loss of $1.1 million on the sale of other real estate during the prior year period.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$21,906	$16,791	$5,115
Non-staff expenses:
Occupancy of bank premises	2,485	1,629	856
Depreciation and amortization	1,850	1,483	367
Data processing	2,155	1,994	161
FDIC assessment fees	839	581	258
Legal and professional fees	619	553	66
Advertising and promotions	1,144	612	532
Utilities and communications	833	678	155
Ad valorem shares tax	813	675	138
Directors' fees	288	201	87
Other real estate owned expenses and write-downs	133	103	30
Merger and conversion related expenses	3,244	145	3,099
Other	4,637	3,885	752
Total noninterest expense	$40,946	$29,330	$11,616

	For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$63,017	$48,470	$14,547
Non-staff expenses:
Occupancy of bank premises	6,959	5,716	1,243
Depreciation and amortization	5,153	4,316	837
Data processing	6,157	6,105	52
FDIC assessment fees	2,243	1,526	717
Legal and professional fees	1,897	2,199	(302)
Advertising and promotions	2,378	1,713	665
Utilities and communications	2,434	1,889	545
Ad valorem shares tax	2,438	2,050	388
Directors' fees	702	583	119
Other real estate owned expenses and write-downs	182	660	(478)
Merger and conversion related expenses	4,670	249	4,421
Other	12,833	11,487	1,346
Total noninterest expense	$111,063	$86,963	$24,100

Total noninterest expense increased $11.6 million, or 39.6%, from the three months ended September 30, 2021, primarily attributed to $5.1 million increase in salaries and employee benefits largely due to the acquisition of TCBI and additional staffing hired over the past year. The increase in noninterest expense was also partially due to the $3.1 million increase in merger and conversion related expenses relating to the TCBI acquisition.

Total noninterest expense increased $24.1 million, or 27.7%, from the nine months ended September 30, 2021, primarily attributed to $14.5 million increase in salaries and employee benefits largely due to the acquisition of TCBI and additional staffing hired over the past year. The increase in noninterest expense was also partially due to the $4.4 million increase in merger and conversion related expenses relating to the TCBI acquisition.

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

For the three months ended September 30, 2022, income tax expense totaled $3.6 million, an increase of $959,000, or 36.7%, compared to $2.6 million for the same period in 2021. For the nine months ended September 30, 2022, income tax expense totaled $9.4 million, a decrease of $523,000, or 5.3%, compared to $9.9 million for the same period in 2021. Our effective tax rates for the three months ended September 30, 2022 and 2021 were 20.6% and 20.2%, respectively. For the nine months ended September 30, 2022 and 2021, our effective tax rates were 20.5% and 19.8%, respectively. Our effective tax rate for both periods was affected by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $1.1 billion, or 22.9%, from December 31, 2021 to September 30, 2022, due primarily from the acquisition of TCBI and the increase in our loan portfolio.

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

As of September 30, 2022, total loans held for investment were $4.4 billion, an increase of $1.2 billion, or 38.9%, compared to $3.2 billion as of December 31, 2021. The increase was primarily due to the acquisition of TCBI and growth in our Dallas/Fort Worth metroplex and New Orleans markets. Additionally, $545,000 and $1.2 million in loans were classified as loans held for sale as of September 30, 2022 and December 31, 2021, respectively.

Total loans held for investment as a percentage of total deposits were 96.6% and 78.2% as of September 30, 2022 and December 31, 2021, respectively. Total loans held for investment as a percentage of total assets were 76.3% and 67.5% as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,012,778	22.9%	$721,385	22.6%
Real estate:
Construction and land	636,869	14.4	548,528	17.2
Farmland	190,829	4.3	87,463	2.7
1-4 family residential	545,880	12.3	467,699	14.7
Multi-family residential	102,056	2.3	97,508	3.1
Nonfarm nonresidential	1,823,408	41.1	1,144,426	35.9
Consumer and other	118,080	2.7	122,599	3.8
Total loans held for investment	$4,429,900	100.0%	$3,189,608	100.0%

SBA PPP loans accounted for $3.0 million and $5.4 million of the commercial portfolio as of September 30, 2022 and December 31, 2021, respectively.

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

Commercial loans increased $291.4 million, or 40.4%, to $1.0 billion as of September 30, 2022 from $721.4 million as of December 31, 2021.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana, the Dallas/Fort Worth metroplex and Houston, and are generally diverse in terms of type.

Construction and land loans increased $88.3 million, or 16.1%, to $636.9 million as of September 30, 2022 from $548.5 million as of December 31, 2021.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $78.2 million, or 16.7%, to $545.9 million as of September 30, 2022 from $467.7 million as of December 31, 2021.

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

Nonfarm nonresidential loans increased $679.0 million, or 59.3%, to $1.8 billion as of September 30, 2022 from $1.1 billion as of December 31, 2021.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Commercial	$391,307	$400,746	$220,406	$319	$1,012,778
Real estate:
Construction and land	241,393	338,683	51,471	5,322	636,869
Farmland	43,987	102,492	44,350	-	190,829
1-4 family residential	64,467	291,900	135,711	53,802	545,880
Multi-family residential	12,003	66,012	18,106	5,935	102,056
Nonfarm nonresidential	170,392	901,937	622,936	128,143	1,823,408
Consumer and other	50,441	53,125	14,237	277	118,080
Total loans held for investment	$973,990	$2,154,895	$1,107,217	$193,798	$4,429,900

Fixed rate loans:
Commercial	$107,946	$242,505	$154,802	$-	$505,253
Real estate:
Construction and land	85,509	221,460	30,360	2,202	339,531
Farmland	22,614	51,164	33,451	-	107,229
1-4 family residential	37,053	244,525	76,509	12,177	370,264
Multi-family residential	8,688	61,507	15,697	14	85,906
Nonfarm nonresidential	85,138	809,393	483,310	9,543	1,387,384
Consumer and other	21,925	42,913	13,011	162	78,011
Total fixed rate loans	$368,873	$1,673,467	$807,140	$24,098	$2,873,578

Floating rate loans:
Commercial	$283,361	$158,241	$65,604	$319	$507,525
Real estate:
Construction and land	155,884	117,223	21,111	3,120	297,338
Farmland	21,373	51,328	10,899	-	83,600
1-4 family residential	27,414	47,375	59,202	41,625	175,616
Multi-family residential	3,315	4,505	2,409	5,921	16,150
Nonfarm nonresidential	85,254	92,544	139,626	118,600	436,024
Consumer and other	28,516	10,212	1,226	115	40,069
Total floating rate loans	$605,117	$481,428	$300,077	$169,700	$1,556,322

	As of December 31, 2021
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Commercial	$258,279	$300,346	$162,760	$-	$721,385
Real estate:
Construction and land	228,988	265,097	53,254	1,189	548,528
Farmland	8,972	43,786	34,705	-	87,463
1-4 family residential	70,851	249,231	106,035	41,582	467,699
Multi-family residential	5,382	28,041	58,757	5,328	97,508
Nonfarm nonresidential	137,207	506,219	446,646	54,354	1,144,426
Consumer and other	49,774	57,543	14,997	285	122,599
Total loans held for investment	$759,453	$1,450,263	$877,154	$102,738	$3,189,608

Fixed rate loans:
Commercial	$116,784	$178,649	$119,198	$-	$414,631
Real estate:
Construction and land	87,082	121,398	27,927	-	236,407
Farmland	5,091	32,370	30,072	-	67,533
1-4 family residential	39,375	201,921	44,721	5,032	291,049
Multi-family residential	3,516	15,478	57,938	-	76,932
Nonfarm nonresidential	88,677	451,885	356,772	6,850	904,184
Consumer and other	25,609	43,038	13,049	167	81,863
Total fixed rate loans	$366,134	$1,044,739	$649,677	$12,049	$2,072,599

Floating rate loans:
Commercial	$141,495	$121,697	$43,562	$-	$306,754
Real estate:
Construction and land	141,906	143,699	25,327	1,189	312,121
Farmland	3,881	11,416	4,633	-	19,930
1-4 family residential	31,476	47,310	61,314	36,550	176,650
Multi-family residential	1,866	12,563	819	5,328	20,576
Nonfarm nonresidential	48,530	54,334	89,874	47,504	240,242
Consumer and other	24,165	14,505	1,948	118	40,736
Total floating rate loans	$393,319	$405,524	$227,477	$90,689	$1,117,009

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $12.0 million and $14.5 million in nonperforming assets as of September 30, 2022 and December 31, 2021, respectively. We had $11.0 million in nonperforming loans as of September 30, 2022 compared to $13.1 million as of December 31, 2021. The decrease in nonperforming assets from December 31, 2021 to September 30, 2022 is primarily attributable to chargeoffs.

The following tables present information regarding nonperforming assets at the dates indicated (purchased impaired credits are excluded):

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$9,843	$12,868
Accruing loans 90 or more days past due	1,121	222
Total nonperforming loans	10,964	13,090
Other nonperforming assets	180	-
Other real estate owned:
Commercial real estate, construction, land and land development	840	1,348
Residential real estate	-	79
Total other real estate owned	840	1,427
Total nonperforming assets	$11,984	$14,517
Restructured loans-nonaccrual	$3,136	$3,275
Restructured loans-accruing	3,603	315
Ratio of nonperforming loans to total loans held for investment	0.25%	0.41%
Ratio of nonperforming assets to total assets	0.21	0.31
Ratio of nonaccrual loans to total loans held for investment	0.22	0.40

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$833	$1,341
Farmland	18	76
1-4 family residential	3,658	3,601
Multi-family residential	-	-
Nonfarm nonresidential	2,287	2,614
Commercial	2,879	4,947
Consumer and other	168	289
Total	$9,843	$12,868

As of September 30, 2022, our loan portfolio included 1,199 loans with an aggregate outstanding balance of $438.3 million that had previously been granted temporary payment deferrals of principal and/or interest due to the effect of the COVID-19 pandemic.  As of December 31, 2021, our loan portfolio included 1,574 loans with an aggregate outstanding balance of $522.0 million that had previously been granted temporary payment deferrals. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program are not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period. None of these loans are currently in their deferral period at September 30, 2022 and December 31, 2021, respectively.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated.

	As of September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction and land	$633,599	$509	$2,281	$480	$636,869
Farmland	188,721	2,083	-	25	190,829
1-4 family residential	532,752	4,346	3,546	5,236	545,880
Multi-family residential	102,038	-	18	-	102,056
Nonfarm nonresidential	1,780,039	24,927	13,978	4,464	1,823,408
Commercial	997,684	7,424	4,828	2,842	1,012,778
Consumer and other	117,273	241	322	244	118,080
Total	$4,352,106	$39,530	$24,973	$13,291	$4,429,900

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

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

As of September 30, 2022, the allowance for loan losses totaled $35.2 million, or 0.79%, of total loans held for investment. As of December 31, 2021, the allowance for loan losses totaled $29.1 million, or 0.91%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and For the Nine Months Ended September 30, 2022 (Unaudited)	As of and For the Year Ended December 31, 2021
	(Dollars in thousands)
Average loans outstanding (1)	$3,854,023	$3,037,020
Gross loans held for investment outstanding end of period	$4,429,900	$3,189,608
Allowance for loan losses at beginning of period	$29,112	$22,024
Provision for loan losses	7,835	8,047
Charge-offs:
Real Estate:
Construction, land and farmland	6	29
Residential	3	169
Nonfarm nonresidential	51	139
Commercial	1,974	830
Consumer and other	400	469
Total charge-offs	2,434	1,636
Recoveries:
Real Estate:
Construction, land and farmland	25	3
Residential	18	39
Nonfarm nonresidential	45	99
Commercial	446	417
Consumer and other	154	119
Total recoveries	688	677
Net charge-offs	1,746	959
Allowance for loan losses at end of period	$35,201	$29,112
Ratio of allowance to end of period loans held for investment	0.79%	0.91%
Ratio of net charge-offs to average loans	0.05	0.03
Ratio of allowance to nonaccrual loans	357.62	226.24

(1) Excluding loans held for sale

	As of and For the Nine Months Ended September 30, 2022 (Unaudited)		As of and for the Year Ended December 31, 2021
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Commercial	$1,528	0.04%	$413	0.01%
Real estate:
Construction and land	(19)	0.00%	27	0.00%
Farmland	-	0.00%	(1)	0.00%
1-4 family residential	(15)	0.00%	130	0.00%
Multi-family residential	-	0.00%	-	0.00%
Nonfarm nonresidential	6	0.00%	40	0.00%
Consumer and other	246	0.01%	350	0.01%
Total net charge-offs (recoveries)	$1,746	0.05%	$959	0.03%

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

	As of September 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$5,045	14.3%	$4,498	15.5%
Farmland	1,533	4.4	721	2.5
1-4 family residential	4,504	12.8	3,791	13.0
Multi-family residential	757	2.1	774	2.7
Nonfarm nonresidential	13,290	37.8	9,794	33.6
Total real estate	25,129	71.4	19,578	67.3
Commercial	8,934	25.4	8,358	28.7
Consumer and other	1,138	3.2	1,176	4.0
Total allowance for loan losses	$35,201	100.0%	$29,112	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2022, the carrying amount of investment securities totaled $885.0 million, a decrease of $136.1 million, or 13.3%, compared to $1.0 billion as of December 31, 2021. The decrease was primarily due to unrealized losses during the nine months ended September 30, 2022. Securities represented 15.2% and 21.6% of total assets as of September 30, 2022 and December 31, 2021, respectively.

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

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,810	$-	$3,020	$29,790
U.S. government agencies	50,305	-	3,365	46,940
Corporate bonds	47,428	-	2,268	45,160
Mortgage-backed securities	518,575	-	62,366	456,209
Municipal securities	343,952	3	37,094	306,861
Total	$993,070	$3	$108,113	$884,960

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$22,751	$-	$437	$22,314
U.S. government agencies	27,867	2	376	27,493
Corporate bonds	45,876	812	106	46,582
Mortgage-backed securities	555,528	3,246	6,435	552,339
Municipal securities	370,421	4,100	2,188	372,333
Total	$1,022,443	$8,160	$9,542	$1,021,061

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

	As of September 30, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$-	-%	$29,790	1.01%	$-	-%	$-	-%	$29,790	1.01%
U.S. government agencies	-	-%	46,940	1.51%	-	-%	-	-%	46,940	1.51%
Corporate bonds	-	-%	2,500	2.74%	42,660	4.46%	-	-%	45,160	4.36%
Mortgage-backed securities	7,019	1.97%	36,584	1.46%	185,638	1.62%	226,968	1.61%	456,209	1.61%
Municipal securities	15,262	1.84%	97,148	1.45%	119,657	1.78%	74,794	1.88%	306,861	1.70%
Total	$22,281	1.88%	$212,962	1.42%	$347,955	2.02%	$301,762	1.68%	$884,960	1.76%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$22,314	0.77%	$-	-%	$-	-%	$22,314	0.77%
U.S. government agencies	2,513	0.23%	24,980	0.76%	-	-%	-	-%	27,493	0.21%
Corporate bonds	-	-%	-	-%	46,582	4.37%	-	-%	46,582	4.37%
Mortgage-backed securities	10,701	1.19%	37,870	1.42%	221,494	1.34%	282,274	1.20%	552,339	1.27%
Municipal securities	16,720	2.09%	97,129	1.41%	149,951	1.76%	108,533	1.94%	372,333	1.74%
Total	$29,934	1.61%	$182,293	1.24%	$418,027	1.83%	$390,807	1.41%	$1,021,061	1.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.78 years with an estimated effective duration of 54.27 months as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of September 30, 2022 and December 31, 2021, the Company held other equity securities of $39.4 million and $16.6 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2022 were $4.6 billion, an increase of $508.8 million, or 12.5%, compared to $4.1 billion as of December 31, 2021.

Noninterest-bearing deposits as of September 30, 2022 were $1.6 billion compared to $1.3 billion as of December 31, 2021, an increase of $322.3 million, or 25.0%.

Average deposits for the nine months ended September 30, 2022 were $4.5 billion, an increase of $687.0 million, or 18.1%, over the full year average for the year ended December 31, 2021 of $3.8 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.47% for the year ended December 31, 2021 to 0.50% for the nine months ended September 30, 2022. The increase in average rates during the nine months ended September 30, 2022 over the average for the year ended December 31, 2021 was primarily due to the federal reserve raising interest rates during the nine months ended September 30, 2022. Cost of deposits was relatively unchanged at 0.33% for the nine months ended September 30, 2022 compared to 0.32% for the year ended December 31, 2021, with continued growth of noninterest-bearing demand accounts offsetting the impact of the rise in rates.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2022 (Unaudited)		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$250,895	0.66%	$177,196	0.49%
Negotiable order of withdrawal ("NOW") accounts	552,330	0.18%	511,231	0.13%
Limited access money market accounts and savings	1,482,144	0.50%	1,176,858	0.29%
Certificates and other time deposits > $250k	196,614	0.66%	204,892	1.12%
Certificates and other time deposits < $250k	476,022	0.72%	534,648	0.93%
Total interest-bearing deposits	2,958,005	0.50%	2,604,825	0.47%
Noninterest-bearing demand accounts	1,530,748	-%	1,196,970	-%
Total deposits	$4,488,753	0.33%	$3,801,795	0.32%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2022 and the year ended December 31, 2021 was 34.1% and 31.5%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2022:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$39,480	$71,671
More than 3 months but less than 6 months	49,785	91,205
More than 6 months but less than 12 months	59,031	89,832
12 months or more	51,331	61,021
Total	$199,627	$313,729

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of September 30, 2022:

Fed Funds Purchase Limits
(Dollars in thousands)
The Independent Bankers Bank	$45,000
PNC Bank	38,000
First National Bankers Bank ("FNBB")	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

We had no outstanding balances as of September 30, 2022 and December 31, 2021, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2022 and the year ended December 31, 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of September 30, 2022 and December 31, 2021, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million. There were no funds drawn under these lines of credit outstanding as of September 30, 2022 and December 31, 2021, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $5.3 billion and $4.4 billion for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
	(Unaudited)
Source of Funds:
Deposits:
Noninterest-bearing	28.7%	27.2%
Interest-bearing	55.5	59.2
Subordinated debt (excluding trust preferred securities)	2.0	1.5
Advances from FHLB	4.0	1.1
Other borrowings	0.6	0.7
Other liabilities	0.7	0.6
Shareholders' equity	8.5	9.7
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	71.7%	68.4%
Securities available for sale	18.3	19.7
Interest-bearing deposits in other banks	2.5	2.4
Other noninterest-earning assets	7.5	9.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	34.1%	31.5%
Average loans to average deposits	85.9	79.9

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 28.0% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to growth in our Dallas/Fort Worth metroplex and New Orleans markets, and the acquisition of TCBI. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.78 years and an effective duration of 54.27 months as of September 30, 2022. As of December 31, 2021, our securities portfolio had a weighted average life of 5.87 years and an effective duration of 53.46 months.

As of September 30, 2022, we had outstanding $1.3 billion in commitments to extend credit and $44.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had outstanding $1.0 billion in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of September 30, 2022 and December 31, 2021 we had cash and cash equivalents, including federal funds sold, of $163.8 million and $295.4 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $508.0 million as of September 30, 2022, compared to $433.4 million as of December 31, 2021, an increase of $74.6 million, or 17.2%. This increase was primarily due to the issuance of $72.0 million in preferred stock, $55.0 million of common stock and equity awards in the acquisition of TCBI and net income of $36.3 million, offset with other comprehensive losses of $83.5 million resulting from the after tax effect of unrealized losses in our investment securities portfolio and dividends paid of $7.8 million. The preferred stock was structured to qualify as additional Tier 1 capital.

On October 26, 2022, our Board declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2022 in the amount of $0.12 per share to the common shareholders of record as of November 15, 2022. The dividend is to be paid on November 30, 2022, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2022 and December 31, 2021, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. The increase in capital was primarily due to the issuance of preferred stock (accounted for as additional Tier 1 capital for us).

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2022 (Unaudited)		As of December 31, 2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$639,543	11.97%	$478,794	11.94%
Tier 1 capital (to risk weighted assets)	494,548	9.25%	367,431	9.17%
Common Equity Tier 1 capital (to risk weighted assets)	417,538	7.81%	362,431	9.04%
Tier 1 Leverage capital (to average assets)	494,548	8.70%	367,431	8.14%

b1BANK
Total capital (to risk weighted assets)	$610,358	11.43%	$468,834	11.71%
Tier 1 capital (to risk weighted assets)	574,485	10.76%	438,898	10.96%
Common Equity Tier 1 capital (to risk weighted assets)	574,485	10.76%	438,898	10.96%
Tier 1 Leverage capital (to average assets)	574,485	10.11%	438,898	9.73%

Long Term Debt

During the nine months ended September 30, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $3.1 million as of September 30, 2022. During the nine months ended September 30, 2021, we issued $56.4 million in subordinated debt, and paid off $11.0 million in long term borrowings.

FHLB Advances

Advances from the FHLB totaled approximately $534.1 million and $82.0 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 2.91% and 1.08%, respectively, and mature within five years. At September 30, 2022, $483.0 million in advances were short term with a rate of 3.12% and a weighted average stated rate of 2.82%. There were no short term advances at December 31, 2021.

Preferred Stock

On September 1, 2022, we entered into a securities purchase agreement with certain investors pursuant to which we offered and sold shares of our 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. The preferred stock was structured to qualify as additional Tier 1 capital under applicable regulatory capital guidelines. Holders of the preferred stock will be entitled to receive, if, when, and as declared by our board of directors (the “Board”), non-cumulative cash dividends at a rate of 7.50% for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. We intend to use the net proceeds from the preferred stock issuance to provide additional capital support to the Bank, to support growth, to better position us to take advantage of strategic opportunities that may arise from time to time, repayment of existing debt, and for general corporate purposes.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2022 and December 31, 2021 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, notes payable, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. The subordinated debt totaled $110.9 million and $81.4 million at September 30, 2022 and December 31, 2021, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years. We had a revolving line of credit with FNBB in the amount of $5.0 million at both September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, we utilized the $5.0 million and carried that balance at September 30, 2022. There was no balance on this line at December 31, 2021. This revolving line of credit bears a variable interest rate equal to the Wall Street Journal Prime and not to be less than 3.5% with the rate at 6.25% at September 30, 2022. This revolving line of credit is for one year and matures in November, 2022.

	As of September 30, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$972	$7,152	$4,462	$6,025	$18,611
Time deposits	507,922	132,050	29,707	20	669,699
Subordinated debt (including premium)	613	1,227	9,935	99,127	110,902
Advances from FHLB	483,000	875	50,184	-	534,059
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,072	-	-	-	22,072
FNBB Line of Credit	5,000	-	-	-	5,000
Standby and commercial letters of credit	19,132	24,461	475	-	44,068
Commitments to extend credit	593,315	403,671	184,028	159,564	1,340,578
Total	$1,632,026	$569,436	$278,791	$269,736	$2,749,989

	As of December 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,243	$3,994	$3,502	$4,565	$14,304
Time deposits	548,593	121,037	23,026	-	692,656
Subordinated debt	-	-	-	81,427	81,427
Advances from FHLB	-	23,000	59,022	-	82,022
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	19,121	-	-	-	19,121
Standby and commercial letters of credit	10,460	24,733	98	-	35,291
Commitments to extend credit	428,839	351,623	138,674	87,702	1,006,838
Total	$1,009,256	$524,387	$224,322	$178,694	$1,936,659

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(9.00%)	(5.88%)	(1.00%)	(4.45%)
+200	(6.70%)	(4.21%)	0.10%	(3.99%)
+100	(4.70%)	(2.10%)	0.50%	(1.57%)
Base	-%	-%	-%	-%
-100	(2.90%)	2.02%	(3.30%)	2.83%
-200	(4.30%)	3.81%	(7.00%)	18.80%

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

Core Net Income. Core net income, which excludes certain income and expenses, for the three months ended September 30, 2022, was $16.4 million, or $0.72 per diluted common share, compared to core net income of $10.9 million, or $0.53 per diluted common share, for the three months ended September 30, 2021. Notable noncore events impacting earnings for the three months ended September 30, 2022, included $3.5 million in acquisition-related expenses and $265,000 in income attributable to insurance reimbursements from storm expenses, compared to the incurrence of losses of $392,000 on disposals of former bank premises and equipment included in other income and losses of $211,000 and $145,000 in expenses attributed to hurricane repairs and acquisition-related expenses, respectively, in the three months ended September 30, 2021.

For the nine months ended September 30, 2022, core net income was $41.2 million, or $1.86 per diluted common share, compared to core net income of $42.2 million, or $2.05 per diluted common share, for the nine months ended September 30, 2021. Notable noncore events impacting earnings for the nine months ended September 30, 2022, included the incurrence of losses of $717,000 on disposals of former bank premises and equipment included and $265,000 in insurance reimbursements from storm expenses, $5.0 million in acquisition-related expenses and $501,000 in expenses attributable to storm repairs, compared to the incurrence of losses of $932,000 on disposals of former bank premises and equipment included in other income and losses of $1.5 million in expenses attributed to hurricane repairs in the nine months ended September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Interest Income:
Interest income	$63,473	$41,534	$161,609	$128,147
Core interest income	63,473	41,534	161,609	128,147
Interest Expense:
Interest expense	9,993	4,240	18,092	12,607
Core interest expense	9,993	4,240	18,092	12,607
Provision for Loan Losses:
Provision for loan losses	3,273	1,147	7,835	6,747
Core provision expense	3,273	1,147	7,835	6,747
Other Income:
Other income	8,115	6,111	21,032	28,124
Losses on former bank premises and equipment	-	392	717	932
Losses on sale of securities	7	11	46	66
Insurance reimbursement of storm expenditures	(265)	-	(265)	-
Core other income	7,857	6,514	21,530	29,122
Other Expense:
Other expense	40,946	29,330	111,063	86,963
Acquisition-related expenses (2)	(3,521)	(145)	(5,040)	(249)
Occupancy and bank premises - hurricane repair	-	(211)	(501)	(1,499)
Core other expense	37,425	28,974	105,522	85,215
Pre-Tax Income:
Pre-tax income	17,376	12,928	45,651	49,954
Losses on former bank premises and equipment	-	392	717	932
Losses on sale of securities	7	11	46	66
Insurance reimbursement of storm expenditures	(265)	-	(265)	-
Acquisition-related expenses (2)	3,521	145	5,040	249
Occupancy and bank premises - hurricane repair	-	211	501	1,499
Core pre-tax income	20,639	13,687	51,690	52,700
Provision for Income Taxes: (1)
Provision for income taxes	3,576	2,617	9,363	9,886
Tax on losses on former bank premises and equipment	-	82	151	195
Tax on losses on sale of securities	1	2	10	14
Tax on insurance reimbursement of storm expenditures	(55)	-	(55)	-
Tax on acquisition-related expenses (2)	739	24	913	46
Tax on occupancy and bank premises - hurricane repair	-	44	106	314
Core provision for income taxes	$4,261	$2,769	$10,488	$10,455
Net Income:
Net income	$13,800	$10,311	$36,288	$40,068
Losses on former bank premises and equipment , net of tax	-	310	566	737
Losses on sale of securities, net of tax	6	9	36	52
Insurance reimbursement of storm expenditures, net of tax	(210)	-	(210)	-
Acquisition-related expenses (2), net of tax	2,782	121	4,127	203
Occupancy and bank premises - hurricane repair, net of tax	-	167	395	1,185
Core net income	$16,378	$10,918	$41,202	$42,245
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.61	$0.50	$1.64	$1.94
Losses on former bank premises and equipment , net of tax	-	0.01	0.02	0.04
Losses on sale of securities, net of tax	-	-	-	-
Insurance reimbursement of storm expenditures, net of tax	(0.01)	-	(0.01)	-
Acquisition-related expenses (2), net of tax	0.12	0.01	0.19	0.01
Occupancy and bank premises - hurricane repair, net of tax	-	0.01	0.02	0.06
Core diluted earnings per common share	$0.72	$0.53	$1.86	$2.05

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$508,002	$433,368
Preferred stock	(72,010)	-
Total common shareholders' equity	435,992	433,368
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,567)	(12,203)
Total tangible common equity	$332,882	$361,271
Common shares outstanding (1)	22,605,136	20,400,349
Book value per common shares (1)	$19.29	$21.24
Tangible book value per common shares (1)	14.73	17.71

(1)

Excludes the dilutive effect, if any, of 173,643 and 132,032 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2022 and December 31, 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$508,002	$433,368
Preferred stock	(72,010)	-
Total common shareholders' equity	435,992	433,368
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,567)	(12,203)
Total tangible common equity	$332,882	$361,271
Tangible Assets
Total Assets	$5,806,691	$4,726,378
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,567)	(12,203)
Total tangible assets	$5,703,581	$4,654,281
Common Equity to Total Assets	7.5%	9.2%
Tangible Common Equity to Tangible Assets	5.8	7.8

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceed

(a)

As previously reported, on September 1, 2022 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors qualified as “accredited investors,” as such term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which Business First offered and sold shares of its 7.50% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”), for an aggregate purchase price of $72,010,000. The offer and sale of the Series A Preferred Stock was made in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. We intend to use the net proceeds from the sale of the Series A Preferred Stock to provide additional capital support to the Bank, to support growth, to better position us to take advantage of strategic opportunities that may arise from time to time, repayment of existing debt, and for general corporate purposes.

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

3.1	Restated Articles of Incorporation of Business First Bancshares, Inc., adopted October 27, 2022*

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

10.1

Form of Securities Purchase Agreement by and among Business First Bancshares, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on September 1, 2022).

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

BUSINESS FIRST BANCSHARES, INC.

November 3, 2022	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 3, 2022	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer