Form 10-K
period 2022-12-31
Business First Bancshares, Inc.
filed 2023-03-02
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[].	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $449.8 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of February 22, 2023, there were 25,110,313 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement, or an Amended Annual Report on Form 10-K/A containing such Part III information, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Important Notice about Information in this Annual Report on Form 10-K

When we refer in this Annual Report to “we,” “our,” “us,” “Business First” and the “Company,” we are referring to Business First Bancshares, Inc. and its consolidated subsidiaries, including b1BANK, formerly known as Business First Bank, which we sometimes refer to as “the Bank”, unless the context indicates otherwise.

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this annual report and as of the dates specified herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recently completed acquisitions of Pedestal Bancshares, Inc. and its subsidiary, Pedestal Bank (collectively referred to as “Pedestal”), Smith Shellnut Wilson, LLC (“SSW”) and Texas Citizens Bancorp, Inc. and its subsidiary, Texas Citizens Bank (collectively referred to as “TCBI”). These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

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

●

market declines in industries to which we have exposure, such as the volatility in energy prices and downturns in the energy industry that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the energy industry;

●	volatility and direction of interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	interest rate risk associated with our business;

●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	increased competition in the financial services industry, particularly from regional and national institutions and emerging non-bank competitors;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

●	changes in the value of collateral securing our loans;

●	deteriorating asset quality and higher loan charge-offs, and the time and effort required to resolve problem assets;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan and lease losses;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●	our ability to maintain important deposit customer relationships and our reputation;

●	a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	our ability to prudently manage our growth and execute our strategy;

●	risks associated with our acquisition and de novo branching strategy;

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

●	legislative or regulatory developments, including changes in the laws, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

●	government intervention in the U.S. financial system;

●	changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;

●

natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, epidemics and pandemics such as coronavirus, and other matters beyond our control; and

●	other risks and uncertainties listed from time to time in our reports and documents filed with the U.S. Securities and Exchange Commission (“SEC”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Summary of Risks Factors

Risks Relating to our Business

●	Our business and operations may be adversely affected by weak economic conditions.

●	Our geographic concentration imposes risk.

●	We face significant competition to attract and retain customers.

●	Our success is largely dependent upon our ability to successfully execute our business strategy.

●	We rely heavily on our executive management team and other key employees, and our ability to attract and retain profitable bankers is critical to the success of our business strategy.

●	We may not be able to adequately measure and limit our credit risk.

●	Our loan portfolio is largely comprised of commercial loans, which may subject us to increased credit risk.

●	Negative changes in the economy affecting real estate values and liquidity could impair loan collateral.

●	Large loans to certain borrowers could have a significant adverse impact on our asset quality.

●	Our allowance for loan losses may prove to be insufficient to absorb losses on our loan portfolio.

●	Our small-to-midsized business customers have fewer resources to weather adverse developments.

●	Our ability to maintain our reputation is critical to the success of our business.

●	We may not be able to maintain our historical rate of growth, or we may not be able to manage the risks associated with our anticipated growth and expansion.

●	Future acquisitions could expose us to financial, execution and operational risks.

●	Interest rate shifts could have an adverse effect on our business.

●	The markets in which we operate are susceptible to hurricanes and other natural disasters.

●	Disruptions in the secondary mortgage market could reduce our ability to resell residential mortgage loans.

●	New lines of business, products, product enhancements or services may subject us to additional risks.

●	A lack of liquidity could impair our ability to fund operations, and our ability to raise capital or utilize alternative sources of funding may be limited.

●	We have a concentration of deposit accounts with state and local municipalities.

●	The fair value of our investment securities can fluctuate due to factors outside of our control.

●	We need to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.

●	Our financial results depend on management’s selection of accounting methods, assumptions, and estimates.

●	We have a continuing need for technological change.

●	We rely on third parties to provide key components of our business infrastructure.

●	We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

●	Unauthorized access, cyber-crime and other threats to data security.

●	We are subject to environmental liability risk associated with our lending activities.

Risks Related to the Regulation of Our Industry

●	We operate in a highly regulated environment, which imposes compliance costs, subjects us to stringent capital requirements and risks relating to noncompliance.

●	Federal and state banking agencies periodically conduct examinations of our business.

●	New activities and expansion require regulatory approvals.

●	Potential limitations on incentive compensation may adversely affect our ability to attract and retain our highest performing employees.

●	The Board of Governors of the Federal Reserve System (the “Federal Reserve”) may require us to commit capital resources to support the Bank.

●	We are subject to laws regarding the privacy, security and protection of personal information.

Risks Associated with our Common Stock

●	The market price of our common stock may be subject to substantial fluctuations, and the prevailing market price of our common stock could impair our ability to raise capital.

●	The rights of our common shareholders are subordinate to the rights of other interest holders.

●	Our dividend policy may change without notice.

●	A takeover could be difficult due to our corporate governance documents and certain laws.

●	An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

The above summary is subject in its entirety to the more complete discussion of risk factors set for forth in “ITEM 1A. Risk Factors”.

ITEM 1. Business.

General

Business First Bancshares, Inc. is a financial holding company headquartered in Baton Rouge, Louisiana, and the parent company of b1BANK, formerly known as Business First Bank, a Louisiana state banking association and community-based financial institution that offers a full array of banking products and services. We currently operate throughout the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston, from a network of banking centers and loan production offices.

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2022, on a consolidated basis, we had total assets of $6.0 billion, total loans of $4.6 billion, total deposits of $4.8 billion and shareholders’ equity of $580.5 million.

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

We believe there is an area stretching from the Dallas/Fort Worth metroplex to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:

●

Expanding Presence in Existing Markets. While we maintain a strong position in almost all of our markets, we are continually working to strengthen our presence in our existing markets. As community bankers, we know that relationships are at the heart of our business, and we are always looking to identify and recruit talented bankers within, as well as outside of, our existing markets. Additionally, we constantly stress deposit growth to our bankers as our ability to grow our loan portfolio within our markets is limited by our ability to fund those loans. In keeping with our branch-lite model, we may consider adding more banking centers or complementary offices in strategic locations in our markets.

●

Opportunistic Market Expansion.  We are well positioned to expand along the I-10/12 and I-20 corridors, East Texas markets to the west, and into the Jackson and Gulfport/Biloxi, Mississippi markets to the east, as well as growing our markets in the Dallas/Fort Worth metroplex and Houston. We believe these markets have attractive demographics and a significant concentration of small-to-midsized businesses and high net worth individuals that are historically underserved by the banking industry. We intend to focus on growing into these markets as we identify specific opportunities to recruit talented and entrepreneurial teams of local bankers who fit our culture and banking strategy. Prior to the expansion into the Houston market from the TCBI merger, each of our expansions into new markets to date has been accomplished organically.

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our acquisitions to date being (i) the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015; (ii) the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018; (iii) the acquisition of Richland State Bancorp, Inc., which is in the Northeast Louisiana region, on December 1, 2018; (iv) the acquisition of Pedestal Bancshares, Inc., which operated in southern Louisiana, on May 1, 2020; (v) the acquisition of Smith Shellnut Wilson, LLC, which operates out of the Jackson, Mississippi area, on April 1, 2021; and (vi) the acquisition of Texas Citizens Bancorp, Inc., which operates in Houston, on March 1, 2022, the last three of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

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

Texas Citizens Bancorp, Inc. On October 20, 2021, we entered into a definitive agreement to acquire Texas Citizens Bancorp, Inc. (“TCBI”), the parent bank holding company for Texas Citizens Bank, National Association, headquartered in Pasadena, Texas. The acquisition was consummated on March 1, 2022. As a result of the TCBI acquisition, we added six banking locations in the Houston, Texas market, and as of February 28, 2022, reported total assets of $534.2 million, loans of $349.5 million and total deposits of $477.2 million.

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

●

History of Disciplined Expansion. Since our founding in 2006, we have grown rapidly across the state of Louisiana, into the Dallas/Fort Worth metroplex and, into Houston. Each of our expansions were initiated with careful identification and recruitment of local banking teams and thoughtful consideration of each market’s different industries and credit exposures. Our banking centers are carefully situated in locations, typically downtowns and suburban centers, optimized for small-to-midsized business customers and high net worth individuals. This disciplined approach to expansion and growth entails not only recruiting the right bankers in the right markets, but in continuing to focus on the customer base that we are optimized to serve rather than chasing larger relationships as we grow. Over the years, the magnitude of our large banking relationships has changed very little, but the number of our large relationships has grown significantly. In order to continue to serve our customers as they grow without taking undue risk, we have developed a strong participation network that we believe underscores the strength of our underwriting process and the quality of our portfolio. We believe that it is important to keep sight of where our strengths lie and not pursue growth blindly.

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

Our Markets

Our banking operations are currently organized into five regions in Louisiana, which include the largest metropolitan areas in the state, the Dallas/Fort Worth metroplex, and Houston, which we service through our banking centers and loan production offices. We will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.

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

Commercial Real Estate Loans.  We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 25 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, hotels, mixed-use residential/commercial properties, retail centers and multi-family properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

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

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. Our board has established an “in-house” lending limit to any single customer equal to 15% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are not fully secured, with an additional 10% of the Bank’s Tier 1 and Tier 2 Capital in the case of loans that are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations at least equal to the amount of the loan. The capital calculation is calculated monthly. As of December 31, 2022, the Bank had a legal lending limit of approximately $328.8 million for loans not fully secured with readily marketable collateral, and its “in-house” lending limit was $71.0 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under four types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, Small Business, and Consumer authority. With the exception of loans secured by cash deposited with us, all commercial loans require a minimum of two approvers (the banker and one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $500,000, market presidents have authority up to $750,000, regional market presidents have authority up to $1.5 million, the chief banking officer and regional credit managers have authority up to $2.5 million, regional chairmen have authority up to $2.0 million and the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer each have authority up to $2.5 million. A combination of the Chief Banking Officer and Chief Credit Officer (or their assigns) may approve up to $5.0 million. All relationships exceeding $5.0 million are approved by the Executive Loan Committee. All loans exceeding $10.0 million are required to be approved by the Director’s Loan Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with senior lenders being able to approve up to $250,000, market presidents being able to approve up to $350,000, regional market presidents and higher authorities up to $1.5 million, cumulatively. Consumer loans which present an aggregate lending exposure under $5.0 million are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

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

Structure. As of December 31, 2022, we had 727 full-time and 21 part-time employees (total of 748 employees) located in Arkansas (remote), Kentucky (remote), Louisiana, Michigan (remote), Mississippi, Nevada (remote), South Dakota (remote), Tennessee (remote), Texas, and Virginia (remote). Full-time equivalents (FTEs) were 742. All of our banking centers and loan production offices are located in Louisiana and Texas, and our subsidiary registered investment advisor (RIA), Smith Shellnut Wilson, LLC, or SSW, is located in Mississippi. Our Chief Human Resources Officer reports directly to the Chief Administrative Officer and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation, and benefits.

The board of directors is regularly updated on our talent development and human capital management strategies.

Productivity. We carefully manage the size of our workforce and reallocate resources as needed. For 2022, we managed an average of $6.2 million in loans held for investment and $6.5 million in deposits per FTE.

Diversity. We have an organization-wide focus to improve recruitment and retention of women and ethnic minorities. In 2022, we launched our Intern Insights Program which focuses on creating a pipeline between young diverse talent and the banking industry. Specifically, recruiting efforts focused on junior year finance and accounting majors at Southern University and A&M College in Baton Rouge, a historically black university, for our Intern Insights Program. Furthermore, in 2022, we implemented online exit surveys to provide feedback and help increase retention of women and ethnic minorities. As of December 31, 2022, our colleagues had the following attributes:

	Female	Minority (3)
Employees	505 total (67.5%)	148 total (19.8%)
Officials and Managers(1)	98 total (55.7%)	30 total (17.0%)
Executive Officers(2)	3 total (23.1%)	1 total (7.7%)
(1)	Based on EEO-1 job classifications.
(2)	Based on b1BANK’s Executive Team.
(3)	Includes Hispanic/Latino, Black/African American, Asian, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander

Compensation and Benefits. We strive to provide pay, benefits, and services that help meet the varying needs of our employees. Compensation and benefits include market-competitive pay, health insurance options, a health reimbursement account (HRA), a flexible spending account (FSA), dependent care, employer-paid life insurance, voluntary life insurance, dental and vision insurance, employer-paid short-term disability, employer-paid long-term disability, employee assistance programs, employee discounts on our products, critical illness insurance, accident insurance, hospital indemnity insurance, pet insurance, identity and fraud protection, MetLife legal plan, paid time off, (including paid volunteer leave), training and professional development opportunities, and an employer-paid financial wellness program.

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

In 2022, the Talent Development team increased its volume and reach by introducing the Leading b1 program for manager development, establishing programming for the Senior Leadership Group, and rolling out a new process to place b1BANKers with External Development Programs offered by banking and community associations. In addition to the new programs and initiatives, the Talent Development team consistently offered ongoing training for conversion, hosted external speakers at The Learning Table (their speaker series), supported by our new internship program – Intern Insights, and upgraded our technology by switching its digital adoption platform to Apty and saving more than $30,000 annually. Overall, the establishment of new programs and processes allowed the Talent Development team to reach all employment levels and provide comprehensive learning resources for more than 700 employees.

Our average tenure is 6.4 years of service. During 2022, we had 352 open employee positions. Of the 255 positions that were filled, 188 (73.7%) were filled by external hires and the remaining 67 (26.3%) were filled by internal hires. We received a total of 5,183 applications. Employee turnover for 2022 was 25.3%.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2022, the Company’s capital meets or exceeds these capital requirements, including the buffer.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (“CBLR”) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. On April 6, 2020, as mandated under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the federal bank regulatory agencies adopted an interim final rule that temporarily reduced the minimum community bank leverage ratio requirement to 8.0% and provided a two quarter grace period for banks with a leverage ratio between 7.0% and 8.0%. A transition interim final rule also adopted by the federal bank regulatory agencies on April 6, 2020 provides a graduated transition from the temporary 8.0% community bank leverage ratio requirement, to the 9.0% community bank leverage ratio requirement as established under the 2019 final rule. Specifically, the transition interim final rule provides that the community bank leverage ratio will be 8.0% in the second quarter through fourth quarter of calendar year 2020, 8.5% in calendar year 2021, and 9.0% thereafter. The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. For the year ended December 31, 2020, the Company and Bank elected to adopt the CBLR framework. For the years ended December 31, 2022 and 2021, the Company and Bank elected to revert to the risk-weighted ratios.

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

As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020 and elected to revert to the risk weighted ratios for the years ended December 31, 2022 and 2021.

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2022, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, adds significantly to the cost of our operations and thus has a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

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

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Uncertainty about federal fiscal monetary and related policies, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers, and investors in the United States. Changes in any of the policies are influenced by macroeconomic conditions and other factors that are beyond our control. In addition, economic conditions in foreign countries, including global political hostilities or public health outbreaks and uncertainty over the stability of foreign currencies, could affect the stability of global financial markets, which could hinder domestic economic growth.

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

The geographic concentration of our business in the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston, imposes risks and may magnify the consequences of any regional or local economic downturn affecting our markets, including any downturn in the real estate sector.

We conduct our operations exclusively in the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston. As of December 31, 2022, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2022, approximately $2.8 billion, or 61.7% of our loan portfolio is secured by commercial real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2022, approximately $3.4 billion, or 73.8%, of our total loans were comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter, own and operate such property, in which case, we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2022, we held approximately $1.4 million in other real estate owned (“OREO”) of which $711,000 is related to former bank facilities. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2022, approximately $1.1 billion, or 23.7%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2022, our average loan size (including unfunded commitments) was approximately $367,000. Further, as of December 31, 2022, our 10 largest borrowing relationships ranged from approximately $31.2 million to $73.7 million (including unfunded commitments) and averaged approximately $4.7 million in total commitments and $3.0 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2022, our allowance for loan losses totaled $38.2 million, which represents approximately 0.83% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses. Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) recently issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Upon adoption of the guidance on January 1, 2023, we recognized an $827,000 reduction to retained earnings, after recording the relating deferred tax asset adjustment at our adjusted tax rate. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for credit losses. Moreover, the CECL model likely would create more volatility in our level of allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition, results of operations, and capital.

The small-to-midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small-to-midsized businesses who frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2022, we had $1.3 billion in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and could have an adverse effect on our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.

Interest rate shifts could have an adverse effect on our business, financial condition, results of operations and growth prospects.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2022, 31.1% of our earning assets and 68.7% of our interest-bearing liabilities were variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2022, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates; however, customer and market responses to a changing interest rate environment are highly uncertain and there is no guarantee that our net interest income would increase if interest rates rise.

Interest rates increased rapidly during 2022 to levels that we have not experienced in recent history. Interest rates may increase further, or they may remain at current levels for some time. This new interest rate environment could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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

Recent increases in interest rates have resulted in large unrealized losses in our investment securities portfolio. Selling securities with an unrealized loss would result in the realization of such losses, which would negatively impact regulatory capital, among other effects. Accordingly, investment securities with unrealized losses may have diminished utility as a source of liquidity prior to maturity.

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

As of December 31, 2022, $636.0 million, or approximately 13.2%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2022, brokered and wholesale deposits, including reciprocal deposits, comprised 13.1% of our total deposits, and our borrowings comprised 96.5% of our total shareholders’ equity. As a result of the rise in interest rates during 2022, these funding sources have become significantly more expensive than in past years. If we continue to use these alternative funding methods, our interest expense will decline. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2022, the fair value of our investment securities portfolio was approximately $890.8 million, which included a net unrealized loss of approximately $94.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee raised the target federal funds rate several times in 2022 and is expected to continue raising the rates in 2023. In addition to market interest rates, other factors that could cause adverse changes to the fair value of our securities include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to the underlying securities, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies and estimates include acquired loans and allowance for loan losses and purchase accounting adjustments (other than loans). Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided, or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test is performed annually and was completed as of October 1, 2022. The annual test did not indicate any impairment as of the testing date. We estimate the fair value of the reporting unit compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Following the testing date, management determined no triggering event had occurred through December 31, 2022. As of December 31, 2022, our goodwill totaled $88.5 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations. We are expecting an increase in FDIC insurance premiums in 2023 due to increased regulatory rates.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2022, we were outside the 300.0% regulatory guideline for commercial real estate, and the 100.0% regulatory guideline for construction, land development, and other land loans due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines.  It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Risks Associated with our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your common shares at the volume, prices and times desired.

Assuming the presence of a public market for our common stock, the market price of our common stock may be highly volatile, which may make it difficult for you to resell your common shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

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

In particular, the realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell your common shares at the volume, prices and times desired.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future sales of equity securities.

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 22, 2023, there are 25,110,313 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

The rights of our common shareholders are subordinate to the rights of our outstanding subordinated notes and our outstanding preferred stock and may be subordinate to the rights of the holders of any senior indebtedness or preferred stock that we may issue in the future.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding subordinated notes in the amount of $110.7 million, our trust preferred securities of $5.0 million, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Our common stock also ranks junior to the $72.0 million of Series A preferred stock that we issued during 2022.

Our board of directors also has the authority to issue in the aggregate up to 4,928,000 shares of additional preferred stock, and to determine the terms of each issue of preferred stock and any indebtedness, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and any indebtedness that we may issue in the future will also be senior to our common stock. As a result, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. Although we have declared a quarterly cash dividend on our common stock since the second quarter of 2016, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. We may not pay any dividends on our common stock if we have not paid the full dividends on our outstanding Series A preferred stock for the most recent quarterly dividend period. Our ability to pay dividends may also be limited on account of any outstanding indebtedness or preferred stock we may issue in the future, as we generally are required to make payments on any outstanding indebtedness and outstanding preferred stock before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. There are numerous laws and banking regulations that limit our and the Bank’s ability to pay dividends. See “Dividend Policy” and “PART I – ITEM 1. Business – Supervision and Regulation – Business First Bancshares, Inc. – Regulatory Restrictions on Dividends.”

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

The CARES Act included a significant loan program administered through the SBA, the Paycheck Protection Program, referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP during 2020 and continued to participate in 2021. Under current law, no loans may be originated under PPP after March 31, 2021. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be a significant amount of ambiguity in the laws, rules and guidance regarding requirements for eligibility, underwriting, origination, funding, and the terms for PPP loans. This ambiguity and the speed with which we were required to implement the program expose us to regulatory and legal risks relating to noncompliance with the PPP.

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

As of December 31, 2022, loans with aggregate outstanding principal of approximately $425.2 million, or approximately 9.2% of our loans held for investment, have been modified under the terms of our COVID-19 Deferral Assistance Program, but are no longer in their deferral periods. These modifications primarily included 90-day deferrals of principal payments or 90-day deferrals of principal and interest payments. In certain limited circumstances, we granted a 90-day deferral using a hybrid approach in which payments of principal and interest were deferred during the first part of the deferral period followed by a period in which only principal payments were deferred. In addition, we have granted a limited number of borrowers with additional deferral of principal and/or interest payments on a case-by-case basis. As these deferral periods end and borrowers are required to resume normal payments of principal and interest, we expect that some of these modified loans may become nonperforming loans. We expect that borrowers in the industries most affected by COVID-19 and the related suspension of certain business activity, including hospitality, energy, non-essential retail, and healthcare, among others, may experience the most difficulty in resuming normal payments of principal and interest.  Except for those borrowers of modified loans who have failed to fulfill their obligations under the modifications, these modified loans are reported as performing loans as of December 31, 2022. We will continue to monitor the performance of the portfolio as borrowers resume normal payments. In the event borrowers are unable to continue regular payments following the expiration of their deferral periods, we may be required to increase our provision for loan losses, which would reduce our profitability and adversely affect our business, financial condition, results of operations and prospects.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our current principal offices are located at 500 Laurel Street, Baton Rouge, Louisiana. We currently operate out of our network of banking centers and loan production offices located throughout the State of Louisiana, in the Dallas/Fort Worth metroplex and Houston. Our office locations are either owned or leased. We believe that our facilities are adequately covered by insurance and that these facilities are adequate to meet our needs.

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

PART I

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our common shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 22, 2023, there were 25,110,313 issued and outstanding shares of our common stock held of record by approximately 997 shareholders. We also had outstanding 130,924 options to purchase shares of our common stock issued under our equity compensation plans, as described below.

Dividends

In 2016, our board of directors made the determination to begin paying regular quarterly dividends on our common stock; however, we are not obligated to pay dividends on either our common or preferred stock. Dividends on our common stock are not payable if we have not paid the full dividends on our Series A preferred stock for the most recently completed quarterly dividend period. The payment of future dividends and our dividend policy will depend on our earnings, capital requirements and financial condition, as well as other factors that our board of directors deems relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “PART I - ITEM 1. Business – Supervision and Regulation – Business First Bancshares, Inc. – Regulatory Restrictions on Dividends.”

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2022, we had 130,924 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan and the shareholders approved additional shares under the Plan during 2022. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 1,043,908 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2022, there were 572,588 common shares issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2022 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	130,924	$18.59	471,320
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	130,924	$18.59	471,320

Recent Sales of Unregistered Securities

Preferred Stock

On September 1, 2022, we entered into a securities purchase agreement with certain investors pursuant to which we offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock will be entitled to receive, if, when, and as declared by our board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $18.75 per share were paid during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on April 11, 2018, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2022. The following assumes $100 invested on April 11, 2018 in our common stock at the closing price of $25.02 per common share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Date	BFST	S&P 500	KRX
4/11/2018	$100.00	$100.00	$100.00
6/30/2018	104.65	102.88	102.39
9/30/2018	105.78	107.20	97.20
12/31/2018	96.83	86.03	80.78
3/31/2019	98.39	113.07	108.63
6/30/2019	102.45	103.79	103.18
9/30/2019	98.65	101.19	98.60
12/31/2019	101.20	108.53	108.91
3/31/2020	55.01	80.00	59.12
6/30/2020	63.11	119.95	113.42
9/30/2020	62.10	108.47	88.85
12/31/2020	84.74	111.69	147.55
3/31/2021	100.05	105.77	128.87
6/30/2021	96.60	108.17	97.98
9/30/2021	99.75	100.23	102.54
12/31/2021	120.06	110.65	102.87
3/31/2022	103.66	95.05	97.25
6/30/2022	91.29	83.55	87.37
9/30/2022	92.69	94.72	103.22
12/31/2022	95.79	107.08	103.24

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2021 to December 31, 2022 and its results of operations for the year ended December 31, 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements. A discussion regarding significant changes in the financial condition of Business First and its subsidiaries from December 31, 2020 to December 31, 2021 and its results of operations for the year ended December 31, 2021 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, which is available on the SEC’s website at www.sec.gov and on the Company’s website, www.b1bank.com.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex and Houston. We currently operate out of banking centers and loan production offices in markets across Louisiana and Texas. As of December 31, 2022, we had total assets of $6.0 billion, total loans of $4.6 billion, total deposits of $4.8 billion, and total shareholders’ equity of $580.5 million.

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

Acquisition of Pedestal Bancshares, Inc.

On January 22, 2020, we entered into an agreement and plan of reorganization to acquire Pedestal Bancshares, Inc., and its banking subsidiary Pedestal Bank. The acquisition of Pedestal was consummated on May 1, 2020. At April 30, 2020, Pedestal had reported $1.4 billion in total assets, $935.8 million in loans, $1.2 billion in total deposits.

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

Public Offering

On October 12, 2022, we entered into an underwriting agreement with Stephens, Inc., a representative of several underwriters, to issue and sell 2,500,000 shares of our common stock, $1.00 par value per share, in an underwritten public offering and a public offering price of $20.00 per share. After deducting underwriting discounts, commissions and offering expenses, the net proceeds of the offering was $47.2 million.

Loan Deferrals

Beginning on March 25, 2020, we have taken proactive measures to help customers impacted by COVID-19 by deferring principal and/or interest payments. As of December 31, 2022, we had deferrals remaining on 1,164 loans with an aggregate outstanding balance of $425.2 million, although all loans were outside their deferral periods.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

COVID-19 Programs

SBA PPP Participation

As of December 31, 2022, we held 16 PPP loans (including both round 1 and round 2 PPP loans) with an aggregate balance of $2.8 million and an average loan balance of $175,000. In June 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million at a gain of $9.2 million.

MSLP Participation

For the year ended December 31, 2020, we funded approximately 45 loans with an aggregate originated loan principal balance of $327.8 million. As of December 31, 2020, we had transferred/sold 95%, or $311.4 million, of the principal balance of the MSLP loans to a MSLP special purpose vehicle entity and retained $16.4 million of the outstanding principal balance. As of December 31, 2022 and 2021, we retained the outstanding principal balance of $14.9 million and $15.5 million, respectively.

Financial Highlights

The financial highlights as of and for the year ended December 31, 2022 include:

•	Total assets of $6.0 billion, a $1.3 billion, or 26.7%, increase from December 31, 2021.

•	Total loans held for investment of $4.6 billion, a $1.4 billion, or 44.4%, increase from December 31, 2021.

•	Total deposits of $4.8 billion, a $743.1 million, or 18.2%, increase from December 31, 2021.

•	Net income available to common shareholders of $52.9 million, a $769,000, or 1.5%, increase from the year ended December 31, 2021.

•	Net interest income of $199.6 million, a $45.7 million, or 29.7%, increase from the year ended December 31, 2021.

•

An allowance for loan and lease losses of 0.83% of total loans held for investment, compared to 0.91% as of December 31, 2021, and a ratio of nonperforming loans to total loans held for investment of 0.25%, compared to 0.41% as of December 31, 2021.

•

Earnings per common share for the year ended December 31, 2022 of $2.34 per basic common share and $2.32 per diluted common share, compared to $2.54 per basic common share and $2.53 per diluted common share for the year ended December 31, 2021.

•	Return to common shareholders on average assets of 0.97% compared to 1.18% for the year ended December 31, 2021.

•	Return to common shareholders on average common equity of 11.59% compared to 12.25% for the year ended December 31, 2021.

•

Capital Ratios included Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.49%, 8.68%, 10.07% and 12.75%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 8.14%, 9.04%, 9.17% and 11.94% for the year ended December 31, 2021.

•	Book value per common share of $20.25, a decrease of 4.7% from $21.24 at December 31, 2021.

Results of Operations for the Years Ended December 31, 2022 and 2021

Performance Summary

For the year ended December 31, 2022, net income available to common shareholders was $52.9 million, or $2.34 per basic common share and $2.32 per diluted common share, compared to net income available to common shareholders of $52.1 million, or $2.54 per basic common share and $2.53 per diluted common share, for the year ended December 31, 2021. Return to common shareholders on average assets decreased to 0.97% for the year ended December 31, 2022 from 1.18% for the year ended December 31, 2021. Return to common shareholders on average common equity decreased to 11.59% for the year ended December 31, 2022, as compared to 12.25% for the year ended December 31, 2021.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a monthly average, and average yield/rate utilizing an actual 365 day count convention.

For the year ended December 31, 2022, net interest income totaled $199.6 million, and net interest margin and net interest spread were 3.92% and 3.57%, respectively. For the year ended December 31, 2021 net interest income totaled $153.9 million and net interest margin and net interest spread were 3.84% and 3.65%, respectively. The average yield on the loan portfolio was 5.43%, excluding SBA PPP loans, for the year ended December 31, 2022, compared to 5.16% for the year ended December 31, 2021, and the average yield on total interest-earning assets was 4.64% for the year ended December 31, 2022, compared to 4.25% for the year ended December 31, 2021. For the year ended December 31, 2022, overall cost of funds (which includes noninterest-bearing deposits) increased 32 basis points compared to the year ended December 31, 2021, primarily due to the federal reserve increasing rates during 2022.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2022, 2021 and 2020, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Years Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$4,016,947	$217,997	5.43%	$2,878,306	$148,638	5.16%	$2,342,034	$131,208	5.60%
SBA PPP loans	3,489	35	1.00	158,714	8,153	5.14	271,388	9,251	3.41
Securities	956,232	16,503	1.73	870,282	13,520	1.55	483,976	9,121	1.88
Interest-bearing deposits in other banks	115,016	1,579	1.37	104,471	127	0.12	48,345	175	0.36
Total interest-earning assets	5,091,684	236,114	4.64	4,011,773	170,438	4.25	3,145,743	149,755	4.76
Allowance for loan losses	(32,093)			(26,132)			(16,540)
Noninterest-earning assets	413,917			418,029			296,917
Total assets	$5,473,508	$236,114		$4,403,670	$170,438		$3,426,120	$149,755
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,007,882	$24,413	0.81%	$2,604,825	$12,183	0.47%	$1,978,295	$17,562	0.89%
Subordinated debt	106,054	5,109	4.82	68,183	3,526	5.17	25,000	1,688	6.75
Subordinated debt - trust preferred securities	5,000	248	4.96	5,000	168	3.36	3,341	121	3.62
Advances from FHLB	271,025	6,478	2.39	47,325	554	1.17	113,999	1,945	1.71
First National Banker's Bank ("FNBB") Line of Credit	2,500	120	4.80	-	-	-	-	-	-
Paycheck Protection Program Liquidity Facility ("PPPLF")	-	-	-	-	-	-	65,857	237	0.36
Other borrowings	23,197	169	0.73	27,182	123	0.45	43,286	556	1.28
Total interest-bearing liabilities	3,415,658	36,537	1.07	2,752,515	16,554	0.60	2,229,778	22,109	0.99
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,539,938			1,196,970			812,332
Other liabilities	37,533			28,493			27,671
Total noninterest-bearing liabilities	1,577,471			1,225,463			840,003
Shareholders' equity:
Common shareholders' equity	456,388			425,692			356,339
Preferred equity	23,991			-			-
Total shareholders' equity	480,379			425,692			356,339
Total liabilities and shareholders' equity	$5,473,508			$4,403,670			$3,426,120
Net interest rate spread (1)			3.57%			3.65%			3.77%
Net interest income		$199,577			$153,884			$127,646
Net interest margin (2)			3.92%			3.84%			4.06%
Overall cost of funds			0.74%			0.42%			0.73%

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

	For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$61,793	$7,566	$69,359
SBA PPP loans	(1,557)	(6,561)	(8,118)
Securities	1,483	1,500	2,983
Interest-bearing deposits in other banks	145	1,307	1,452
Total increase in interest income	$61,864	$3,812	$65,676
Interest-bearing liabilities:
Interest-bearing deposits	$3,271	$8,959	$12,230
Subordinated debt	1,824	(241)	1,583
Subordinated debt - trust preferred securities	-	80	80
Advances from FHLB	5,347	577	5,924
FNBB Line of Credit	120	-	120
Other borrowings	(29)	75	46
Total increase in interest expense	10,533	9,450	19,983
Increase (decrease) in net interest income	$51,331	$(5,638)	$45,693

	For the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans (excluding SBA PPP loans)	$27,694	$(10,264)	$17,430
SBA PPP loans	(5,788)	4,690	(1,098)
Securities	6,001	(1,602)	4,399
Interest-bearing deposits in other banks	68	(116)	(48)
Total increase (decrease) in interest income	$27,975	$(7,292)	$20,683
Interest-bearing liabilities:
Interest-bearing deposits	$2,930	$(8,309)	$(5,379)
Subordinated debt	2,233	(395)	1,838
Subordinated debt - trust preferred securities	56	(9)	47
Advances from FHLB	(781)	(610)	(1,391)
PPPLF	-	(237)	(237)
Other borrowings	(73)	(360)	(433)
Total increase (decrease) in interest expense	4,365	(9,920)	(5,555)
Increase (decrease) in net interest income	$23,610	$2,628	$26,238

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $10.9 million and $8.0 million for the years ended December 31, 2022 and 2021, respectively. The higher provision during the year ended December 31, 2022 compared to 2021 relates primarily to the overall growth of the loan portfolio.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions, and pass-through income from other investments (small business investment company (“SBIC”) partnerships and fintech technology (“Fintech”) funds). The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,272	$6,813	$1,459
Debit card and ATM fee income	6,407	6,199	208
Bank-owned life insurance income	1,931	1,396	535
Gain on sales of loans	574	10,117	(9,543)
Gain (loss) on sales of investment securities	(48)	378	(426)
Fees and brokerage commissions	6,964	5,015	1,949
Mortgage origination income	532	866	(334)
Correspondent bank income	113	277	(164)
Gain (loss) on sales of other real estate owned	33	(1,122)	1,155
Gain on sale of banking center	-	492	(492)
Gain (loss) on sales / disposals of other assets	(717)	112	(829)
Pass-through income from other investments	1,347	2,615	(1,268)
Other	3,902	2,624	1,278
Total noninterest income	$29,310	$35,782	$(6,472)

Noninterest income for the year ended December 31, 2022 decreased $6.5 million, or 18.1%, to $29.3 million compared to noninterest income of $35.8 million for the same period in 2021. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $8.3 million for the year ended December 31, 2022 as compared to $6.8 million for the same time period in 2021, an increase of $1.5 million, or 21.4%. The increase was primarily due to increases in deposit balances and accounts from the acquisition of TCBI and organic growth.

Debit card and ATM fee income. We earn fees from our customers based upon card activity, and these fees constitute a significant recurring component of our noninterest income. Fee income was $6.4 million and $6.2 million for the years ended December 31, 2022 and 2021, respectively, representing an increase of $208,000, or 3.4%.

Gain on sales of loans. We had gains on sales of loans of $574,000 in 2022 compared to $10.1 million in 2021. For the year ended December 31, 2021, we sold approximately 2,000 PPP loans with an aggregate balance of $243.6 million realizing a gain of $9.2 million.

Fees and brokerage commissions. We earn commissions from brokerage services provided by our Wealth Solutions Group and SSW. Fees and brokerage commissions totaled $7.0 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $1.9 million for the year ended December 31, 2022, compared to the same time period in 2021, was primarily due to the continued increase in SSW productivity and an additional quarter of income for 2022.

Gain (loss) on sale of other real estate owned. The majority of the loss on sale of other real estate in 2021 resulted from the sale of seven properties that were originally held for future expansion at a total loss of $1.1 million.

Gain on sale of banking center. We sold a banking center located in Oak Grove, Louisiana that resulted in a gain of $492,000 during the fourth quarter of 2021.

Gain (loss) on sales / disposals of other assets. We had disposals of former bank premises during 2022 which resulted in a loss of $717,000.

Other. This category includes a variety of other income producing activities, including wire transfer fees, mortgage-related income, insurance commissions and credit card income. Other income increased $1.3 million, or 48.7%, for the year ended December 31, 2022, compared to the same period in 2021.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
	2022	2021	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$85,222	$65,825	$19,397
Non-staff expenses:
Occupancy of bank premises	9,244	7,238	2,006
Depreciation and amortization	6,853	5,792	1,061
Data processing	8,358	8,137	221
FDIC assessment fees	2,854	2,194	660
Legal and professional fees	2,359	2,679	(320)
Advertising and promotions	3,949	2,712	1,237
Utilities and communications	3,193	2,475	718
Ad valorem shares tax	3,400	2,499	901
Directors' fees	972	790	182
Other real estate owned expenses and write-downs	193	736	(543)
Merger and conversion related expenses	4,808	515	4,293
Other	18,004	15,469	2,535
Total noninterest expense	$149,409	$117,061	$32,348

Noninterest expense for the year ended December 31, 2022 increased $32.3 million, or 27.6%, to $149.4 million compared to noninterest expense of $117.1 million for the same period in 2021. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $85.2 million for the year ended December 31, 2022, an increase of $19.4 million, or 29.5%, compared to the same period in 2021. The increase was primarily due to additional hires for new positions, our merit increase cycle, the acquisition of TCBI (including severance and retention payments related to the acquisition) and its legacy operations and employees. As of December 31, 2022, we had 742 full-time equivalent employees, compared to 659 full-time equivalents as of December 31, 2021. Salaries and employee benefits included stock-based compensation expense of $4.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

Occupancy of bank premises. Expense associated with occupancy of premises was $9.2 million for the year ended December 31, 2022 and $7.2 million for the same period in 2021. The increase of $2.0 million, or 27.7%, for the year ended December 31, 2022, compared to the same period in 2021, may be attributed primarily to the acquisition of TCBI.

Depreciation and amortization. Depreciation and amortization costs were $6.9 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively. This category includes leasehold, furniture, fixtures and equipment depreciation totaling $4.8 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively. The amortization of intangible assets was $2.0 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in depreciation and amortization primarily resulted from the acquisition of TCBI’s assets and the core deposit intangible recorded in connection with the TCBI acquisition.

Data processing. Data processing fees were $8.4 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. The increase of $221,000, or 2.7%, for the year ended December 31, 2022, compared to the same period in 2021, is primarily due to increased costs in connection with the TCBI acquisition.

Advertising and promotions. Advertising and promotions cost were $3.9 million and $2.7 million for the years ended December 30, 2022 and 2021, respectively, an increase of $1.2 million, or 45.6%. The increase for the year ended December 31, 2022, compared to the same period in 2021, is due primarily to additional advertising we engaged in during 2022.

Merger and conversion related expenses. Merger and conversion related expenses for the years ended December 31, 2022 and 2021 were related primarily to the acquisitions of SSW in 2021, and TCBI in 2021 and 2022.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $2.5 million, or 16.4%, for the year ended December 31, 2022 compared to the same period in 2021.

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

For the year ended December 31, 2022, income tax expense totaled $14.3 million, an increase of $1.9 million, or 15.4%, compared to $12.4 million for the same period in 2021. For the years ended December 31, 2022 and 2021, our effective tax rates were 20.9% and 19.2%, respectively. Our income tax rate expense for both years was affected primarily by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses). Our effective tax rate for the year ended December 31, 2021, was also impacted by nondeductible goodwill write-offs associated with a branch sale.

Financial Condition

Our total assets increased $1.3 billion, or 26.7%, from $4.7 billion as of December 31, 2021 to $6.0 billion as of December 31, 2022, due primarily from the increases in our loan portfolio, offset with decreases in cash and cash equivalents.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2022, total loans, excluding mortgage loans held for sale, were $4.6 billion, an increase of $1.4 billion or 44.4%, compared to $3.2 billion as of December 31, 2021. The increase was primarily due to the acquisition of TCBI and growth in our Dallas/Fort Worth metroplex, Houston, North Louisiana and New Orleans regions. Additionally, $304,000 and $1.2 million in mortgage loans were classified as loans held for sale as of December 31, 2022 and 2021, respectively.

Total loans held for investment as a percentage of deposits were 95.6% and 78.2% as of December 31, 2022 and 2021, respectively. Total loans held for investment as a percentage of assets were 76.9% and 67.5% as of December 31, 2022 and 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2022		As of December 31, 2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,090,343	23.7%	$721,385	22.6%
Real estate:
Construction and land	722,074	15.7	548,528	17.2
Farmland	193,587	4.2	87,463	2.7
1-4 family residential	557,741	12.1	467,699	14.7
Multi-family residential	98,637	2.1	97,508	3.1
Nonfarm nonresidential	1,826,819	39.7	1,144,426	35.9
Consumer and other	116,975	2.5	122,599	3.8
Total loans held for investment	$4,606,176	100.0%	$3,189,608	100.0%

SBA PPP loans accounted for $2.8 million and $5.4 million of the commercial portfolio as of December 31, 2022 and 2021, respectively.

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

Commercial loans increased $369.0 million, or 51.1%, to $1.1 billion as of December 31, 2022 from $721.4 million as of December 31, 2021.

Construction and land. Construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located primarily throughout Louisiana and the Dallas/Fort Worth metroplex and Houston, and are generally diverse in terms of type.

Construction and land loans increased $173.5 million, or 31.6%, to $722.1 million as of December 31, 2022 from $548.5 million as of December 31, 2021.

Farmland. Farmland loans are loans that can be, or are, used for agricultural purposes.

Farmland loans increased $106.1 million, or 121.3%, to $193.6 million as of December 31, 2022 from $87.5 million as of December 31, 2021.

1-4 family residential. Our 1-4 family residential loan portfolio is comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small average balance spread between many individual borrowers and are generally offered as accommodations to existing customers.

1-4 family residential loans increased $90.0 million, or 19.3%, to $557.7 million as of December 31, 2022 from $467.7 million as of December 31, 2021.

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

Nonfarm nonresidential loans increased $682.4 million, or 59.6%, to $1.8 billion as of December 31, 2022 from $1.1 billion as of December 31, 2021.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Commercial	$417,970	$444,198	$227,880	$295	$1,090,343
Real estate:
Construction and land	274,027	381,218	59,813	7,016	722,074
Farmland	39,664	110,965	42,958	-	193,587
1-4 family residential	61,435	303,539	140,050	52,717	557,741
Multi-family residential	8,009	66,944	17,799	5,885	98,637
Nonfarm nonresidential	190,015	913,308	602,299	121,197	1,826,819
Consumer and other	61,230	43,039	12,496	210	116,975
Total loans held for investment	$1,052,350	$2,263,211	$1,103,295	$187,320	$4,606,176

Fixed rate loans:
Commercial	$126,091	$276,346	$156,908	$-	$559,345
Real estate:
Construction and land	95,358	242,554	35,137	3,674	376,723
Farmland	18,762	55,541	32,328	-	106,631
1-4 family residential	35,990	255,471	81,137	12,327	384,925
Multi-family residential	5,522	66,325	15,511	14	87,372
Nonfarm nonresidential	105,499	829,991	476,127	9,339	1,420,956
Consumer and other	35,343	29,709	11,359	164	76,575
Total fixed rate loans	$422,565	$1,755,937	$808,507	$25,518	$3,012,527

Floating rate loans:
Commercial	$291,879	$167,852	$70,972	$295	$530,998
Real estate:
Construction and land	178,669	138,664	24,676	3,342	345,351
Farmland	20,902	55,424	10,630	-	86,956
1-4 family residential	25,445	48,068	58,913	40,390	172,816
Multi-family residential	2,487	619	2,288	5,871	11,265
Nonfarm nonresidential	84,516	83,317	126,172	111,858	405,863
Consumer and other	25,887	13,330	1,137	46	40,400
Total floating rate loans	$629,785	$507,274	$294,788	$161,802	$1,593,649

	As of December 31, 2021
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Commercial	$258,279	$300,346	$162,760	$-	$721,385
Real estate:
Construction and land	228,988	265,097	53,254	1,189	548,528
Farmland	8,972	43,786	34,705	-	87,463
1-4 family residential	70,851	249,231	106,035	41,582	467,699
Multi-family residential	5,382	28,041	58,757	5,328	97,508
Nonfarm nonresidential	137,207	506,219	446,646	54,354	1,144,426
Consumer and other	49,774	57,543	14,997	285	122,599
Total loans held for investment	$759,453	$1,450,263	$877,154	$102,738	$3,189,608

Fixed rate loans:
Commercial	$116,784	$178,649	$119,198	$-	$414,631
Real estate:
Construction and land	87,082	121,398	27,927	-	236,407
Farmland	5,091	32,370	30,072	-	67,533
1-4 family residential	39,375	201,921	44,721	5,032	291,049
Multi-family residential	3,516	15,478	57,938	-	76,932
Nonfarm nonresidential	88,677	451,885	356,772	6,850	904,184
Consumer and other	25,609	43,038	13,049	167	81,863
Total fixed rate loans	$366,134	$1,044,739	$649,677	$12,049	$2,072,599

Floating rate loans:
Commercial	$141,495	$121,697	$43,562	$-	$306,754
Real estate:
Construction and land	141,906	143,699	25,327	1,189	312,121
Farmland	3,881	11,416	4,633	-	19,930
1-4 family residential	31,476	47,310	61,314	36,550	176,650
Multi-family residential	1,866	12,563	819	5,328	20,576
Nonfarm nonresidential	48,530	54,334	89,874	47,504	240,242
Consumer and other	24,165	14,505	1,948	118	40,736
Total floating rate loans	$393,319	$405,524	$227,477	$90,689	$1,117,009

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $12.8 million and $14.5 million in nonperforming assets as of December 31, 2022 and 2021, respectively. We had $11.4 million in nonperforming loans as of December 31, 2022 compared to $13.1 million as of December 31, 2021. The decrease in nonperforming assets from December 31, 2021 to December 31, 2022 is primarily attributable to chargeoffs. Past due and nonaccrual loans exclude acquired impaired loans, even if contractually past due and we do not expect to receive payment in full, as we are currently accreting interest income over the expected life of the loans.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$11,054	$12,868	$9,063
Accruing loans 90 or more days past due	335	222	1,523
Total nonperforming loans	11,389	13,090	10,586
Other nonperforming assets	62	-	402
Other real estate owned:
Commercial real estate, construction, land and land development	1,199	1,348	8,567
Residential real estate	173	79	484
Total other real estate owned	1,372	1,427	9,051
Total nonperforming assets	$12,823	$14,517	$20,039
Restructured loans-nonaccrual	$944	$3,275	$4,206
Restructured loans-accruing	3,494	315	4,315
Ratio of nonperforming loans to total loans held for investment	0.25%	0.41%	0.35%
Ratio of nonperforming assets to total assets	0.21	0.31	0.48
Ratio of nonaccrual loans to total loans held for investment	0.24	0.40	0.30

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans by category:
Real estate:
Construction and land	$992	$1,341	$924
Farmland	16	76	367
1-4 family residential	4,080	3,601	2,603
Multi-family residential	-	-	-
Nonfarm nonresidential	2,628	2,614	3,119
Commercial	3,033	4,947	1,753
Consumer and other	305	289	297
Total	$11,054	$12,868	$9,063

As of December 31, 2022, our loan portfolio included 1,164 loans with an aggregate outstanding balance of $425.2 million that has previously been granted temporary payment deferrals of principal and/or interest due to the effect of the COVID-19 pandemic. As of December 31, 2021, our loan portfolio included 1,574 loans with an aggregate outstanding balance of $522.0 million that had previously been granted temporary payment deferrals. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program are not to be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period. None of these loans are currently in their deferral period at December 31, 2022 and 2021, respectively.

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

The following tables summarize our internal ratings of our loans held for investment as of the dates indicated.

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$716,071	$3,496	$2,157	$350	$722,074
Farmland	191,475	2,082	16	14	193,587
1-4 family residential	545,142	3,780	7,909	910	557,741
Multi-family residential	98,621	-	16	-	98,637
Nonfarm nonresidential	1,781,136	32,972	10,462	2,249	1,826,819
Commercial	1,074,417	6,520	6,761	2,645	1,090,343
Consumer and other	116,179	126	603	67	116,975
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

	As of December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

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

As of December 31, 2022, the allowance for loan losses totaled $38.2 million, or 0.83%, of total loans held for investment. As of December 31, 2021, the allowance for loan losses totaled $29.1 million, or 0.91%, of total loans held for investment. As of December 31, 2020, the allowance for loan losses totaled $22.0 million, or 0.74%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Average loans outstanding (1)	$4,020,436	$3,037,020	$2,613,422
Gross loans held for investment outstanding end of period	$4,606,176	$3,189,608	$2,991,355
Allowance for loan losses at beginning of period	$29,112	$22,024	$12,124
Provision for loan losses	10,886	8,047	11,435
Charge-offs:
Real Estate:
Construction, land and farmland	16	29	28
Residential	191	169	387
Nonfarm nonresidential	51	139	232
Commercial	2,091	830	849
Consumer and other	472	469	467
Total charge-offs	2,821	1,636	1,963
Recoveries:
Real Estate:
Construction, land and farmland	25	3	10
Residential	20	39	53
Nonfarm nonresidential	50	99	12
Commercial	697	417	203
Consumer and other	209	119	150
Total recoveries	1,001	677	428
Net charge-offs	1,820	959	1,535
Allowance for loan losses at end of period	$38,178	$29,112	$22,024
Ratio of allowance to end of period loans held for investment	0.83%	0.91%	0.74%
Ratio of net charge-offs to average loans	0.05	0.03	0.06
Ratio of allowance to nonaccrual loans	345.38	226.24	243.01

(1) Excluding loans held for sale

	For the Years Ended December 31,
	2022		2021		2020
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Commercial	$1,394	0.04%	$413	0.01%	$646	0.02%
Real estate:
Construction and land	(9)	0.00%	27	0.00%	16	0.00%
Farmland	-	0.00%	(1)	0.00%	2	0.00%
1-4 family residential	171	0.00%	130	0.00%	334	0.01%
Multi-family residential	-	0.00%	-	0.00%	-	0.00%
Nonfarm nonresidential	1	0.00%	40	0.00%	220	0.01%
Consumer and other	263	0.01%	350	0.01%	317	0.01%
Total net charge-offs (recoveries)	$1,820	0.05%	$959	0.03%	$1,535	0.06%

Although we believe that we have established our allowance for loan losses in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines, or if asset quality deteriorates, material additional provisions could be required.

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

	For the Years Ended December 31,
	2022		2021		2020
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land	$5,768	15.1%	$4,498	15.5%	$3,584	16.3%
Farmland	1,554	4.1	721	2.5	600	2.7
1-4 family residential	4,623	12.1	3,791	13.0	3,453	15.7
Multi-family residential	731	1.9	774	2.7	818	3.7
Nonfarm nonresidential	13,148	34.5	9,794	33.6	7,369	33.5
Total real estate	25,824	67.7	19,578	67.3	15,824	71.9
Commercial	11,197	29.3	8,358	28.7	5,018	22.8
Consumer and other	1,157	3.0	1,176	4.0	1,182	5.3
Total allowance for loan losses	$38,178	100.0%	$29,112	100.0%	$22,024	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2022, the carrying amount of investment securities totaled $890.8 million, a decrease of $130.3 million, or 12.8%, compared to $1.0 billion as of December 31, 2021. The decrease was primarily due to increase in unrealized losses in the securities portfolio. Securities represented 14.9% and 21.6% of total assets as of December 31, 2022 and 2021, respectively.

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

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$32,783	$-	$2,668	$30,115
U.S. government agencies	50,288	-	2,916	47,372
Corporate bonds	48,475	25	2,496	46,004
Mortgage-backed securities	506,671	267	55,213	451,725
Municipal securities	347,382	11	31,858	315,535
Total	$985,599	$303	$95,151	$890,751

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$22,751	$-	$437	$22,314
U.S. government agencies	27,867	2	376	27,493
Corporate bonds	45,876	812	106	46,582
Mortgage-backed securities	555,528	3,246	6,435	552,339
Municipal securities	370,421	4,100	2,188	372,333
Total	$1,022,443	$8,160	$9,542	$1,021,061

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2022.

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

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$30,115	1.00%	$-	-%	$-	-%	$30,115	1.00%
U.S. government agencies	-	-%	47,372	1.63%	-	-%	-	-%	47,372	1.63%
Corporate bonds	151	-%	2,500	4.08%	43,353	4.49%	-	-%	46,004	4.45%
Mortgage-backed securities	2,458	0.97%	41,738	1.65%	172,301	1.69%	235,228	1.94%	451,725	1.81%
Municipal securities	15,299	1.76%	97,064	1.44%	120,905	1.79%	82,267	2.13%	315,535	1.77%
Total	$17,908	1.64%	$218,789	1.49%	$336,559	2.08%	$317,495	1.99%	$890,751	1.90%

	As of December 31, 2021
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$22,314	0.77%	$-	-%	$-	-%	$22,314	0.77%
U.S. government agencies	2,513	0.23%	24,980	0.76%	-	-%	-	-%	27,493	0.21%
Corporate bonds	-	-%	-	-%	46,582	4.37%	-	-%	46,582	4.37%
Mortgage-backed securities	10,701	1.19%	37,870	1.42%	221,494	1.34%	282,274	1.20%	552,339	1.27%
Municipal securities	16,720	2.09%	97,129	1.41%	149,951	1.76%	108,533	1.94%	372,333	1.74%
Total	$29,934	1.61%	$182,293	1.24%	$418,027	1.83%	$390,807	1.41%	$1,021,061	1.56%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 5.92 years with an estimated effective duration of 54.07 months as of December 31, 2022.

As of December 31, 2022 and 2021, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

As of December 31, 2022 and 2021, the Company held other equity securities of $37.5 million and $16.6 million, respectively, comprised mainly of FHLB stock, SBIC’s and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2022 were $4.8 billion, an increase of $743.1 million, or 18.2%, compared to $4.1 billion as of December 31, 2021.

Noninterest-bearing deposits as of December 31, 2022 were $1.5 billion compared to $1.3 billion as of December 31, 2021, an increase of $258.3 million, or 20.0%.

Average deposits for the year ended December 31, 2022 were $4.5 billion, an increase of $746.0 million, or 19.6%, compared to the year ended December 31, 2021 of $3.8 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.47% for the year ended December 31, 2021 to 0.81% for the year ended December 31, 2022. The increase in average rates was driven by the federal reserve raising interest rates during the year ended December 31, 2022. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 0.54% for the year ended December 31, 2022 and 0.32% for the year ended December 31, 2021.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$298,845	1.31%	$177,196	0.49%
Negotiable order of withdrawal ("NOW") accounts	536,742	0.30%	511,231	0.13%
Limited access money market accounts and savings	1,483,763	0.81%	1,176,858	0.29%
Certificates and other time deposits > $250k	208,661	1.03%	204,892	1.12%
Certificates and other time deposits < $250k	479,871	0.98%	534,648	0.93%
Total interest-bearing deposits	3,007,882	0.81%	2,604,825	0.47%
Noninterest-bearing demand accounts	1,539,938	-%	1,196,970	-%
Total deposits	$4,547,820	0.54%	$3,801,795	0.32%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2021 and 2020 was 33.9% and 31.5%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2022:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$64,940	$100,942
More than 3 months but less than 6 months	62,217	45,095
More than 6 months but less than 12 months	94,943	124,424
12 months or more	57,681	72,354
Total	$279,781	$342,815

At December 31, 2022, 2021 and 2021, we had approximately $1.6 billion, $1.4 billion and $1.1 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2022 and 2021, total borrowing capacity of $1.8 billion and $1.3 billion, respectively, was available under this arrangement and $410.1 million and $82.0 million, respectively, was outstanding with a weighted average stated interest rate of 3.88% as of December 31, 2022 and 1.08% as of December 31, 2021. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2022
Amount outstanding at year-end	$410,100
Weighted average stated interest rate at year-end	3.88%
Maximum month-end balance during the year	$534,059
Average balance outstanding during the year	$271,025
Weighted average interest rate during the year	2.39%

December 31, 2021
Amount outstanding at year-end	$82,022
Weighted average stated interest rate at year-end	1.08%
Maximum month-end balance during the year	$83,000
Average balance outstanding during the year	$47,279
Weighted average interest rate during the year	1.17%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2022 and 2021 was $25.0 million. These subordinated notes were issued for the purpose of paying off our long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

On March 26, 2021, we issued $52.5 million in subordinated notes. These subordinated notes bear interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2022 and 2021 was $52.5 million.

On April 1, 2021, we consummated the acquisition of SSW. Under the terms of the acquisition, we issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2022 and 2021 was $3.9 million.

On March 1, 2022, we consummated the acquisition of TCBI. As part of the acquisition, we assumed $26.4 million in subordinated debt. Of these notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The balance outstanding at December 31, 2022 was $26.4 million. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $2.9 million as of December 31, 2022.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2022
Amount outstanding at year-end	$110,749
Weighted average stated interest rate at year-end	5.57%
Maximum month-end balance during the year	$111,209
Average balance outstanding during the year	$106,054
Weighted average interest rate during the year	4.82%

December 31, 2021
Amount outstanding at year-end	$81,427
Weighted average stated interest rate at year-end	5.04%
Maximum month-end balance during the year	$81,427
Average balance outstanding during the year	$68,183
Weighted average interest rate during the year	5.17%

FNBB revolving advances. FNBB allowed us to borrow on a revolving basis up to $5.0 million. This line of credit, established on September 12, 2016, was secured by a pledge of and security interest in the common stock of our wholly-owned subsidiary, b1BANK. This line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate. This FNBB line was established for the purpose of repurchasing shares of our common stock from certain of our shareholders and for general corporate purposes. This line of credit was paid in full in March 2021. This line of credit was re-established on November 3, 2021. This line of credit did not have a balance at December 31, 2021. In May 2022, we utilized the full amount of this line of $5.0 million. This line of credit carried a variable interest rate equal to the Wall Street Journal Prime rate not to be less than 3.50%. This line of credit was paid in full, and not renewed, in November 2022.

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

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of December 31, 2022:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

The following table represents combined Federal Funds Purchased Lines of Credit for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2022
Amount outstanding at year-end	$14,057
Weighted average stated interest rate at year-end	4.50
Maximum month-end balance during the year	$14,057
Average balance outstanding during the year	$1,970
Weighted average interest rate during the year	1.06%

December 31, 2021
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	-%
Maximum month-end balance during the year	$16,087
Average balance outstanding during the year	$94
Weighted average interest rate during the year	0.89%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2022 and 2021, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. As of December 31, 2022 and 2021, we maintained six lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million and $154.0 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, we had $14.1 million outstanding under these lines of credit. There were no funds under these lines of credit outstanding as of December 31, 2021.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $5.5 billion and $4.4 billion for the years ended December 31, 2022 and 2021, respectively.

	For the Years Ended December 31,
	2022	2021
Source of Funds:
Deposits:
Noninterest-bearing	28.1%	27.2%
Interest-bearing	55.0	59.2
Subordinated debt (excluding trust preferred securities)	1.9	1.5
Advances from FHLB	4.9	1.1
Other borrowings	0.6	0.7
Other liabilities	0.7	0.6
Shareholders' equity	8.8	9.7
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	72.9%	68.4%
Securities available for sale	17.5	19.7
Interest-bearing deposits in other banks	2.1	2.4
Other noninterest-earning assets	7.5	9.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	33.9%	31.5%
Average loans to average deposits	88.4	79.9

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 32.4% for the year ended December 31, 2022 compared to the same period in 2021, primarily due to organic growth and the acquisition of TCBI. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.92 years and an effective duration of 54.07 months as of December 31, 2022 and a weighted average life of 5.87 years and an effective duration of 53.46 months as of December 31, 2021.

As of December 31, 2022, we had outstanding $1.3 billion in commitments to extend credit and $45.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had outstanding $1.0 billion in commitments to extend credit and $35.3 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.

As of December 31, 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. We had cash and cash equivalents, including federal funds sold, of $168.3 million and $295.4 million as of December 31, 2022 and 2021, respectively.

Capital Resources

Total shareholders’ equity increased to $580.5 million as of December 31, 2022, compared to $433.4 million as of December 31, 2021, an increase of $147.1 million, or 33.9%. This increase was primarily due to the issuance of $72.0 million in preferred stock, $55.0 million in common stock and equity awards in the acquisition of TCBI, $47.2 in net proceeds from the public offering of common stock, and net income available to common shareholders of $52.9 million, offset with other comprehensive losses of $73.0 million resulting from the after tax effect of unrealized losses in our investment securities portfolio and dividends paid on common shares of $10.8 million. The preferred stock was structured to qualify as additional Tier 1 capital.

On January 25, 2023, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2022 in the amount of $0.12 per common share to the common shareholders of record as of February 15, 2023. The dividend was paid on February 28, 2023.

On January 25, 2023, our board of directors declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of February 15, 2023. The dividend was paid on February 28, 2023.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2022 and December 31, 2021, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us. The increase in capital was primarily due to the issuance of preferred stock (accounted for as additional Tier 1 capital for us).

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$704,840	12.75%	$478,794	11.94%
Tier 1 capital (to risk weighted assets)	557,088	10.07%	367,431	9.17%
Common Equity Tier 1 capital (to risk weighted assets)	480,158	8.68%	362,431	9.04%
Tier 1 Leverage capital (to average assets)	557,088	9.49%	367,431	8.14%

b1BANK
Total capital (to risk weighted assets)	$657,588	11.91%	$468,834	11.71%
Tier 1 capital (to risk weighted assets)	618,805	11.20%	438,898	10.96%
Common Equity Tier 1 capital (to risk weighted assets)	618,805	11.20%	438,898	10.96%
Tier 1 Leverage capital (to average assets)	618,805	10.55%	438,898	9.73%

Preferred Stock

On September 1, 2022, we entered into a securities purchase agreement with certain investors pursuant to which we offered and sold shares of our 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. The preferred stock was structured to qualify as additional Tier 1 capital under applicable regulatory capital guidelines. Holders of the preferred stock will be entitled to receive, if, when, and as declared by our board of directors, non-cumulative cash dividends at a rate of 7.50% for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. We intend to use the net proceeds from the preferred stock issuance to provide additional capital support to the Bank, to support growth, to better position us to take advantage of strategic opportunities that may arise from time to time, repayment of existing debt, and for general corporate purposes.

Long Term Debt

For information on our subordinated debt, please refer to “Borrowings”.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of December 31, 2022 and 2021 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $410.1 million and $82.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 3.88% and 1.08%, respectively, and maturing within five years. The subordinated debt totaled $110.7 million and $81.4 million as of December 31, 2022 and 2021. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $2.9 million remaining at December 31, 2022. In November 2021, we entered into a revolving line of credit with FNBB in the amount of $5.0 million with a variable interest rate equal to the Wall Street Journal Prime and not to be less than 3.5%. This revolving line of credit with FNBB had no balance outstanding at December 31, 2021, was fully utilized in May 2022 and fully paid off at maturity in November 2022.

	As of December 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$3,725	$5,915	$3,908	$4,112	$17,660
Time deposits	601,980	145,606	38,971	20	786,577
Subordinated debt (including premium)	613	1,227	9,839	99,070	110,749
Advances from FHLB	262,000	875	147,225	-	410,100
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	20,208	-	-	-	20,208
Standby and commercial letters of credit	18,706	26,468	377	-	45,551
Commitments to extend credit	654,067	342,844	200,971	147,288	1,345,170
Total	$1,561,299	$522,935	$401,291	$255,490	$2,741,015

	As of December 31, 2021
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,243	$3,994	$3,502	$4,565	$14,304
Time deposits	548,593	121,037	23,026	-	692,656
Subordinated debt	-	-	-	81,427	81,427
Advances from FHLB	-	23,000	59,022	-	82,022
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	19,121	-	-	-	19,121
Standby and commercial letters of credit	10,460	24,733	98	-	35,291
Commitments to extend credit	428,839	351,623	138,674	87,702	1,006,838
Total	$1,009,256	$524,387	$224,322	$178,694	$1,936,659

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

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk, excluded back-to-back customer interest rate swaps. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2022				2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income		Percent Change in Fair Value of Equity		Percent Change in Net Interest Income		Percent Change in Fair Value of Equity
+300	(8.60%	)	(5.55%	)	(1.00%	)	(4.45%	)
+200	(5.90%	)	(3.65%	)	0.10%		(3.99%	)
+100	(3.50%	)	(1.94%	)	0.50%		(1.57%	)
Base	-%		-%		-%		-%
-100	(0.70%	)	1.76%		(3.30%	)	2.83%
-200	(2.30%	)	3.38%		(7.00%	)	18.80%

The results are primarily due to the balance sheet mix and behavior of demand, money market and savings deposits during such rate fluctuations. The model also assumes no management intervention. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various strategies.

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

Core Net Income. Core net income available to common shareholders for the year ended December 31, 2022 was $57.6 million, or $2.52 per diluted common share, compared to core net income available to common shareholders of $53.9 million, or $2.61 per diluted common share, for the year ended December 31, 2021. Core net income available to common shareholders for the year ended December 31, 2022 included adjustment for $48,000 in losses on sales of securities, $687,000 in insurance reimbursements from storm expenditures, the incurrence of $717,000 in losses attributed to former bank premises and equipment, $5.2 million in acquisition-related expenses and $501,000 million in hurricane repair expenses compared to $378,000 in gains on the sales of securities, a $492,000 gain on the sale of the Oak Grove Banking Center, the incurrence of $1.0 million in losses attributed to former bank premises and equipment, $515,000 in acquisition-related expenses, and $1.6 million in hurricane repair expenses for the year ended December 31, 2021.

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$236,114	$170,438	$149,755
Core interest income	236,114	170,438	149,755
Interest Expense:
Interest expense	36,537	16,554	22,109
Core interest expense	36,537	16,554	22,109
Provision for Loan Losses:
Provision for loan losses	10,886	8,047	11,435
Core provision expense	10,886	8,047	11,435
Other Income:
Other income	29,310	35,782	21,564
Losses on former bank premises and equipment	717	1,010	351
(Gains) losses on sale of securities	48	(378)	(135)
Gain on sale of branch	-	(492)	-
Insurance reimbursement of storm expenditures	(687)	-	-
Core other income	29,388	35,922	21,780
Other Expense:
Other expense	149,409	117,061	100,993
Acquisition-related expenses (2)	(5,178)	(515)	(9,559)
Stock option exercises - excess taxes (founder's grants)	-	-	(71)
Occupancy and bank premises - hurricane repair	(501)	(1,556)	-
Core other expense	143,730	114,990	91,363
Pre-Tax Income:
Pre-tax income	68,592	64,558	36,782
Losses on former bank premises and equipment	717	1,010	351
(Gains) losses on sale of securities	48	(378)	(135)
Gain on sale of branch	-	(492)	-
Insurance reimbursement of storm expenditures	(687)	-	-
Acquisition-related expenses (2)	5,178	515	9,559
Stock option exercises - excess taxes (founder's grants)	-	-	71
Occupancy and bank premises - hurricane repair	501	1,556	-
Core pre-tax income	74,349	66,769	46,628
Provision for Income Taxes: (1)
Provision for income taxes	14,337	12,422	6,788
Tax on losses on former bank premises and equipment	151	211	74
Tax on (gains) losses on sale of securities	10	(79)	(28)
Tax on gain on sale of branch	-	(138)	-
Tax on insurance reimbursement of storm expenditures	(144)	-	-
Tax on acquisition-related expenses (2)	942	108	1,727
Tax on stock option exercises - excess taxes (founder's grants)	-	-	601
Tax on occupancy and bank premises - hurricane repair	106	326
Core provision for income taxes	15,402	12,850	9,162
Preferred Dividends
Preferred dividends	1,350	-	-
Core preferred dividends	1,350	-	-
Net Income Available to Common Shareholders:
Net income available to common shareholders	52,905	52,136	29,994
Losses on former bank premises and equipment , net of tax	566	799	277
(Gains) losses on sale of securities, net of tax	38	(299)	(107)
Gain on sale of branch, net of tax	-	(354)	-
Insurance reimbursement of storm expenditures, net of tax	(543)	-	-
Acquisition-related expenses (2), net of tax	4,236	407	7,832
Stock option exercises - excess taxes (founder's grants), net of tax	-	-	(530)
Occupancy and bank premises - hurricane repair, net of tax	395	1,230	-
Core net income available to common shareholders	$57,597	$53,919	$37,466
Diluted Earnings Per Common Share:
Diluted earnings per common share	$2.32	$2.53	$1.64
Losses on former bank premises and equipment , net of tax	0.02	0.04	0.02
(Gains) losses on sale of securities, net of tax	-	(0.02)	(0.01)
Gain on sale of branch, net of tax	-	(0.02)	-
Insurance reimbursement of storm expenditures, net of tax	(0.02)	-	-
Acquisition-related expenses (2), net of tax	0.18	0.02	0.43
Stock option exercises - excess taxes (founder's grants), net of tax	-	-	(0.03)
Occupancy and bank premises - hurricane repair, net of tax	0.02	0.06	-
Core diluted earnings per common share	$2.52	$2.61	$2.05

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2022 and 2021. These rates approximate the marginal tax rates for the applicable periods.

(2)	Includes merger and conversion-related expenses and salary and employee benefits.

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as shareholders’ equity less preferred stock, goodwill, and core deposit and customer intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2022	2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$580,481	$433,368
Preferred stock	(71,930)	-
Total common shareholders' equity	508,551	433,368
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,042)	(12,203)
Total tangible common equity	$405,966	$361,271
Common shares outstanding (1)	25,110,313	20,400,349
Book value per common shares (1)	$20.25	$21.24
Tangible book value per common shares (1)	16.17	17.71

(1)

Excludes the dilutive effect, if any, of 184,015 and 132,032 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2022 and 2021, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2022	2021
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$580,481	$433,368
Preferred stock	(71,930)	-
Total common shareholders' equity	508,551	433,368
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,042)	(12,203)
Total tangible common equity	$405,966	$361,271
Tangible Assets
Total Assets	$5,990,460	$4,726,378
Adjustments:
Goodwill	(88,543)	(59,894)
Core deposit and customer intangibles	(14,042)	(12,203)
Total tangible assets	$5,887,875	$4,654,281
Common Equity to Total Assets	8.5%	9.2%
Tangible Common Equity to Tangible Assets	6.9	7.8

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

Due to our growth over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business, and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

To the Shareholders, Board of Directors, and Audit Committee

Business First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As of December 31, 2022, the Company’s loan portfolio was $4.6 billion and the associated allowance for loan losses was $38.2 million. As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio   The allowance for loan losses is based upon management’s review and evaluation of the loan portfolio including relevant historical loss experience. Each period the Company considers qualitative factors that are relevant and necessary to adjust the model. Qualitative factors considered in the establishment of the allowance for loan losses include changes in international, national, regional and local conditions; oil and gas trends; nature and volume of the portfolio; volume and severity of past due loans; quality of the loan review system; existence and effect of any concentrations of credit or changes in the levels of such concentrations; effect of other external factors; changes to lending policies and procedures, including experience, depth and ability of staff, and changes in the value of the underlying collateral.

We identified the allowance for loan losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity relating to management’s identification and measurement of the qualitative factors. This required a high degree of auditor effort and significant auditor judgment in evaluating the estimated allowance for loan losses.

Our primary audit procedures performed to address this critical audit matter included:

●

We obtained an understanding of the Company’s process for establishing the ALL, including the identification, basis for development and related adjustments of the qualitative factor components of the ALL.

●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ALL, including controls over:

o	Management’s process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ALL.

o	Management’s review of reliability and accuracy of data used to calculate and estimate the various components of the ALL, including accuracy of the calculation.

●

We evaluated the reasonableness of management’s application of qualitative factors to the ALL, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.

●	We evaluated the mathematical accuracy of the ALL, including the mathematical application of the qualitative adjustments on the loan segments.

●

We assessed the reasonableness of the qualitative portion of the ALL by comparing the components of the ALL (i.e., qualitative, specific and total reserves) to those recorded by the Company’s peer institutions.

Acquisition of Texas Citizens Bancorp, Inc. - Fair Value of Acquired Loans

As described further in Note 1 and Note 3 to the financial statements, the Company completed the acquisition of Texas Citizens Bancorp, Inc. (“TCBI”) on March 1, 2022. The Company accounted for this acquisition under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make significant estimates and assumptions. Specifically, the fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. The fair value of the acquired loans was $338 million and required management to make estimates about discount rates, prepayment rates, expected future cash flows, and other future events that are subjective and subject to change.

We identified the determination of the acquisition date fair value of acquired loans as a critical audit matter. The principal considerations for our determination are the extent of audit effort and level of judgment involved in evaluating the reasonableness of management’s assumptions, including the need for specialized skill to assess the development and application of the discount rates, prepayment rates and credit loss assumptions used to estimate cash flows.

Our primary audit procedures performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for determining the fair value of the acquired loan portfolio.

●	We evaluated the design and tested the operating effectiveness of controls relating to the valuation of acquired loans, including controls addressing:

o	Management's credit diligence performed on the acquired loan portfolio, which impacts the credit loss assumptions used in the cash flow calculations.

o	Management’s review of the reasonableness of the discount rates, prepayment rates and credit loss assumptions used in the estimate of the fair value of acquired loans.

o

Management’s review of the results of the third-party valuation of the acquired loan portfolio, including the review of the completeness and accuracy of the data inputs used as a basis for the valuation.

●	We evaluated the completeness and accuracy of data inputs used as a basis for the valuation of the loan portfolio.

●

We evaluated, with the assistance of professionals with specialized skill and knowledge, the reasonableness of management’s discount rates, prepayment rates and credit loss assumptions used in the estimate of the fair value of the acquired loans, including, for a selected sample of loans, developing an independent expectation for comparison to management’s fair value.

●	We tested the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculation.

/s/ FORVIS, LLP

(Formerly Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2019.

Fort Worth, Texas

March 2, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Business First Bancshares, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Business First Bancshares Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31 2022, and our report dated March 2, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly Dixon Hughes Goodman LLP)

Fort Worth, Texas

March 2, 2023

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and Due from Banks	$152,740	$68,375
Federal Funds Sold	15,606	227,044
Securities Available for Sale, at Fair Values	890,751	1,021,061
Mortgage Loans Held for Sale	304	1,200
Loans and Lease Receivable, Net of Allowance for Loan Losses of $38,178 and $29,112 at December 31, 2022 and 2021, respectively	4,567,998	3,160,496
Premises and Equipment, Net	63,177	58,155
Accrued Interest Receivable	25,666	19,597
Other Equity Securities	37,467	16,619
Other Real Estate Owned	1,372	1,427
Cash Value of Life Insurance	91,958	60,380
Deferred Taxes	31,194	8,822
Goodwill	88,543	59,894
Core Deposit and Customer Intangible	14,042	12,203
Other Assets	9,642	11,105

Total Assets	$5,990,460	$4,726,378

LIABILITIES

Deposits:
Noninterest Bearing	$1,549,381	$1,291,036
Interest Bearing	3,270,964	2,786,247

Total Deposits	4,820,345	4,077,283

Federal Funds Purchased	14,057	-
Securities Sold Under Agreements to Repurchase	20,208	19,121
Short Term Borrowings	9	20
Federal Home Loan Bank Borrowings	410,100	82,022
Subordinated Debt	110,749	81,427
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	2,092	1,354
Other Liabilities	27,419	26,783

Total Liabilities	5,409,979	4,293,010

Commitments and Contingencies (See Notes 19, 21 and 22)

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 and No Shares ($1,000 Liquidation Preference) Issued and Outstanding at December 31, 2022 and 2021, respectively	71,930	-
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,110,313 and 20,400,349 Shares Issued and Outstanding at December 31, 2022 and 2021, respectively	25,110	20,400
Additional Paid-in Capital	393,690	292,271
Retained Earnings	163,955	121,874
Accumulated Other Comprehensive Income (Loss)	(74,204)	(1,177)

Total Shareholders' Equity	580,481	433,368

Total Liabilities and Shareholders' Equity	$5,990,460	$4,726,378

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest Income:
Interest and Fees on Loans	$218,032	$156,791	$140,459
Interest and Dividends on Non-taxable Securities	4,131	4,274	3,183
Interest and Dividends on Taxable Securities	12,372	9,246	5,938
Interest on Federal Funds Sold and Due From Banks	1,579	127	175
Total Interest Income	236,114	170,438	149,755

Interest Expense:
Interest on Deposits	24,413	12,183	17,562
Interest on Borrowings	12,124	4,371	4,547
Total Interest Expense	36,537	16,554	22,109

Net Interest Income	199,577	153,884	127,646

Provision for Loan Losses	10,886	8,047	11,435

Net Interest Income after Provision for Loan Losses	188,691	145,837	116,211

Other Income:
Service Charges on Deposit Accounts	8,272	6,813	5,358
Gain (Loss) on Sales of Securities	(48)	378	135
Gain on Sales of Loans	574	10,117	4,597
Other Income	20,512	18,474	11,474
Total Other Income	29,310	35,782	21,564

Other Expenses:
Salaries and Employee Benefits	85,222	65,825	57,394
Occupancy and Equipment Expense	19,367	15,750	11,380
Other Expenses	44,820	35,486	32,219
Total Other Expenses	149,409	117,061	100,993

Income Before Income Taxes	68,592	64,558	36,782

Provision for Income Taxes	14,337	12,422	6,788

Net Income	54,255	52,136	29,994

Preferred Stock Dividends	1,350	-	-

Net Income Available to Common Shareholders	$52,905	$52,136	$29,994

Earnings Per Common Share:

Basic	$2.34	$2.54	$1.65
Diluted	$2.32	$2.53	$1.64

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020

Consolidated Net Income	$54,255	$52,136	$29,994

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on AFS Investment Securities	(93,418)	(14,985)	9,783
Unrealized Gain (Loss) on Share of Equity Method Investments	874	(336)	228
Reclassification Adjustment for Gain (Loss) on Sale of AFS
Investment Securities Included in Net Income	(48)	378	135
Income Tax Effect	19,565	3,138	(2,131)

Other Comprehensive Income (Loss)	(73,027)	(11,805)	8,015

Consolidated Comprehensive Income (Loss)	$(18,772)	$40,331	$38,009

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2019	$-	$13,279	$212,505	$56,700	$2,613	$285,097
Comprehensive Income:
Net Income	-	-	-	29,994	-	29,994
Other Comprehensive Income	-	-	-	-	8,015	8,015
Cash Dividends Declared, $0.40 Per Share	-	-	-	(7,520)	-	(7,520)
Stock Issuance	-	7,947	94,097	-	-	102,044
Stock Based Compensation Cost	-	49	2,404	-	-	2,453
Surrendered Shares of Stock Based Compensation	-	(173)	(4,148)	-	-	(4,321)
Stock Repurchase	-	(481)	(5,318)	-	-	(5,799)
Balances at December 31, 2020	-	20,621	299,540	79,174	10,628	409,963
Comprehensive Income:
Net Income	-	-	-	52,136	-	52,136
Other Comprehensive Loss	-	-	-	-	(11,805)	(11,805)
Cash Dividends Declared, $0.46 Per Share	-	-	-	(9,436)	-	(9,436)
Stock Issuance	-	262	3,302	-	-	3,564
Stock Based Compensation Cost	-	97	2,764	-	-	2,861
Surrendered Shares of Options Exercised	-	(105)	(2,887)	-	-	(2,992)
Stock Repurchase	-	(475)	(10,448)	-	-	(10,923)
Balances at December 31, 2021	-	20,400	292,271	121,874	(1,177)	433,368
Comprehensive Income:
Net Income	-	-	-	54,255	-	54,255
Other Comprehensive Loss	-	-	-	-	(73,027)	(73,027)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.48 Per Share	-	-	-	(10,824)	-	(10,824)
Preferred Stock Issuance, Net of Issuance Costs	71,930	-	-	-	-	71,930
Stock Issuance, Net of Issuance Costs	-	4,636	98,899	-	-	103,535
Stock Based Compensation Cost	-	119	3,577	-	-	3,696
Surrendered Shares of Options Exercised	-	(45)	(1,057)	-	-	(1,102)
Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Consolidated Net Income	$54,255	$52,136	$29,994
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	10,886	8,047	11,435
Depreciation and Amortization	4,818	4,163	3,164
Net Accretion of Purchase Accounting Adjustments	(7,949)	(7,122)	(7,283)
Stock Based Compensation Cost	3,696	2,861	2,453
Net Amortization of Securities	6,005	7,021	5,136
(Gain) Loss on Sales of Securities	48	(378)	(135)
Gain on Sale Loans	(398)	(9,179)	-
Income on Other Equity Securities	(1,554)	(2,399)	(2,658)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	92	1,404	(30)
Increase in Cash Value of Life Insurance	(1,931)	(1,396)	(940)
Deferred Income Tax Expense (Benefit)	(1,368)	586	(58)
Gain on Sale of Branch	-	(492)	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(3,466)	4,298	(10,648)
(Increase) Decrease in Other Assets	6,075	(3,500)	(2,655)
Increase (Decrease) in Accrued Interest Payable	519	(1,145)	(1,694)
Increase (Decrease) in Other Liabilities	(151)	1,538	3,258
Net Cash Provided by Operating Activities	69,577	56,443	29,339

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(102,809)	(528,059)	(233,566)
Proceeds from Maturities / Sales of Securities Available for Sale	38,951	29,945	66,779
Proceeds from Paydowns of Securities Available for Sale	95,019	96,408	73,890
Net Cash Received (Paid) in Acquisition	163,460	(7,256)	106,000
Net Cash Paid in Sale of Branch	-	(13,727)	-
Purchases of Other Equity Securities	(22,670)	(4,438)	(681)
Redemption of Other Equity Securities	10,327	2,575	8,577
Purchase of Life Insurance	(18,000)	(15,928)	-
Proceeds from Death Benefit of Cash Value of Life Insurance	499	1,974	-
Proceeds from Sale of SBA PPP Loans	-	243,607	-
Net Increase in Loans	(1,070,354)	(431,236)	(384,962)
Net Purchases of Premises and Equipment	(7,781)	(3,971)	(2,970)
Loss on Disposal of Premises and Equipment	717	4	576
Proceeds from Sales of Other Real Estate	682	7,640	3,842
Net (Increase) Decrease in Federal Funds Sold	211,438	(52,892)	(112,780)
Net Cash Used in Investing Activities	(700,521)	(675,354)	(475,295)

(CONTINUED)

	Years Ended December 31,
	2022	2021	2020
Cash Flows From Financing Activities:
Net Increase in Deposits	265,827	480,124	658,388
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	1,087	(2,704)	(48,767)
Net Increase in Federal Funds Purchased	14,057	-	-
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	327,203	39,022	(89,198)
Net Proceeds (Repayments) from Short Term Borrowings	(11)	(5,000)	1,369
Net Repayments from Long Term Borrowings	-	(6,000)	(1,797)
Proceeds from Issuance of Subordinated Debt	-	52,500	-
Proceeds from Issuance of Preferred Stock, Net of Issuance Costs	71,930	-	-
Proceeds from Issuance of Common Stock, Net of Issuance Costs	48,492	3,564	3,361
Surrendered Shares of Options Exercised	(1,102)	(2,992)	(4,321)
Repurchase of Common Stock	-	(10,923)	(5,799)
Payment of Dividends on Preferred Stock	(1,350)	-	-
Payment of Dividends on Common Stock	(10,824)	(9,436)	(7,520)
Net Cash Provided by Financing Activities	715,309	538,155	505,716

Net Increase (Decrease) in Cash and Cash Equivalents	84,365	(80,756)	59,760

Cash and Cash Equivalents at Beginning of Period	68,375	149,131	89,371

Cash and Cash Equivalents at End of Period	$152,740	$68,375	$149,131

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$23,846	$13,249	$16,589
Interest on Borrowings	$11,953	$4,450	$4,554
Income Tax Payments	$13,550	$15,711	$5,470

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(93,466)	$(14,607)	$9,918
Change in the Unrealized Gain (Loss) on Equity Securities	$874	$(336)	$228
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale and Equity Securities	$19,565	$3,138	$(2,131)
Transfer of Loans to Other Real Estate	$719	$1,420	$1,506
Transfer of Other Real Estate to Premises and Equipment	$-	$-	$5,900
Acquisitions:
Fair Value of Tangible Assets Acquired	$531,510	$1,343	$1,330,940
Other Intangible Assets Acquired	3,875	4,300	4,211
Liabilities Assumed	508,991	6	1,241,834
Net Identifiable Assets Acquired Over Liabilities Assumed	$26,394	$5,637	$93,317

Subordinated Debt Issued as Part of Consideration of Smith Shellnut Wilson	$-	$3,927	$-

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

Nature of Operations

The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth, Texas metroplex, and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”), and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

On May 1, 2020, the Company completed the acquisition of Pedestal Bancshares, Inc. (“Pedestal”), and its wholly-owned subsidiary, Pedestal Bank, located in Houma, Louisiana. The Company issued 7,614,506 shares of its common stock to the former shareholders of Pedestal. At April 30, 2020, Pedestal reported $1.4 billion in total assets, $935.8 million in loans, and $1.2 billion in total deposits.

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

On March 1, 2022, the Company completed the acquisition of Texas Citizens Bancorp, Inc. (“TCBI”), and its wholly-owned subsidiary, Texas Citizens Bank, National Association, located in Pasadena, Texas. The company issued 2,069,532 shares of its common stock to the former shareholders of TCBI. At February 28, 2022, TCBI reported $534.2 million in total assets, $349.5 million in loans and $477.2 million in deposits.

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

In accordance with Financial Accounting Standards Board (“FASB”) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of the Company’s COVID-19 Deferral Assistance Program are not required to be designated as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company also elected to participate in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) during the years ended December 31, 2022 and 2021.

Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Critical accounting estimates that are particularly susceptible to significant change for the Company include the determination of the fair value and subsequent accounting for acquired loans and allowance for loan losses and purchase accounting adjustments (other than loans). Other estimates include goodwill, fair value of financial instruments, investment securities and the assessment of income taxes. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in the Company’s markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2022 and 2021.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2022 and 2021.

The Company evaluates its investment securities portfolio on a quarterly basis for indicators of other than temporary impairment (“OTTI”). Declines in the fair value of individual available for sale or held to maturity securities below their amortized cost basis are reviewed to determine whether the declines are other than temporary.  For securities that the Company does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI is recognized in earnings and the non-credit component is recognized in other comprehensive income. For securities that the Company does expect to sell, or it is more likely than not that it will be required to sell prior to recovery of its amortized cost basis, both the credit and non-credit component of an OTTI are recognized in earnings. There was no OTTI taken for the years ended December 31, 2022 and 2021.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Equity Securities

The Bank has invested in Federal Home Loan Bank (“FHLB”) stock, and other similar correspondent banks, which is reflected at cost in these financial statements. As a member of the FHLB System, the Bank is required to purchase and maintain stock in an amount determined by the FHLB. The FHLB stock is redeemable at par value at the discretion of the FHLB. The Bank has invested in certain equity investments which are accounted for under the equity method of accounting, which are considered to be variable interest entities (“VIE”).

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The allowance for loan losses is based upon management’s review and evaluation of the loan portfolio, including relevant historical loss experience.  Specific allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  Management obtains independent appraisals for significant collateral in determining collateral values.  Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.  Each period the Company considers qualitative factors that are relevant and necessary to adjust the model.  Qualitative factors considered in the establishment of the allowance for loan losses include changes in international, national, regional and local conditions; oil and gas trends; nature and volume of the portfolio; volume and severity of past due loans; quality of the loan review system; existence and effect of any concentrations of credit or changes in the levels of such concentrations; effect of other external factors; changes to lending policies and procedures, including experience, depth and ability of staff, and changes in the value of the underlying collateral.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2022 and 2021, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2019. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2022, 2021 and 2020, the Company expensed costs of $3.9 million, $2.7 million and $1.6 million, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted in 2022

None

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset (i.e. increase) to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current impairment model for debt securities whereby estimated credit losses relating to debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay until January 2023 applicable to public companies that met the definition of “smaller reporting company” based on the most recent determination prior to October 18, 2019. The Company met the requirements for this effective date delay and elected to delay implementation of the standard. The Company has established an implementation team and engaged third-party consultants who have jointly developed a project plan to provide implementation oversight.

Effective  January 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments. This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses.  CECL requires the Company to consider all available relevant information when calculating expected credit losses including information about past events, current conditions, and reasonable and supportable forecasts. Additionally, the Accounting Standard Update requires the recognition of an allowance for credit losses for certain debt securities as well as additional disclosures. The ASU requires adoption on a modified retrospective basis.

The Company has completed its parallel runs comparing the historical incurred loss model to the CECL model.  Additionally, third-party model validation of the CECL model is complete.  The Company is in process of finalizing its new CECL internal control and governance processes.

The Company expects that the allowance for credit losses will increase by $2.7 million and the liability for unfunded commitments increase by $3.2 million.  This estimate of expected credit losses is based on loan balances and commitments to lend at January 1, 2023 using a one-year reasonable a supportable forecast period. After the forecast period, the Company reverts to long-term historical loss experience to estimate losses over the remaining life. The Company uses both internal and external credit data in estimating the expected credit losses. The estimated increase in the allowance for credit losses and liability for unfunded commitments at adoption is primarily due to requirement that CECL estimate losses over the remaining life of the loan.

Additionally, and as discussed further in Note 3, the Company, through previous acquisitions, has acquired loans which were recorded at their fair value on the date of acquisition.  Certain loans, which were determined to have evidence of deterioration at acquisition, were accounted for under ASC 310-30 (i.e. classified as Purchase Credit Impaired or “PCI” assets).  The ASU introduces a new term called Purchase Credit Deteriorated (“PCD”) which replaces the PCI accounting under ASC 310-30.  Although the definition of PCD asset differs from that of a PCI asset under ASC 310- 30, the ASU requires that an entity not reassess whether any existing assets meeting the definition of PCD assets at adoption on January 1, 2023.  Instead, an entity applies the new PCD asset gross-up approach at transition to all loans that were accounted for as PCI under ASC 310-30 prior to the January 1, 2023 adoption date. Any change in the allowance for credit losses for these assets as a result of adopting the CECL standard is accounted for as an adjustment to the asset’s amortized cost basis and not as a cumulative-effect adjustment to beginning retained earnings.  The Company’s January 1, 2023 gross-up to allowance for credit losses and amortized cost related to PCD loans from previous acquisitions is estimated to be $4.8 million.  After the transition to CECL, the Company will assess purchases of assets to determine if the PCD initial recognition and measurement accounting applies.

Upon adoption of the updated guidance on January 1, 2023, the Company’s impact will be recognized as a $1.0 million reduction to retained earnings and a $221,000 increase to deferred tax assets.  As discussed in Footnote 15, the Company and b1Bank are subject to various regulatory capital requirements.  Although the federal banking regulatory agencies have provided relief for an initial capital decrease at adoption of the CECL standard, the Company does not intend to opt into the relief as the impact of adoption will not be significant to the Company’s regulatory capital.

The adoption of this guidance did not have a material impact on the Company’s available-for-sale securities as most of this portfolio consists of U.S. Treasuries and agency securities as well as highly rated residential agency mortgage-backed, corporate and municipal securities.  CECL may impact future earnings, perhaps materially, due to future credit loss expectations for loans and certain commitments to lend related to factors which may include the Company’s macroeconomic forecast.

Note 2 – Reclassifications –

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2022. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Mergers and Acquisitions –

Texas Citizens Bancorp, Inc.

On March 1, 2022, the Company consummated the merger of Texas Citizens Bancorp, Inc. (“TCBI”), headquartered in Pasadena, Texas, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of October 20, 2021, by and between the Company and TCBI (the “Merger”). Also on March 1, 2022, TCBI’s wholly owned banking subsidiary, Texas Citizens Bank, National Association, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, the Company issued 2,069,532 shares of its common stock to the former shareholders of TCBI. At February 28, 2022, TCBI reported $534.2 million in total assets, $349.5 million in loans and $477.2 million in deposits.

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

The Company has recorded approximately $5.2 million and $515,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the years ended December 31, 2022 and 2021, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings per Common Share –

Basic earnings per common share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards (“RSAs”), excluding any that were antidilutive. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$54,255	$52,136	$29,994
Less: Preferred Stock Dividends	1,350	-	-
Net Income Available to Common Shareholders	$52,905	$52,136	$29,994

Denominator:
Weighted Average Common Shares Outstanding	22,633,478	20,502,249	18,169,599
Dilutive Effect of Stock Options and Restricted Stock Awards	184,015	132,032	73,846
Weighted Average Dilutive Common Shares	22,817,493	20,634,281	18,243,445

Basic Earnings Per Common Share From Net Income Available to Common Shares	$2.34	$2.54	$1.65

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$2.32	$2.53	$1.64

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2022 and 2021.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,783	$-	$2,668	$30,115
U.S. Government Agencies	50,288	-	2,916	47,372
Corporate Securities	48,475	25	2,496	46,004
Mortgage-Backed Securities	506,671	267	55,213	451,725
Municipal Securities	347,382	11	31,858	315,535

Total Securities Available for Sale	$985,599	$303	$95,151	$890,751

	December 31, 2021
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$22,751	$-	$437	$22,314
U.S. Government Agencies	27,867	2	376	27,493
Corporate Securities	45,876	812	106	46,582
Mortgage-Backed Securities	555,528	3,246	6,435	552,339
Municipal Securities	370,421	4,100	2,188	372,333

Total Securities Available for Sale	$1,022,443	$8,160	$9,542	$1,021,061

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at December 31, 2022 and 2021, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered a temporary impairment of the securities.

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,702	$374	$20,413	$2,294	$30,115	$2,668
U.S. Government Agencies	24,405	595	22,967	2,321	47,372	2,916
Corporate Securities	19,564	1,359	6,385	1,137	25,949	2,496
Mortgage-Backed Securities	115,692	7,473	324,043	47,740	439,735	55,213
Municipal Securities	143,035	10,206	131,944	21,652	274,979	31,858

Total Securities Available for Sale	$312,398	$20,007	$505,752	$75,144	$818,150	$95,151

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$22,314	$437	$-	$-	$22,314	$437
U.S. Government Agencies	24,980	376	-	-	24,980	376
Corporate Securities	7,350	106	-	-	7,350	106
Mortgage-Backed Securities	407,986	6,108	18,985	327	426,971	6,435
Municipal Securities	145,649	1,872	10,161	316	155,810	2,188

Total Securities Available for Sale	$608,279	$8,899	$29,146	$643	$637,425	$9,542

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$18,071	$17,908
One to Five Years	232,550	218,789
Over Five to Ten Years	373,007	336,559
Over Ten Years	361,971	317,495

Total Securities Available for Sale	$985,599	$890,751

Securities available for sale with a fair value of $482.7 million and $373.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2022 and 2021.

There were $9,000, $593,000 and $293,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2022, 2021 and 2020, respectively. There were $57,000, $215,000 and $158,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Equity Securities and VIEs

The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $19.7 million and $5.3 million, respectively, at December 31, 2022 and 2021. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2022 and 2021. The Company also has investments of $302,000 in TIB National Association, $562,000 in Bankers Insurance, LLC at both December 31, 2022 and 2021. The Company also has investments in First National Banker's Bank of $2.2 million and $2.0 million and Senior Housing Crime Prevention Foundation stock of $501,000 and $502,000 at December 31, 2022 and 2021, respectively. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.

VIEs are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. The Company has investments in certain partnerships and limited liability entities that have been evaluated and determined to be VIEs. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. The Company is not the primary beneficiary and does not hold a controlling interest in the VIEs as it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance.

Small Business Investment Companies (“SBIC”) and financial technology (“Fintech”) funds at December 31, 2022 and 2021 are summarized below.

	December 31,
	2022	2021
	(Dollars in thousands)

McLarty Capital Partners SBIC, L.P.	$878	$1,432
McLarty Capital Partners SBIC II, L.P.	2,437	2,246
Firmament Capital Partners SBIC III, L.P.	1,787	1,033
Bluehenge Capital Secured Debt SBIC, L.P.	3,934	1,682
Bluehenge Capital Secured Debt SBIC II, L.P.	296	-
New Louisiana Agnel Fund 2, LLC	49	37
Pharos Capital Partners IV-A, L.P.	356	211
Valesco Fund II, LP	1,147	-
GP Capital Partners, LP	277	-
BankTech Ventures, LP	77	60
Jam Fintop BankTech, LP	340	161
Ledyard Capital Managers, LLC	928	989
Mendon Ventures Banktech Fund I, LP	896	154
Castle Creek Launchpad Fund I, LP	211	-
Work America Capital Fund I, LP	629	-

	$14,242	$8,005

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Real estate loans:
Construction and land	$722,074	$548,528
Farmland	193,587	87,463
1-4 family residential	557,741	467,699
Multi-family residential	98,637	97,508
Nonfarm nonresidential	1,826,819	1,144,426
Commercial	1,090,343	721,385
Consumer and other	116,975	122,599

Total loans held for investment	4,606,176	3,189,608

Less:
Allowance for loan losses	(38,178)	(29,112)

Net loans	$4,567,998	$3,160,496

SBA PPP loans accounted for $2.8 million and $5.4 million of the commercial loan portfolio as of December 31, 2022 and 2021, respectively.

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2022 and 2021.

Net deferred loan origination fees were $13.1 million and $7.7 million at December 31, 2022 and 2021, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2022 and 2021, overdrafts of $2.0 million and $2.4 million, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $683.3 million and $461.8 million at December 31, 2022 and 2021, respectively. The Company has servicing rights of $1.7 million and $1.4 million recorded at December 31, 2022 and 2021, respectively, which are recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total loans held for investment at December 31, 2022 includes $498.1 million of loans acquired in acquisitions that were recorded at fair value as of the acquisition date. Included in the acquired balances at December 31, 2022 were acquired impaired loans accounted for under ASC 310-30 with a net carrying amount of $49.8 million and acquired performing loans not accounted for under ASC 310-30 totaling $450.0 million with a remaining purchase discount of $3.3 million.

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

The following tables set forth, as of December 31, 2022 and 2021, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2022
	(Dollars in thousands)
	Real Estate:		Real Estate:	Real Estate:	Real Estate:
	Construction	Real Estate:	1-4 Family	Multi-family	Nonfarm		Consumer
	and Land	Farmland	Residential	Residential	Nonresidential	Commercial	and Other	Total
Allowance for credit losses:
Beginning Balance	$4,498	$721	$3,791	$774	$9,794	$8,358	$1,176	$29,112
Charge-offs	(16)	-	(191)	-	(51)	(2,091)	(472)	(2,821)
Recoveries	25	-	20	-	50	697	209	1,001
Provision	1,261	833	1,003	(43)	3,355	4,233	244	10,886
Ending Balance	$5,768	$1,554	$4,623	$731	$13,148	$11,197	$1,157	$38,178

Ending Balance:
Individually evaluated for impairment	$21	$-	$99	$-	$59	$2,002	$33	$2,214

Collectively evaluated for impairment	$5,747	$1,554	$4,524	$731	$13,089	$9,195	$1,124	$35,964

Purchased Credit Impaired	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending Balance	$722,074	$193,587	$557,741	$98,637	$1,826,819	$1,090,343	$116,975	$4,606,176

Ending Balance:
Individually evaluated for impairment	$992	$16	$4,028	$-	$3,037	$6,325	$309	$14,707

Collectively evaluated for impairment	$720,129	$193,557	$538,558	$98,637	$1,796,274	$1,078,544	$115,983	$4,541,682

Purchased Credit Impaired	$953	$14	$15,155	$-	$27,508	$5,474	$683	$49,787

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

As of December 31, 2022 and 2021, the credit quality indicators, disaggregated by class of loan, are as follows:

Credit Quality Indicators

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$716,071	$3,496	$2,157	$350	$722,074
Farmland	191,475	2,082	16	14	193,587
1-4 family residential	545,142	3,780	7,909	910	557,741
Multi-family residential	98,621	-	16	-	98,637
Nonfarm nonresidential	1,781,136	32,972	10,462	2,249	1,826,819
Commercial	1,074,417	6,520	6,761	2,645	1,090,343
Consumer and other	116,179	126	603	67	116,975
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$545,071	$266	$1,850	$1,341	$548,528
Farmland	86,063	1,324	-	76	87,463
1-4 family residential	456,150	3,109	2,801	5,639	467,699
Multi-family residential	97,485	-	23	-	97,508
Nonfarm nonresidential	1,094,782	34,495	9,735	5,414	1,144,426
Commercial	704,755	7,886	3,137	5,607	721,385
Consumer and other	121,566	350	257	426	122,599
Total	$3,105,872	$47,430	$17,803	$18,503	$3,189,608

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of December 31, 2022 and 2021, loan balances outstanding more than 90 days past due and still accruing interest amounted to $335,000 and $222,000, respectively. As of December 31, 2022 and 2021, loan balances outstanding on nonaccrual status amounted to $11.1 million and $12.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of December 31, 2022 and December 31, 2021. Past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as the Company is currently accreting interest income over the expected life of the loans. All loans greater than 90 days past due are generally placed on nonaccrual status.

Aged Analysis of Past Due Loans Receivable

	December 31, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$320	$41	$638	$999	$721,075	$722,074	$-
Farmland	49	-	50	99	193,488	193,587	50
1-4 family residential	1,590	423	1,781	3,794	553,947	557,741	-
Multi-family residential	-	-	-	-	98,637	98,637	-
Nonfarm nonresidential	1,442	210	1,631	3,283	1,823,536	1,826,819	48
Commercial	1,035	1,919	2,069	5,023	1,085,320	1,090,343	222
Consumer and other	443	43	299	785	116,190	116,975	15
Total	$4,879	$2,636	$6,468	$13,983	$4,592,193	$4,606,176	$335

	December 31, 2021
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Construction and land	$632	$16	$488	$1,136	$547,392	$548,528	$-
Farmland	83	-	-	83	87,380	87,463	-
1-4 family residential	917	534	1,496	2,947	464,752	467,699	107
Multi-family residential	-	-	-	-	97,508	97,508	-
Nonfarm nonresidential	222	627	1,767	2,616	1,141,810	1,144,426	-
Commercial	106	55	4,257	4,418	716,967	721,385	97
Consumer and other	392	144	271	807	121,792	122,599	18
Total	$2,352	$1,376	$8,279	$12,007	$3,177,601	$3,189,608	$222

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Receivables on Nonaccrual Status

	December 31,
	2022	2021
	(Dollars in thousands)
Real Estate Loans:
Construction and land	$992	$1,341
Farmland	16	76
1-4 family residential	4,080	3,601
Multi-family residential	-	-
Nonfarm nonresidential	2,628	2,614
Commercial	3,033	4,947
Consumer and other	305	289
Total	$11,054	$12,868

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans as of December 31, 2022 and December 31, 2021. Purchased performing loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated portfolio. Purchased impaired credits are excluded from this table. The interest income recognized for impaired loans was $378,000 and $334,000 for the years ended December 31, 2022 and 2021, respectively.

	December 31, 2022
	(Dollars in thousands)
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With an allowance recorded:
Real Estate Loans:
Construction and land	$21	$25	$21	$131
Farmland	-	-	-	-
1-4 family residential	663	700	99	402
Multi-family residential	-	-	-	-
Nonfarm nonresidential	729	778	59	707
Other Loans:
Commercial	5,507	5,656	2,002	2,246
Consumer and other	74	75	33	67
Total	$6,994	$7,234	$2,214	$3,553

With no allowance recorded:
Real Estate Loans:
Construction and land	$971	$1,000	$-	$828
Farmland	16	19	-	71
1-4 family residential	3,365	4,295	-	3,341
Multi-family residential	-	-	-	-
Nonfarm nonresidential	2,309	2,832	-	4,031
Other Loans:
Commercial	817	2,896	-	3,662
Consumer and other	235	435	-	167
Total	$7,713	$11,477	$-	$12,100

Total Impaired Loans:
Real Estate Loans:
Construction and land	$992	$1,025	$21	$959
Farmland	16	19	-	71
1-4 family residential	4,028	4,995	99	3,743
Multi-family residential	-	-	-	-
Nonfarm nonresidential	3,038	3,610	59	4,738
Other Loans:
Commercial	6,324	8,552	2,002	5,908
Consumer and other	309	510	33	234
Total	$14,707	$18,711	$2,214	$15,653

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

Purchased
Impaired Credits
(Dollars in thousands)

Contractually required payments	$52,899
Non-accretable difference (expected losses)	(26,803)
Cash flows expected to be collected at acquisition	26,096
Accretable yield	(4,622)
Basis in acquired loans at acquisition	$21,474

The following is a summary of changes in the accretable difference for loans accounted for under ASC 310-30 during the year ended December 31, 2022:

Balance at December 31, 2021	$20,659
Additions	4,622
Transfers from non-accretable difference to accretable yield	8,400
Accretion	(7,739)
Changes in expected cash flows not affecting non-accretable differences	(3,658)
Balance at December 31, 2022	$22,284

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2022 and 2021, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had one troubled debt restructuring that subsequently defaulted during the year ended December 31, 2022 in amount of $1.5 million and three during the year ended December 31, 2021 in the amount of $154,000. The Company modified one loan that was categorized as a trouble debt restructuring during the year ended December 31, 2022, with a pre-modification balance of $3.5 million and a post-modification balance of $3.2 million.  During the year ended December 31, 2021, the Company did not modify any loans that were categorized as trouble debt restructurings.

As of December 31, 2022 and 2021, our loan portfolio included loans with outstanding principal balances of $425.2 million and $522.0 million, respectively, that had previously been granted payment deferrals due to the effects of the COVID-19 pandemic.  As of both December 31, 2022 and 2021, the Company had no loans with outstanding principal balances still in their pandemic-related deferral periods. Under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021, and based on the interpretive guidance released by the FASB and the applicable banking regulators, the Company determined that none of the modifications associated with the COVID-19 pandemic were troubled debt restructurings at both December 31, 2022 and 2021.

Accrued interest receivable of $5.4 million and $6.0 million was outstanding as of December 31, 2022 and 2021, respectively, for all loan deferrals.

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2022 and 2021 consist of the following:

	2022	2021
	(Dollars in thousands)
Land	$7,831	$6,938
Buildings and Leasehold Improvements	52,167	46,131
Furniture and Equipment	33,913	29,601
Right of Use Asset	17,477	14,304

Total Bank Premises and Equipment	111,388	96,974

Less: Accumulated Depreciation	(48,211)	(38,819)

Total Bank Premises and Equipment, net	$63,177	$58,155

The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $4.8 million, $4.2 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was recorded as a result of acquisitions. The carrying amount of goodwill as of December 31, 2022 and 2021 was $88.5 million and $59.9 million, respectively. The increase of $28.6 in goodwill was the result of the acquisition of TCBI in 2022. In 2021, the increase of $6.0 million in goodwill was the result of the acquisition of SSW in 2021 which added $6.5 million, offset with $271,000 in adjustments from the Pedestal acquisition and the sale of the Oak Grove branch which also reduced goodwill in the amount of $168,000. The Company performed the required annual goodwill impairment test as of October 1, 2022. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2022.

Core deposit and customer intangible assets were acquired in conjunction with the business combinations. A summary of the core deposit and customer intangible assets as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(Dollars in thousands)

Gross Carrying Amount	$17,225	$13,128
Acquired in SSW Acquisition	-	4,300
Adjustment for Sale of Branch	-	(203)
Acquired in TCBI Acquisition	3,875	-
Less: Accumulated Amortization	(7,058)	(5,022)

Net Carrying Amount	$14,042	$12,203

Amortization expense on the core deposit and customer intangible assets totaled approximately $2.0 million, $1.6 million and $1.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)

2023	$2,100
2024	2,100
2025	1,893
2026	1,824
2027	1,824
Thereafter	4,301

Total Core Deposit and Customer Intangible	$14,042

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deposits –

Deposit accounts at December 31, 2022 and 2021 are summarized as follows:

	2022	2021
	(Dollars in thousands)
Noninterest Bearing - DDA	$1,549,381	$1,291,036
Noninterest Bearing Deposits	1,549,381	1,291,036

Interest Bearing - DDA	455,117	198,622
NOW and Super NOW Accounts	579,789	581,449
Money Market Accounts	1,136,597	995,699
Savings Accounts	312,884	317,821
Certificates of Deposit Over $250,000	279,781	197,273
Other Certificates of Deposit	506,796	495,383
Interest Bearing Deposits	3,270,964	2,786,247

Total Deposits	$4,820,345	$4,077,283

Approximately 76.5% of certificates of deposit as of December 31, 2022 have stated maturity dates during 2023 and the remaining 23.5% have stated maturity dates during 2024 and beyond.

At December 31, 2022 and 2021, total deposits for the top three customer relationships was approximately $168.9 million and $162.0 million, respectively, which represented 3.5% and 4.0% of total deposits, respectively. Brokered and reciprocal deposits were approximately $550.2 million and $282.8 million at December 31, 2022 and 2021, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $131.9 million and $92.6 million at December 31, 2022 and 2021, respectively. Other public fund deposits were approximately $504.1 million and $493.2 million at December 31, 2022 and 2021, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Borrowings –

The Bank had outstanding advances from the FHLB of $410.1 million and $82.0 million at December 31, 2022 and 2021, respectively, consisting of:

One short term, seven-day, fixed rate loan of $262.0 million at December 31, 2022, with interest at 4.55%. Principal was due, paid and renewed, at maturity in January 2023.

One fixed rate loan of $875,000 at December 31, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan of $100.0 million at December 31, 2022, with interest at 3.53% paid monthly. Principal is due at maturity in October 2027. This advance has put options beginning in October 2023.

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at December 31, 2022 and 2021 was $47.2 million and $59.0 million, respectively, with interest at 0.89%. Monthly principal and interest payments are due monthly and the loan matures in November 2026.

One fixed rate loan of $23.0 million at December 31, 2021, with interest at 1.59% paid monthly. Principal was due at maturity in June 2024 but was paid in full in June 2022.

These advances are collateralized by the Company’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $1.8 billion at December 31, 2022 with unused availability for advances and letters of credit of approximately $1.3 billion.

The Company has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2022 and 2021 were $154.0 million and $154.0 million, respectively. The Company purchased $14.1 million on these lines at December 31, 2022 and was not in a purchased position on these lines at December 31, 2021.

The Company had a line of credit with First National Banker’s Bank (“FNBB”) and was allowed to borrow on a revolving basis up to $5.0 million. This line of credit, established on November 3, 2021, was secured by a pledge of and security interest in the common stock of the Bank and established for general corporate purposes. The Company drew down the full amount in 2022 and did not have a balance on the line of credit at December 31, 2021. The line of credit carried a variable interest rate equal to the Wall Street Journal Prime Rate with a minimum rate of 3.50%, and matured in November 2022. This FNBB line was paid in full at maturity, and was not renewed, in November, 2022.

In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2022 and 2021 was $25.0 million. The subordinated notes were issued for the purpose of paying off the long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

In the Pedestal acquisition, the Company assumed Pedestal’s junior subordinated debentures, which are associated with $5.0 million in trust preferred securities acquired from Pedestal. Interest on the junior subordinated debentures is accrued at an annual rate equal to the 3-month LIBOR, as determined in the indenture governing the debentures, plus 3.05%. Interest is payable quarterly. The indenture allows the Company to defer interest payments for up to 20 consecutive quarterly periods without resulting in a default. The trust preferred securities do not have a stated maturity date, however, they are subject to mandatory redemption on September 17, 2033, or upon earlier redemption. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities subject to the guarantee agreement and the indenture. Principal and interest payments on the junior subordinated debentures are in a superior position to the liquidation rights of holders of common stock.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028. Another tranche in the amount of $7.5 million bears a fixed rate of 6.38% until December 13, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche is currently redeemable at the Company’s option. These notes carry an aggregate $2.9 million fair value adjustment as of December 31, 2022.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2022 and 2021, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 0.7% to 8.0% and maturity dates ranging from 2024 to 2041. The related liability to repurchase these securities was $20.2 million and $19.1 million at December 31, 2022 and 2021, respectively.

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
Provision for Current Taxes - Federal	$12,969	$13,008	$6,730
Provision (Credit) for Deferred Taxes	1,368	(586)	58

Total Provision for Income Taxes	$14,337	$12,422	$6,788

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
Federal Statutory Income Tax	$14,404	$13,557	$7,720
Tax Exempt Income	(690)	(815)	(608)
Stock Based Compensation	16	(220)	(730)
Goodwill Write-off for Branch Sale	-	35	-
Other - Net	607	(135)	406

Total Provision for Income Taxes	$14,337	$12,422	$6,788

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities are as follows:

	2022	2021
	(Dollars in thousands)
State NOL	$2,285	$1,642
State NOL Valuation Allowance	(2,285)	(1,642)
Net Operating Loss Carryforward	1,700	18
Unrealized Loss on Securities	20,040	290
Acquired Loans Fair Market Value Adjustment	5,705	5,790
Allowance for Loan Losses	8,067	6,114
Lease Liability	3,731	3,004
Deferred Compensation	1,589	1,346
Stock Awards	1,135	791
Other	940	817

Deferred Tax Assets	42,907	18,170

Right of Use Asset	3,693	3,004
Core Deposit Intangible	2,967	2,562
Depreciation	2,512	1,802
Acquired Securities Difference in Basis	1,477	1,716
Other	1,064	264

Deferred Tax Liabilities	11,713	9,348

Net Deferred Tax Asset	$31,194	$8,822

The Company acquired certain deferred tax attributes and liabilities as a result of a merger during 2015, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2022 the NOL carryforward was $57,475 and expires in 2033. The AMT credit carryforward was exhausted in 2019. Additionally, the Company acquired certain deferred tax attributes and liabilities as a result of the 2022 TCBI acquisition, including a federal NOL carryforward of $8.8 million and a federal charitable contribution carryforward of $229,000. The amount of the NOL carryforward the Company is allowed to deduct against current taxable income each year is limited, and the Company may not offset more than 80% of taxable income in any year. As of December 31, 2022, the NOL and charitable contribution carryforward was $8.3 million to be carried forward indefinitely until utilized.

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021:

	2022	2021
	(Dollars in thousands)
Unrealized Gains (Losses) on AFS Investment Securities and Equity Method Investments:

Balance at Beginning of Year	$(1,177)	$10,628

Other Comprehensive Income (Loss) on AFS Investment Securities
Before Reclassifications - Net of Tax	(73,679)	(11,838)
Other Comprehensive Income (Loss) on Equity Method Investments	690	(266)
Reclassification Adjustment for Gains (Losses) on Sale of AFS Investment Securities
Realized - Net of Tax	(38)	299

Other Comprehensive Income (Loss)	(73,027)	(11,805)

Balance at End of Year	$(74,204)	$(1,177)

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.48 per share and $0.46 per share for the years ended December 31, 2022 and 2021, respectively, based upon quarterly financial performance. The Company paid a dividend in the fourth quarter on preferred stock of $18.75 per share.

Common Stock Repurchase Plan

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

Preferred Stock

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock are entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $18.75 per share were paid during the year ended December 31, 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2022 and 2021, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, each of the Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the years ended December 31, 2022 and 2021, each of the Company and the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2022 and 2021.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
Business First Bancshares, Inc. (Consolidated)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$704,840	12.75%	$442,391	8.00%	$552,988	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	557,088	10.07%	331,793	6.00%	442,391	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	480,158	8.68%	248,845	4.50%	359,442	N/A
Tier 1 Leveraged Capital (to Average Assets)	557,088	9.49%	234,859	4.00%	293,574	N/A

December 31, 2021:

Total Capital (to Risk-Weighted Assets)	$478,794	11.94%	$320,715	8.00%	$400,894	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	367,431	9.17%	240,537	6.00%	320,715	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	362,431	9.04%	180,402	4.50%	260,581	N/A
Tier 1 Leveraged Capital (to Average Assets)	367,431	8.14%	180,604	4.00%	225,755	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
b1BANK	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:	(Dollars in thousands)

Total Capital (to Risk-Weighted Assets)	$657,588	11.91%	$441,833	8.00%	$552,292	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	618,805	11.20%	331,375	6.00%	441,833	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	618,805	11.20%	248,531	4.50%	358,989	6.50%
Tier 1 Leveraged Capital (to Average Assets)	618,805	10.55%	234,679	4.00%	293,348	5.00%

December 31, 2021:

Total Capital (to Risk-Weighted Assets)	$468,834	11.71%	$320,411	8.00%	$400,514	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	438,898	10.96%	240,308	6.00%	320,411	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	438,898	10.96%	180,231	4.50%	260,334	6.50%
Tier 1 Leveraged Capital (to Average Assets)	438,898	9.73%	180,453	4.00%	225,566	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. During the year ended December 31, 2022, Company shareholders approved an additional 400,000 shares to be reserved for future awards under the Plan. In addition, the number of shares issuable under the Plan were increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of Company common stock upon the TCBI acquisition on March 1, 2022. In total, the Plan has reserved 1,043,908 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2022, 572,588 awards have been granted under the Plan, and 471,320 shares of common stock remain available for grant.

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

During the years ended December 31, 2022, 2021 and 2020, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2022, 2021 and 2020, respectively, the Company recognized $4.3 million, $2.6 million and $2.4 million in compensation costs related to restricted stock awards. At December 31, 2022, 2021 and 2020, respectively, unrecognized share-based compensation associated with these awards totaled $3.7 million, $2.4 million and $1.6 million. The $3.7 million of unrecognized share-based compensation at December 31, 2022 is expected to be recognized over a weighted average period of 2.0 years.

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	94,245	$21.60	53,756	$24.49	39,971	$22.64
Granted	141,646	26.34	111,687	20.73	60,635	24.79
Forfeited	(6,709)	27.13	(989)	24.11	-	-
Earned and Issued	(97,558)	24.20	(70,209)	22.43	(46,850)	23.09

Balance, at End of Period	131,624	$24.45	94,245	$21.60	53,756	$24.49

Stock Grants

During the years ended December 31, 2022, 2021 and 2020, the Company issued a total of 11,700 shares, 7,301 and 4,500 shares of common stock, respectively, to non-employee directors as compensation for their board service. The shares were issued with weighted average grant date fair values of $23.08 per share for the year ended December 31, 2022, $23.35 per share for the year ended December 31, 2021, and $14.87 per share for the year ended December 31, 2020. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. These grants resulted in accrued director fees expense of $120,000, $276,000 and $57,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

In 2006, the Company established a stock option plan with 1,500,000 shares available to be granted as options under the plan. Under the provisions of the plan, the option price cannot be less than the fair value of the underlying common stock as of the option grant date, and the maximum option term cannot exceed ten years. The 2006 Stock Option Plan expired on December 22, 2016 and the Company is no longer permitted to issue additional stock options under this plan. However, the Company did grant 143,908 stock option awards under the 2017 Equity Incentive Plan to former TCBI employees in conjunction with the acquisition during the year ended December 31, 2022.

The Company used the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2022.

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2022		2021		2020
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	113,547	$17.06	385,300	$14.67	725,300	$12.55
Granted	143,908	22.01	-	-	-	-
Exercised	(67,060)	19.93	(261,753)	13.62	(330,000)	10.00
Forfeited or Expired	(59,471)	22.45	(10,000)	15.00	(10,000)	15.00

Outstanding Options, at End of Period	130,924	$18.59	113,547	$17.06	385,300	$14.67

Exercisable, at End of Period	118,958	$18.18	113,547	$17.06	385,300	$14.67

At December 31, 2022, options for 118,958 shares at a weighted average exercise price of $18.18 were vested and exercisable. The aggregate intrinsic value of both exercisable and outstanding awards at December 31, 2022 and 2021 is $472,000 and $1.3 million with a weighted average remaining contractual life of 2.9 years and 3.3 years, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $2.3 million, $1.8 million and $1.4 million and is included in salaries and employee benefits for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2022 and 2021, the Company had recorded accrued liabilities of $3.0 million and $2.6 million, respectively. The expense related to the deferred compensation agreements was $507,000, $408,000 and $285,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 18 – Other Income and Expenses –

An analysis of Other Income is as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
Debit Card and ATM Fee Income	$6,407	$6,199	$4,320
Cash Value of Life Insurance Income	1,931	1,396	940
Fees and Brokerage Commissions	6,964	5,015	970
Pass-Through Income from SBIC Partnerships	1,347	2,615	2,538
Other	3,863	3,249	2,706

Total Other Income	$20,512	$18,474	$11,474

An analysis of Other Expenses is as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(Dollars in thousands)
Advertising and Promotions	$3,949	$2,712	$1,605
Communications	2,561	1,976	1,969
Ad Valorem Shares Tax	3,400	2,499	2,348
Data Processing Fees	8,358	8,137	5,506
Directors' Fees	972	790	464
Insurance	1,655	1,091	718
Legal and Professional Fees	2,359	2,679	2,118
Office Supplies and Printing	1,159	1,131	884
Regulatory Assessments	3,124	2,440	1,785
Taxes and Licenses	61	120	84
Merger and Conversion Costs	4,808	515	3,978
Other	12,414	11,396	10,760

Total Other Expenses	$44,820	$35,486	$32,219

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.3 billion and standby and commercial letters of credit of approximately $45.5 million at December 31, 2022.

Note 20 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of East and West Baton Rouge, Bossier, Caddo, St. Tammany, Lafayette, Calcasieu, Terrebonne, Jefferson, Webster, Richland and adjacent parishes, the Dallas / Fort Worth, Texas metroplex, and Houston, Texas. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 7. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $1.8 billion and $1.1 billion, which accounted for 39.7% and 35.9% of total loans held for investment at December 31, 2022 and 2021, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $722.1 million and $548.5 million, respectively; these loans represented 15.7% and 17.2% of total loans held for investment at December 31, 2022 and 2021, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $4.9 million, $2.8 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had a weighted average lease term of 6.0 years and 7.2 years and a weighted average discount rate of 2.63% and 2.64% as of December 31, 2022 and 2021, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2023	$4,135
2024	3,761
2025	2,735
2026	2,182
2027	2,065
2028 and Thereafter	4,298

Total Future Minimum Lease Payments	19,176

Less Imputed Interest	(1,516)

Present Value of Lease Liabilities	$17,660

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

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (“McLarty”), McLarty Capital Partners SBIC II, L.P. (“McLarty II”), Firmament Capital Partners SBIC III, L.P. (“Firmament”), Bluehenge Capital Secured Debt SBIC, L.P. (“Bluehenge”), Bluehenge Capital Secured Debt SBIC II, L.P. (“Bluehenge, II”), New Louisiana Angel Fund 2, LLC (“New Louisiana”) and Pharos Capital Partners IV-A, L.P. (“Pharos”). As part of the TCBI acquisition, the Bank acquired investments in and committed to invest further in Bluehenge Capital Secured Debt SBIC, L.P. (included with prior Bluehenge investments), Valesco Fund II, LP (“Valesco”) and GP Capital Partners, LP (“GP Capital”). Details of these commitments at December 31, 2022 are below.

	Total Capital		Remaining Unfunded
	Commitment	Capital Called	Capital Commitment
McLarty	$2,000	$1,802	$198
McLarty II	2,500	2,222	278
Firmament	2,500	1,707	793
Bluehenge	2,500	2,312	188
Bluehenge, II	2,500	359	2,141
New Louisiana	50	50	-
Pharos	1,000	395	605
Valesco	1,000	737	263
GP Capital	1,000	316	684
	$15,050	$9,900	$5,150

Fintech Fund Commitment

The Company has agreed to invest in certain Fintech funds. As part of the TCBI acquisition, the Company acquired investments in and committed to invest further in any remaining unfunded capital commitments in Work America Capital Fund I, LP and SBRE I, LLC. During the year ended December 31, 2022, SBRE I, LLC was fully redeemed. Details of these commitments at December 31, 2022 are below.

	Total Capital		Remaining Unfunded
	Commitment	Capital Called	Capital Commitment
BankTech Ventures, LP	$500	$110	$390
Jam Fintop BankTech, LP	1,000	348	652
Ledyard Capital Managers, LLC	1,000	1,000	-
Mendon Ventures Banktech Fund I, LP	1,500	904	596
Castle Creek Launchpad Fund I, LP	1,500	236	1,264
Work America Capital Fund I, LP	700	700	-
	$6,200	$3,298	$2,902

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $173.7 million and $223.9 million at December 31, 2022 and 2021, respectively. The outstanding letters of credit as of December 31, 2022 are as follows:

Seven letters of credit totaling $146.5 million expire in January 2023.

One letter of credit of $403,000 expires in March 2023.

One letter of credit of $87,000 expires in May 2023.

One letter of credit of $197,000 expires in November 2023.

One letter of credit of $329,000 expires in December 2023.

One letter of credit of $22.8 million expires in April 2024.

One letter of credit totaling $3.3 million expires in August 2024.

Note 23 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $66.8 million and $27.8 million at December 31, 2022 and 2021, respectively.

Related party deposits totaled $58.0 million and $43.8 million as of December 31, 2022 and 2021, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2022 and 2021. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2022
Available for Sale:
U.S. Treasury Securities	$30,115	$-	$30,115	$-
U.S. Government Agency Securities	47,372	-	47,372	-
Corporate Securities	46,004	-	27,004	19,000
Mortgage-Backed Securities	451,725	-	451,725	-
Municipal Securities	315,535	-	280,767	34,768
Loans Held for Sale	304	-	304	-

Total	$891,055	$-	$837,287	$53,768

December 31, 2021
Available for Sale:
U.S. Treasury Securities	$22,314	$-	$22,314	$-
U.S. Government Agency Securities	27,493	-	27,493	-
Corporate Securities	46,582	-	26,582	20,000
Mortgage-Backed Securities	552,339	-	552,339	-
Municipal Securities	372,333	-	348,243	24,090
Loans Held for Sale	1,200	-	1,200	-

Total	$1,022,261	$-	$978,171	$44,090

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

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2022
Assets:
Impaired Loans	$16,816	$-	$-	$16,816
Servicing Rights	2,327	-	2,327	-
Other Nonperforming Assets	1,434	-	-	1,434

Total	$20,577	$-	$2,327	$18,250

December 31, 2021
Assets:
Impaired Loans	$18,749	$-	$-	$18,749
Servicing Rights	1,775	-	1,775	-
Other Nonperforming Assets	1,427	-	-	1,427

Total	$21,951	$-	$1,775	$20,176

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information for impaired loans measured at fair value on a nonrecurring basis using Level 3 inputs as of the dates indicated.

	Valuation	Unobservable	Discounted Range (Weighted Average)
	Technique	Input	December 31, 2022				December 31, 2021
Impaired Loans	Discounted Appraisals	Appraisal Adjustments	10%	to	100%	(18%)	10%	to	100%	(20%)

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2022 and 2021 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2022
Financial Assets:
Cash and Short-Term Investments	$168,346	$168,346	$168,346	$-	$-
Securities	890,751	890,751	-	836,983	53,768
Loans Held for Sale	304	304	-	304	-
Loans - Net	4,567,998	4,443,577	-	-	4,443,577
Servicing Rights	1,712	2,327	-	2,327	-
Cash Value of BOLI	91,958	91,958	-	91,958	-
Other Equity Securities	37,467	37,467	-	-	37,467

Total	$5,758,536	$5,634,730	$168,346	$931,572	$4,534,812

Financial Liabilities:
Deposits	$4,820,345	$4,810,263	$-	$-	$4,810,263
Borrowings	560,123	544,564	-	544,564	-

Total	$5,380,468	$5,354,827	$-	$544,564	$4,810,263

December 31, 2021
Financial Assets:
Cash and Short-Term Investments	$295,419	$295,419	$295,419	$-	$-
Securities	1,021,061	1,021,061	-	976,971	44,090
Loans Held for Sale	1,200	1,200	-	1,200	-
Loans - Net	3,160,496	3,121,433	-	-	3,121,433
Servicing Rights	1,403	1,775	-	1,775	-
Cash Value of BOLI	60,380	60,380	-	60,380	-
Other Equity Securities	16,619	16,619	-	-	16,619

Total	$4,556,578	$4,517,887	$295,419	$1,040,326	$3,182,142

Financial Liabilities:
Deposits	$4,077,283	$4,078,558	$-	$-	$4,078,558
Borrowings	187,590	195,998	-	195,998	-

Total	$4,264,873	$4,274,556	$-	$195,998	$4,078,558

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021
Assets:
Cash	$35,684	$1,322
Investment in Subsidiaries	641,491	509,835
Fintech Funds	3,080	1,364
Goodwill	5,704	-
Income Taxes Receivable	8,739	6,464
Other Assets	1,794	1,003

Total Assets	$696,492	$519,988

Liabilities:
Accrued Interest Payable	$80	$-
Short Term Borrowings	9	20
Subordinated Debt	110,749	81,427
Subordinated Debt - Trust Preferred Securities	5,155	5,155
Other Liabilities	18	18

Total Liabilities	116,011	86,620

Shareholders' Equity:
Preferred Stock	71,930	-
Common Stock	25,110	20,400
Additional Paid-in Capital	393,690	292,271
Retained Earnings	163,955	121,874
Accumulated Other Comprehensive Income (Loss)	(74,204)	(1,177)

Total Shareholders' Equity	580,481	433,368

Total Liabilities and Shareholders' Equity	$696,492	$519,988

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

	2022	2021	2020
Income:
Dividend Income From Subsidiaries	$10,000	$13,000	$24,295
Interest Income	13	5	5
Other Income	43	-	-
Expenses:
Interest Expense	5,477	3,793	2,135
Other Operating Expenses	6,097	4,374	5,943

Income (Loss) Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	(1,518)	4,838	16,222

Income Tax Benefit	(2,400)	(1,916)	(1,905)

Income Before Equity in Undistributed Net Income of Subsidiaries	882	6,754	18,127

Equity in Undistributed Net Income of Subsidiaries	53,373	45,382	11,867

Net Income	54,255	52,136	29,994

Preferred Stock Dividends	1,350	-	-

Net Income Available to Common Shareholders	$52,905	$52,136	$29,994

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by FORVIS, LLP (formerly Dixon Hughes Goodman LLP), an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on July 27, 2023, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 11. Executive Compensation.

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on July 27, 2023, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on July 27, 2023, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on July 27, 2023, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on July 27, 2023, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022. The Independent Registered Accounting Firm is FORVIS, LLP (formerly Dixon Hughes Goodman LLP) (PCAOB Firm ID No. 686) located in Fort Worth, TX.

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

3.1	Restated Articles of Incorporation of Business First Bancshares, Inc., adopted October 27, 2022 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed by Business First Bancshares, Inc. on November 3, 2022).

3.2

Amended and Restated Bylaws of Business First Bancshares, Inc., adopted April 23, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 28, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

4.2	Form of Series A Preferred Stock (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on Setpember 1, 2022).

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

10.18

Form of Securities Purchase Agreement by and among Business First Bancshares, Inc. and the serveral purchasers of Series A Preferred Stock named therein (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc., on September 1, 2022).

10.19+	Change in Control Agreement, dated October 29, 2019, between Business First Bank and Keith Mansfield (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.20+	Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

21.1	List of subsidiaries of Business First Bancshares, Inc.*

23.1	Consent of FORVIS, LLP (formerly Dixon Hughes Goodman LLP)*

24.1	Power of Attorney (containted on the signature page hereto)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith, and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Represents a management contract or a compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 2, 2023	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March, 2023.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 2, 2023
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 2, 2023
	Gregory Robertson	(Principal Financial Officer)

By	/s/ Drew C. Brees	Director	March 2, 2023
Drew C. Brees

By	/s/ James J. Buquet, III	Director	March 2, 2023
James J. Buquet, III

By:	/s/ Carol M. Calkins	Director	March 2, 2023
Carol M. Calkins

By:	/s/ Ricky D. Day	Director	March 2, 2023
Ricky D. Day

By:	/s/ John Ducrest	Director	March 2, 2023
John Ducrest

By:	/s/ Mark P. Folse	Director	March 2, 2023
Mark P. Folse

By:	/s/ Robert S. Greer, Jr.	Chairman of the Board and Director	March 2, 2023
Robert S. Greer, Jr.

By:	/s/ J. Vernon Johnson	Director	March 2, 2023
J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	March 2, 2023
Rolfe H. McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 2, 2023
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 2, 2023
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 2, 2023
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director	March 2, 2023
Arthur J. Price

By:	/s/ Kenneth Smith	Director	March 2, 2023
Kenneth Smith

By:	/s/ Keith A. Tillage	Director	March 2, 2023
Keith A. Tillage

By:	/s/ Steven G. White	Director	March 2, 2023
Steven G. White