Form 10-K/A
period 2022-12-31
Business First Bancshares, Inc.
filed 2023-03-15
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Business First Bancshares, Inc. (the “Company”) for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 2, 2023 (the “Original Form 10-K”), is being filed for the sole purpose of including an amendment to the 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”) as an exhibit, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Financial Statements

The following financial statements are included in Item 8 of the Original Form 10-K:

Report of Independent Registered Public Accounting Firm FORVIS, LLP (formerly Dixon Hughes Goodman LLP) PCAOB Firm ID No. 686 Fort Worth, TX
Consolidated Balance Sheets
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

4.3
Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 included in the Original Form 10-K).  Instruments defining the rights of the long-term debt securities of Business First Bancshares, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  Business First Bancshares, Inc. hereby agrees to furnish copies of these instruments to the SEC upon request.

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

10.13 +
Business First Bancshares, Inc., 2017 Equity Incentive Plan (as amended) (incorporated by reference to Appendix A included in the Definitive Additional Materials to the Definitive Proxy Statement on Form DEF 14A filed by Business First Bancshares, Inc., dated as of April 28, 2022, and filed May 3, 2022).

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

10.18
Form of Securities Purchase Agreement by and among Business First Bancshares, Inc. and the several purchasers of Series A Preferred Stock named therein (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc., on September 1, 2022).

10.19 +
Change in Control Agreement, dated October 29, 2019, between Business First Bank and Keith Mansfield (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.20 +
Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

21.1	List of subsidiaries of Business First Bancshares, Inc. (incorporated by reference to Exhibit 21.1 included in the Original Form 10-K).

23.1	Consent of FORVIS, LLP (formerly Dixon Hughes Goodman LLP) (incorporated by reference to Exhibit 23.1 included in the Original Form 10-K).

24.1	Power of Attorney (contained on the signature page to the Original Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 included in the Original Form 10-K).

101.INS	Inline XBRL Instance Document (included in the Original Form 10-K).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (included in the Original Form 10-K).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (included in the Original Form 10-K).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (included in the Original Form 10-K).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (included in the Original Form 10-K).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (included in the Original Form 10-K).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
+	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

March 15, 2023	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer