Form 10-K/A
period 2022-12-31
Business First Bancshares, Inc.
filed 2023-05-01
CIK 1624322

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

As of April 26, 2023, there were 25,319,520 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

None.

Auditor Name	Auditor Location	Auditor Firm ID
FORVIS, LLP	Fort Worth, Texas	PCAOB ID 686

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Business First Bancshares, Inc. (the “Company”) for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2023 (as previously amended by that certain Amendment No. 1 filed with the SEC on March 15, 2023, the “Original Form 10-K”), is being filed for the purpose of amending and restating Part III (Items 10-14) to provide certain additional information required therein. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

The Company has scheduled its 2023 Annual Meeting of Shareholders for July 27, 2023 with a record date of April 28, 2023. In light of this, the Company will not file its proxy statement within 120 days of December 31, 2022 such that the Part III information could be incorporated from such proxy statement into the Original Form 10-K. We are filing this Amendment No. 2 to present the information required by Part III.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

General

Our articles of incorporation and bylaws provide that the number of directors of the Company shall be as determined from time to time by the board of directors. Each director shall hold office until the next annual meeting of shareholders or until his or her successor has been duly elected and qualified. Our board currently consists of 17 members. A brief description of the background of each of our directors is set forth below. Other than the Ambassador Agreement entered into with Mr. Brees, which is discussed further in the section entitled “Related Person Transactions” there are no arrangements between us and any person pursuant to which any nominee was elected as a director or is nominated to be elected as a director.

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

Board of Directors

Drew C. Brees (44). Drew Brees serves as a director for Business First and b1BANK. Mr. Brees played in the National Football League for 20 seasons, where he was recognized as the 2006 Walter Payton Man of the Year, won Super Bowl XLIV and was its MVP, and was elected to 13 Pro Bowls.  Mr. Brees, along with his wife Brittany, is a founder of the Brees Dream Foundation, which focuses on improving the quality of life for cancer patients and providing care, education, and opportunities for children and families in need. Mr. Brees has participated in five USO trips visiting Kuwait, Iraq, Afghanistan, Germany, Turkey, Djibouti, Dubai, Okinawa and Guantanamo Bay. Mr. Brees’ business experience includes, but is not limited to, being co-owner and partner of Walk-On’s Sports Bistreaux and a franchise owner of several Jimmy John’s restaurants. Mr. Brees attended Purdue University where he earned a bachelor’s degree in Industrial Management. While at Purdue, Mr. Brees lettered in football from 1997-2000 and led the Boilermakers to a Big Ten Championship and Rose Bowl appearance during the 2000 season.

James J. Buquet, III (56). JJ Buquet serves as a director for Business First and b1BANK. Mr. Buquet was a founding member of Coastal Commerce Bancshares, Inc., and its banking subsidiary Coastal Commerce Bank, where Mr. Buquet served as Chairman prior to its merger with Louisiana Community Bancorp. Mr. Buquet served as Vice Chair and Audit Chair of Louisiana Community Bancorp, which was renamed Pedestal Bancshares, Inc. in 2018 and merged with Business First in May 2020. Mr. Buquet is presently semi-retired as his family business was sold in June of 2022. Prior to that, Mr. Buquet served as President of Buquet Distributing Company (An Anheuser-Busch distributorship) since 1995. Until recently, Mr. Buquet served as board member and Audit & Finance Chair for the BevCap Captive Insurance Group. He has served as Chairman of Louisiana Beer Industry League and as a board member of the National Beer Wholesalers Association. In the early 1990s, Mr. Buquet’s family established the James J Buquet, Jr. Family Foundation where he presently serves as the managing board member. He has also served on the boards of numerous civic and charitable entities including Chairman of the Houma-Terrebonne Chamber of Commerce, Chairman of the South Louisiana Economic Council, board member of the Greater New Orleans Foundation, and Chairman of Terrebonne Foundation For Academic Excellence. He was a Founder and Chairman of the Bayou Community Foundation and remains on the board today. He also currently serves as Vice Chair of the Catholic Foundation for South Louisiana, board member of the South Central Industrial Association, the Terrebonne Economic Development Authority, the Public Affairs Research Council, the Council For A Better Louisiana, and the Max Charter School. Mr. Buquet holds a bachelor’s degree in general business from Washington & Lee University and Master of Business Administration from Tulane University.

Carol M. Calkins (74). Carol Calkins serves as a director for Business First and b1BANK. Ms. Calkins is a retired PricewaterhouseCoopers LLP (PwC) partner. She is a Certified Public Accountant (TX) and joins the board with over 30 years of tax, finance, audit, and environmental, social and governance criteria (ESG) experience. During her 22-year tenure at PwC, she held multiple national and regional roles including National Partner in Charge of PwC’s Sales & Use Tax Group, Central Region SALT Managing Partner, SALT Practice Partner for Technology & Section 302/404, Risk and Quality Assurance Partner based in NY for the National PwC Tax Practice and PwC’s National Co-Chair for Diversity and WorkLife Quality. Ms. Calkins has served as a lecturer, lobbyist, and author on state and local tax issues. She is the former Chair of the State Taxation Committee for the American Institute of Certified Public Accountants and the Texas Society of CPAs. Ms. Calkins is a graduate of Louisiana State University with a degree in accounting. Prior to PwC, she was with Sun Oil Company of Delaware and the Louisiana Department of Revenue. Her civic and philanthropic involvement has included the board of directors of the Texas Ballet, TACA-The Arts Community Alliance, The Dallas Theater Center and she served as a former Gun Barrel City Council member. Currently, she serves on the National Board of the LSU Foundation. She is the North Texas alumni fund raising campaign Leader for the LSU’s E J Ourso College of Business (COB), is a Past President of the COB Dean’s Advisory Council. Ms. Calkins also serves as a member of PwC’s Retired Partner Council and as an Advisory Board member to Honduras Threads. She is an inductee of New York City YWCA Top 100 Women in Business and LSU’s E J Ourso College of Business Hall of Distinction. Carol’s deep background in tax and finance and demonstrated passion for people, and her extensive connections in and commitment to both Louisiana and Texas make her a strong fit for our board.

Ricky D. Day (57). Ricky Day serves as a director for Business First and b1BANK. Mr. Day is Owner and President of Ricky Day Trucking which includes a fleet of 50 units operating in Louisiana and Texas. He also owns DeRidder Truck Parts and is co-owner of Southland Group which owns multiple companies operating in the timber industry. Mr. Day has extensive director experience, previously serving as director of Pedestal Bank and City Savings Bank.

John P. Ducrest (62). John Ducrest serves as a director for Business First and b1BANK. Mr. Ducrest is the former Commissioner of the Office of Financial Institutions (OFI) for the State of Louisiana. He retired from this position in December of 2020 after more than 16 years as commissioner and 35 years with OFI. Mr. Ducrest is a Certified Public Accountant-retired, Certified Fraud Examiner-retired, and Certified Examination Manager-retired. He is a graduate of the University of Southwestern Louisiana (now University of Louisiana at Lafayette) with a degree in Business Administration and the Graduate School of Banking at Louisiana State University. On the national level, Mr. Ducrest served as the Chairman of the Conference of State Bank Supervisors, being only the second Louisiana Commissioner to serve in this role. He was also a principal of the Financial Stability Oversight Council (FSOC) which was created by the Dodd-Frank Act and is chaired by the Secretary of the Treasury. FSOC is comprised of the heads of all federal financial regulators and a state bank, insurance, and securities commissioner. The Council seeks to address systemic risk to the financial system of the United States. Additionally, Mr. Ducrest served as a principal of the Federal Financial Institutions Examinations Council (FFIEC) which prescribes uniform principles, standards, and report forms for the federal examination of financial institutions by the FRB, the FDIC, the NCUA, the OCC, and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions. Mr. Ducrest currently serves on the Board of Trustees for the 200-year-old Schools of the Sacred Heart, Grand Coteau, Louisiana.

Mark P. Folse (57). Mark Folse previously served as Executive Vice President and Chief Risk Officer of b1BANK and currently serves as a director of both Business First and b1BANK. Prior to joining b1BANK, he served as a founding organizer, President and Chief Executive Officer of Pedestal Bancshares, Inc., and its subsidiary Pedestal Bank, which merged with Business First in 2020. Prior to that, Mr. Folse served as General Counsel to the Louisiana Bankers Association. He holds a bachelor’s degree in finance, a Juris Doctor from the Louisiana State University Law Center and is a graduate of the Graduate School of Banking at Colorado. He has served the industry as a board member of the Louisiana Bankers Association, the American Bankers Association Community Bankers Council, and the Conference of State Bank Supervisors Bankers Advisory Board. He also has served as a board member of First National Bankers Bank. Community service has included board membership on the Houma-Terrebonne Chamber of Commerce, the Terrebonne Economic Development Authority, the South Louisiana Economic Council, the United Way for South Louisiana, and the Chabert Medical Center Foundation.

Robert S. Greer, Jr. (75). Bob Greer serves as Chairman of the board of Business First and b1BANK. Mr. Greer previously served as President of multiple insurance companies during his career. He retired in 2013 from his position as President and Chief Executive Officer of LEMIC Insurance Company, a workers’ compensation insurer in Baton Rouge, Louisiana. Prior to his retirement, Mr. Greer served as the President and Chief Executive Officer of LEMIC Insurance Company since 2001. Mr. Greer holds a bachelor’s degree in insurance from Louisiana State University. Mr. Greer also previously served as a director of Starmount Life Insurance and as a director of Woman’s Hospital. Mr. Greer benefits our board of directors through his extensive business knowledge and experience in the insurance industry as well as with valuable insight gained through his service on other boards of directors. His commitment to our success is also demonstrated by his service as our Chairman.

J. Vernon Johnson (71). J. Vernon Johnson serves as director for Business First and b1BANK. Mr. Johnson is a career banker, having served in various executive positions in the banking industry over the past forty-seven years. Mr. Johnson served most recently as Chairman of the Board of Pedestal Bancshares, Inc. and Pedestal Bank in Houma, Louisiana, which merged with Business First in 2020, and has previously served on the board of the Louisiana Bankers Association. He holds a bachelor’s degree in computer science and business from the University of Southwestern Louisiana (now University of Louisiana, Lafayette) and is a graduate of the Graduate School of Banking at Louisiana State University. Mr. Johnson’s extensive experience in banking and contacts in the banking industry provide our board with valuable insight regarding current banking issues and knowledge of financial markets.

Rolfe H. McCollister, Jr. (67). Rolfe McCollister is a founder and director of Business First and b1BANK. Mr. McCollister was the founder of Louisiana Business, Inc. Louisiana Business, Inc. published Greater Baton Rouge Business Report (started in 1982), 225 magazine, inRegister magazine, Daily Report online news, Louisiana NEXT, Welcome magazine, 10/12 Industry Report and other specialty publications. In 2021, Louisiana Business, Inc. was acquired by Melara Enterprises. Mr. McCollister serves as Chairman Emeritus of Melara, Inc. which, in addition to many of the previously mentioned publications, also produces the Baton Rouge Business Awards and Hall of Fame, Influential Women in Business, the Louisiana Business Symposium, Forty Under 40, Leadership Academy, and several other annual events. Mr. McCollister is a graduate of Louisiana State University and served two terms as a member of the LSU System Board of Supervisors, including being elected chairman. He was inducted into LSU’s E.J. Ourso College of Business Hall of Distinction. His business management experience, previous service on the board of directors of three banks, and many community contacts enable him to make valuable contributions to our board of directors.

Andrew D. McLindon (61). Andrew McLindon serves as a director for Business First and b1BANK. Mr. McLindon has served since 1989 as President and Chief Executive Officer of Mainspring Companies, a management firm that oversees the operations for the following companies: MBD Automation, a conveyor and automated equipment installation provider; Modus, LLC, a national facility services company; Pivotal, LLC., a commercial building construction and maintenance company Genlease, a provider of rental equipment used in e-commerce distribution facilities; McLindon Development Group, a real estate development company; GearTrain, a national program management company and Propel Productions, a video production company. Mr. McLindon earned a bachelor’s degree in construction management from Louisiana State University. Mr. McLindon brings executive decision-making, leadership, and risk assessment skills to our board of directors as a result of his experience in the construction industry. His experience in real estate development and construction also benefits our board of directors.

David R. Melville, III (48). David “Jude” Melville serves as President and Chief Executive Officer and a director of Business First and b1BANK. He has served in these capacities since 2011 and has held various management roles since the Bank’s chartering in 2006. Prior to becoming a community banker, Mr. Melville served as a captain in the U.S. Air Force. He earned a bachelor’s degree in social studies from Harvard College and a Master of Science in Management from the London School of Economics. Mr. Melville is also a graduate of the Graduate School of Banking at Louisiana State University. He serves as Chair of the Louisiana Association of Business and Industry, an executive board member of Louisiana’s Committee of 100, and formerly served as Chair of the Federal Reserve Depository Institutions Advisory Council, among other affiliations.

Patrick E. Mockler (54). Patrick Mockler serves as a director for Business First and b1BANK. Mr. Mockler served as President of Mockler Beverage Company, ALP from 2007 to 2018 and has been a partner of Mockler Beverage and Reiger Road Development, LLC since 1995 and 2000, respectively. He has been active in day-to-day operation of Mockler Beverage since 1994. Mr. Mockler has been a partner of New Orleans Eagle Investments, LLC since its inception in 2009 to acquire Southern Eagle Sales and Service in New Orleans. He became President of Southern Eagle in 2018. Additionally, he has experience as a director of b1BANK since 2006, served on the Loan Committee for three years, served on the Audit Committee for seven years, the Risk Committee for the last four years, the Compensation Committee for the last five years and is the current Chair of the Comp Committee. Mr. Mockler serves on the board of LWCC (Louisiana Workers Comp Corp) and its Investment Committee and has served on dozens of charitable boards and committees. He is a 1993 graduate of Louisiana State University with a degree in International Trade and Finance.

David A. Montgomery, Jr. (62). David Montgomery serves as a director for Business First and b1BANK. Mr. Montgomery has served as Vice President of Montgomery Agency, Inc., an independent insurance agency, since 1990. Mr. Montgomery is a 50% partner in Brothers Ventures, a Real Estate Investment LLC. Mr. Montgomery is a Certified Public Accountant, and he is currently a councilman at large with Bossier City, Louisiana. He also served for 17 years as the Chairman of the Budget Committee for the Bossier City Council. Since 1996, Mr. Montgomery has served on the Finance Committee for North Louisiana Volunteers of America. Mr. Montgomery holds a bachelor’s degree in accounting from Louisiana State University. Mr. Montgomery brings extensive knowledge of the insurance and accounting industries to our board of directors. He also provides valuable knowledge and insight derived from his service for civic and governmental organizations.

Arthur J. Price (57). Arthur Price serves as a director for Business First and b1BANK. Mr. Price has served as Vice President, Finance / CFO for Badger Oil Corporation for over thirty years and was named President / CFO in 2017. Badger Oil and its affiliates participate in the exploration, drilling and production of crude oil and natural gas, with primary operations in the Louisiana Gulf Coast region and the Outer Continental Shelf of the Gulf of Mexico. Prior to joining Badger Oil, Mr. Price worked as an oil and gas accountant with a specialized firm located in Lafayette, Louisiana. As a senior member of the oil and gas community, Mr. Price is an active board member of the Louisiana Oil and Gas Association, and past chairman of the Board, and the Louisiana Association of Business and Industry. Mr. Price is also a former member of the board of The Lafayette Petroleum Club, having served as Treasurer and President. Mr. Price received a Bachelor of Science degree in Business Administration from the University of Southwestern Louisiana (now The University of Louisiana, Lafayette) in 1989 and is a Certified Public Accountant.

Kenneth Wm. Smith, PE, PLS (60). Kenneth Smith serves as a director for Business First and b1BANK. Mr. Smith, a Professional Engineer and Land Surveyor, is President and Chief Executive Officer of T. Baker Smith, LLC, a professional services firm that provides planning, environmental, surveying, engineering, and construction management services. Mr. Smith has been with T. Baker Smith, LLC since 1980. He also serves as Managing Partner for the following companies: TBS Mexico, TBS Holding, LLC, a real-estate holding company; Four C’s of Houma, LLC, a personal investment company; and Mega Beast Commercial Realty, a commercial real estate company. Mr. Smith serves as a Partner at JPS Equipment Rentals, LLC. Mr. Smith served as the President for the Houma Terrebonne Chamber of Commerce, South Central Industrial Association, South Louisiana Economic Council, and the Louisiana Pipeliners Association, and he currently serves as a member of the Louisiana Oil & Gas Association and Louisiana Association of Business & Industry. Mr. Smith earned a degree in civil engineering from Louisiana Tech University. He brings extensive business skills and experience to our board of directors, having successfully managed his own business for many years. Mr. Smith is also an active leader in his community and serves on the boards of many civic organizations. His many professional and community contacts benefit our board of directors.

Keith Tillage (53). Keith Tillage serves as a director for Business First and b1BANK. Mr. Tillage is the co-founder and Chief Executive Officer of Tillage Construction, LLC, a minority full service commercial construction and construction management company. Tillage Construction has received numerous awards including being a finalist for the Black Enterprise Small Business of the year award, receiving the HUBZONE business of the year award, The United States Small Business Award for excellence, as well as being recognized as one of the fastest growing private companies in America by Inc. 500/5000 in 2011 and 2012. More recently, Keith was named Louisiana District and SBA Region 6 Minority Small Business Person of the Year and received the distinct honor of being selected as one of the 12 small business CEOs invited to the White House for the sole purpose of consulting President Obama on the Fiscal Cliff. Mr. Tillage has served on the board of the Minority Supply Diversity Council, YMCA – A.C. Lewis Branch, and the Baton Rouge Area Chamber. He is also a former member of US Black Chambers President’s Circle. Currently, he serves on the National GSA advisory council and the Louisiana State licensing board for contractors.

Steven G. White (63). Steve White serves as a director for Business First and b1BANK. Mr. White currently serves as the Chief Administrative Officer for The Carpenter Health Network, which is a health care continuum including Home Health, Hospice, Nurse Practitioner Home Services, Nursing Homes, and LTACH & Rehab facilities over a six-state area. He also serves as the Chairman for the William A. Robinson Foundation. Mr. White’s previous work experiences include serving in roles as President, Senior Vice President, and other executive roles in U.S. and international logistic businesses. He has served as a Chief Operations Officer in the home health and hospice industry. Mr. White graduated from Louisiana Tech University with a Bachelor of Science degree in petroleum engineering in 1985 and has attended several executive management programs at various universities. Mr. White’s experience in asset management and his knowledge of the oil & gas, logistics and the health care industry are valuable to our board of directors.

Board Diversity Matrix

Board Diversity Matrix (As of April 28, 2023)
Total Number of Directors	17
Gender:	Male	Female	Non- Binary	Gender Undisclosed
Number of directors based on gender identity	15	1		1
Number of directors who identify in any of the categories below:
African American or Black	1	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	14	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

Executive Officers

The following table sets forth the current executive officers of Business First and b1BANK:

Name	Age	Title/Position with Business First	Position Since	Title/Position with b1BANK	Position Since

Jesse Jackson	47	---	---	Executive Vice President, Financial Institutions Group	September 2020
Philip Jordan	50	---	---	Executive Vice President, Chief Banking Officer	August 2018(1)
Mimi Singer Lee	46	---	---	Executive Vice President, Chief Human Resources Officer	July 2019
Kathryn Manning	36	---	---	Executive Vice President, Chief Risk Officer	May 2022(2)
Keith Mansfield	46	---	---	Executive Vice President, Chief Operations Officer	January 2017(3)
Warren McDonald	56	---	---	Chief Credit Officer	February 2021(4)
David R. Melville, III	48	President and Chief Executive Officer, Director	March 2011(5)	President and Chief Executive Officer, Director	March 2011(5)
Gregory Robertson	51	Chief Financial Officer and Treasurer	January 2017(6)	Executive Vice President, Chief Financial Officer	January 2017(6)
Saundra Strong	45	Secretary	December 2021	Executive Vice President, General Counsel	October 2021
N. Jerome Vascocu, Jr.	49		November 2022	Executive Vice President, Chief Administrative Officer	November 2022

(1)	Mr. Jordan has been with the Bank since August 2008, previously serving as its Chief Commercial Officer.
(2)	Ms. Manning has been with the Bank since September 2013, previously serving as its Chief Data Officer.
(3)	Mr. Mansfield has been with the Bank since April 2016, previously serving as its Chief Information Officer.
(4)	Mr. McDonald has been with the Bank since its inception in February 2006, previously serving as a Senior Commercial Lender and Market President.
(5)

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

A brief description of the background of each of our non-director executive officers is set forth below:

Jesse Jackson. Jesse Jackson has been with b1BANK since September 2020 and currently serves as Executive Vice President & President of the Financial Institutions Group. Prior to joining b1BANK, Mr. Jackson was the Executive Vice President and Head of Commercial Banking at Texas Capital Bank in Dallas, TX. Prior to his promotion to Executive Vice President, Jackson was instrumental in growing and leading key national markets as Senior Vice President and Regional Executive for Texas Capital Bank’s Financial Institutions Group. Mr. Jackson holds an M.B.A. in Corporate Finance from the University of Dallas-Graduate School of Management and a B.S. in Business from Grambling State University. He has also completed post graduate programs at the Graduate School of Banking at Louisiana State University and Texas Tech University’s School of Bank Management.

Philip Jordan. Philip Jordan has been with b1BANK since August 2008 and currently serves as the Chief Banking Officer, leading the unified Commercial and Retail Banking teams in each of the Bank’s markets as well as the Treasury Management, Secondary Mortgage, and Guaranteed Lending divisions. Prior to January 2017, Mr. Jordan was the Western Region Chief Executive Officer which included the Southwest, Northwest, and Lafayette areas of Louisiana. Prior to his promotion to Executive Vice President in July 2015, Mr. Jordan served as Regional President of b1BANK’s Northwest Louisiana division. Mr. Jordan holds a Finance degree from Louisiana Tech University.

Margaret “Mimi” Singer Lee. Mimi Singer Lee has been with b1BANK since July 2019 and serves as the Executive Vice President, Chief Human Resources Officer. In this role, she provides leadership to the Human Resources, Talent Development and Marketing teams. She has over 20 years of comprehensive HR experience including recruitment, talent acquisition, retention, employee relations, policy administration, and training and development. Prior to joining b1BANK, Dr. Singer Lee served in progressively responsible positions in Human Resource Management at Louisiana State University, the state’s flagship university, including her most recent role as Interim Chief Human Resources Officer. Dr. Singer Lee was recently honored as one of Baton Rouge Business Report’s 2023 Influential Women in Business. She earned her PhD in Human Resource Education from Louisiana State University and has held the Professional in Human Resources certification from HRCI, along with the SHRM Certified Professional designation.

Kathryn Manning. Kathryn Manning serves as the Executive Vice President, Chief Risk Officer of b1BANK. In this role, she is responsible for overseeing the Company’s BSA, Compliance, Enterprise Risk, and Loan Review functions. Ms. Manning has been with b1BANK since September 2013 and previously served as its Chief Data Officer. Before joining b1BANK, Ms. Manning served various roles at other large financial institutions. She earned her Bachelor of Science and Master of Science degrees in Finance from Louisiana State University in 2009 and 2010, respectively.

Keith Mansfield. Keith Mansfield serves as Executive Vice President and Chief Operations Officer for b1BANK and has 25 years of banking experience. In his role as Chief Operations Officer, Mr. Mansfield is responsible for all aspects of the Bank’s operations, which include information technology, electronic banking, loan operations, deposit operations, transaction services, branch and treasury operations, business intelligence, facilities, information security operations, vendor management and project management. Mr. Mansfield served most recently as the Bank’s Chief Information Officer. Before joining b1BANK, Mr. Mansfield served as the Chief Technology Officer for a regional financial institution in the Southeast. Mr. Mansfield received a Bachelor of Business Administration in Accounting from the University of Tennessee at Martin.

Warren McDonald. Warren McDonald has been with b1BANK since opening in February 2006 and currently serves as the Chief Credit Officer. Mr. McDonald started at b1BANK as the Senior Commercial Lender in the Baton Rouge Market, and later served as the Market President for the Baton Rouge and Northshore Markets. Mr. McDonald began his commercial banking career in 1988 in the Management Trainee Program with Premier Bank (currently Chase Bank) and has worked in various commercial banking production capacities with Regions Bank and Whitney National Bank. Mr. McDonald graduated from Louisiana State University in 1988 with a BS in Finance and in 1994 with an MBA.

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

Saundra Strong. Saundra Strong has been with b1BANK since October 2021 and serves as the Executive Vice President, General Counsel and Corporate Secretary. In this role, she is responsible for overseeing the Company’s legal functions. Before joining b1BANK, Ms. Strong served as an Assistant General Counsel for a regional financial institution in the Southeast. She earned her Bachelor of Science from the University of Southern Mississippi in 2000 and her Juris Doctorate from Mississippi College School of Law in 2003.

N. Jerome “Jerry” Vascocu, Jr. Jerry Vascocu has served as the Executive Vice President and Chief Administrative Officer of b1BANK since November 2022. Mr. Vascocu has more than 27 years of banking experience, most recently serving as director of commercial banking strategy for First Horizon Bank. He spent 17 years with IberiaBank, serving as Acadiana market president and commercial relationship manager and team leader in Baton Rouge. Mr. Vascocu serves as a board member of Ochsner Lafayette General Hospital, Ochsner Lafayette General Foundation, Ragin Cajuns Athletic Foundation at the University of Louisiana Lafayette and is a member and past chairman of the Louisiana Chapter of Young Presidents Organization International. He has previously served as chairman of the board and finance chair of One Acadiana, commissioner with the Louisiana Economic Development Authority (LEDA), board member and chair of the Operational Excellence Committee for the United Way of Acadiana, chairman of the Ascension Episcopal School Board of Trustees and board member of the University of Louisiana at Lafayette B.I. Moody School of Business Advisory Council. He earned a Bachelor of Arts in Economics from Vanderbilt University.

Corporate Governance Principles and Related Matters

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. Our board of directors has adopted Corporate Governance Guidelines, which set forth the framework within which our board, assisted by our board committees, directs the affairs of our organization. The Corporate Governance Guidelines address, among other things, the composition and functions of the board, director independence, compensation of directors, management succession and review, board committees and selection of new directors. In addition, our board of directors adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees. Our Corporate Governance Guidelines, as well the Code of Business Conduct and Ethics, are available on our website at www.b1bank.com under “Shareholder Info.” Any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements with respect to a senior executive officer, will be disclosed on our website, as well as any other means required by the rules of the Nasdaq Global Select Market.

Board Independence

Under the rules of the Nasdaq Global Select Market, independent directors must comprise a majority of our board of directors. The rules of the Nasdaq Global Select Market, as well as those of the Securities and Exchange Commission (the “SEC”), also impose several other requirements with respect to the independence of our directors.

Our board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Global Select Market and the SEC. Applying these standards, our board of directors has affirmatively determined that all of our directors, except for Messrs. Brees, Folse and Melville, are “independent directors” under the applicable rules. We have determined that Mr. Melville is not an “independent director” under the applicable rules since he is an employee of both the Bank and the Company. We have determined that Mr. Folse is not an “independent director” under the applicable rules since he was an employee of the Bank and the Company in the last three years. We have determined that Mr. Brees is not an “independent director” under the applicable rules as a result of the Ambassador Agreement between Mr. Brees and the Bank. See “Related Person Transactions” on page 32 for more information.

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

Board Meetings

Our board of directors held 8 scheduled meetings in 2022. Information regarding meetings of the various committees is described below. All directors attended at least 75% of the board and committee meetings on which they served during 2022. Directors are encouraged to attend annual meetings of our shareholders, although we have no formal policy on director attendance at annual meetings. Sixteen of our directors attended our 2022 annual shareholder meeting.

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

Audit Committee

Our board of directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the independent auditors and our internal audit function. Our Audit Committee held 12 scheduled meetings and 5 special meetings in 2022. Current members of our Audit Committee include:

●	James J. Buquet, III
●	Carol M. Calkins
●	J. Vernon Johnson
●	David A. Montgomery, Jr., Chairman
●	Steven G. White

Our board of directors has evaluated the independence of each of the members of our Audit Committee and has affirmatively determined that (1) each of the members of our Audit Committee is an “independent director” under Nasdaq Global Select Market rules, (2) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service, and (3) each of the members has the ability to read and understand fundamental financial statements. Our board of directors has also determined that David A. Montgomery, Jr. qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act and has the requisite accounting or related financial expertise required by applicable SEC rules.

Our Audit Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Audit Committee is available on our website at www.b1bank.com under “Shareholder Info.” The duties and responsibilities of the Audit Committee include, among other things:

●

Reviewing the annual audited and quarterly unaudited financial statements and recommending inclusion of the annual audited consolidated financial statements in the Company’s annual report on Form 10‑K;

●	Periodically reviewing and discussing the adequacy of the Company’s internal controls and financial disclosure controls;

●	Approving all engagements for audit and non-audit services by the independent auditors;

●	Considering the independence of the independent auditors;

●	Appointing, retaining, and dismissing the independent auditors;

●	Overseeing the internal audit function; and

●	Reviewing and approving the Audit Committee’s charter.

Compensation Committee

Our board of directors has established a Compensation Committee to assist it in its oversight of our overall compensation structure, policies and programs and assessing whether such structure meets our corporate objectives, the compensation of our named executive officers and the administration of our compensation and benefit plans. Our Compensation Committee held 4 scheduled meetings in 2022. Current members of our Compensation Committee include:

●	James J. Buquet, III
●	Rolfe H. McCollister, Jr.
●	Patrick E. Mockler, Chairman
●	Kenneth W. Smith

Our board of directors has evaluated the independence of each of the members of our Compensation Committee and has affirmatively determined that each of the members of our Compensation Committee meets the definition of an “independent director” under Nasdaq Global Select Market rules. Our board has also determined that each of the members of the Compensation Committee qualifies as a “nonemployee director” within the meaning of Rule 16b-3 under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code.

Our Compensation Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Compensation Committee is available on our website at www.b1bank.com under “Shareholder Info.” The duties and responsibilities of the Compensation Committee include, among other things:

●

Reviewing and approving annual compensation and incentive opportunities of the Company’s executive officers, excluding the CEO, and recommending annual compensation and incentive opportunities for the CEO to the board of directors;

●

Reviewing, approving and authorizing employment related agreements (i.e., Change of Control Agreements) with executive officers and making recommendations regarding the same for the CEO to the board of directors;

●	Reviewing, determining, and recommending to the board of directors, policies relating to the Company’s philosophy and practices relating to compensation of its executive officers and directors;

●	Reviewing, approving and authorizing the establishment of performance measures applicable to performance-based cash and equity incentives;

●	Reviewing with management the compensation discussion in the Company’s annual proxy statement and other SEC filings;

●	Preparing the Compensation Committee Report; and

●	Retaining any compensation consultants, advisors and attorneys.

Compensation Committee Interlocks and Insider Participation

During 2022, none of the members of our Compensation Committee were an officer or employee of Business First Bancshares, Inc. or b1BANK. In addition, none of our executive officers serve or have served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Nominating/Corporate Governance Committee

Our board of directors has established a Nominating/Corporate Governance Committee to assist it in its oversight of identifying and recommending persons to be nominated for election as directors and to fill any vacancies on the board of directors of the Company and each of our subsidiaries, monitoring the composition and functioning of the standing committees of the board of directors of the Company and each of our subsidiaries, and in developing, reviewing and monitoring the corporate governance policies and practices of the Company and each of our subsidiaries. Our Nominating/Corporate Governance Committee held 2 scheduled meetings in 2022. Current members of our Nominating/Corporate Governance Committee include:

●	Ricky D. Day
●	Robert S. Greer, Jr.
●	Rolfe H. McCollister
●	Keith A. Tillage
●	Steven G. White, Chairman

Our board of directors has evaluated the independence of each of the members of our Corporate Governance/Nominating Committee and has affirmatively determined that each of the members of our Corporate Governance/Nominating Committee meets the definition of an “independent director” under Nasdaq Global Select Market rules.

Our Nominating/Corporate Governance Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Nominating/Corporate Governance Committee is available on our website at www.b1bank.com under “Shareholder Info.” The duties and responsibilities of the Compensation Committee include, among other things:

●	Reviewing the corporate governance and leadership structure of the Company;

●	Recommending to the board of directors nominees for election to the board;

●	Monitoring the committees of the board, recommending any changes to the duties and responsibilities of those committees and the creation or elimination of any committees;

●	Developing, monitoring, and reviewing the Company’s compliance with corporate governance guidelines; and

●	Establishing the process for conducting the annual performance review of the board, its committees and each director and executive officer.

Director Qualifications

In carrying out its functions, the Nominating/Corporate Governance Committee will develop qualification criteria for all potential nominees for election, including incumbent directors, board nominees and shareholder nominees to be included in the Company’s proxy statements. These criteria may include the following attributes:

●	adherence to high ethical standards and high standards of integrity;

●

sufficient educational background, professional experience, business experience, service on other boards of directors and other experience, qualifications, diversity of viewpoints, attributes and skills that will allow the candidate to serve effectively on the board of directors and the specific committee for which he or she is being considered;

●	evidence of leadership, sound professional judgment and professional acumen;

●	evidence the nominee is well recognized in the community and has a demonstrated record of service to the community;

●	a willingness to abide by any published code of conduct or ethics for the Company and to objectively appraise management performance;

●	the ability and willingness to devote sufficient time to carrying out the duties and responsibilities required of a director;

●	any related person transaction in which the candidate has or may have a material direct or indirect interest and in which the Company participates; and

●

the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial, and responsive to the needs of the Company and the interests of our shareholders.

In addition, the Company’s board of directors and the Nominating/Corporate Governance Committee are committed to increasing the diversity of the Company’s board. In furtherance of that commitment, the Company’s board of directors has established a goal of 30% diversity as defined by gender and race by 2025. The Company continues to actively seek additional diverse candidates.

The Nominating/Corporate Governance Committee will also evaluate potential nominees for the Company’s board of directors to determine if they have any conflicts of interest that may interfere with their ability to serve as effective board members and to determine whether they are “independent” in accordance with applicable SEC and Nasdaq Global Select Market rules (to ensure that, at all times, at least a majority of our directors are independent). Although we do not have a separate diversity policy, the committee considers the diversity of the Company’s directors and nominees in terms of knowledge, experience, skills, expertise, and other demographics that may contribute to the Company’s board of directors.

Prior to nominating or, if applicable, recommending an existing director for re-election to the Company’s board of directors, the Nominating/Corporate Governance Committee will consider and review the following attributes with respect to each existing director:

●	attendance and performance at meetings of the Company’s board of directors and the committees on which such director serves;

●	length of service on the Company’s board of directors;

●	experience, skills, and contributions that the existing director brings to the Company’s board of directors;

●	independence and any conflicts of interest; and

●	any significant change in the director’s status, including the attributes considered for initial membership on the Company’s board of directors.

ITEM 11. Executive Compensation

This section describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during our 2022 fiscal year. The Company’s named executive officers (NEOs) for 2022, which consist of its chief executive officer, chief financial officer and certain of the other most highly compensated executive officers, are:

•	David R. (“Jude”) Melville, III, Business First’s and b1BANK’s President and Chief Executive Officer;
•	Gregory Robertson, Business First’s Chief Financial Officer and Treasurer and b1BANK’s Executive Vice President and Chief Financial Officer;
•	Philip Jordan, b1BANK’s Executive Vice President and Chief Banking Officer;
•	Keith Mansfield, b1BANK’s Executive Vice President and Chief Operations Officer; and
•	Saundra Strong, b1BANK’s Executive Vice President and General Counsel.

We also have included tables containing specific information about the compensation earned by or paid to our NEOs in 2022. The discussion below is intended to summarize and explain the detailed information provided in those tables and to put that information into the context of our overall compensation strategy.

The Compensation Committee’s goal is to attract and retain highly qualified executives and to motivate them to maximize shareholder value while managing risk appropriately and maintaining the safety and soundness of the organization. Our compensation program is aligned with short-term and long-term Company performance and includes best practices designed to reflect sound corporate governance. The Compensation Committee believes that executive compensation should be designed to allow the Company to recruit, retain and motivate employees who play a significant role in the organization’s current and future success. Further, compensation policies and practices are designed to help develop management talent, promote teamwork among and high morale within executive management, establish effective corporate governance, and set compensation at competitive levels.

Alignment Between Pay and Performance

The Company is committed to aligning the compensation of its executive officers with the Company’s financial and operational performance. The Compensation Committee believes that its current executive compensation strategy is helping to achieve these goals by aligning compensation with the Company’s performance. The Compensation Committee uses both annual cash bonuses and time-based equity awards to link executive pay with the Company’s performance. Payouts under the annual management incentive plan are based on the Company’s achievement of key corporate, strategic and line of business performance goals. A minimum achievement of the threshold is required to earn the minimum annual cash bonus, and performance that exceeds the target results in higher bonus awards. As a result of the structure of the Company’s incentive plan, the Committee believes that compensation paid to its NEOs is effectively aligned with the Company’s performance.

2022 Say on Pay Vote

In 2022, the advisory shareholder vote on the Company’s executive compensation received approval of over 97% of the votes cast on the proposal. In light of such strong support, during the remainder of 2022 and in 2023, the Compensation Committee continued to apply the same compensation philosophy that was described in the 2022 proxy statement in determining amounts and types of executive compensation.

Board and Committee Process

In considering appropriate levels of compensation for executives, the Compensation Committee takes into account the Company’s performance and individual performance and experience, as well as peer and broader financial services industry comparisons (referred to as market data) and company affordability analysis. When deemed appropriate, the Committee requests that its independent compensation consultant, Pearl Meyer & Partners, LLC (Pearl Meyer), provide it with survey data of executive compensation for financial services companies that are comparable to the Company.

The Chair of the Compensation Committee works with the CEO and the Human Resources department to establish the agenda for Committee meetings. The CEO and Human Resources department also interface with the Committee in connection with the Committee’s executive compensation decision-making, providing comparative market data as well as making recommendations. The Committee periodically meets with the CEO and members of the Human Resources department to assess progress toward meeting objectives set by the Board for both annual and long-term compensation. The Committee also meets in executive session without management present when appropriate.

The Compensation Committee reviews all of the components of compensation in making determinations on the mix, amount and form of executive compensation. In making compensation decisions, the Committee seeks to promote teamwork among, and high morale within, executive management, including the NEOs. While the Committee does not use any quantitative formula or multiple for comparing or establishing compensation for executive management, it is mindful of internal pay equity considerations and assesses the relationship of the compensation of each executive to other members of executive management.

Role of the Compensation Consultant

The Committee relies on Pearl Meyer to provide information, analyses and advice to aid in the determination of competitive executive and non-employee director pay consistent with the Company’s compensation philosophy, and periodically engages Pearl Meyer to test the Company’s pay-for-performance alignment. The Committee has assessed the independence of Pearl Meyer pursuant to SEC and Nasdaq rules and has concluded that the advice it receives from Pearl Meyer is objective and not influenced by other relationships that could be viewed as conflicts of interest.

With respect to the Company’s compensation program for executives and non-employee directors, Pearl Meyer’s services for the Compensation Committee have or may include:

●	providing market data regarding executive compensation in the banking and financial services industry,
●	providing recommendations regarding compensation for newly appointed executive officers and certain changes in executive compensation,
●	providing recommendations regarding director compensation,
●	providing recommendations regarding equity vesting practices impacting directors and executives,
●	providing recommendations regarding changes to director and executive stock ownership guidelines,
●	providing input on leadership succession planning, and
●	providing recommendations regarding the composition of the Company’s peer group and reviewing drafts of this Compensation Discussion and Analysis.

Benchmarking

When determining the amount and form of compensation for executives, the Compensation Committee considers comparative executive compensation information provided by Pearl Meyer that is derived from two primary data sources: peer group data and broader compensation survey market data from the banking and financial services industry. The Compensation Committee uses peer group data and, as applicable, market survey data, to assist with assessing the Company’s compensation competitiveness. Recognizing that comparative pay assessments have inherent limitations, due to the lack of precise comparability of executive positions between companies, as well as the companies themselves, the comparative data are used only as a guide and the Committee does not fix any NEO’s compensation (or individual compensation elements) to a particular compensation level within this comparative data. In exercising its judgment to set pay levels, the Compensation Committee looks beyond the comparative data and also considers individual job responsibilities, individual performance, experience, compensation history (both at the Company and at prior employers in the case of newly hired employees), company performance and company goals.

Peer Group Data

The peer group data relied upon by the Company in making its 2022 compensation recommendations was gathered by Pearl Meyer from the proxy statements of a peer group of financial institutions in the United States. In making its 2022 compensation recommendations, the Committee considered market data comparisons prepared by Pearl Meyer, including an analysis of the 25th, 50th (median) and 75th percentile of the compensation for base salary (aged forward using a predetermined factor), annual cash incentive, equity incentives and the total of these elements as a point of reference for each NEO. The peer group is updated biennially by the Committee, based on a process that includes recommendations from internal sources, including the Human Resources department, and external sources such as Pearl Meyer, to reflect the companies against which the Company competes for executive talent or for shareholder investment. The specific characteristics of the financial institutions comprising the peer group may vary from year to year, but the companies are chosen based on a combination of various factors that include asset size and business mix.

Pearl Meyer’s most recent peer group analysis for the Company consisted of 21 peer companies. The specific asset sizes for the peer companies listed in the report presented to the Committee in 2022 ranged from approximately $2.9 billion to $10.5 billion. The Company’s peer group consisted of the following companies:

First Bancorp (FBNC)

Veritex Holdings, Inc. (VBTX)

Seacoast Banking Corporation of Florida (SBCF)

Amerant Bancorp. Inc. (AMTB)

Southside Bancshares, Inc. (SBSI)

Stock Yards Bancorp, Inc. (SYBT)

City Holding Company (CHCO)

Great Southern Bancorp, Inc. (GSBC)

Equity Bancshares, Inc. (EQBK)

Red River Bancshares, Inc. (RRBI)

CapStar Financial Holdings, Inc. (CSTR)

Origin Bancorp, Inc. (OBNK)

National Bank Holdings Corporation (NBHC)

Triumph Bancorp, Inc. (TBK)

The First Bancshares, Inc. (FBMS)

HomeTrust Bancshares, Inc. (HTBI)

South Plains Financial, Inc. (SPFI) SmartFinancial, Inc. (SMBK) Guaranty Bancshares, Inc. (GNTY) Southern First Bancshares, Inc. (SFST) Home Bancorp, Inc. (HBCP)

Compensation Mix

While the Compensation Committee considers the overall mix of executives’ pay between base salary, annual cash bonus and long-term incentive compensation, the Compensation Committee does not target a specific allocation among the various compensation components. More than one-half of the CEO’s compensation is contingent on the Company’s performance and a significant part of the compensation provided to the other NEOs is contingent on performance. In allocating compensation among salary, bonus and equity-based compensation, the Committee believes that the compensation of the senior-most levels of management with the greatest ability to influence the Company’s performance should be significantly based on the Company’s performance, while lower levels of management should receive a greater portion of their compensation in base salary. The Committee also makes allocations between short-term and long-term compensation for NEOs.

Base Salaries

The Company’s goal is to provide its executive management with fixed cash compensation in the form of a base salary that will attract and retain highly qualified executives. The Company also uses base salary to reward top performance, industry and job specific knowledge, experience and leadership ability. The base salaries for the Company’s NEOs are typically established in the second quarter of the year after the Company’s financial information and performance results from the previous year are available, although other adjustments are made occasionally to reflect changes in responsibility or other developments. In establishing base salaries for our NEOs, the Compensation Committee has relied on external market data obtained from outside sources, including a peer bank salary study prepared by our independent compensation consultant, Pearl Meyer. In addition to considering the information obtained from such sources, the Compensation Committee has considered:

●	each named executive officer’s scope of responsibility;

●	each named executive officer’s years of experience;

●	the types and amount of the elements of compensation to be paid to each named executive officer;

●

our overall financial performance and performance with respect to other aspects of our operations, such as our growth, asset quality, profitability, and other matters, including the status of our relationship with the banking regulatory agencies; and

●	each named executive officer’s individual performance and contributions to our company-wide performance, including leadership, teamwork, and community service.

In establishing the CEO’s base salary, the Compensation Committee typically considers Pearl Meyer’s recommendations based on an analysis of peer group data and survey market data and also considers internal data provided by human resources personnel and the CEO’s individual performance and contributions relative to the Company’s corporate goals. In establishing base salaries of the Company’s other NEOs, the Committee typically considers the recommendations of the CEO, which are based on individual responsibility level, individual and company performance, total compensation histories for each NEO, the market data provided by Pearl Meyer for similar positions and a general understanding of executive compensation in the financial services industry. The CEO evaluates the other NEOs’ performance using the same metrics normally used for determining annual management incentive plan awards. The Compensation Committee considers each of these factors but does not assign a specific value to any of them. The Compensation Committee’s process also involves a qualitative component in evaluating each NEO’s overall span of responsibility and control, knowledge and leadership ability. The base salaries in effect during 2021 and 2022 were as shown below:

Name	2021 Base Salary Paid ($)	2022 Base Salary Paid ($)	% Change (%)
David R. (“Jude”) Melville	612,500	662,500	8.16
Gregory Robertson	320,500	350,000	9.2
Philip Jordan	320,500	350,000	9.2
Keith Mansfield	320,500	350,000	9.2
Saundra Strong(1)	---	---	--

(1)	Ms. Strong joined the Company in October 2021.

Cash Bonuses

The Compensation Committee typically awards cash bonuses utilizing a structured, objective approach based upon the achievement of performance objectives. At the beginning of each year, the Company develops a bonus matrix for the executive management team. The performance goals are tied to various corporate, strategic and, where applicable, line of business objectives, and the performance results at or slightly above the target levels are intended to be achievable but challenging. The CEO recommends the bonus matrix to the Compensation Committee, including overall incentive target payout levels for each NEO, stated as a percentage of base salary. The CEO also recommends the performance measures and the weightings to be assigned to the performance measures for each NEO.

The Committee reviews the CEO’s recommendations along with, as applicable, market data to ensure that proposed target payout levels provide an appropriate opportunity to earn bonuses and are competitive with the companies in the Company’s peer group. The Compensation Committee then makes a recommendation to the Board for approval. In making its recommendation, the Compensation Committee may consider events outside the influence or control of the NEOs and may adjust the performance goals to exclude the effect of these events. The Compensation Committee did not include any such adjustments when recommending the performance goals for 2022.

After the target levels and performance goals and weightings have been approved by the Board, the Committee retains the discretion to adjust the target levels and performance goals and weightings during the year, on an individual or group basis, if the Compensation Committee determines additional adjustments are appropriate for this purpose. The Committee did not make any such adjustments during 2022. Following the end of a year, the Compensation Committee also has discretion to increase or decrease the amount of an award earned under the plan, change the individual weightings or adjust the threshold payout level and minimum performance goals, including when the minimum performance goals are not achieved. The Compensation Committee’s exercise of discretion is intended to ensure the management incentive plan appropriately rewards performance and neither overpays for results nor under rewards accomplishments achieved during the year. The financial performance goals for 2022 are set forth below:

		Performance Goal
Performance Measures	Weight	Threshold	Target	Superior	2022 Actual Results
Core ROA	50%	0.97	1.01	1.05	1.05
Core Efficiency Ratio	15%	66.00	65.60	64.30	62.77
Classified Assets Coverage Ratio	15%	12.0	10.0	8.0	4.0
Team/Individual	20%	Qualitative Assessment
Grand Total	100%

* Core ROA and Core Efficiency Ratio are non-GAAP financial measures.

* The cash bonuses paid to the NEOs for 2020-2022 are set forth in the Summary Compensation Table below under Non-Equity Incentive Plan Compensation.

Equity Incentive Awards

Equity-based awards generally constitute the largest non-cash component of each NEO’s total compensation package. Pearl Meyer has provided the Compensation Committee with peer company data and published surveys to assist the Committee in setting the amount of annual equity-based awards. In establishing award levels, the Committee generally does not consider the equity ownership levels of the recipients or prior awards that are fully vested. Equity- based awards and the related performance goals for NEOs are recommended by Human Resources and approved by the Compensation Committee generally during the first quarter of each year. Awards are typically made as early as practicable in the year to maximize the time-period for achieving performance goals associated with the awards. Equity-based awards are granted under the Business First Bancshares, Inc. 2017 Equity Incentive Plan, as amended.

The Compensation Committee believes that time-based equity awards, which vest in three equal installments over a period of two years, beginning shortly after the grant date, promote an important goal of executive retention and help encourage greater levels of stock ownership by executives, while also having an incentive effect as a result of their value being linked to the Company’s stock price. The Compensation Committee will review the mix of incentive awards from time to time and make adjustments in the mix as needed to reflect the Company’s objectives for such awards. For 2022, Mr. Melville received annual equity-based awards tailored to his position as CEO. All other NEOs, with the exception of Ms. Strong who joined the Company in October 2021, received the same annual equity-based award. The performance measures used to determine these equity awards are as follows:

		Performance Goals (in Millions)
Performance Measures	Weight	Threshold	Target	Superior	2022 Actual Result
% Asset Growth (Organic) (1)	50%	4.75%	6.80%	8.48%	15.44%
Core Diluted Earnings Per Share (2)	50%	$2.32	$2.43	$2.51	$2.52
Grand Total	100%

(1) Organic asset growth is a non-GAAP financial measure calculated by deducting assets acquired in corporate transactions, including the 2022 acquisition of Texas Citizens Bancorp, Inc.

(2) Core Diluted Earnings Per Share is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Measures” on page 37 for more information.

The equity incentives granted to the NEOs for 2020-2022 are set forth in the “Stock Awards” column in the Summary Compensation Table below, and the “Outstanding Equity Awards at 2022 Fiscal Year End” table summarizes each NEO’s outstanding unvested equity awards and information about future vesting, each as of December 31, 2022.

Benefits and Perquisites

Generally, our named executive officers participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, disability, and basic group life insurance coverage. The purpose of our employee benefit plans is to help attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

We provide our named executive officers with a limited number of perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain qualified executives. Our Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. In 2022, we provided certain of our named executives officers with an allowance for automobile-related expenses and paid for certain club memberships. We also provided certain of our named executive officers with certain medical allowances for health examination expenses.

Hedging and Pledging

Our Insider Trading Policy, available on our website at www.b1bank.com under “Shareholder Info,” strongly discourages our directors, officers and employees (together with the affiliates and immediately family members of each) from engaging in certain hedging and derivative transactions with respect to the Company’s securities. In addition, the Insider Trading Policy requires preclearance of any such transactions. Similarly, our Insider Trading Policy prohibits ownership of Company securities in a margin account and discourages pledging Company securities and requires preclearance of any pledging transactions.

Executive Compensation Recoupment

All compensation and awards payable or paid under the Company’s 2017 Equity Incentive Plan, as amended, are subject to the Company’s ability to recover incentive-based compensation from executive officers, as required by the Dodd-Frank Act, any rules or regulations promulgated thereunder, and any other “clawback” provision required by any other applicable law or the listing standards of any applicable stock exchange or national market system.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2020, 2021, and 2022.

Name and Principal Position with b1BANK	Year ($)	Salary ($)		Stock Awards (1) ($)	Bonus ($)		Non-Equity Incentive Plan Compensation ($)	All Other Comp. (6) ($)	Total ($)
David R. (“Jude”) Melville, III	2022	662,500		945,122	---		658,125	255,288	2,521,035
President and Chief Executive Officer	2021	612,500		676,478	13,750	(2)	536,250	186,502	2,025,480
	2020	537,500		578,164	---		474,375	154,643	1,744,682

Gregory Robertson	2022	350,000		335,490	---		217,200	76,588	979,278
Executive Vice President and Chief Financial Officer	2021	320,500		256,493	25,000	(2)	202,800	68,183	872,976
	2020	288,091		222,853	---		181,800	33,883	726,627

Philip Jordan	2022	362,645	(3)	335,490			217,200	118,834	1,034,169
Executive Vice President and Chief Banking Officer	2021	348,089	(3)	256,493	25,000	(2)	202,800	68,159	900,541
	2020	315,680	(3)	222,853	---		181,800	60,696	781,029

Keith Mansfield	2022	350,000		335,490	---		217,200	60,120	962,810
Executive Vice President and Chief Operations Officer	2021	320,500		256,493	25,000	(2)	202,800	52,339	857,132
	2020	288,091		222,853	---		181,800	33,874	726,618

Mark Folse	2021	356,576		276,229	300,000	(5)	---	32,066	964,871
Former Executive Vice President and Chief Risk Officer	2020	222,789		---	300,000	(5)	---	2,649,430	3,172,219	(4)

Saundra Strong	2022	284,647		250,207	---		157,500	27,995	720,349
General Counsel and Secretary

(1)

The dollar amount of our time-based stock awards reflects the aggregate fair value determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. The market value at the grant date was based on the closing price of our common stock on the latest business day prior to the grant date. The restricted stock awards in this column vest in three equal installments over a period of two years shortly after the grant date. The restricted stock awards detailed for each year reflect the restricted stock awarded for that year’s performance (i.e., Restricted stock units listed for 2022 were awarded in 2023 for 2022 performance).

(2)

Because the Compensation Committee considered the NEO’s performance in 2021 to be exceptional, the Compensation Committee awarded Mr. Melville an additional cash bonus of $13,750 and the other NEOs, with the exception of Mr. Folse, received an additional $25,000 cash bonus.

(3)	2022 includes $12,645 of supplemental pay and 2020 and 2021 each include $27,589 of supplemental pay, all of which relate to Mr. Jordan’s relocation.
(4)

Mr. Folse’s 2020 compensation calculation consists of $222,789 in salary, $300,000 cash incentive bonus, $25,275 vehicle, $4,000 in auto allowance, $810 in cell phone allowance, $20,000 relocation expenses, $2,580,591 change-in-control payments (including payment in settlement of Pedestal Bancshares, Inc. LTIP units), $14,884 in health and welfare premiums, and $3,870 in club dues. This compensation includes payments required under the Executive Employment Agreement that b1BANK entered into with Mr. Folse. In addition, the compensation includes payments b1BANK made in connection with our acquisition of Pedestal Bancshares, Inc. upon the termination of the agreements Mr. Folse had with Pedestal Bancshares.

(5)

Mr. Folse’s employment agreement provided for Mr. Folse to receive an annual cash incentive bonus of $300,000 for the five-year term of the employment agreement. Mr. Folse retired from the Bank effective April 29, 2022.

(6)	All Other Compensation for the NEOs includes the total of the benefits and perquisites in the table below.

All Other Compensation:
Named Executive Officer	SERP(1)	Car Allowance	Health & Welfare Plan Premiums	Executive Allowance	Club Dues	Items below $10,000	Total
David R. (“Jude”) Melville, III	$156,680	$10,728	$21,018	$12,000	$54,862	---	$255,288

Gregory Robertson	$37,366	$10,728	$21,018	---	$6,199	$1,277	$76,588

Philip Jordan	$40,230	$10,728	$21,018	---	$45,581	$1,277	$118,834

Keith Mansfield	$22,237	$10,728	$21,018	---	$4,860	$1,277	$60,120

Saundra Strong	---	---	$20,178	---	$6,540	$1,277	$27,995
(1)	Represents the increase in the named executive officer’s accrued benefits under the SERP.

Grants Of Plan-Based Awards

The following table presents information regarding all non-equity incentive plan and equity incentive plan awards that were made to the NEOs during or for the year ended December 31, 2022.

				All Other Stock Awards:
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Option Awards: Number of Shares of Stock	Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option(3)
Name	Grant Date	Threshold $	Target $	Superior $	# (2)	#	$	$
David R. Melville, III		$219,375	$438,750	$658,125	---	---	---	---
	2/1/2022	---	---	---	24,644	---	---	$676,478
Gregory Robertson		$72,400	$144,800	$217,200	---	---	---	---
	2/1/2022	---	---	---	9,344	---	---	$256,493
Philip Jordan		$72,400	$144,800	$217,200	---	---	---	---
	2/1/2022	---	---	---	9,344	---	---	$256,493
Keith Mansfield		$72,400	$144,800	$217,200	---	---	---	---
	2/1/2022	---	---	---	9,344	---	---	$256,493
Saundra Strong		$52,500	$105,000	$157,500		---	---	---
					734			$20,148

(1)

The amounts shown in these columns reflect possible payouts under the annual management incentive plan for 2022 for Messrs. Melville, Robertson, Jordan and Mansfield and Ms. Strong. All of these amounts are percentages of the executive’s base salary as of January 11, 2023. With the exception of Mr. Melville, the amount of the award actually earned by the NEOs was approved by the Compensation Committee on January 19, 2023. With respect to Mr. Melville, the amount of the award actually earned by Mr. Melville was recommended by the Committee on January 19, 2023 and approved by the Board on January 26, 2023. Amounts actually earned for 2022 achievement are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for 2022.

(2)

With the exception of Mr. Melville, the amount of the time-based stock award actually earned by the NEOs was approved by the Compensation Committee on January 21, 2022. With respect to Mr. Melville, the amount of the award actually earned by Mr. Melville was recommended by the Committee on January 21, 2022 and approved by the Board on January 27, 2022. Amounts actually earned for 2022 are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for 2022.

(3)

The dollar amount of our time-based stock awards reflects the aggregate fair value determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. The market value at the grant date was based on the closing price of our common stock on the latest business day prior to the grant date.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers on December 31, 2022.

	Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David R. (“Jude”) Melville, III	—	—	—	—	—	—

Gregory Robertson	7/31/2014	15,000	—	—	$17.11	07/31/2024

Philip Jordan	7/31/2014	7,500	—	—	$17.11	07/31/2024

Keith Mansfield	6/2/2016	40,000	—	—	$17.65	6/2/2026

Saundra Strong	—	—	—	—	—	—

	Outstanding Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(5) (#)		Market Value(4) of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. (“Jude”) Melville, III	71,681	(1)	$1,587,017	—	—
Gregory Robertson	26,137	(2)	$578,673	—	—
Philip Jordan	26,137	(2)	$578,673	—	—
Keith Mansfield	26,137	(2)	$578,673	—	—
Saundra Strong	12,552	(3)	$277,901	—	—

(1)

Consists of 32,933 shares of restricted stock that vest on March 31, 2023, 23,254 shares of restricted stock that will vest on March 31, 2024, and 15,494 shares of restricted stock that will vest on March 31, 2025.

(2)

Consists of 12,183 shares of restricted stock that vest on March 31, 2023, 8,454 shares of restricted stock that will vest on March 31, 2024, and 35,500 shares of restricted stock that will vest on March 31, 2025.

(3)

Consists of 4,223 shares of restricted stock that vest on March 31, 2023, 4,227 shares of restricted stock that will vest on March 31, 2024, and 4,102 shares of restricted stock that will best on March 31, 2025.

(4)	Based on the $22.14 closing price on the last trading day of 2022.
(5)	This column includes shares awarded in 2023 for 2022 performance.

Option Exercises and Stock Vested

The following table provides information regarding options exercised and the vesting of equity awards held by each of our named executive officers during the year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise(1) ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
David R. (“Jude”) Melville, III	—	—	22,272	541,878
Gregory Robertson	—	—	8,608	209,433
Philip Jordan	10,000	73,600	8,608	209,433
Keith Mansfield	—	—	8,608	209,433
Saundra Strong	—	—	244	5,937

(1)	Computed using the difference between the closing market price the day prior to the date of exercise and the option exercise price.
(2)	Value realized calculated by multiplying the number of shares vested during the fiscal year ended December 31, 2022 by the fair market value of the vested shares on the vesting date.

Nonqualified Defined Contribution Plans

The following table presents information relating to each NEO’s contributions, earnings and withdrawals with respect to b1BANK’s Supplemental Executive Retirement Plan (“SERP”) during 2022. Additional information about the SERP is described below under “Supplemental Executive Retirement Plan.”

Name	Executive Contributions in 2022 ($)	Company Contributions in 2022(1) ($)	Aggregate Earnings in 2022(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate balance at December 31, 2022 ($)

David R. (“Jude”) Melville, III	—	156,680	—	—	962,367
Gregory Robertson	—	37,366	—	—	70,295
Philip Jordan	—	40,230	—	—	254,298
Keith Mansfield	—	22,237	—	—	41,782
Saundra Strong	—	—	—	—	—

(1)	The amounts reported are also reported under the “All Other Compensation” heading in the Summary Compensation Table and the “SERP” column in footnote 7 to the Summary Compensation Table.
(2)	No portion of the amounts in this column constitutes above-market or preferential earnings; thus, no portion of such amounts are included in the Summary Compensation Table.

Employment Agreements

b1BANK is a party to an employment agreement with David (“Jude”) Melville, III. A summary description of the employment agreement for Mr. Melville is set forth below.

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

Change in Control Agreements

On October 29, 2019, the Company entered into a Change in Control Agreement with Mr. Mansfield and on November 6, 2019, the Company and the Bank entered into Change in Control Agreements with Messrs. Robertson and Jordan. The Change in Control Agreements replaced the existing change in control agreements to which each of Messrs. Robertson, Jordan and Mansfield were a party. On June 23, 2022, the Company entered into a Change in Control Agreement with Ms. Strong. The following summary of the key provisions of the change in control agreements are qualified by the full text of the agreements.

Each agreement generally provides that, in the event that the officer is terminated by the Company or the Bank without cause (as defined in the change in control agreement), or if the officer terminates his employment for good reason (as defined in the change in control agreement), in either case during the period beginning three months before and ending 24 months after a change in control (as defined in the change in control agreement) of the Company or the Bank, the officer would be due a one-time payment equal to two times the sum of (a) the officer’s annual base salary, plus (b) the officer’s average incentive bonus compensation for the three previous years, plus certain continued benefits. The officer’s right to such a payment upon a change in control is subject to his or her compliance, during the two-year period following such change in control, with certain non-solicitation and non-competition terms that inure to the benefit of the Company and the Bank. In the event the officer is terminated outside of the prescribed period, or if he or she is terminated with cause or terminates his or her employment without good reason during the prescribed period, the officer would not be entitled to such payment.

Other Employment Arrangements

In addition to the employment agreement described above, b1BANK has entered into employment and/or compensation arrangements with certain of its officers with varying terms taking into consideration the nature of the position and the particular individual’s skills and experience. Our overall executive compensation program is designed to attract, motivate, reward, and retain key members of our management. A major goal of our compensation program is to align the compensation structure for our executives with shareholders’ interests and current market practices.

All of our officers serve at the pleasure of our board of directors. If any of these individuals leaves his or her respective position, our business, financial condition, results of operations may suffer.

Potential Payments Upon Termination or Change in Control

The following table describes the potential payments that would be made to each of the NEOs in various termination scenarios based on compensation, benefit and equity levels in effect on December 31, 2022. The amounts shown are estimates and assume that the termination occurred on December 31, 2022. The actual amounts to be paid can only be determined at the time of a NEO’s actual termination of employment. In accordance with SEC regulations, the following table does not report any amount to be provided to a NEO that does not discriminate in scope, terms or operation in favor of the Company’s executive officers and which is available generally to all salaried employees, and excludes (i) amounts accrued through December 31, 2022, that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under the 401(k) plan and already vested equity awards.

The amounts shown for Mr. Melville in the table below are determined based on his employment agreement in effect as of December 31, 2022. The amounts shown for Messrs. Robertson, Jordan and Mansfield and Ms. Strong in the table below are determined based on their respective change in control agreements in effect as of December 31, 2022.

Name	Incremental Compensation and Benefit Payments	Non-CIC Termination by Company Without Cause or by Executive for Good Reason under Agreement		CIC Termination by Company Without Cause or by Executive for Good Reason under Agreement

David R. Melville, III(1)(2)	Severance (3)		$3,707,500	$3,707,500
	Restricted Stock -- Accelerated Vesting (4)		525,626	525,626
	Health & Welfare Benefits (5)		15,461	15,461
	Totals		4,248,587	4,248,587

Greg Robertson	Severance (3)	$	---	$1,141,867
	Restricted Stock -- Accelerated Vesting (4)		---	220,537
	Health & Welfare Benefits (5)		---	23,192
	Totals		---	1,385,595

Philip Jordan	Severance (3)	$	---	$1,141,867
	Restricted Stock -- Accelerated Vesting (4)		---	220,537
	Health & Welfare Benefits (5)		---	$23,192
	Totals		---	1,385,595

Keith Mansfield	Severance (3)	$	---	$1,141,867
	Restricted Stock -- Accelerated Vesting (4)		---	220,537
	Health & Welfare Benefits (5)		---	23,192
	Totals		---	1,385,595

Saundra Strong	Severance (3)	$	---	$776,626
	Restricted Stock -- Accelerated Vesting (4)		---	10,804
	Health & Welfare Benefits (5)		---	19,894
	Totals		---	807,324

(1)

The NEOs’ agreements include a “cutback” provision under which the executive’s change in control benefits will be reduced to avoid the golden parachute excise tax under Section 280G of the Internal Revenue Code only if such a reduction would cause the executive to receive more after-tax compensation than without a reduction. The amounts shown in this column do not reflect any reduction that might be made in this regard.

(2)

If during the term of his employment agreement, Mr. Melville’s employment is terminated due to disability, as defined in the employment agreement, or if he dies, he or his designated beneficiary, spouse or estate will be entitled to accrued but unpaid compensation up to the date of termination.

(3)

The executive must sign a general release in order to be entitled to receive these amounts. In the case of the NEOs other than Mr. Melville, the Company has the right to retain these amounts if the executive breaches the confidentiality, non-solicitation or non-competition covenants contained in the executive’s change in control agreement.

(4)	The value of the restricted stock units upon vesting is based on the closing market price per share of $22.14 as of December 31, 2022.

(5)

Mr. Melville is entitled to 12 months of continuing coverage under any benefit plans provided to Mr. Melville on the same premium cost sharing basis as prior to termination if his employment is terminated by the Company without cause, because of a change in control, or if he resigns for good reason. The other NEOs are entitled to 18 months of continuing medical, dental, vision and group life coverage on the same premium cost sharing basis as prior to termination if within 3 months prior to the change in control or within two years following the change in control the executive’s employment is terminated by the Company other than due to death, disability or for cause or if he resigns for good reason.

Equity Incentive Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2022, we had 130,924 outstanding and unexercised stock options, all of which are vested, that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited. As of December 31, 2022, the weighted average exercise price of the stock options issued under our 2006 Stock Option Plan was $18.59.

On June 29, 2017, our shareholders approved our 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan reserved 500,000 shares of common stock for grant, award, or issuance to eligible participants, all of which may be subject to incentive stock option treatment. On June 23, 2022, our shareholders approved the 2022 Amendment to the 2017 Equity Incentive Plan which increased the maximum number of shares that can be granted under the Plan from 500,000 to 900,000 shares, an increase of 400,000. In addition, options to purchase an additional the 143,908 shares of common stock were issued under the Plan in connection with the acquisition of Texas Citizens Bancorp, Inc. on March 1, 2022, which pursuant to the terms of the Plan do not reduce the number of shares issuable under the Plan. Shares allocable to awards that are terminated, forfeited, or repurchased by the Company are available to be granted again. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2022, awards with respect to 471,320 shares of common stock remain available for grant, excluding shares available due to forfeiture or shares utilized for taxes and returned to the Plan.

Our Plan is intended to provide certain of our officers, directors, and employees the opportunity to acquire a proprietary interest in our success by granting various types of equity grants and awards to such individuals. Specifically, the plans are intended to advance our interests by (1) enabling us to attract and retain the best available individuals for positions of substantial responsibility; (2) providing additional incentive to such persons by affording them an opportunity for equity participation in our business; and (3) rewarding officers, directors and employees for their contributions.

Our Plan is administered by the Compensation Committee of our board of directors. Compensation Committee has authority with respect to the plan to:

●	modify the requirements of the plan to conform with the law or to meet special circumstances not anticipated or covered in the plan;

●	establish policies; and

●	adopt rules and regulations and prescribe forms for carrying out the purposes and provisions of the plan.

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

Supplemental Executive Retirement Plan

b1BANK maintains a Supplemental Executive Retirement Plan (“SERP”) which provides a select group of management with salary continuation benefits upon their retirement, or death benefits to their named beneficiary in the event of their death. The SERP, which was established August 1, 2009, is an unfunded nonqualified deferred compensation plan where certain executives of b1BANK are selected to participate in the plan at the discretion of the board of directors. SERP benefits are based upon the position and salary of the executive officer at retirement, disability, or death. The SERP is administered by The Pangburn Group, who also provide guidance to b1BANK relating to the valuation method and assumptions.

Benefits are also available in the event of death, disability, or early retirement. Under the early retirement provisions for certain executives, if separation from service occurs after reaching early retirement age and prior to normal retirement age, b1BANK will pay the executive a reduced benefit equal to the vested accrued benefit calculated as of the early retirement date, payable in 180 equal monthly installments beginning on the normal retirement date. For other executives, instead of an early retirement benefit, the separation from service benefit prior to normal retirement age provides the executive with a separation from service benefit equal to the participant’s vested accrued benefit payable in 180 equal monthly installments commencing within 30 days of the date of separation. The early retirement age means the date the executive attained age fifty-five and completed 10 years of service. The normal retirement age is the date the executive attained age sixty-five.

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

Director Compensation

Non-employee director compensation is determined by the Board, based on the recommendation of the Compensation Committee. Directors who are employed by b1BANK receive no compensation for Board or committee service. During 2022, each non-employee director who served on the Board also served on the Bank Board. In October 2020, Pearl Meyer conducted a director compensation review and, after considering the results of that review, our director compensation plan was amended, effective November 1, 2020, to discontinue per meeting fees in favor of increasing the retainers. Based on recommendations made by Pearl Meyer in 2022, the Company increased the annual cash and equity retainers from $18,000 to $25,000. In addition, our Chairman’s annual cash retainer was increased to $169,000 and his car allowance was discontinued. Effective with the June 23, 2022 director equity grants, the annual equity retainer paid to the non-employee directors is subject to a one year vesting restriction. The number of shares to be granted is determined based on the closing price of the Company’s common stock on the day before the grant date. Each Committee Chairperson receives an additional monthly retainer determined by the responsibilities and expectations of such position. Committee members also receive a retainer equal to half of the retainer for such committee’s chairperson. Our Chairman does not receive a retainer for his service on committees.

The following table sets forth compensation paid, earned or awarded during 2022 to each of our directors and the directors of b1BANK, other than directors who are also named executive officers, whose compensation is described in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Other Compensation ($)		Stock Awards ($)		Total ($)

Drew C. Brees	24,200			42,461	(1)	66,661
James J. Buquet, III	31,500	—		42,461	(1)	73,961
Carol M. Calkins	30,500	—		42,461	(1)	72,961
Ricky D. Day	27,500	—		42,461	(1)	69,961
John Ducrest	30,500			42,461	(1)	72,961
Mark Folse	23,500	281,706	(2)	25,177	(2)	330,383	(2)
Robert S. Greer, Jr.	159,106	6,258	(3)	42,461	(1)	207,825
J. Vernon Johnson	30,500	—		42,461	(1)	72,961
Rolfe H. McCollister, Jr.	28,500	—		42,461	(1)	70,961
Andrew D. McLindon	30,500	—		42,461	(1)	72,961
Patrick E. Mockler	32,500	—		42,461	(1)	74,961
David A. Montgomery, Jr.	36,500	—		42,461	(1)	78,961
Arthur J. Price	33,500	—		42,461	(1)	75,961
Kenneth Wm. Smith	31,500	—		42,461	(1)	73,961
Keith A. Tillage	27,500	—		42,461	(1)	69,961
Steven G. White	33,500	—		42,461	(1)	75,961

(1)

Represents the aggregate fair market value of shares of our common stock that were granted on May 1, 2022 and June 23, 2022. The value of shares issued on May 1, 2022 was based upon a per share value of $22.16 and the value of the shares issued on June 23, 2022 was $21.30, which were the closing prices for shares of the Company’s common stock on the last business day prior to the grant. The June 23, 2022 grant will vest on June 23, 2023. Each director’s total ownership of Company common stock, including all outstanding stock awards, may be found in the Security Ownership of Certain Beneficial Owners and Management table on page 46.

(2)

Mr. Folse retired from b1BANK effective April 29, 2022. He received the director grant that was granted on June 23, 2022. The value of shares issued on June 23, 2022 was $21.30, which was the closing price for shares of the Company’s common stock on the last business day prior to the grant. The amount reported in the Other Compensation column represents Mr. Folse’s compensation as an employee prior to his retirement, consisting of $158,985 base salary, $100,000 bonus, and $22,721 other compensation. Prior to his retirement, Mr. Folse received no additional compensation for his service on the Board. Following his retirement, Mr. Folse was compensated at the same rate as other board members.

(3)	Represents the car allowance paid to Mr. Greer in 2022.

Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by the indemnification provisions in our current articles of incorporation and bylaws.

CEO Compensation Pay Ratio

The guiding principles of compensation set forth by the Compensation Committee and described in the CD&A form the foundation for the Company’s compensation and benefits philosophy for all employees. Accordingly, our compensation and benefit programs are designed to encourage and reward all employees who contribute to our success. We strive to ensure that the compensation of every employee reflects the level of their job impact and responsibilities and is benchmarked to be competitive in the market where the associate is geographically located. The Company’s employees are primarily residents of Louisiana, Texas, and Mississippi, where the Company has physical locations. As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing the following ratio of the median annual total compensation of our employees (excluding our Chief Executive Officer from this median calculation) and the annual total compensation of our CEO. The pay ratio below is a reasonable estimate calculated in a manner consistent with SEC rules. The SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions. As a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies, including those within our peer groups and industry as those other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

•	The median of the annual total compensation of all employees of our Company (other than our Chief Executive Officer) was $56,511; and
•	The total annual compensation of our Chief Executive Officer was $2,521,035, as reported in the Summary Compensation Table.

Based on this information, for 2022 the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was 45:1.

To identify the median of the annual total compensation of all our employees, we took the following steps:

1.	We identified our median employee based on our employee population as of December 31, 2022.
2.

To identify the “median employee” from our employee population, we compared the wages of our employees as reflected in our payroll records and reported on Form W-2 for 2022. We identified our median employee using this compensation measure, which was consistently applied to all of our employees included in the calculation.

3.	Since all of our employees are located in the United States, as is our Chief Executive Officer, we did not make any cost-of-living adjustments in identifying our “median employee.”
4.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2022 in accordance with the requirements of the pay ratio rules, resulting in annual total compensation of $56,511. This amount is different (greater) than the amount reported to our median employee in Box 1 of Form W-2 because it includes some non-taxable items, such as the value of our contributions to the 401(k) plan, premiums we pay for life insurance, as well as premiums we pay for medical insurance. We calculated the annual total compensation of our median employee on this basis because it permits us to more accurately compare the total compensation received by this employee to the total compensation of our CEO.

5.

With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of our Summary Compensation Table, as required under the pay ratio rules.

Pay versus Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following disclosure regarding executive “compensation actually paid” (“CAP”) and certain Company performance for the fiscal years listed below. CAP is calculated pursuant to SEC rules, which require various adjustments be made to amounts that have been previously reported in the Summary Compensation Table in previous years; the dollar amounts do not reflect the actual amount of compensation earned or received by our CEO or other NEOs during the applicable year.

					Year-end value of $100 invested on 12/31/2019 in:
Year	CEO Summary Compensation Table Total(1) $	CEO Compensation Actually Paid(1,2) $	Average Summary Compensation Table Total for Non-CEO NEOs(1) $	Average Compensation Actually Paid to Non-CEO NEOs(1,2) $	BFST(3) $	Peer Group(3) $	Net Income (in millions) $	Core ROA(4)
2022	2,521,035	2,034,441	924,152	743,868	94.63	106.02	54.3	1.05
2021	2,025,480	2,180,523	898,880	878,009	118.62	117.08	52.1	1.22
2020	1,744,682	1,320,084	753,828	590,899	83.70	87.90	30.0	1.09

Footnotes:

(1) David R. Melville III has served as our President and CEO since 2011. The information presented for Non-CEO NEOs reflects the average Summary Compensation Table total compensation and average CAP for the following executives by year:

2022: Gregory Robertson, Philip Jordan , Keith Mansfield, Saundra Strong
2021: Gregory Robertson, Philip Jordan, Keith Mansfield, Mark Folse
2020: Gregory Robertson, Philip Jordan

(2) Deductions from, and additions to, total compensation in the Summary Compensation Table by year to calculate CAP include:

	2022		2021		2020
	CEO David R. Melville III	Average Non- CEO NEOs	CEO David R. Melville III	Average Non- CEO NEOs	CEO David R. Melville III	Average Non- CEO NEOs
Total Compensation from Summary Compensation Table	$2,521,035	924,152	2,025,480	898,880	1,744,682	753,828
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(945,122)	$(314,169)	$(676,478)	$(261,427)	$(578,164)	$(222,853)
Year-end fair value of unvested awards granted in the current year	$363,760	$106,161	$537,550	$155,401	$185,968	$74,701
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$(60,863)	$(17,595)	$34,938	$10,528	$(16,383)	$(6,641)
Fair values at vest date for awards granted and vested in current year	$199,847	$58,307	$227,167	$65,670	$61,655	$24,759
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$(59,333)	$(17,389)	$26,212	$7,309	$(82,617)	$(34,900)
Forfeitures during current year equal to prior year-end fair value	$-	$-	$-	$-	$-	$-
Dividends or dividend equivalents not otherwise included in total compensation	$15,117	$4,401	$5,653	$1,648	$4,943	$2,004
Total Adjustments for Equity Awards	$(486,594)	$(180,284)	$155,043	$(20,871)	$(424,598)	$(162,929)
Compensation Actually Paid (as calculated)	$2,034,441	$743,868	$2,180,523	$878,009	$1,320,084	$590,899

(3) TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period. TSR is determined based on the value of an initial fixed investment of $100. The TSR peer group consists of the KBW Nasdaq Regional Bank Index.

(4) Core ROA is a non-GAAP financial measure.

Tabular List of Financial Performance Measures

In our assessment, the most important financial performance measures used to link CAP (as calculated in accordance with the SEC rules), to our NEOs in 2022 to our performance were:

●	Net Income
●	Core ROA
●	Core Efficiency Ratio
●	Classified Assets Coverage Ratio
●	Percentage Asset Growth (Organic)

Pay Versus Performance: Graphical Description

The illustrations below provide a graphical description of CAP (as calculated in accordance with the SEC rules) and the following measures:

●	the Company’s cumulative TSR and the Peer Group’s cumulative TSR;
●	the Company’s Net Income; and
●	the Company Selected Measure, which for BFST is Core ROA.

CAP and Cumulative TSR / Cumulative TSR of the Peer Group

CAP and Company Net Income

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

Compensation Committee Report

The Compensation Committee of the board of directors of Business First Bancshares, Inc. has reviewed and discussed the Compensation Discussion and Analysis for the Company for the year ended December 31, 2022 with management. In reliance on the reviews and discussions with management, the Compensation Committee recommended to the board of directors, and the board of directors has approved, that the Compensation Discussion and Analysis be included in the required Company filings with the SEC, including the 10-K/A for the year ended December 31, 2022.

Submitted by the Compensation Committee of the board of directors:

James J. Buquet, III

Rolfe H. McCollister, Jr.

Patrick E. Mockler, Chairman

Kenneth W. Smith

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2023 (except where otherwise noted), by (1) our directors and executive officers, (2) each person who is known by us to own beneficially 5% or more of our common stock and (3) all directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, our management believes that each person has sole voting and dispositive power over the shares indicated as owned by such person. Unless otherwise indicated below, the address for each of the listed beneficial owners is 500 Laurel Street, Suite 101, Baton Rouge, Louisiana 70801.

	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors
Drew C. Brees(2)	5,649	*
James J. Buquet, III(3)	148,271	*
Carol M. Calkins	2,659	*
Ricky D. Day	248,752	*
John P. Ducrest	8,348	*
Mark P. Folse(4)	135,803	*
Robert S. Greer, Jr.	22,681	*
J. Vernon Johnson(5)	335,094	1.32%
Rolfe H. McCollister, Jr.(6)	88,727	*
Andrew D. McLindon	37,081	*
David R. Melville, III(7)	218,137	*
Patrick E. Mockler	15,314	*
David A. Montgomery, Jr.	10,519	*
Arthur J. Price(8)	18,281	*
Kenneth Wm. Smith	45,681	*
Keith A. Tillage	2,660	*
Steven G. White(9)	39,430	*
Non-Director Executive Officers
Philip Jordan(10)	75,766	*
Gregory Robertson(11)	68,215	*
Keith Mansfield(12)	94,227	*
Saundra Strong(13)	12,798	*
Other Executive Officers(14)	87,708	*
Directors and Executive Officers as a group (26 persons)	1,634,093	6.45%
*	Indicates ownership which does not exceed 1.0%.
(1)

The percentage beneficially owned was calculated based on 25,319,520 shares of our common stock issued and outstanding as of April 7, 2023 (rounded to the nearest tenth of a percent). Percentages assume exercise of all options that are vested or will vest within 60 days with respect to each reporting person only.

(2)

Includes 3,625 shares held by Brees Family Trust UA 07/08/04, of which Mr. Brees is the trustee. Mr. Brees disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest.

(3)

Includes (i) 6,110 shares held by Buquet III Children's 1998 Trust, (ii) 64,085 shares held by The Buquet Family 2012 Trust, (iii) 3,925 shares held by James Buquet IV Trust No.2, (iv) 11,389 shares held by Mary Mercer Buquet Trust No. 2, (v) 32,003 shares held jointly with spouse; and (vi) 3,000 shares of Series A preferred stock. Mr. Buquet disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest.

(4)	Includes 250 shares of Series A preferred stock.
(5)

Includes (i) 54,848 shares held by Robert Barrett Johnson Trust, (ii) 54,848 shares held by Eric Paul Johnson Trust 2004, (iii) 225,298 shares held jointly with spouse; and (iv) 100 shares of Series A preferred stock. Mr. Johnson disclaims any beneficial ownership of shares owned by the trusts listed above except to the extent of his pecuniary interest.

(6)	Includes 5,000 shares held by Mr. McCollister’s spouse.
(7)

Includes (i) units of employer stock fund through Business First’s 401(k) plan equivalent to approximately 6,558 shares as of April 4, 2023, (ii) 8,216 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, and (iii) 30,532 shares of restricted stock granted on 2/1/2023, of which 15,038 shares will vest on 3/31/2024 and the remaining 15,494 shares will vest on 3/31/2025. Total includes 96,288 pledged shares.

(8)	Includes 11,000 shares held by PEMP Investments, LLC, a company controlled by Mr. Price and 100 shares of Series A preferred stock.
(9)

Includes 29,749 shares held by William A. Robinson Trust, an entity for which Mr. White serves as business manager and substitute trustee and as such shares voting and investment power over such shares. Mr. White disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest.

(10)

Includes (i) 3,116 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, (ii) 10,838 shares of restricted stock granted on 2/1/2023, of which 5,338 shares will vest on 3/31/2024 and the remaining 5,500 shares will vest on 3/31/2025, (iii) units of employer stock fund through Business First’s 401(k) plan and shares held by Mr. Jordan’s individual retirement account equivalent to approximately 13,003 shares; and (iv) vested options to purchase 7,500 shares of common stock.

(11)

Includes (i) 3,116 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, (ii) 10,838 shares of restricted stock granted on 2/1/2023, of which 5,338 shares will vest on 3/31/2024 and the remaining 5,500 shares will vest on 3/31/2025; and (iii) vested options to purchase 15,000 shares of common stock.

(12)

Includes (i) 3,116 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, (ii) 10,838 shares of restricted stock granted on 2/1/2023, of which 5,338 shares will vest on 3/31/2024 and the remaining 5,500 shares will vest on 3/31/2025, (iii) 5,000 shares held by Mr. Mansfield’s individual retirement account; and (iv) vested options to purchase 40,000 shares of common stock.

(13)

Includes (i) 246 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, and (ii) 8083 shares of restricted stock granted on 2/1/2023, of which 3,981 shares will vest on 3/31/2024 and the remaining 4,102 shares will vest on 3/31/2025.

(14)

Includes (i) 6,050 shares of unvested restricted stock granted on 2/1/2022, which will vest on 3/31/2024, and (ii) 41,720 shares of restricted stock granted on 2/1/2023, of which 20,549 shares will vest on 3/31/2024 and the remaining 21,171 shares will vest on 3/31/2025.

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

Based solely on a review of the reports furnished to us, or written representations from persons that all reportable transactions were reported, we believe that for the fiscal year ended December 31, 2022, our directors, executive officers and shareholders with greater than ten percent of our common stock timely filed all reports they were required to file under Section 16(a) except for the following: Messrs. Brees, Buquet, Folse, Jackson, Johnson and Price each did not timely file one late Form 4 reporting one transaction; Mr. Jordan did not timely file two late Form 4s reporting four transactions; and Mr. McCollister did not timely file his late Form 5 reporting one transaction.

ITEM 13. Certain Relationships and Related Transactions

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

In addition, our board of directors has adopted a written policy governing the approval of related person transactions that complies with all applicable requirements of the SEC and the Nasdaq Global Select Market concerning related person transactions. Related person transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related person has or will have a direct or indirect material interest. Related persons of Business First Bancshares, Inc. include directors (including nominees for election as directors), executive officers, beneficial holders of more than five percent of our capital stock and the immediate family members of these persons. Our executive management team, in consultation with outside counsel, as appropriate, will review potential related person transactions to determine if they are subject to the policy. If so, the transaction will be referred to the Nominating/Corporate Governance Committee for approval. In determining whether to approve a related person transaction, the Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related person’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related person, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies. Our Related Person Transactions Policy is available on our website at www.b1bank.com under “Shareholder Info.”

Related Person Transactions

Since January 1, 2019, other than the compensation arrangements with directors and executive officers described in the “Executive Compensation” section above and the arrangement described under “Ambassador Agreement” and Ordinary Banking Relationships” below, there have been no transactions, and no such transactions are proposed, in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●

any of our directors, executive officers, or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ambassador Agreement

On March 15, 2021, the Bank entered into an Ambassador Agreement with an entity affiliated with Mr. Brees (Brees Company, Inc., the “Licensor”), pursuant to which the Licensor has agreed to license Mr. Brees’ name, image and likeness for use by b1BANK and the Company. The Ambassador Agreement also contemplates that Mr. Brees will serve on the boards of b1BANK and the Company. The Ambassador Agreement requires aggregate payments of approximately $2.5 million over its five-year term.

Ordinary Banking Relationships

Certain of our officers, directors, and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have participated in transactions with, b1BANK or us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Such related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this Report, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors, and principal shareholders, as well as their immediate family members and affiliates.

ITEM 14. Principal Accountant Fees and Services

The Audit Committee recommended, and the board of directors appointed, FORVIS, LLP as our independent auditors to audit the consolidated financial statements of the Company for the 2021 and 2022 fiscal years. FORVIS, LLP was created by the merger of equals of BKD, LLP and Dixon Hughes Goodman LLP, effective June 1, 2022. The audit reports of Dixon Hughes Goodman LLP and, effective June 1, 2022, FORVIS, LLP on the Company’s consolidated financial statements for each of the two most recent fiscal years ended December 31, 2021 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The following table presents fees for professional services rendered by Dixon Hughes Goodman LLP and, effective June 1, 2022, FORVIS, LLP for 2021 and 2022:

	2021	2022
Audit fees	$325,500	$516,427
Audit-related fees	101,450	228,646
Tax fees	45,070	63,425
All other fees		---
Total	$472,020	$808,498

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

The Audit Committee has reviewed the audit and non-audit fees billed to the Company by FORVIS, LLP for 2021 and 2022 for the purpose of considering whether such fees are compatible with maintaining the auditors’ independence and concluded that such fees did not impair FORVIS, LLP’s independence. The Audit Committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such service does not impair their independence. Federal securities regulations specify the types of non-audit service that an independent auditor may not provide to us and establish the Audit Committee’s responsibility for administration of the engagement of our independent auditors. During 2022, the Audit Committee pre-approved all services provided to us by our independent auditor.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Part IV of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.

(a)(3) The following exhibits are filed with this Form 10‑K/A:

NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	The following materials from Business First Bancshares, Inc’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Income for each of the three years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements (each previously filed in this Annual Report on Form 10-K (File No. 001-38447), for the year ended December 31, 2022, initially filed on March 2, 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Business First Bancshares, Inc.
Non-GAAP Measures
(Unaudited)

Year Ended
December 31,
(Dollars in thousands, except per share data)	2022

Interest Income:
Interest income	$236,114
Core interest income	236,114
Interest Expense:
Interest expense	36,537
Core interest expense	36,537
Provision for Loan Losses: (b)
Provision for loan losses	10,886
Core provision expense	10,886
Other Income:
Other income	29,310
Losses on former bank premises and equipment	717
Losses on sale of securities	48
Insurance reimbursement of storm expenditures	(687)
Core other income	29,388
Other Expense:
Other expense	149,409
Acquisition-related expenses (2)	(5,178)
Occupancy and bank premises - storm repair	(501)
Core other expense	143,730
Provision for Income Taxes: (1)
Provision for income taxes	14,337
Tax on losses on former bank premises and equipment	151
Tax on losses on sale of securities	10
Tax on insurance reimbursement of storm expenditures	(144)
Tax on acquisition-related expenses (2)	942
Tax on occupancy and bank premises - storm repair	106
Core provision for income taxes	15,402
Preferred Dividends:
Preferred dividends	1,350
Core preferred dividends	1,350
Net Income Available to Common Shareholders:
Net income available to common shareholders	52,905
Losses on former bank premises and equipment, net of tax	566
Losses on sale of securities, net of tax	38
Insurance reimbursement of storm expenditures, net of tax	(543)
Acquisition-related expenses (2), net of tax	4,236
Occupancy and bank premises - storm repair, net of tax	395
Core net income available to common shareholders	$57,597

Average Diluted Common Shares Outstanding	22,817,493

Diluted Earnings Per Common Share:
Diluted earnings per common share	$2.32
Losses on former bank premises and equipment, net of tax	0.02
Losses on sale of securities, net of tax	0.00
Insurance reimbursement of storm expenditures, net of tax	(0.02)
Acquisition-related expenses (2), net of tax	0.19
Occupancy and bank premises -storm repair, net of tax	0.02
Core diluted earnings per common share	$2.52

(1) Tax rates, exclusive of certain nondeductible merger-related expenses, utilized were 21.00% for 2022. These rates approximated the marginal tax rates.
(2) Includes merger and conversion-related expenses and salary and employee benefits.

Business First Bancshares, Inc.
Non-GAAP Measures
(Unaudited)

Year Ended
December 31,
(Dollars in thousands, except per share data)	2022

Total Quarterly/YTD Average Assets	$5,473,508
Total Quarterly/YTD Average Common Equity	$456,388

Net Income Available to Common Shareholders:
Net income available to common shareholders	$52,905
Losses on former bank premises and equipment, net of tax	566
Losses on sale of securities, net of tax	38
Insurance reimbursement of storm expenditures, net of tax	(543)
Acquisition-related expenses, net of tax	4,236
Occupancy and bank premises - storm repair, net of tax	395
Core net income available to common shareholders	$57,597

Return to common shareholders on average assets	0.97%
Core return to common shareholders on average assets	1.05%

Interest Income:
Interest income	$236,114
Core interest income	236,114
Interest Expense:
Interest expense	36,537
Core interest expense	36,537
Other Income:
Other income	29,310
Losses on former bank premises and equipment	717
Losses on sale of securities	48
Insurance reimbursement of storm expenditures	(687)
Core other income	29,388
Other Expense:
Other expense	149,409
Acquisition-related expenses	(5,178)
Occupancy and bank premises - storm repair	(501)
Core other expense	$143,730

Efficiency Ratio:
Other expense (a)	$149,409
Core other expense (c)	$143,730
Net interest and other income (1) (b)	$228,935
Core net interest and other income (1) (d)	$228,965
Efficiency ratio (a/b)	65.26%
Core efficiency ratio (c/d)	62.77%

(1) Excludes gains/losses on sales of securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 1, 2023	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer