Form 10-Q
period 2023-03-31
Business First Bancshares, Inc.
filed 2023-05-04
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the issuer has outstanding 25,319,520 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.        Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and Due from Banks	$159,767	$152,740
Federal Funds Sold	104,250	15,606
Securities Available for Sale, at Fair Values (Amortized Cost of $990,792 at March 31, 2023 and $985,599 at December 31, 2022)	903,945	890,751
Mortgage Loans Held for Sale	423	304
Loans and Lease Receivable, Net of Allowance for Loan Losses of $41,830 at March 31, 2023 and $38,178 at December 31, 2022	4,761,230	4,567,998
Premises and Equipment, Net	64,065	63,177
Accrued Interest Receivable	25,446	25,666
Other Equity Securities	36,739	37,467
Other Real Estate Owned	1,365	1,372
Cash Value of Life Insurance	94,755	91,958
Deferred Taxes	28,680	31,194
Goodwill	88,543	88,543
Core Deposit and Customer Intangible	13,517	14,042
Other Assets	7,256	9,642
Total Assets	$6,289,981	$5,990,460

LIABILITIES
Deposits:
Noninterest Bearing	$1,475,782	$1,549,381
Interest Bearing	3,330,396	3,270,964
Total Deposits	4,806,178	4,820,345
Federal Funds Purchased	14,622	14,057
Securities Sold Under Agreements to Repurchase	16,669	20,208
Short Term Borrowings	9	9
Bank Term Funding Program	310,000	-
Federal Home Loan Bank Borrowings	395,134	410,100
Subordinated Debt	110,596	110,749
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	3,513	2,092
Other Liabilities	30,570	27,419
Total Liabilities	5,692,291	5,409,979

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both March 31, 2023 and December 31, 2022, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,319,520 and 25,110,313 Shares Issued and Outstanding at March 31, 2023 and December 31, 2022, respectively	25,320	25,110
Additional Paid-in Capital	394,677	393,690
Retained Earnings	173,761	163,955
Accumulated Other Comprehensive Loss	(67,998)	(74,204)
Total Shareholders' Equity	597,690	580,481
Total Liabilities and Shareholders' Equity	$6,289,981	$5,990,460

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Interest Income:
Interest and Fees on Loans	$73,768	$40,183
Interest and Dividends on Non-taxable Securities	1,065	1,044
Interest and Dividends on Taxable Securities	3,717	2,800
Interest on Federal Funds Sold and Due From Banks	942	95
Total Interest Income	79,492	44,122
Interest Expense:
Interest on Deposits	18,928	2,263
Interest on Borrowings	7,815	1,384
Total Interest Expense	26,743	3,647
Net Interest Income	52,749	40,475
Provision for Credit Losses	3,222	1,617
Net Interest Income after Provision for Credit Losses	49,527	38,858
Other Income:
Service Charges on Deposit Accounts	2,281	1,805
Loss on Sales of Securities	(1)	(31)
Gain on Sales of Loans	611	65
Other Income	5,497	4,057
Total Other Income	8,388	5,896
Other Expenses:
Salaries and Employee Benefits	23,176	19,703
Occupancy and Equipment Expense	5,001	4,413
Other Expenses	10,502	9,604
Total Other Expenses	38,679	33,720
Income Before Income Taxes	19,236	11,034
Provision for Income Taxes	4,211	2,303
Net Income	15,025	8,731
Preferred Stock Dividends	1,350	-
Net Income Available to Common Shareholders	$13,675	$8,731
Earnings Per Common Share:
Basic	$0.55	$0.42
Diluted	$0.54	$0.41

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Consolidated Net Income	$15,025	$8,731

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	8,001	(48,985)
Unrealized Loss on Share of Other Equity Investments	(134)	(25)
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	1	31
Income Tax Effect	(1,662)	10,402
Other Comprehensive Income (Loss)	6,206	(38,577)
Consolidated Comprehensive Income (Loss)	$21,231	$(29,846)

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2021	$-	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	-	8,731	-	8,731
Other Comprehensive Loss	-	-	-	-	(38,577)	(38,577)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(2,437)	-	(2,437)
Stock Issuance	-	2,070	52,925	-	-	54,995
Stock Based Compensation Cost	-	95	662	-	-	757
Balances at March 31, 2022	$-	$22,565	$345,858	$128,168	$(39,754)	$456,837

Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	15,025	-	15,025
Other Comprehensive Income	-	-	-	-	6,206	6,206
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,042)	-	(3,042)
Stock Based Compensation Cost	-	210	987	-	-	1,197
Balances at March 31, 2023	$71,930	$25,320	$394,677	$173,761	$(67,998)	$597,690

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Consolidated Net Income	$15,025	$8,731
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,222	1,617
Depreciation and Amortization	1,187	1,110
Net Accretion of Purchase Accounting Adjustments	(2,540)	(552)
Stock Based Compensation Cost	1,197	757
Net Amortization of Securities	1,160	1,703
Loss on Sales of Securities	1	31
Gain on Sale of Loans	(161)	(65)
Income on Other Equity Securities	(420)	(12)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(209)	(8)
Increase in Cash Value of Life Insurance	(524)	(370)
Deferred Income Tax Expense (Benefit)	1,073	(345)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	220	2,054
Decrease in Other Assets	2,386	5,587
Increase (Decrease) in Accrued Interest Payable	1,421	(678)
Decrease in Other Liabilities	(100)	(98)
Net Cash Provided by Operating Activities	22,938	19,462

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(30,236)	(46,314)
Proceeds from Maturities / Sales of Securities Available for Sale	6,625	26,351
Proceeds from Paydowns of Securities Available for Sale	17,258	29,348
Net Cash Received in Acquisition	-	163,460
Purchases of Other Equity Securities	(11,351)	(386)
Redemption of Other Equity Securities	12,365	35
Purchase of Life Insurance	(2,273)	-
Net Increase in Loans	(192,107)	(236,533)
Net Purchases of Premises and Equipment	(2,075)	(3,899)
Loss on Disposal of Premises and Equipment	-	717
Proceeds from Sales of Other Real Estate	1,026	196
Net (Increase) Decrease in Federal Funds Sold	(88,644)	159,222
Net Cash Used in (Provided by) Investing Activities	(289,412)	92,197

(CONTINUED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(14,167)	103,241
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(3,539)	4,224
Net Increase in Federal Funds Purchased	565	-
Net Repayments on Federal Home Loan Bank Borrowings	(14,966)	(2,940)
Net Proceeds on Bank Term Funding Program	310,000	-
Proceeds from Issuance of Common Stock	-	(48)
Payment of Dividends on Preferred Stock	(1,350)	-
Payment of Dividends on Common Stock	(3,042)	(2,437)
Net Cash Provided by Financing Activities	273,501	102,040
Net Increase in Cash and Cash Equivalents	7,027	213,699
Cash and Cash Equivalents at Beginning of Period	152,740	68,375
Cash and Cash Equivalents at End of Period	$159,767	$282,074

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$18,015	$2,771
Interest on Borrowings	$7,307	$1,335
Income Tax Payments	$-	$12

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$8,002	$(48,954)
Change in the Unrealized Loss on Equity Securities	$(134)	$(25)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(1,662)	$10,402
Transfer of Loans to Other Real Estate	$810	$130
Acquisitions:
Fair Value of Tangible Assets Acquired	$-	$530,353
Other Intangible Assets Acquired	-	3,875
Liabilities Assumed	-	509,202
Net Identifiable Assets Acquired Over Liabilities Assumed	$-	$25,026

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, b1BANK (the “Bank”), and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and Smith Shellnut Wilson, LLC. The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated.  These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2022.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Critical accounting estimates that are particularly susceptible to significant change for the Company include the determination of the acquired loans and allowance for credit losses and purchase accounting adjustments (other than loans). Other estimates include goodwill, fair value of financial instruments, investment securities and the assessment of income taxes. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in the Company’s markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.

Accounting Standards Adopted in Current Period

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments. This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio, including unfunded credit commitments. Prior to January 1, 2023, the allowance for credit losses was established based on an incurred loss model. Upon the adoption of CECL, certain loan classification and segmentation categories were changed to align with the requirements of the standard and more effectively model the CECL estimate. The updated CECL segmentation is reflected in the disclosures beginning January 1, 2023, and prior period classifications have been adjusted to reflect CECL segmentations. Results from periods prior to January 1, 2023, are presented using the previously applicable GAAP.

Upon adoption of the guidance on  January 1, 2023, the Company recognized an $827,000 reduction to retained earnings, after recording the related deferred tax asset adjustment at our effective tax rate. The Company and b1BANK are subject to various regulatory capital requirements.  Although the federal banking regulatory agencies have provided relief for an initial capital decrease at adoption of the CECL standard, the Company does not intend to opt into the relief as the impact of adoption was not significant to the Company’s regulatory capital.

The adoption of this guidance did not have a material impact on the Company’s available-for-sale securities as most of this portfolio consists of U.S. treasury and agency securities as well as highly rated residential agency mortgage-backed, corporate, and municipal securities. However, any subsequent estimated credit losses are required to be recognized through an allowance for credit losses associated with the applicable securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023.  The standard modifies the criteria for identification of troubled debt restructurings as well as enhancing disclosure requirements. Additionally, the guidance requires vintage table disclosures and presentation of gross write-offs during the current period by year of origination for financing receivables within scope of the standard. The implementation of the standard did not have a material impact of the identification of troubled debt restructurings and the vintage and charge-off disclosures have been presented in the footnotes below.

Allowance for Credit Losses

The Company calculates its allowance for credit losses utilizing a CECL methodology. CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments and for the Company, CECL applies to loans, unfunded commitments, and available for sale securities. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs, inclusive of recoveries. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets. Forecasted economic scenarios are considered over a reasonable and supportable forecast period, currently one year, which incorporates Company and peer historical losses. After the forecast period, the Company reverts to long-term historical loss experience on a straight-line basis over a one-year period, adjusted for the composition of the current loan portfolio, to estimate losses over the remaining lives of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide estimates that take into consideration the customer base of our loan portfolio. Loss estimates also consider factors affecting credit losses not reflected in the model, including trends in the portfolio, credit management and underwriting practices and economic conditions affecting our operating footprint.

The allowance recorded for loan losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and available valuation information, and the remaining term of the loan, adjusted for expected prepayments. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant changes in portfolio composition, lending policies, underwriting standards, risk management practices or economic conditions that would affect the accuracy of the model. The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio. Expected loan loss estimates also include consideration of expected cash recoveries on loans previously charged-off, or expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral. The allowance recorded for individually evaluated loans is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or when repayment is expected through the sale of collateral, the fair value of the collateral, less selling costs, for collateral-dependent loans.

The Company has elected to exclude accrued interest receivable from the amortized cost basis on its loan portfolio. The Company has also elected to not measure an allowance for credit losses on accrued interest for loans held-for-investment based on its policy to write off uncollectible interest in a timely manner, which occurs when a loan is placed on nonaccrual status. Generally, such elections are made no later than 90 days after a loan has become past due, although certain loans accrue interest after 90 days based on management’s evaluation of the borrower’s ability to continue making contractual payments. Such write offs are recognized as a reduction of interest income. Accrued interest receivable for the loan portfolio is included within accrued interest receivable in the consolidated balance sheets.

Purchased Loans

Beginning January 1, 2023, when a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration (“PCD”), and those not considered purchased with more-than-insignificant credit deterioration (“non-PCD”). The allowance established utilizes the same risk factors discussed above for our non-acquired allowance. The allowance established for non-PCD loans is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to acquired loans are recognized through provision expense, with future charge-offs recorded to the allowance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

The adoption of this guidance did not have a material impact on the Company’s available-for-sale securities as most of this portfolio consists of U.S. treasury and agency securities as well as highly rated residential agency mortgage-backed, corporate and municipal securities. However, any subsequent estimated credit losses are required to be recognized through an allowance for credit losses associated with the applicable securities.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses on Securities

In conjunction with the adoption of CECL, the Company also evaluates its securities portfolio for credit losses, as the CECL update modifies the debt security credit impairment model to recognize an allowance for estimated credit losses. Similar to the election on the loan portfolio, the Company has elected to exclude accrued interest receivable from the amortized cost basis of its investment portfolio analysis. Based on our assessments, expected credit losses were negligible and therefore, no allowance for credit losses was recorded.

Beginning January 1, 2023, the Company evaluates its available for sale securities portfolio on a quarterly basis for potential credit-related impairment. The Company assesses potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized costs basis, the Company reviews the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities the Company intends to sell or is more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities the Company does not intend to sell or is not more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

Accounting Standards Not Yet Adopted

None

Note 2 – Reclassifications –

Certain reclassifications may have been made to conform to the classifications adopted for reporting in 2023. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

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

The Company has recorded approximately $103,000 and $5.2 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2023, and year ended December 31, 2022.

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

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$15,025	$8,731
Less: Preferred Stock Dividends	1,350	-
Net Income Available to Common Shares	$13,675	$8,731
Denominator:
Weighted Average Common Shares Outstanding	24,979,955	21,019,716
Dilutive Effect of Stock Options and RSAs	242,353	142,766
Weighted Average Dilutive Common Shares	25,222,308	21,162,482

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.55	$0.42

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.54	$0.41

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of March 31, 2023, and December 31, 2022 are summarized as follows:

	March 31, 2023
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,758	$-	$2,201	$30,557
U.S. Government Agencies	50,271	-	2,352	47,919
Corporate Securities	49,334	34	4,817	44,551
Mortgage-Backed Securities	511,688	410	48,568	463,530
Municipal Securities	346,741	172	29,525	317,388
Total Securities Available for Sale	$990,792	$616	$87,463	$903,945

	December 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,783	$-	$2,668	$30,115
U.S. Government Agencies	50,288	-	2,916	47,372
Corporate Securities	48,475	25	2,496	46,004
Mortgage-Backed Securities	506,671	267	55,213	451,725
Municipal Securities	347,382	11	31,858	315,535
Total Securities Available for Sale	$985,599	$303	$95,151	$890,751

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time in a continued unrealized loss position.

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$30,557	$2,201	$30,557	$2,201
U.S. Government Agencies	24,565	435	23,354	1,917	47,919	2,352
Corporate Securities	30,041	3,183	12,604	1,634	42,645	4,817
Mortgage-Backed Securities	61,797	2,107	381,582	46,461	443,379	48,568
Municipal Securities	42,766	3,005	251,369	26,520	294,135	29,525
Total Securities Available for Sale	$159,169	$8,730	$699,466	$78,733	$858,635	$87,463

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,702	$374	$20,413	$2,294	$30,115	$2,668
U.S. Government Agencies	24,405	595	22,967	2,321	47,372	2,916
Corporate Securities	19,564	1,359	6,385	1,137	25,949	2,496
Mortgage-Backed Securities	115,692	7,473	324,043	47,740	439,735	55,213
Municipal Securities	143,035	10,206	131,944	21,652	274,979	31,858
Total Securities Available for Sale	$312,398	$20,007	$505,752	$75,144	$818,150	$95,151

As of March 31, 2023, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis.  Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.

For the period ended December 31, 2022, management evaluated securities for other than temporary impairment. Consideration was given to the extent and length of time the fair value had been below cost, the reasons for the decline in value, and the Company’s intent to sell a security or whether it was more likely than not that the Company would be required to sell the security before the recovery of its amortized cost. The Company utilized a process to identify securities that could potentially have a credit impairment that was other than temporary. The process involved evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. The Company determined no other than temporary impairment existed at December 31, 2022.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of March 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$26,354	$25,867
One to Five Years	230,411	217,915
Over Five to Ten Years	370,113	334,796
Over Ten Years	363,914	325,367
Total Securities Available for Sale	$990,792	$903,945

At March 31, 2023, the Company had pledged securities with a fair value of $397.8 million against our public deposit and repurchase agreements, and $290.7 million against our Bank Term Funding Program facility.

At March 31, 2023 and December 31, 2022, accrued interest receivable on securities was $3.7 million and $4.4 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,055,500	$2,020,406
Construction	787,634	722,074
Residential	659,967	656,378
Total Real Estate Loans	3,503,101	3,398,858
Commercial	1,239,333	1,153,873
Consumer and Other	60,626	53,445
Total Loans Held for Investment	4,803,060	4,606,176

Less:
Allowance for Loan Losses	(41,830)	(38,178)
Net Loans	$4,761,230	$4,567,998

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2023 and December 31, 2022.

Net deferred loan origination fees were $13.6 million and $13.1 million at March 31, 2023 and December 31, 2022, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2023 and December 31, 2022, overdrafts of $884,000 and $2.0 million, respectively, have been reclassified to loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $717.1 million and $683.3 million at March 31, 2023 and December 31, 2022, respectively. The Company had servicing rights of $1.6 million and $1.7 million recorded as of March 31, 2023, and December 31, 2022, respectively, and is recorded within other assets.

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general market areas throughout Louisiana and Texas. Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

Portfolio Segments and Risk Factors

The loan portfolio is disaggregated into portfolio segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally a disaggregation of a portfolio segment. The Company's loan portfolio segments are Real Estate, Commercial, and Consumer and Other. The classes and risk characteristics of each segment are discussed in more detail below. The segmentation and disaggregation of the portfolio is part of the ongoing credit monitoring process.

Real Estate Portfolio Segment

Real Estate: Commercial loans are extensions of credit secured by owner-occupied and non-owner-occupied collateral. Repayment is generally dependent on the successful operations of the property. General economic conditions  may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends. Real estate commercial loans also include farmland loans that can be, or are, used for agricultural purposes. These loans are usually repaid through permanent financing, cash flow from the borrower’s ongoing operations, development of the property, or sale of the property.

Real Estate: Construction loans include loans to small-to-midsized businesses to construct owner-occupied properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in the Company’s market areas. Risks associated with these loans include fluctuations in the value of real estate, project completion risk and changes in market trends. The Company is also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which  may be affected by changes in secondary market terms and criteria for permanent financing since the time that the Company funded the loan.

Real Estate: Residential loans include first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. The Company is exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. Real estate residential loans also include multi-family residential loans originated to provide permanent financing for multi-family residential income producing properties.  Repayment of these loans primarily relies on successful rental and management of the property.

Commercial Portfolio Segment

Commercial loans include general commercial and industrial, or C&I, loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion, and development loans, borrowing base loans, letters of credit and other loan products, primarily in the Company’s target markets that are underwritten based on the borrower’s ability to service the debt from income. Commercial loan risk is derived from the expectation that such loans generally are serviced principally from the operations of the business, and those operations  may not be successful. Any interruption or discontinuance of operating cash flows from the business, which  may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consumer and Other Portfolio Segment

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

The following table sets forth, as of March 31, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2023
	(Dollars in thousands)
	Real Estate:	Real Estate:	Real Estate:		Consumer
	Commercial	Construction	Residential	Commercial	and Other	Total
Allowance for Loan Losses:
Beginning Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Adoption of ASU 2016-13	4,823	933	(365)	(2,483)	(248)	2,660
Beginning Balance After Adoption	19,525	6,701	4,989	9,238	385	40,838
Charge-offs	(1,808)	(1)	(9)	(235)	(225)	(2,278)
Recoveries	11	-	5	34	53	103
Provision	422	1,717	31	1,013	(16)	3,167
Ending Balance	$18,150	$8,417	$5,016	$10,050	$197	$41,830

Reserve for Unfunded Loan Commitments:
Beginning Balance	$220	$137	$13	$229	$6	$605
Adoption of ASU 2016-13	116	2,113	190	657	121	3,197
Beginning Balance After Adoption	336	2,250	203	886	127	3,802
Provision	(1)	(59)	16	188	(89)	55
Ending Balance	$335	$2,191	$219	$1,074	$38	$3,857

Total Allowance for Credit Losses	$18,485	$10,608	$5,235	$11,124	$235	$45,687

Included within the above allowance are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	March 31, 2023		January 1, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$519	$-	$3,008	$1,915
Construction	2,348	539	1,424	513
Residential	1,640	-	1,558	3
Total Real Estate Loans	4,507	539	5,990	2,431
Commercial	2,945	1,772	6,096	1,779
Consumer and Other	-	-	-	-
Total	7,452	2,311	12,086	4,210

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, as of December 31, 2022 (prior to the adoption of ASU 2016-13), the balance of the allowance for credit losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	December 31, 2022
	(Dollars in thousands)
	Real Estate:	Real Estate:	Real Estate:		Consumer
	Commercial	Construction	Residential	Commercial	and Other	Total
Allowance for Loan Losses:
Beginning Balance	$10,515	$4,498	$4,565	$9,016	$518	$29,112
Charge-offs	(51)	(16)	(191)	(2,139)	(424)	(2,821)
Recoveries	50	25	20	739	167	1,001
Provision	4,188	1,261	960	4,105	372	10,886
Ending Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Ending Balance:
Individually Evaluated for Impairment	$59	$21	$99	$2,020	$15	$2,214
Collectively Evaluated for Impairment	$14,643	$5,747	$5,255	$9,701	$618	$35,964
Purchased Credit Impaired	$-	$-	$-	$-	$-	$-
Loans Receivable:
Ending Balance	$2,020,406	$722,074	$656,378	$1,153,873	$53,445	$4,606,176
Ending Balance:
Individually Evaluated for Impairment	$3,053	$992	$4,028	$6,442	$192	$14,707
Collectively Evaluated for Impairment	$1,989,831	$720,129	$637,195	$1,141,957	$52,570	$4,541,682
Purchased Credit Impaired	$27,522	$953	$15,155	$5,474	$683	$49,787

Credit Quality Indicators

We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 10 to 80. Individual loan officers review updated financial information for all pass grade loans to reassess the risk grade, generally on at least an annual basis. When a loan has a risk grade of 60, it is still considered a pass grade loan; however, it is considered to be on management’s “watch list,” and subject to additional and more frequent monitoring by both the loan officer and senior credit and risk personnel. When a loan has a risk grade of 70 or higher, a special assets officer monitors the loan on an on-going basis.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of March 31, 2023:

	March 31, 2023
		Criticized
	Pass	Special Mention	Substandard	Doubtful	Loss		Current Period
	(Risk Grade 10-45)	(Risk Grade 50)	(Risk Grade 60)	(Risk Grade 70)	(Risk Grade 80)	Total	Charge-offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2023	$62,427	$-	$-	$-	$-	$62,427	$-
Originated in 2022	713,306	-	-	-	-	713,306	-
Originated in 2021	420,946	6,142	279	-	-	427,367	357
Originated in 2020	162,081	3,381	13	-	-	165,475	-
Originated in 2019	151,894	10,045	136	970	-	163,045	1,451
Originated Prior to 2019	438,423	13,789	7,117	499	-	459,828	-
Revolving	63,355	295	402	-	-	64,052	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,012,432	$33,652	$7,947	$1,469	$-	$2,055,500	$1,808

Real Estate: Construction
Originated in 2023	$23,186	$-	$-	$-	$-	$23,186	$-
Originated in 2022	378,678	2,976	31	-	-	381,685	-
Originated in 2021	199,743	-	1,016	-	-	200,759	-
Originated in 2020	63,804	32	-	-	-	63,836	-
Originated in 2019	32,180	-	1,519	-	-	33,699	-
Originated Prior to 2019	27,891	449	508	347	-	29,195	1
Revolving	55,274	-	-	-	-	55,274	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$780,756	$3,457	$3,074	$347	$-	$787,634	$1

Real Estate: Residential
Originated in 2023	$19,390	$-	$126	$-	$-	$19,516	$-
Originated in 2022	164,468	352	22	19	-	164,861	-
Originated in 2021	111,175	122	739	-	-	112,036	-
Originated in 2020	73,184	169	774	169	-	74,296	-
Originated in 2019	64,754	357	979	132	-	66,222	-
Originated Prior to 2019	113,989	1,215	5,305	398	-	120,907	8
Revolving	101,500	-	629	-	-	102,129	1
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Residential	$648,460	$2,215	$8,574	$718	$-	$659,967	$9

Commercial
Originated in 2023	$90,383	$47	$3	$-	$-	$90,433	$-
Originated in 2022	314,462	361	708	-	-	315,531	-
Originated in 2021	166,739	6,570	324	276	-	173,909	15
Originated in 2020	63,278	4,486	483	47	-	68,294	-
Originated in 2019	44,745	389	1,519	1,714	-	48,367	19
Originated Prior to 2019	74,449	1,054	3,261	362	-	79,126	-
Revolving	459,054	3,991	600	28	-	463,673	201
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,213,110	$16,898	$6,898	$2,427	$-	$1,239,333	$235

Consumer and Other
Originated in 2023	$3,408	$-	$-	$-	$-	$3,408	$-
Originated in 2022	11,249	-	4	-	-	11,253	128
Originated in 2021	5,588	-	88	-	-	5,676	13
Originated in 2020	2,973	-	107	-	-	3,080	3
Originated in 2019	2,986	-	80	-	-	3,066	3
Originated Prior to 2019	3,933	-	107	-	-	4,040	31
Revolving	29,941	145	17	-	-	30,103	47
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Consumer and Other	$60,078	$145	$403	$-	$-	$60,626	$225

Total Loans	$4,714,836	$56,367	$26,896	$4,961	$-	$4,803,060	$2,278

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of December 31, 2022 (prior to the adoption of ASU 2016-13):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful
	(Risk Grade 10-45)	(Risk Grade 50)	(Risk Grade 60)	(Risk Grade 70)	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of March 31, 2023, and December 31, 2022, loan balances outstanding more than 90 days past due and still accruing interest amounted to $127,000 and $335,000, respectively. As of March 31, 2023, and December 31, 2022, loan balances outstanding on nonaccrual status amounted to $17.0 million and $11.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of March 31, 2023, and December 31, 2022. For the year ended December 31, 2022, past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as prior to the adoption of CECL, the Company accreted interest income over the expected life of the loans. With the adoption of CECL and deconstruction of acquired impaired accounting, those amounts are no longer excluded for the period ended March 31, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aged Analysis of Past Due Loans Receivable

	March 31, 2023
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$1,054	$4,089	$1,784	$6,927	$2,048,573	$2,055,500	$20
Construction	510	254	1,869	2,633	785,001	787,634	23
Residential	2,694	612	2,852	6,158	653,809	659,967	15
Total Real Estate Loans	4,258	4,955	6,505	15,718	3,487,383	3,503,101	58
Commercial	517	654	3,230	4,401	1,234,932	1,239,333	50
Consumer and Other	376	56	195	627	59,999	60,626	19
Total	$5,151	$5,665	$9,930	$20,746	$4,782,314	$4,803,060	$127

	December 31, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$1,491	$210	$1,681	$3,382	$2,017,024	$2,020,406	$98
Construction	320	41	638	999	721,075	722,074	-
Residential	1,590	423	1,781	3,794	652,584	656,378	-
Total Real Estate Loans	3,401	674	4,100	8,175	3,390,683	3,398,858	98
Commercial	1,183	1,934	2,186	5,303	1,148,570	1,153,873	222
Consumer and Other	295	28	182	505	52,940	53,445	15
Total	$4,879	$2,636	$6,468	$13,983	$4,592,193	$4,606,176	$335

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASU 2016-13, the Company eliminated the pooling of purchased impaired credit loans. As a result, $7.0 million of purchased credit deterioration loans were recognized as non-accrual loans as of January 1, 2023. The following table presents non-accrual loans by segment as of March 31, 2023, January 1, 2023, and December 31, 2022, respectively.

	March 31,	January 1,	December 31,
	2023	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$3,231	$5,847	$2,644
Construction	2,335	2,421	992
Residential	6,867	6,518	4,080
Total Real Estate Loans	12,433	14,786	7,716
Commercial	4,282	3,045	3,150
Consumer and Other	237	257	188
Total	$16,952	$18,088	$11,054

Accrued interest receivable of $5.1 million and $5.4 million was outstanding as of March 31, 2023, and December 31, 2022, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.

At March 31, 2023 and December 31, 2022, accrued interest receivable on loans was $21.7 million and $21.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long Term Debt –

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028. Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche is currently redeemable at the Company’s option. These notes carry an aggregate $2.8 million fair value adjustment as of March 31, 2023.

Note 8 – Bank Term Funding Program (“BTFP”) –

On March 12, 2023, the Federal Reserve Board developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $310.0 million and pledged securities totaling at March 31, 2023. The securities pledged had a fair value of $290.7 million and remaining par value of $319.4 million at March 31, 2023.

Note 9 – Federal Home Loan Bank (“FHLB”) Borrowings –

The Company had outstanding advances from the FHLB of $395.1 million and $410.1 million as of March 31, 2023, and December 31, 2022, respectively, consisting of:

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at March 31, 2023 and December 31, 2022 was $44.3 million and $47.2 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.

One short term, overnight, fixed rate loan of $230.0 million at March 31, 2023, with interest at 5.00%. Principal and interest was due, paid and partially renewed, at maturity in April 2023.

On short term, overnight, fixed rate loan of $20.0 million at March 31, 2023, with interest at 5.10%. Principal and interest was due, and paid, at maturity in April 2023.

One fixed rate loan of $875,000 at both March 31, 2023, and December 31, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan of $100.0 million at both March 31, 2023, and December 31, 2022, with interest at 3.53% paid monthly. Principal is due at maturity in October 2027. This advance has put options beginning in October 2023.

One short term, seven-day, fixed rate loan of $262.0 million at December 31, 2022, with interest at 4.55%. Principal and interest was due, paid and renewed, at maturity in January 2023. This loan was rolled into the $230.0 million short term, overnight, fixed rate loan outstanding at March 31, 2023.

The Company had an additional $1.4 billion remaining on the FHLB line availability at March 31, 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $1.4 million and $881,000 for the three months ended March 31, 2023, and 2022, respectively. At March 31, 2023, the Company had a weighted average lease term of 5.9 years and a weighted average discount rate of 2.64%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2023 through March 31, 2024	$3,098
April 1, 2024 through March 31, 2025	3,761
April 1, 2025 through March 31, 2026	2,735
April 1, 2026 through March 31, 2027	2,182
April 1, 2027 through March 31, 2028	2,065
April 1, 2028 and Thereafter	4,298
Total Future Minimum Lease Payments	18,139
Less Imputed Interest	(1,407)
Present Value of Lease Liabilities	$16,732

Note 11 – Commitments and Contingencies –

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.3 billion and $1.3 billion, and standby and commercial letters of credit of approximately $43.4 million and $45.5 million at March 31, 2023 and December 31, 2022, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.9 million and $605,000 at March 31, 2023 and December 31, 2022, respectively.

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Preferred Stock –

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock will be entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $18.75 per share were paid during both the three months ended March 31, 2023, and the year ended December 31, 2022.

Note 13 – Fair Value of Financial Instruments –

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2023, and December 31, 2022. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.  The Company transferred $33.2 million of securities from Level 3 to Level 2 fair value measurement designation for the quarter ended March 31, 2023.  Prior to March 31, 2023, the securities were not valued using observable market data.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2023
Available for Sale:
U.S. Treasury Securities	$30,557	$-	$30,557	$-
U.S. Government Agency Securities	47,919	-	47,919	-
Corporate Securities	44,551	-	43,561	990
Mortgage-Backed Securities	463,530	-	463,530	-
Municipal Securities	317,388	-	317,388	-
Loans Held for Sale	423	-	423	-
Total	$904,368	$-	$903,378	$990

December 31, 2022
Available for Sale:
U.S. Treasury Securities	$30,115	$-	$30,115	$-
U.S. Government Agency Securities	47,372	-	47,372	-
Corporate Securities	46,004	-	27,004	19,000
Mortgage-Backed Securities	451,725	-	451,725	-
Municipal Securities	315,535	-	280,767	34,768
Loans Held for Sale	304	-	304	-
Total	$891,055	$-	$837,287	$53,768

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2023
Assets:
Impaired Loans	$6,986	$-	$-	$6,986
Servicing Rights	2,270	-	2,270	-
Other Nonperforming Assets	1,422	-	-	1,422
Total	$10,678	$-	$2,270	$8,408

December 31, 2022
Assets:
Impaired Loans	$16,816	$-	$-	$16,816
Servicing Rights	2,327	-	2,327	-
Other Nonperforming Assets	1,434	-	-	1,434
Total	$20,577	$-	$2,327	$18,250

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

Loans – The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for credit losses, which was used to measure the credit risk, is subtracted from loans.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2023, and December 31, 2022 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2023
Financial Assets:
Cash and Short-Term Investments	$264,017	$264,017	$264,017	$-	$-
Securities	903,945	903,945	-	902,955	990
Loans Held for Sale	423	423	-	423	-
Loans - Net	4,761,230	4,648,503	-	-	4,648,503
Servicing Rights	1,587	2,270	-	2,270	-
Cash Value of BOLI	94,755	94,755	-	94,755	-
Other Equity Securities	36,739	36,739	-	-	36,739
Total	$6,062,696	$5,950,652	$264,017	$1,000,403	$4,686,232

Financial Liabilities:
Deposits	$4,806,178	$4,800,250	$-	$-	$4,800,250
Borrowings	852,030	828,928	-	828,928	-
Total	$5,658,208	$5,629,178	$-	$828,928	$4,800,250

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Financial Assets:
Cash and Short-Term Investments	$168,346	$168,346	$168,346	$-	$-
Securities	890,751	890,751	-	836,983	53,768
Loans Held for Sale	304	304	-	304	-
Loans - Net	4,567,998	4,443,577	-	-	4,443,577
Servicing Rights	1,712	2,327	-	2,327	-
Cash Value of BOLI	91,958	91,958	-	91,958	-
Other Equity Securities	37,467	37,467	-	-	37,467
Total	$5,758,536	$5,634,730	$168,346	$931,572	$4,534,812

Financial Liabilities:
Deposits	$4,820,345	$4,810,263	$-	$-	$4,810,263
Borrowings	560,123	544,564	-	544,564	-
Total	$5,380,468	$5,354,827	$-	$544,564	$4,810,263

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events –

On April 11, 2023, the Company participated in the Federal Reserve Bank’s (FRB) discount window. The Company opened two lines of credit on April 11, 2023, totaling $949.5 million and are collateralized by commercial and agricultural loans. These lines of credit are short-term and limited to a maximum of 90 days. As of the date of this report, the Company has not drawn on these lines.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2022 to March 31, 2023, and its results of operations for the three months ended March 31, 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of March 31, 2023, we had total assets of $6.3 billion, total loans of $4.8 billion, total deposits of $4.8 billion, and total shareholders’ equity of $597.7 million.

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

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and pledged securities with a remaining par value of $319.4 million as of March 31, 2023.  The Bank had outstanding debt of $310.0 million at March 31, 2023.

Federal Reserve Bank’s Discount Window

On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $949.5 million, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.

Changes in Critical Accounting Policies and Critical Accounting Estimates

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments. This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses. The allowance for credit losses is considered a critical accounting policy and a critical accounting estimate. The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio, including unfunded credit commitments. Prior to January 1, 2023, the allowance for credit losses was established based on an incurred loss model. Upon the adoption of CECL, certain loan classification and segmentation categories were changed to align with the requirements of the standard and more effectively model the CECL estimate. The updated CECL segmentation is reflected in the disclosures beginning January 1, 2023, and prior period classifications have been adjusted to reflect CECL segmentations. Results from periods prior to January 1, 2023, are presented using the previously applicable GAAP. For more information see Note 1 and Note 6 to the consolidated financial statements contained in this report.

Financial Highlights

The financial highlights as of and for the three months ended March 31, 2023, include:

•	Total assets of $6.3 billion, a $299.5 million, or 5.0%, increase from December 31, 2022.

•	Total loans held for investment of $4.8 billion, a $196.9 million, or 4.3%, increase from December 31, 2022.

•	Total deposits of $4.8 billion, a $14.2 million, or 0.3%, decrease from December 31, 2022.

•	Net income of $13.7 million for the three months ended March 31, 2023, a $4.9 million, or 56.6%, increase from the three months ended March 31, 2022.

•	Net interest income of $52.7 million for the three months ended March 31, 2023, an increase of $12.3 million, or 30.3%, from the three months ended March 31, 2022.

•

Allowance for loan losses of 0.87% of total loans held for investment, compared to 0.83% as of December 31, 2022, and a ratio of nonperforming loans to total loans held for investment of 0.36%, compared to 0.25% as of December 31, 2022.

•

Earnings per common share for the first three months of 2023 of $0.55 per basic common share and $0.54 per diluted common share, compared to $0.42 per basic common share and $0.41 per diluted common share for the first three months of 2022.

•	Return on average assets of 0.91% over the first three months of 2023, compared to 0.72% for the first three months of 2022.

•	Return on average equity of 10.73% over the first three months of 2023, compared to 7.94% for the first three months of 2022.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.31%, 8.59%, 9.93% and 12.61%, respectively, compared to 9.49%, 8.68%, 10.07% and 12.75% at December 31, 2022.

•	Book value per common share of $20.77, an increase of 2.6% from $20.25 at December 31, 2022.

Results of Operations for the Three Months Ended March 31, 2023, and 2022

Performance Summary

For the three months ended March 31, 2023, net income was $13.7 million, or $0.55 per basic common share and $0.54 per diluted common share, compared to net income of $8.7 million, or $0.42 per basic common share and $0.41 per diluted common share, for the three months ended March 31, 2022. Return on average assets, on an annualized basis, increased to 0.91% for the three months ended March 31, 2023, from 0.72% for the three months ended March 31, 2022. Return on average equity, on an annualized basis, increased to 10.73% for the three months ended March 31, 2023, as compared to 7.94% for the three months ended March 31, 2022.

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

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a monthly average, and average yield/rate utilizing an actual 365-day count convention.

For the three months ended March 31, 2023, net interest income totaled $52.7 million, and net interest margin and net interest spread were 3.75% and 2.96%, respectively, compared to $40.5 million, 3.56%, and 3.40%, respectively, for the three months ended March 31, 2022. The average yield on the loan portfolio was 6.34% for the three months ended March 31, 2023, compared to 4.81% for the three months ended March 31, 2022, and the average yield on total interest-earning assets was 5.65% for the three months ended March 31, 2023, compared to 3.88% for the three months ended March 31, 2022. For the three months ended March 31, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 164 basis points compared to the three months ended March 31, 2022, primarily due to the federal reserve increasing rates during 2022 and 2023.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2023, and 2022, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Prior to January 1, 2023, and the adoption of ASU 2016-13, acquired impaired loans accreted interest income based on their estimated expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$4,719,906	$73,768	6.34%	$3,386,050	$40,183	4.81%
Securities	927,491	4,782	2.09	1,005,252	3,844	1.55
Interest-bearing deposits in other banks	57,478	942	6.65	221,148	95	0.17
Total interest-earning assets	5,704,875	79,492	5.65	4,612,450	44,122	3.88
Allowance for loan losses	(41,533)			(29,260)
Noninterest-earning assets	459,721			336,915
Total assets	$6,123,063	$79,492		$4,920,105	$44,122
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,339,493	$18,928	2.30%	$2,882,838	$2,263	0.32%
Subordinated debt	110,647	1,389	5.09	91,354	1,115	4.95
Subordinated debt - trust preferred securities	5,000	98	7.95	5,000	42	3.41
Bank Term Funding Program	34,444	380	4.47	-	-	-
Advances from FHLB	517,934	5,842	4.57	80,375	223	1.13
Other borrowings	20,895	106	2.06	19,666	4	0.08
Total interest-bearing liabilities	4,028,413	26,743	2.69	3,079,233	3,647	0.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,473,186			1,370,015
Other liabilities	32,875			24,854
Total noninterest-bearing liabilities	1,506,061			1,394,869
Shareholders' equity:
Common shareholders' equity	516,659			446,003
Preferred equity	71,930			-
Total shareholders' equity	588,589			446,003
Total liabilities and shareholders' equity	$6,123,063			$4,920,105
Net interest rate spread (1)			2.96%			3.40%
Net interest income		$52,749			$40,475
Net interest margin (2)			3.75%			3.56%
Overall cost of funds			1.97%			0.33%

(1) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2) Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For the purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$20,847	$12,738	$33,585
Securities	(401)	1,339	938
Interest-bearing deposits in other banks	(2,682)	3,529	847
Total increase in interest income	$17,764	$17,606	$35,370
Interest-bearing liabilities:
Interest-bearing deposits	$2,588	$14,077	$16,665
Subordinated debt	242	32	274
Subordinated debt - trust preferred securities	-	56	56
Bank Term Funding Program	380	-	380
Advances from FHLB	4,935	684	5,619
Other borrowings	6	96	102
Total increase in interest expense	8,151	14,945	23,096
Increase (decrease) in net interest income	$9,613	$2,661	$12,274

Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $3.2 million for the three months ended March 31, 2023, and $1.6 million for the same period in 2022. The higher provision for the three months ended March 31, 2023, compared to the same period in 2022 relates primarily to an increase in the loan portfolio as well as the change in our accounting methodology due to the adoption of the CECL standard.

Noninterest Income (“Other Income”)

Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions and pass-through income from other investments (small business investment company (“SBIC”) partnerships and fintech technology (“Fintech”) funds). The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,281	$1,805	$476
Debit card and ATM fee income	1,570	1,501	69
Bank-owned life insurance income	524	369	155
Gain on sales of loans	611	65	546
Loss on sales of investment securities	(1)	(31)	30
Fees and brokerage commissions	1,813	1,835	(22)
Mortgage origination income	74	209	(135)
Correspondent bank income	37	4	33
Gain on sales of other real estate owned	209	8	201
Loss on sales / disposals of other assets	(5)	(717)	712
Pass-through income from other investments	173	115	58
Other	1,102	733	369
Total noninterest income	$8,388	$5,896	$2,492

Total noninterest income increased $2.5 million, or 42.3%, from the three months ended March 31, 2022.  The increase was primarily due to the increase in service charges of $476,000, or 26.4%, primarily due to the acquisition of TCBI, the increase in the gain on sales of loans of $546,000, or 840%, primarily due to the sale of small business administration (“SBA”) loans and the reduction of $717,000 relating to the disposal of former branch equipment in 2022.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$23,176	$19,703	$3,473
Non-staff expenses:
Occupancy of bank premises	2,297	2,052	245
Depreciation and amortization	1,710	1,569	141
Data processing	1,485	2,116	(631)
FDIC assessment fees	933	743	190
Legal and professional fees	613	543	70
Advertising and promotions	1,148	531	617
Utilities and communications	721	779	(58)
Ad valorem shares tax	965	813	152
Directors' fees	269	202	67
Other real estate owned expenses and write-downs	130	14	116
Merger and conversion related expenses	103	811	(708)
Other	5,129	3,844	1,285
Total noninterest expense	$38,679	$33,720	$4,959

Total noninterest expense increased $5.0 million, or 14.7%, from the three months ended March 31, 2022, primarily attributed to $3.5 million increase in salaries and employee benefits due to the acquisition of TCBI and additional staffing.

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

For the three months ended March 31, 2023, income tax expense totaled $4.2 million, an increase of $1.9 million, or 82.8%, compared to $2.3 million for the same period in 2022. Our effective tax rates for the three months ended March 31, 2023, and 2022 were 21.9% and 20.9%, respectively. Our income tax rate expense for the three months ended March 31, 2023, was impacted by shortfalls related to restricted stock awards which vested during the quarter. Both periods were affected primarily by tax-exempt income generated by municipal securities, bank-owned life insurance and by other nondeductible expenses (including acquisition-related expenses).

Financial Condition

Our total assets increased $299.5 million, or 5.0%, from December 31, 2022, to March 31, 2023, due primarily from the increase in our loan portfolio.

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

As of March 31, 2023, total loans, excluding mortgage loans held for sale, were $4.8 billion, an increase of $196.9 million, or 4.3%, compared to $4.6 billion as of December 31, 2022. The increase was primarily due to our Dallas/Fort Worth and New Orleans regions which accounted for 67.3% of the quarterly loan growth. Additionally, $423,000, and $304,000 in loans were classified as loans held for sale as of March 31, 2023, and December 31, 2022, respectively.

Total loans held for investment as a percentage of total deposits were 99.9% and 95.6% as of March 31, 2023, and December 31, 2022, respectively. Total loans held for investment as a percentage of total assets were 76.4% and 76.9% as of March 31, 2023, and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2023 (Unaudited)		As of December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,055,500	42.8%	$2,020,406	43.9%
Construction	787,634	16.4	722,074	15.7
Residential	659,967	13.7	656,378	14.2
Total Real Estate Loans	3,503,101	72.9	3,398,858	73.8
Commercial	1,239,333	25.8	1,153,873	25.0
Consumer and Other	60,626	1.3	53,445	1.2
Total loans held for investment	$4,803,060	100.0%	$4,606,176	100.0%

SBA Paycheck Protection Program (“PPP”) loans accounted for $1.8 million and $2.8 million of the commercial portfolio as of March 31, 2023, and December 31, 2022, respectively.

Real Estate: Commercial loans are extensions of credit secured by owner-occupied and non-owner-occupied collateral. Repayment is generally dependent on the successful operations of the property. General economic conditions may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends. Real estate commercial loans also include farmland loans that can be, or are, used for agricultural purposes. These loans are usually repaid through permanent financing, cash flow from the borrower’s ongoing operations, development of the property, or sale of the property.

Real Estate: Commercial loans increased $35.1 million, or 1.7%, to $2.1 billion as of March 31, 2023, from $2.0 billion as of December 31, 2022.

Real Estate: Construction loans include loans to small-to-midsized businesses to construct owner-occupied properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single-family homes in our market areas. Risks associated with these loans include fluctuations in the value of real estate, project completion risk and changes in market trends. We are also exposed to risk based on the ability of the construction loan borrower to finance the loan or sell the property upon completion of the project, which may be affected by changes in secondary market terms and criteria for permanent financing since the time we funded the loan.

Real Estate: Construction loans increased $65.6 million, or 9.1%, to $787.6 million as of March 31, 2023, from $722.1 million as of December 31, 2022.

Real Estate: Residential loans include first and second lien 1-4 family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. The Company is exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness, or other personal hardship. Real estate residential loans also include multi-family residential loans originated to provide permanent financing for multi-family residential income producing properties.  Repayment of these loans primarily relies on successful rental and management of the property.

Real Estate: Residential loans increased $3.6 million, or 0.5%, to $660.0 million as of March 31, 2023, from $656.4 million as of December 31, 2022.

Commercial loans include general commercial and industrial, or C&I, loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion, and development loans, borrowing base loans, letters of credit and other loan products, primarily in the Company’s target markets that are underwritten based on the borrower’s ability to service the debt from income. Commercial loan risk is derived from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.

Commercial loans increased $85.5 million, or 7.4%, to $1.2 billion as of March 31, 2023, from $1.2 billion as of December 31, 2022.

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

Consumer and other loans increased $7.2 million, or 13.4%, to $61,000 as of March 31, 2023, from $53,000 as of December 31, 2022.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$243,750	$1,053,860	$642,501	$115,389	$2,055,500
Construction	306,822	396,485	75,573	8,754	787,634
Residential	72,207	376,684	151,732	59,344	659,967
Total Real Estate Loans	622,779	1,827,029	869,806	183,487	3,503,101
Commercial	469,021	523,013	246,504	795	1,239,333
Consumer and Other	30,140	25,580	4,698	208	60,626
Total loans held for investment	$1,121,940	$2,375,622	$1,121,008	$184,490	$4,803,060

Fixed rate loans:
Real Estate Loans:
Commercial	$145,513	$931,032	$501,574	$15,168	$1,593,287
Construction	94,596	255,379	42,850	5,272	398,097
Residential	44,024	328,590	93,289	12,666	478,569
Total Real Estate Loans	284,133	1,515,001	637,713	33,106	2,469,953
Commercial	130,811	299,839	163,959	-	594,609
Consumer and Other	20,924	18,950	3,684	164	43,722
Total fixed rate loans	$435,868	$1,833,790	$805,356	$33,270	$3,108,284

Floating rate loans:
Real Estate Loans:
Commercial	$98,237	$122,828	$140,927	$100,221	$462,213
Construction	212,226	141,106	32,723	3,482	389,537
Residential	28,183	48,094	58,443	46,678	181,398
Total Real Estate Loans	338,646	312,028	232,093	150,381	1,033,148
Commercial	338,210	223,174	82,545	795	644,724
Consumer and Other	9,216	6,630	1,014	44	16,904
Total floating rate loans	$686,072	$541,832	$315,652	$151,220	$1,694,776

	As of December 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$229,679	$1,024,273	$645,257	$121,197	$2,020,406
Construction	274,027	381,218	59,813	7,016	722,074
Residential	69,444	370,483	157,849	58,602	656,378
Total Real Estate Loans	573,150	1,775,974	862,919	186,815	3,398,858
Commercial	455,809	462,414	235,333	317	1,153,873
Consumer and Other	23,391	24,823	5,021	210	53,445
Total loans held for investment	$1,052,350	$2,263,211	$1,103,273	$187,342	$4,606,176

Fixed rate loans:
Real Estate Loans:
Commercial	$124,261	$885,532	$508,455	$9,339	$1,527,587
Construction	95,358	242,554	35,137	3,674	376,723
Residential	41,512	321,796	96,648	12,341	472,297
Total Real Estate Loans	261,131	1,449,882	640,240	25,354	2,376,607
Commercial	146,321	286,908	164,383	-	597,612
Consumer and Other	15,113	19,147	3,884	164	38,308
Total fixed rate loans	$422,565	$1,755,937	$808,507	$25,518	$3,012,527

Floating rate loans:
Real Estate Loans:
Commercial	$105,418	$138,741	$136,802	$111,858	$492,819
Construction	178,669	138,664	24,676	3,342	345,351
Residential	27,932	48,687	61,201	46,261	184,081
Total Real Estate Loans	312,019	326,092	222,679	161,461	1,022,251
Commercial	309,488	175,506	70,950	317	556,261
Consumer and Other	8,278	5,676	1,137	46	15,137
Total floating rate loans	$629,785	$507,274	$294,766	$161,824	$1,593,649

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $18.5 million and $12.8 million in nonperforming assets as of March 31, 2023, and December 31, 2022, respectively. We had $17.0 million in nonperforming loans as of March 31, 2023, compared to $11.4 million as of December 31, 2022. The increase in nonperforming assets from December 31, 2022, to March 31, 2023, is primarily due to the adoption of CECL and the elimination of ASC 310-30 which excluded purchased impaired loans accreting interest income.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$16,952	$11,054
Accruing loans 90 or more days past due	127	335
Total nonperforming loans	17,079	11,389
Other nonperforming assets	57	62
Other real estate owned:
Commercial real estate, construction, land and land development	1,199	1,199
Residential real estate	166	173
Total other real estate owned	1,365	1,372
Total nonperforming assets	$18,501	$12,823
Ratio of nonperforming loans to total loans held for investment	0.36%	0.25%
Ratio of nonperforming assets to total assets	0.29	0.21
Ratio of nonaccrual loans to total loans held for investment	0.35	0.24

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$3,231	$2,644
Construction	2,335	992
Residential	6,867	4,080
Total Real Estate Loans	12,433	7,716
Commercial	4,282	3,150
Consumer and Other	237	188
Total	$16,952	$11,054

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated. See Note 6 of the consolidated financial statements for the presentation of loans in their credit quality categories that is in compliance with the CECL standard.

	As of March 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,012,432	$33,652	$7,947	$1,469	$2,055,500
Construction	780,756	3,457	3,074	347	787,634
Residential	648,460	2,215	8,574	718	659,967
Total Real Estate Loans	3,441,648	39,324	19,595	2,534	3,503,101
Commercial	1,213,110	16,898	6,898	2,427	1,239,333
Consumer and Other	60,078	145	403	-	60,626
Total	$4,714,836	$56,367	$26,896	$4,961	$4,803,060

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

Allowance for Credit Losses

We maintain an allowance for credit losses, which includes both our allowance for loan losses and reserves for unfunded commitments, that represents management’s best estimate of the credit losses and risks inherent in the loan portfolio. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical credit loss rates. For additional information, see Note 6 to the consolidated financial statements.

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•

for Real Estate: Commercial loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical for properties of that type;

•

for Real Estate: Construction loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, the experience and ability of the developer, and the loan to value ratio;

•

for Real Estate: Residential real estate loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•

for Commercial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category, and the value, nature and marketability of collateral;

As of March 31, 2023, the allowance for credit losses totaled $45.7 million, or 0.95%, of total loans held for investment. As of December 31, 2022, the allowance for credit losses totaled $38.8 million, or 0.84%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Three Months Ended March 31, 2023 (Unaudited)	As of and For the Year Ended December 31, 2022
	(Dollars in thousands)
Average loans outstanding (1)	$4,719,906	$4,020,436
Gross loans held for investment outstanding end of period	$4,803,060	$4,606,176
Allowance for credit losses at beginning of period	$38,783	$29,936
Adoption of ASU 2016-13	5,857	-
Provision for credit losses	3,222	10,667
Charge-offs:
Real Estate:
Commercial	1,808	51
Construction	1	16
Residential	9	191
Total Real Estate	1,818	258
Commercial	235	2,139
Consumer and other	225	424
Total charge-offs	2,278	2,821
Recoveries:
Real Estate:
Commercial	11	50
Construction	-	25
Residential	5	20
Total Real Estate	16	95
Commercial	34	739
Consumer and other	53	167
Total recoveries	103	1,001
Net charge-offs	2,175	1,820
Allowance for credit losses at end of period	$45,687	$38,783
Ratio of allowance for credit losses to end of period loans held for investment	0.95%	0.84%
Ratio of net charge-offs to average loans	0.05	0.05
Ratio of allowance for credit losses to nonaccrual loans	269.51	350.85

(1) Excluding loans held for sale

	As of and For the Three Months Ended March 31, 2023 (Unaudited)		As of and For the Year Ended December 31, 2022		As of and For the Three Months Ended March 31, 2022 (Unaudited)

	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$1,797	0.04%	$1	0.00%	$(3)	0.00%
Construction	1	0.00%	(9)	0.00%	5	0.00%
Residential	4	0.00%	171	0.00%	2	0.00%
Total Real Estate Loans	1,802	0.04%	163	0.00%	4	0.00%
Commercial	201	0.01%	1,400	0.04%	1,367	0.04%
Consumer and Other	172	0.00%	257	0.01%	113	0.00%
Total net charge-offs (recoveries)	$2,175	0.05%	$1,820	0.05%	$1,484	0.04%

Although we believe that we have established our allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”) and that the allowance for loan losses was adequate to provide for known and estimated losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

The following table shows the allocation of the allowance for credit losses among loan categories and certain other information as of the dates indicated. The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of March 31, 2023 (Unaudited)		As of December 31, 2022		As of March 31, 2022 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,485	40.5%	$14,922	38.5%	$12,058	40.3%
Construction	10,608	23.2	5,905	15.2	4,622	15.4
Residential	5,235	11.4	5,367	13.8	4,662	15.6
Total real estate	34,328	75.1	26,194	67.5	21,342	71.3
Commercial	11,124	24.4	11,950	30.8	7,980	26.7
Consumer and Other	235	0.5	639	1.7	602	2.0
Total allowance for credit losses	$45,687	100.0%	$38,783	100.0%	$29,924	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2023, the carrying amount of investment securities totaled $903.9 million, an increase of $13.2 million, or 1.5%, compared to $890.8 million as of December 31, 2022. The increase was primarily due to unrealized gains in the first quarter. Securities represented 14.4% and 14.9% of total assets as of March 31, 2023, and December 31, 2022, respectively.

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

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,758	$-	$2,201	$30,557
U.S. government agencies	50,271	-	2,352	47,919
Corporate bonds	49,334	34	4,817	44,551
Mortgage-backed securities	511,688	410	48,568	463,530
Municipal securities	346,741	172	29,525	317,388
Total	$990,792	$616	$87,463	$903,945

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$32,783	$-	$2,668	$30,115
U.S. government agencies	50,288	-	2,916	47,372
Corporate bonds	48,475	25	2,496	46,004
Mortgage-backed securities	506,671	267	55,213	451,725
Municipal securities	347,382	11	31,858	315,535
Total	$985,599	$303	$95,151	$890,751

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio.

We evaluate our available for sale securities portfolio on a quarterly basis for potential credit-related impairment. We assess potential credit impairment by comparing the fair value of a debt security to its amortized cost basis. If the fair value of a debt security is greater than the amortized cost basis, no impairment is recognized.  If the fair value is less than the amortized cost basis, we review the factors to determine if the impairment is credit-related or noncredit-related.  For debt securities we intend to sell or are more likely than not required to sell, before the recovery of their amortized cost basis, the difference between fair value and amortized cost is impaired and is recognized through earnings. For debt securities we do not intend to sell or are more likely than not required to sell, prior to expected recovery of amortized cost basis, the credit portion of the impairment is recognized through earnings, with a corresponding entry to an allowance for credit losses, and the noncredit portion is recognized through accumulated other comprehensive income.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$9,782	1.50%	$20,775	0.77%	$-	-%	$-	-%	$30,557	1.00%
U.S. government agencies	-	-%	47,919	1.76%	-	-%	-	-%	47,919	1.76%
Corporate bonds	-	-%	2,146	3.51%	42,405	4.61%	-	-%	44,551	4.56%
Mortgage-backed securities	2,568	1.19%	46,883	1.81%	172,445	1.89%	241,634	2.12%	463,530	2.00%
Municipal securities	13,517	1.81%	100,192	1.47%	119,946	1.80%	83,733	2.32%	317,388	1.83%
Total	$25,867	1.63%	$217,915	1.56%	$334,796	2.20%	$325,367	2.17%	$903,945	2.02%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$30,115	1.00%	$-	-%	$-	-%	$30,115	1.00%
U.S. government agencies	-	-%	47,372	1.63%	-	-%	-	-%	47,372	1.63%
Corporate bonds	151	-%	2,500	4.08%	43,353	4.49%	-	-%	46,004	4.45%
Mortgage-backed securities	2,458	0.97%	41,738	1.65%	172,301	1.69%	235,228	1.94%	451,725	1.81%
Municipal securities	15,299	1.76%	97,064	1.44%	120,905	1.79%	82,267	2.13%	315,535	1.77%
Total	$17,908	1.64%	$218,789	1.49%	$336,559	2.08%	$317,495	1.99%	$890,751	1.90%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.88 years with an estimated effective duration of 4.09 years as of March 31, 2023.

As of March 31, 2023, and December 31, 2022, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of March 31, 2023, and December 31, 2022, the Company held other equity securities of $36.7 million and $37.5 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2023, were $4.8 billion, a decrease of $14.2 million, or 0.3%, compared to $4.8 billion as of December 31, 2022. Total uninsured deposits were $1.5 billion, or 30.7%, of total deposits as of March 31, 2023 compared to $1.5 billion, or 31.9%, of total deposits as of December 31, 2022.

Noninterest-bearing deposits as of March 31, 2023, were $1.5 billion compared to $1.5 billion as of December 31, 2022, a decrease of $73.6 million, or 4.8%.

Average deposits for the three months ended March 31, 2023, were $4.8 billion, an increase of $264.9 million, or 5.8%, over the full year average for the year ended December 31, 2022, of $4.5 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.81% for the year ended December 31, 2022, to 2.30% for the three months ended March 31, 2023. The increase in average rates was driven by the federal reserve raising rates during the year ended December 31, 2022, and continuing in the three months ended March 31, 2023. In addition, the stability of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.60% for the three months ended March 31, 2023, compared to 0.54% for the year ended December 31, 2022.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2023 (Unaudited)		For the Year Ended December 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$463,613	3.19%	$298,845	1.31%
Negotiable order of withdrawal ("NOW") accounts	527,872	1.08%	536,742	0.30%
Limited access money market accounts and savings	1,465,611	2.15%	1,483,763	0.81%
Certificates and other time deposits > $250k	318,556	2.97%	208,661	1.03%
Certificates and other time deposits < $250k	563,841	2.71%	479,871	0.98%
Total interest-bearing deposits	3,339,493	2.30%	3,007,882	0.81%
Noninterest-bearing demand accounts	1,473,186	-%	1,539,938	-%
Total deposits	$4,812,679	1.60%	$4,547,820	0.54%

The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2023, and the year ended December 31, 2022 was 30.6% and 33.9%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2023:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$78,054	$77,943
More than 3 months but less than 6 months	35,830	111,501
More than 6 months but less than 12 months	178,417	165,478
12 months or more	63,010	73,570
Total	$355,311	$428,492

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of March 31, 2023:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

We had $14.6 million and $14.1 million in outstanding balances as of March 31, 2023, and December 31, 2022, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize brokered deposits, purchased funds from correspondent banks, bank term funding program, and overnight advances from the FHLB. As of March 31, 2023, and December 31, 2022, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million. There were $14.6 million and $14.1 million drawn under these lines of credit as of March 31, 2023, and December 31, 2022, respectively. We had an additional $1.4 billion and $1.3 billion of availability through the FHLB at March 31, 2023, and December 31, 2022, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.1 billion and $5.5 billion for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively.

	For the Three Months Ended March 31, 2023 (Unaudited)	For the Year Ended December 31, 2022
Source of Funds:
Deposits:
Noninterest-bearing	24.1%	28.1%
Interest-bearing	54.5	55.0
Subordinated debt (excluding trust preferred securities)	1.8	1.9
Advances from FHLB	8.6	4.9
Other borrowings	0.9	0.6
Other liabilities	0.5	0.7
Shareholders' equity	9.6	8.8
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.4%	72.9%
Securities available for sale	15.2	17.5
Interest-bearing deposits in other banks	0.9	2.1
Other noninterest-earning assets	7.5	7.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	30.6%	33.9%
Average loans to average deposits	98.1	88.4

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 39.4% for the three months ended March 31, 2023, compared to the same period in 2022, impacted by significant growth in our Dallas/Fort Worth region, and the acquisition of TCBI. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 5.4 years and an effective duration of 4.7 years as of March 31, 2023. As of December 31, 2022, our securities portfolio had a weighted average life of 4.88 years and an effective duration of 4.09 years.

As of March 31, 2023, we had outstanding $1.3 billion in commitments to extend credit and $43.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had outstanding $1.3 billion in commitments to extend credit and $45.6 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of March 31, 2023, and December 31, 2022 we had cash and cash equivalents, including federal funds sold, of $264.0 million and $168.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $597.7 million as of March 31, 2023, compared to $580.5 million as of December 31, 2022, an increase of $17.2 million, or 3.0%. This increase was primarily due to net income of $15.0 million and other comprehensive income of $6.2 million resulting from the after-tax effect of unrealized gains in our investment securities portfolio, offset with dividends paid on preferred stock and common stock of $4.4 million.

On April 27, 2023, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of May 15, 2023. The dividend is to be paid on May 31, 2023, or as soon as practicable thereafter.

On April 27, 2023, our Board declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2023, in the amount of $0.12 per common share to the common shareholders of record as of May 15, 2023. The dividend is to be paid on May 31, 2023, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2023, and December 31, 2022, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2023 (Unaudited)		As of December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$719,704	12.61%	$704,840	12.75%
Tier 1 capital (to risk weighted assets)	566,972	9.93%	557,088	10.07%
Common Equity Tier 1 capital (to risk weighted assets)	490,042	8.59%	480,158	8.68%
Tier 1 Leverage capital (to average assets)	566,972	9.31%	557,088	9.49%

b1BANK
Total capital (to risk weighted assets)	$680,082	11.92%	$657,588	11.91%
Tier 1 capital (to risk weighted assets)	634,395	11.12%	618,805	11.20%
Common Equity Tier 1 capital (to risk weighted assets)	634,395	11.12%	618,805	11.20%
Tier 1 Leverage capital (to average assets)	634,395	10.43%	618,805	10.55%

Preferred Stock

On September 1, 2022, we entered into a securities purchase agreement with certain investors pursuant to which we offered and sold shares of our 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. The preferred stock was structured to qualify as additional Tier 1 capital under applicable regulatory capital guidelines. Holders of the preferred stock will be entitled to receive, if, when, and as declared by our Board, non-cumulative cash dividends at a rate of 7.50% for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance.

Long Term Debt

During the year ended December 31, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $2.8 million as of March 31, 2023.

FHLB Advances

Advances from the FHLB totaled approximately $395.1 million and $410.1 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.17% and 3.88%, respectively, and mature within five years. At March 31, 2023, $250.0 million in advances were short term with a rate of 5.00% to 5.10%. At December 31, 2022, $262.0 million in advances were short term with a rate of 4.55%.

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve launched the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $310.0 million at March 31, 2023.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2023, and December 31, 2022 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $395.1 million and $410.1 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.17% and 3.88%, respectively, and mature within five years. We participated in the BTFP in March 2023 and as of March 31, 2023, had outstanding debt of $310.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. The subordinated debt totaled $110.6 million and $110.7 million at March 31, 2023 and December 31, 2022, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $2.8 million and $2.9 million remaining at March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$2,797	$5,915	$3,908	$4,112	$16,732
Time deposits	782,144	138,623	47,078	21	967,866
Subordinated debt (including premium)	614	1,227	9,743	99,012	110,596
Advances from FHLB	250,000	875	144,259	-	395,134
BTFP	310,000	-	-	-	310,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	16,669	-	-	-	16,669
Standby and commercial letters of credit	17,319	26,021	71	25	43,436
Commitments to extend credit	639,879	340,664	176,102	132,239	1,288,884
Total	$2,019,422	$513,325	$381,161	$240,409	$3,154,317

	As of December 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$3,725	$5,915	$3,908	$4,112	$17,660
Time deposits	601,980	145,606	38,971	20	786,577
Subordinated debt (including premium)	613	1,227	9,839	99,070	110,749
Advances from FHLB	262,000	875	147,225	-	410,100
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	20,208	-	-	-	20,208
Standby and commercial letters of credit	18,706	26,468	377	-	45,551
Commitments to extend credit	654,067	342,844	200,971	147,288	1,345,170
Total	$1,561,299	$522,935	$401,291	$255,490	$2,741,015

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

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. Other than back-to-back customer interest rate swaps, we do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(8.60%)	(6.35%)	(8.60%)	(5.55%)
+200	(6.10%)	(4.07%)	(5.90%)	(3.65%)
+100	(3.90%)	(2.16%)	(3.50%)	(1.94%)
Base	-%	-%	-%	-%
-100	(0.70%)	1.90%	(0.70%)	1.76%
-200	(1.70%)	3.54%	(2.30%)	3.38%

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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended March 31, 2023, was $13.8 million, or $0.55 per diluted common share, compared to core net income of $10.3 million, or $0.49 per diluted common share, for the three months ended March 31, 2022. Notable noncore events impacting earnings for the three months ended March 31, 2023, included $103,000 in acquisition-related expenses, compared to the incurrence of losses of $717,000 on disposals of former bank premises and equipment included in other income, $811,000 in acquisition-related expenses and $231,000 in expenses attributable to hurricane repairs (primarily related to Hurricane Ida in 2021).

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$79,492	$44,122
Core interest income	79,492	44,122
Interest Expense:
Interest expense	26,743	3,647
Core interest expense	26,743	3,647
Provision for Credit Losses:
Provision for credit losses	3,222	1,617
Core provision expense	3,222	1,617
Other Income:
Other income	8,388	5,896
Losses on former bank premises and equipment	-	717
Losses on sale of securities	1	31
Core other income	8,389	6,644
Other Expense:
Other expense	38,679	33,720
Acquisition-related expenses (2)	(103)	(811)
Occupancy and bank premises - storm repair	-	(231)
Core other expense	38,576	32,678
Pre-Tax Income:
Pre-tax income	19,236	11,034
Losses on former bank premises and equipment	-	717
Losses on sale of securities	1	31
Acquisition-related expenses (2)	103	811
Occupancy and bank premises - hurricane repair	-	231
Core pre-tax income	19,340	12,824
Provision for Income Taxes: (1)
Provision for income taxes	4,211	2,303
Tax on losses on former bank premises and equipment	-	151
Tax on losses on sale of securities	-	7
Tax on acquisition-related expenses (2)	6	48
Tax on occupancy and bank premises - hurricane repair	-	49
Core provision for income taxes	4,217	2,558
Preferred Dividends
Preferred dividends	1,350	-
Core preferred dividends	1,350	-
Net Income Available to Common Shareholders:
Net income available to common shareholders	13,675	8,731
Losses on former bank premises and equipment , net of tax	-	566
Losses on sale of securities, net of tax	1	24
Acquisition-related expenses (2), net of tax	97	763
Occupancy and bank premises - hurricane repair, net of tax	-	182
Core net income available to common shareholders	$13,773	$10,266
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.54	$0.41
Losses on former bank premises and equipment , net of tax	-	0.03
Losses on sale of securities, net of tax	-	-
Acquisition-related expenses (2), net of tax	0.01	0.04
Occupancy and bank premises - hurricane repair, net of tax	-	0.01
Core diluted earnings per common share	$0.55	$0.49

(1)

Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21% for both 2023 and 2022. These rates approximate the marginal tax rates for the applicable periods.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$597,690	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	525,760	508,551
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(13,517)	(14,042)
Total tangible common equity	$423,700	$405,966
Common shares outstanding (1)	25,319,520	25,110,313
Book value per common shares (1)	$20.77	$20.25
Tangible book value per common shares (1)	16.73	16.17

(1)

Excludes the dilutive effect, if any, of 242,353 and 184,015 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2023 and December 31, 2022, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$597,690	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	525,760	508,551
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(13,517)	(14,042)
Total tangible common equity	$423,700	$405,966
Tangible Assets
Total Assets	$6,289,981	$5,990,460
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(13,517)	(14,042)
Total tangible assets	$6,187,921	$5,887,875
Common Equity to Total Assets	8.4%	8.5%
Tangible Common Equity to Tangible Assets	6.8	6.9

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. Our primary credit risk is directly related to our loan portfolio. We use our credit policy and disciplined approach to evaluate the adequacy of our allowance for credit losses to control and manage credit risk. Our investment policy limits the degree of the amount of credit risk that we may assume in our investment portfolio. Our principal financial market risks are liquidity risks and exposures to interest rate movements.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2022, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2022.

Adverse developments affecting the financial services industry.

Recent bank failures involving Silicon Valley Bank and Signature Bank have resulted in negative market volatility, especially in the financial services sector, which could continue to negatively impact the market price of our stock in the foreseeable future. The failures have also adversely impacted customer confidence in the soundness of smaller community and regional banks. In response, customers may choose to maintain deposits with larger financial institutions or invest their excess cash elsewhere. Significant withdrawals of deposits could stress our liquidity, funding capacity, earnings, and capital. These factors could also limit our access to capital markets and/or significantly increase the pricing of such sources. In addition, these events may result in adverse changes in laws or regulations that govern our operations.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

4.2	Form of Series A Preferred Stock (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on September 1, 2022).

10.1	Supplemental Executive Retirement Participation Agreement, dated as of April 27, 2023, between b1BANK and Saundra Strong.*

10.2	Change in Control Agreement, dated as of June 23, 2022, between Business First Bancshares, Inc. and Saundra Strong.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 4, 2023	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 4, 2023	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer