Form 10-Q
period 2023-06-30
Business First Bancshares, Inc.
filed 2023-08-03
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, the issuer has outstanding 25,344,168 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and Due from Banks	$180,972	$152,740
Federal Funds Sold	173,850	15,606
Securities Available for Sale, at Fair Values (Amortized Cost of $980,170 at June 30, 2023 and $985,599 at December 31, 2022)	877,774	890,751
Mortgage Loans Held for Sale	435	304
Loans and Lease Receivable, Net of Allowance for Loan Losses of $42,013 at June 30, 2023 and $38,178 at December 31, 2022	4,856,724	4,567,998
Premises and Equipment, Net	63,037	63,177
Accrued Interest Receivable	26,861	25,666
Other Equity Securities	34,824	37,467
Other Real Estate Owned	1,587	1,372
Cash Value of Life Insurance	95,302	91,958
Deferred Taxes	31,553	31,194
Goodwill	88,543	88,543
Core Deposit and Customer Intangible	12,993	14,042
Other Assets	10,194	9,642
Total Assets	$6,454,649	$5,990,460

LIABILITIES
Deposits:
Noninterest Bearing	$1,429,376	$1,549,381
Interest Bearing	3,585,067	3,270,964
Total Deposits	5,014,443	4,820,345
Federal Funds Purchased	-	14,057
Securities Sold Under Agreements to Repurchase	23,230	20,208
Short Term Borrowings	9	9
Bank Term Funding Program	300,000	-
Federal Home Loan Bank Borrowings	362,162	410,100
Subordinated Debt	103,822	110,749
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	7,666	2,092
Other Liabilities	37,349	27,419
Total Liabilities	5,853,681	5,409,979

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both June 30, 2023 and December 31, 2022, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,344,168 and 25,110,313 Shares Issued and Outstanding at June 30, 2023 and December 31, 2022, respectively	25,344	25,110
Additional Paid-in Capital	395,875	393,690
Retained Earnings	189,115	163,955
Accumulated Other Comprehensive Loss	(81,296)	(74,204)
Total Shareholders' Equity	600,968	580,481
Total Liabilities and Shareholders' Equity	$6,454,649	$5,990,460

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income:
Interest and Fees on Loans	$79,223	$49,639	$152,991	$89,822
Interest and Dividends on Non-taxable Securities	1,101	1,080	2,166	2,124
Interest and Dividends on Taxable Securities	3,996	3,063	7,713	5,863
Interest on Federal Funds Sold and Due From Banks	1,528	232	2,470	327
Total Interest Income	85,848	54,014	165,340	98,136
Interest Expense:
Interest on Deposits	23,680	2,557	42,608	4,820
Interest on Borrowings	8,842	1,895	16,657	3,279
Total Interest Expense	32,522	4,452	59,265	8,099
Net Interest Income	53,326	49,562	106,075	90,037
Provision for Credit Losses	538	2,945	3,760	4,562
Net Interest Income after Provision for Credit Losses	52,788	46,617	102,315	85,475
Other Income:
Service Charges on Deposit Accounts	2,413	2,086	4,694	3,891
Loss on Sales of Securities	(61)	(8)	(62)	(39)
Gain on Sales of Loans	494	186	1,105	251
Other Income	9,112	4,757	14,609	8,814
Total Other Income	11,958	7,021	20,346	12,917
Other Expenses:
Salaries and Employee Benefits	22,339	21,408	45,515	41,111
Occupancy and Equipment Expense	5,112	4,914	10,113	9,327
Other Expenses	12,251	10,075	22,753	19,679
Total Other Expenses	39,702	36,397	78,381	70,117
Income Before Income Taxes	25,044	17,241	44,280	28,275
Provision for Income Taxes	5,305	3,484	9,516	5,787
Net Income	19,739	13,757	34,764	22,488
Preferred Stock Dividends	1,350	-	2,700	-
Net Income Available to Common Shareholders	$18,389	$13,757	$32,064	$22,488
Earnings Per Common Share:
Basic	$0.73	$0.61	$1.28	$1.03
Diluted	$0.73	$0.61	$1.27	$1.03

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated Net Income	$19,739	$13,757	$34,764	$22,488

Other Comprehensive Income (Loss):
Unrealized Loss on Investment Securities	(15,612)	(30,201)	(7,611)	(79,186)
Unrealized Gain (Loss) on Share of Other Equity Investments	(1,309)	1,104	(1,443)	1,079
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	61	8	62	39
Income Tax Effect	3,562	6,109	1,900	16,511
Other Comprehensive Loss	(13,298)	(22,980)	(7,092)	(61,557)
Consolidated Comprehensive Income (Loss)	$6,441	$(9,223)	$27,672	$(39,069)

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balances at March 31, 2022	$-	$22,565	$345,858	$128,168	$(39,754)	$456,837
Comprehensive Income:
Net Income	-	-	-	13,757	-	13,757
Other Comprehensive Loss	-	-	-	-	(22,980)	(22,980)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(2,693)	-	(2,693)
Stock Issuance	-	9	242	-	-	251
Stock Based Compensation Cost	-	5	282	-	-	287
Balances at June 30, 2022	$-	$22,579	$346,382	$139,232	$(62,734)	$445,459

Balances at March 31, 2023	$71,930	$25,320	$394,677	$173,761	$(67,998)	$597,690
Comprehensive Income:
Net Income	-	-	-	19,739	-	19,739
Other Comprehensive Loss	-	-	-	-	(13,298)	(13,298)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,035)	-	(3,035)
Stock Based Compensation Cost	-	24	1,198	-	-	1,222
Balances at June 30, 2023	$71,930	$25,344	$395,875	$189,115	$(81,296)	$600,968

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balances at December 31, 2021	$-	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	-	22,488	-	22,488
Other Comprehensive Loss	-	-	-	-	(61,557)	(61,557)
Cash Dividends Declared on Common Stock, $0.24 Per Share	-	-	-	(5,130)	-	(5,130)
Stock Issuance	-	2,079	53,167	-	-	55,246
Stock Based Compensation Cost	-	100	944	-	-	1,044
Balances at June 30, 2022	$-	$22,579	$346,382	$139,232	$(62,734)	$445,459

Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	34,764	-	34,764
Other Comprehensive Loss	-	-	-	-	(7,092)	(7,092)
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	-	-	-	(2,700)	-	(2,700)
Cash Dividends Declared on Common Stock, $0.24 Per Share	-	-	-	(6,077)	-	(6,077)
Stock Based Compensation Cost	-	234	2,185	-	-	2,419
Balances at June 30, 2023	$71,930	$25,344	$395,875	$189,115	$(81,296)	$600,968

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Consolidated Net Income	$34,764	$22,488
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	3,760	4,562
Depreciation and Amortization	2,381	2,319
Net Accretion of Purchase Accounting Adjustments	(4,208)	(2,770)
Stock Based Compensation Cost	2,419	1,044
Net Amortization of Securities	2,200	3,191
Loss on Sales of Securities	62	39
Gain on Sale of Loans	(288)	(251)
Income on Other Equity Securities	(3,552)	(72)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(223)	(18)
Increase in Cash Value of Life Insurance	(1,071)	(844)
Deferred Income Tax Expense (Benefit)	1,762	(772)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(1,195)	58
(Increase) Decrease in Other Assets	(552)	4,470
Increase (Decrease) in Accrued Interest Payable	5,574	(865)
Increase in Other Liabilities	6,908	4,920
Net Cash Provided by Operating Activities	48,741	37,499

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(36,215)	(77,278)
Proceeds from Maturities / Sales of Securities Available for Sale	10,445	29,597
Proceeds from Paydowns of Securities Available for Sale	28,936	52,059
Net Cash Received in Acquisition	-	163,460
Purchases of Other Equity Securities	(12,873)	(8,982)
Redemption of Other Equity Securities	17,625	2,527
Purchase of Life Insurance	(2,273)	(15,000)
Net Increase in Loans	(286,502)	(582,892)
Net Purchases of Premises and Equipment	(2,241)	(6,412)
Loss on Disposal of Premises and Equipment	-	717
Proceeds from Sales of Other Real Estate	1,126	609
Net (Increase) Decrease in Federal Funds Sold	(158,244)	216,227
Net Cash Used in Investing Activities	(440,216)	(225,368)

(CONTINUED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Financing Activities:
Net Increase in Deposits	194,098	103,645
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	3,022	(644)
Net Decrease in Federal Funds Purchased	(14,057)	-
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(47,938)	171,114
Net Proceeds on Bank Term Funding Program	300,000	-
Issuance of Short Term Borrowings	-	5,000
Repayment of Subordinated Debt	(5,700)	-
Gain on Extinguishment of Debt	(941)	-
Proceeds from Issuance of Common Stock	-	203
Payment of Dividends on Preferred Stock	(2,700)	-
Payment of Dividends on Common Stock	(6,077)	(5,130)
Net Cash Provided by Financing Activities	419,707	274,188
Net Increase in Cash and Cash Equivalents	28,232	86,319
Cash and Cash Equivalents at Beginning of Period	152,740	68,375
Cash and Cash Equivalents at End of Period	$180,972	$154,694

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$41,079	$5,508
Interest on Borrowings	$12,612	$3,237
Income Tax Payments	$4,291	$2,127

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(7,549)	$(79,147)
Change in the Unrealized Gain (Loss) on Equity Securities	$(1,443)	$1,079
Change in Deferred Tax Effect on the Unrealized Loss on Securities Available for Sale	$1,900	$16,511
Transfer of Loans to Other Real Estate	$1,118	$154
Acquisitions:
Fair Value of Tangible Assets Acquired	$-	$531,658
Other Intangible Assets Acquired	-	3,875
Liabilities Assumed	-	509,438
Net Identifiable Assets Acquired Over Liabilities Assumed	$-	$26,095

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

The Company has elected to exclude accrued interest receivable from the amortized cost basis on its loan portfolio. The Company has also elected to not measure an allowance for credit losses on accrued interest for loans held-for-investment based on its policy to write off uncollectible interest in a timely manner, which occurs when a loan is placed on nonaccrual status. Generally, such elections are made no later than 90 days after a loan has become past due, although certain loans accrue interest after 90 days based on management’s evaluation of the borrower’s ability to continue making contractual payments. Such write-offs are recognized as a reduction of interest income. Accrued interest receivable for the loan portfolio is included within accrued interest receivable in the consolidated balance sheets.

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

The Company has recorded approximately $171,000 and $5.2 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2023, and year ended December 31, 2022.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$19,739	$13,757	$34,764	$22,488
Less: Preferred Stock Dividends	1,350	-	2,700	-
Net Income Available to Common Shares	$18,389	$13,757	$32,064	$22,488
Denominator:
Weighted Average Common Shares Outstanding	25,101,683	22,459,603	25,041,124	21,746,973
Dilutive Effect of Stock Options and RSAs	231,689	196,571	237,021	169,668
Weighted Average Dilutive Common Shares	25,333,372	22,656,174	25,278,145	21,916,641

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.73	$0.61	$1.28	$1.03

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.73	$0.61	$1.27	$1.03

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of June 30, 2023, and December 31, 2022 are summarized as follows:

	June 30, 2023
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,731	$-	$2,508	$30,223
U.S. Government Agencies	50,253	-	2,821	47,432
Corporate Securities	49,383	-	6,559	42,824
Mortgage-Backed Securities	501,470	38	57,472	444,036
Municipal Securities	346,333	37	33,111	313,259
Total Securities Available for Sale	$980,170	$75	$102,471	$877,774

	December 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,783	$-	$2,668	$30,115
U.S. Government Agencies	50,288	-	2,916	47,372
Corporate Securities	48,475	25	2,496	46,004
Mortgage-Backed Securities	506,671	267	55,213	451,725
Municipal Securities	347,382	11	31,858	315,535
Total Securities Available for Sale	$985,599	$303	$95,151	$890,751

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time in a continued unrealized loss position.

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$30,223	$2,508	$30,223	$2,508
U.S. Government Agencies	-	-	47,432	2,821	47,432	2,821
Corporate Securities	26,587	3,791	16,237	2,768	42,824	6,559
Mortgage-Backed Securities	41,314	1,597	391,178	55,875	432,492	57,472
Municipal Securities	49,608	3,201	251,202	29,910	300,810	33,111
Total Securities Available for Sale	$117,509	$8,589	$736,272	$93,882	$853,781	$102,471

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,702	$374	$20,413	$2,294	$30,115	$2,668
U.S. Government Agencies	24,405	595	22,967	2,321	47,372	2,916
Corporate Securities	19,564	1,359	6,385	1,137	25,949	2,496
Mortgage-Backed Securities	115,692	7,473	324,043	47,740	439,735	55,213
Municipal Securities	143,035	10,206	131,944	21,652	274,979	31,858
Total Securities Available for Sale	$312,398	$20,007	$505,752	$75,144	$818,150	$95,151

As of June 30, 2023, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality.  This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis.  Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of June 30, 2023, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$28,306	$27,764
One to Five Years	235,160	217,886
Over Five to Ten Years	363,195	323,256
Over Ten Years	353,509	308,868
Total Securities Available for Sale	$980,170	$877,774

At June 30, 2023, the Company had pledged securities with a fair value of $386.3 million against our public deposit and repurchase agreements, and $394.6 million against our Bank Term Funding Program facility.

At June 30, 2023 and December 31, 2022, accrued interest receivable on securities was $4.6 million and $4.4 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,132,044	$2,020,406
Construction	719,080	722,074
Residential	675,462	656,378
Total Real Estate Loans	3,526,586	3,398,858
Commercial	1,309,222	1,153,873
Consumer and Other	62,929	53,445
Total Loans Held for Investment	4,898,737	4,606,176

Less:
Allowance for Loan Losses	(42,013)	(38,178)
Net Loans	$4,856,724	$4,567,998

The performing 1-4 family residential, multi-family residential, and commercial real estate, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2023 and December 31, 2022.  Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of June 30, 2023.

Net deferred loan origination fees were $13.7 million and $13.1 million at June 30, 2023 and December 31, 2022, respectively, and are netted in their respective loan categories above.  In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets.  At both June 30, 2023 and December 31, 2022, overdrafts of $2.0 million, have been reclassified to loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets.  The unpaid principal balances of mortgages and other loans serviced for others were approximately $736.4 million and $683.3 million at June 30, 2023 and December 31, 2022, respectively.  The Company had servicing rights of $1.4 million and $1.7 million recorded as of June 30, 2023, and December 31, 2022, respectively, and is recorded within other assets.

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

The following table sets forth, as of June 30, 2023, the balance of the allowance for credit losses by loan portfolio segment.  The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2023
	(Dollars in thousands)
	Real Estate:	Real Estate:	Real Estate:		Consumer
	Commercial	Construction	Residential	Commercial	and Other	Total
Allowance for Loan Losses:
Beginning Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Adoption of ASU 2016-13	4,823	933	(365)	(2,483)	(248)	2,660
Beginning Balance After Adoption	19,525	6,701	4,989	9,238	385	40,838
Charge-offs	(1,827)	(1)	(42)	(373)	(724)	(2,967)
Recoveries	16	-	7	82	102	207
Provision	449	1,269	293	1,282	642	3,935
Ending Balance	$18,163	$7,969	$5,247	$10,229	$405	$42,013

Reserve for Unfunded Loan Commitments:
Beginning Balance	$220	$137	$13	$229	$6	$605
Adoption of ASU 2016-13	116	2,113	190	657	121	3,197
Beginning Balance After Adoption	336	2,250	203	886	127	3,802
Provision	(51)	(200)	34	143	(101)	(175)
Ending Balance	$285	$2,050	$237	$1,029	$26	$3,627

Total Allowance for Credit Losses	$18,448	$10,019	$5,484	$11,258	$431	$45,640

Included within the above allowance are loans which management has individually evaluated to determine an allowance for credit losses.  The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	June 30, 2023		January 1, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,345	$-	$3,008	$1,915
Construction	2,348	553	1,424	513
Residential	1,601	-	1,558	3
Total Real Estate Loans	5,294	553	5,990	2,431
Commercial	2,911	1,760	6,096	1,779
Consumer and Other	-	-	-	-
Total	$8,205	$2,313	$12,086	$4,210

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of June 30, 2023:

	June 30, 2023
		Criticized
	Pass	Special Mention	Substandard	Doubtful	Loss		Current Period Charge-
	(Risk Grade 10-45)	(Risk Grade 50)	(Risk Grade 60)	(Risk Grade 70)	(Risk Grade 80)	Total	offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2023	$97,431	$-	$-	$-	$-	$97,431	$-
Originated in 2022	737,026	1,709	-	-	-	738,735	-
Originated in 2021	454,027	6,098	74	-	-	460,199	357
Originated in 2020	160,247	3,699	11	-	-	163,957	-
Originated in 2019	153,506	9,976	454	948	-	164,884	1,447
Originated Prior to 2019	421,120	6,411	8,742	485	-	436,758	23
Revolving	69,876	-	204	-	-	70,080	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,093,233	$27,893	$9,485	$1,433	$-	$2,132,044	$1,827

Real Estate: Construction
Originated in 2023	$58,661	$-	$-	$-	$-	$58,661	$-
Originated in 2022	366,332	-	65	-	-	366,397	-
Originated in 2021	142,951	-	997	-	-	143,948	-
Originated in 2020	51,701	32	-	-	-	51,733	-
Originated in 2019	22,193	-	1,760	-	-	23,953	-
Originated Prior to 2019	24,106	573	511	345	-	25,535	1
Revolving	48,853	-	-	-	-	48,853	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$714,797	$605	$3,333	$345	$-	$719,080	$1

Real Estate: Residential
Originated in 2023	$37,466	$-	$-	$-	$-	$37,466	$-
Originated in 2022	169,873	447	255	17	-	170,592	-
Originated in 2021	110,897	-	715	-	-	111,612	11
Originated in 2020	71,502	385	598	163	-	72,648	1
Originated in 2019	63,027	439	977	126	-	64,569	22
Originated Prior to 2019	109,050	1,176	5,896	373	-	116,495	7
Revolving	101,625	-	434	-	-	102,059	1
Revolving Loans Converted to Term	21	-	-	-	-	21	-
Total Real Estate: Residential	$663,461	$2,447	$8,875	$679	$-	$675,462	$42

Commercial
Originated in 2023	$163,250	$142	$10	$-	$-	$163,402	$-
Originated in 2022	294,438	380	671	-	-	295,489	97
Originated in 2021	159,627	5,958	836	16	-	166,437	15
Originated in 2020	63,467	4,523	682	46	-	68,718	27
Originated in 2019	39,600	920	1,447	1,669	-	43,636	33
Originated Prior to 2019	65,902	4,443	3,611	378	-	74,334	-
Revolving	492,797	3,720	661	28	-	497,206	201
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,279,081	$20,086	$7,918	$2,137	$-	$1,309,222	$373

Consumer and Other
Originated in 2023	$6,288	$-	$-	$-	$-	$6,288	$-
Originated in 2022	9,430	-	18	-	-	9,448	12
Originated in 2021	4,941	-	62	-	-	5,003	20
Originated in 2020	2,512	-	107	-	-	2,619	5
Originated in 2019	2,805	-	66	-	-	2,871	3
Originated Prior to 2019	17,144	2	103	-	-	17,249	58
Revolving	19,329	-	17	-	-	19,346	626
Revolving Loans Converted to Term	105	-	-	-	-	105	-
Total Consumer and Other	$62,554	$2	$373	$-	$-	$62,929	$724

Total Loans	$4,813,126	$51,033	$29,984	$4,594	$-	$4,898,737	$2,967

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

As of June 30, 2023, and December 31, 2022, loan balances outstanding more than 90 days past due and still accruing interest amounted to $468,000 and $335,000, respectively.  As of June 30, 2023, and December 31, 2022, loan balances outstanding on nonaccrual status amounted to $17.0 million and $11.1 million, respectively.  The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of June 30, 2023, and December 31, 2022. For the year ended December 31, 2022, past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as prior to the adoption of CECL, the Company accreted interest income over the expected life of the loans.  With the adoption of CECL and deconstruction of acquired impaired accounting, those amounts are no longer excluded for the period ended June 30, 2023.  All loans greater than 90 days past due are generally placed on nonaccrual status.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aged Analysis of Past Due Loans Receivable

	June 30, 2023
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$1,742	$78	$2,538	$4,358	$2,127,686	$2,132,044	$-
Construction	2,364	206	2,145	4,715	714,365	719,080	138
Residential	1,938	1,192	3,050	6,180	669,282	675,462	43
Total Real Estate Loans	6,044	1,476	7,733	15,253	3,511,333	3,526,586	181
Commercial	2,148	29	3,989	6,166	1,303,056	1,309,222	263
Consumer and Other	258	27	213	498	62,431	62,929	24
Total	$8,450	$1,532	$11,935	$21,917	$4,876,820	$4,898,737	$468

	December 31, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$1,491	$210	$1,681	$3,382	$2,017,024	$2,020,406	$98
Construction	320	41	638	999	721,075	722,074	-
Residential	1,590	423	1,781	3,794	652,584	656,378	-
Total Real Estate Loans	3,401	674	4,100	8,175	3,390,683	3,398,858	98
Commercial	1,183	1,934	2,186	5,303	1,148,570	1,153,873	222
Consumer and Other	295	28	182	505	52,940	53,445	15
Total	$4,879	$2,636	$6,468	$13,983	$4,592,193	$4,606,176	$335

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASU 2016-13, the Company eliminated the pooling of purchased impaired credit loans.  As a result, $7.0 million of purchased credit deterioration loans were recognized as non-accrual loans as of January 1, 2023.  The following table presents non-accrual loans by segment as of June 30, 2023, January 1, 2023, and December 31, 2022, respectively.

	June 30,	January 1,	December 31,
	2023	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$3,081	$5,847	$2,644
Construction	2,423	2,421	992
Residential	7,034	6,518	4,080
Total Real Estate Loans	12,538	14,786	7,716
Commercial	4,235	3,045	3,150
Consumer and Other	233	257	188
Total	$17,006	$18,088	$11,054

Accrued interest receivable of $4.7 million and $5.4 million was outstanding as of June 30, 2023, and December 31, 2022, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021.  These loans are no longer within their deferral periods.  The accrued interest on the loans is due at their maturity.

At June 30, 2023 and December 31, 2022, accrued interest receivable on loans was $22.2 million and $21.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long Term Debt –

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million.  One tranche in the amount of $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on April 11, 2028.  Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028.  The third tranche in the amount of $8.9 million bears an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027.  The $8.9 million tranche was called on May 1, 2023 by the Company, of which $5.7 million has been extinguished.  The Company recognized a $941,000 gain on the extinguishment of this debt during the second quarter of 2023.  These notes carry an aggregate $1.7 million fair value adjustment as of June 30, 2023.

Note 8 – Bank Term Funding Program (“BTFP”) –

On March 12, 2023, the Federal Reserve Board developed the BTFP, which offers loans to banks with a term of up to one year.  The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets.  These pledged securities will be valued at par for collateral purposes.  The Bank participated in the BTFP and had outstanding debt of $300.0 million and pledged securities totaling a fair value of $394.6 million at June 30, 2023.  The securities pledged had a collateral value of $422.6 million.

Note 9 – Federal Home Loan Bank (“FHLB”) Borrowings –

The Company had outstanding advances from the FHLB of $362.2 million and $410.1 million as of June 30, 2023, and December 31, 2022, respectively, consisting of:

One fixed rate loan with an original principal balance of $60.0 million.  The loan was made in 2021 and the balance at June 30, 2023 and December 31, 2022 was $41.3 million and $47.2 million, respectively, with interest at 0.89%.  Principal and interest payments are due monthly and the loan matures in November 2026.

One short term, overnight, fixed rate loan of $120.0 million at June 30, 2023, with interest at 5.37%.  Principal and interest was due, paid and renewed, at maturity in July 2023.

On short term, overnight, fixed rate loan of $25.0 million at June 30, 2023, with interest at 5.50%.  Principal and interest was due, and paid, at maturity in July 2023.

One fixed rate loan of $875,000 at both June 30, 2023, and December 31, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly.  Principal is due at maturity in April 2025.

One fixed rate loan of $100.0 million at both June 30, 2023, and December 31, 2022, with interest at 3.53% paid monthly.  Principal is due at maturity in October 2027.  This advance has put options beginning in October 2023.

One fixed rate loan of $25.0 million at June 30, 2023, with interest at 4.89% paid monthly.  Principal is due at maturity in July 2025.

One fixed rate loan of $25.0 million at June 30, 2023, with interest at 4.65% paid monthly.  Principal is due at maturity in January 2026.

One fixed rate loan of $25.0 million at June 30, 2023, with interest at 4.56% paid monthly.  Principal is due at maturity in July 2026.

One short term, seven-day, fixed rate loan of $262.0 million at December 31, 2022, with interest at 4.55%.  Principal and interest was due, paid and renewed, at maturity in January 2023. This loan was rolled into the $230.0 million short term, overnight, fixed rate loan outstanding at March 31, 2023, which was paid off during the second quarter of 2023.

The Company had an additional $1.4 billion remaining on the FHLB line availability at June 30, 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases.  Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement.  Rental expense under these agreements was $2.8 million and $2.2 million for the six months ended June 30, 2023, and 2022, respectively.  At June 30, 2023, the Company had a weighted average lease term of 5.7 years and a weighted average discount rate of 2.66%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2023 through June 30, 2024	$2,059
July 1, 2024 through June 30, 2025	3,761
July 1, 2025 through June 30, 2026	2,735
July 1, 2026 through June 30, 2027	2,182
July 1, 2027 through June 30, 2028	2,066
July 1, 2028 and Thereafter	4,297
Total Future Minimum Lease Payments	17,100
Less Imputed Interest	(1,302)
Present Value of Lease Liabilities	$15,798

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.  The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet.  In the normal course of business, the Bank has made commitments to extend credit of approximately $1.3 billion and $1.3 billion, and standby and commercial letters of credit of approximately $45.1 million and $45.6 million at June 30, 2023 and December 31, 2022, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.6 million and $605,000 at June 30, 2023 and December 31, 2022, respectively.

In the normal course of business, the Bank is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Preferred Stock –

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million.  Holders of the preferred stock will be entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points.  The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $37.50 per share and $18.75 per share were paid during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2023, and December 31, 2022.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.  The Company transferred $23.4 million of securities from Level 3 to Level 2 fair value measurement designation for the quarter ended June 30, 2023.  Prior to 2023, the securities were not valued using observable market data.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2023
Available for Sale:
U.S. Treasury Securities	$30,223	$-	$30,223	$-
U.S. Government Agency Securities	47,432	-	47,432	-
Corporate Securities	42,824	-	42,824	-
Mortgage-Backed Securities	444,036	-	444,036	-
Municipal Securities	313,259	-	313,259	-
Loans Held for Sale	435	-	435	-
Total	$878,209	$-	$878,209	$-

December 31, 2022
Available for Sale:
U.S. Treasury Securities	$30,115	$-	$30,115	$-
U.S. Government Agency Securities	47,372	-	47,372	-
Corporate Securities	46,004	-	27,004	19,000
Mortgage-Backed Securities	451,725	-	451,725	-
Municipal Securities	315,535	-	280,767	34,768
Loans Held for Sale	304	-	304	-
Total	$891,055	$-	$837,287	$53,768

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2023
Assets:
Impaired Loans	$7,733	$-	$-	$7,733
Servicing Rights	2,303	-	2,303	-
Other Nonperforming Assets	1,616	-	-	1,616
Total	$11,652	$-	$2,303	$9,349

December 31, 2022
Assets:
Impaired Loans	$16,816	$-	$-	$16,816
Servicing Rights	2,327	-	2,327	-
Other Nonperforming Assets	1,434	-	-	1,434
Total	$20,577	$-	$2,327	$18,250

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

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2023, and December 31, 2022 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2023
Financial Assets:
Cash and Short-Term Investments	$354,822	$354,822	$354,822	$-	$-
Securities	877,774	877,774	-	877,774	-
Loans Held for Sale	435	435	-	435	-
Loans - Net	4,856,724	4,725,441	-	-	4,725,441
Servicing Rights	1,437	2,303	-	2,303	-
Cash Value of BOLI	95,302	95,302	-	95,302	-
Other Equity Securities	34,824	34,824	-	-	34,824
Total	$6,221,318	$6,090,901	$354,822	$975,814	$4,760,265

Financial Liabilities:
Deposits	$5,014,443	$5,005,851	$-	$-	$5,005,851
Borrowings	794,223	764,387	-	764,387	-
Total	$5,808,666	$5,770,238	$-	$764,387	$5,005,851

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Financial Assets:
Cash and Short-Term Investments	$168,346	$168,346	$168,346	$-	$-
Securities	890,751	890,751	-	836,983	53,768
Loans Held for Sale	304	304	-	304	-
Loans - Net	4,567,998	4,443,577	-	-	4,443,577
Servicing Rights	1,712	2,327	-	2,327	-
Cash Value of BOLI	91,958	91,958	-	91,958	-
Other Equity Securities	37,467	37,467	-	-	37,467
Total	$5,758,536	$5,634,730	$168,346	$931,572	$4,534,812

Financial Liabilities:
Deposits	$4,820,345	$4,810,263	$-	$-	$4,810,263
Borrowings	560,123	544,564	-	544,564	-
Total	$5,380,468	$5,354,827	$-	$544,564	$4,810,263

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events –

In April 2023, the Company entered into a Branch Purchase and Assumption Agreement (“Purchase Agreement”) with Merchants and Farmers Bank & Trust Company in Leesville, Louisiana, to sell its Leesville, Louisiana branch location.  The Company will retain the loan accounts held and relocate them to other nearby branches.  As of June 30, 2023, total deposits were $22.5 million and were included with consolidated deposits on the balance sheet.  A deposit premium per the Purchase Agreement is 7.00% of total deposits and accrued interest.   The sale is expected to take place as of the close of business on August 31, 2023.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2022 to June 30, 2023, and its results of operations for the three and six months ended June 30, 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of June 30, 2023, we had total assets of $6.5 billion, total loans of $4.9 billion, total deposits of $5.0 billion, and total shareholders’ equity of $601.0 million.

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

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and other qualifying assets. These pledged securities are valued at par for collateral purposes. The Bank participated in the BTFP and pledged securities with a remaining par value of $428.9 million as of June 30, 2023.  The Bank had outstanding BTFP debt of $300.0 million at June 30, 2023.

Federal Reserve Bank’s Discount Window

On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $991.3 million as of June 30, 2023, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.

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

Financial Highlights

The financial highlights as of and for the three and six months ended June 30, 2023, include:

•	Total assets of $6.5 billion, a $464.2 million, or 7.7%, increase from December 31, 2022.

•	Total loans held for investment of $4.9 billion, a $292.6 million, or 6.4%, increase from December 31, 2022.

•	Total deposits of $5.0 billion, a $194.1 million, or 4.0%, decrease from December 31, 2022.

•	Net income available to common shareholders of $32.1 million for the six months ended June 30, 2023, a $9.6 million, or 42.6%, increase from the six months ended June 30, 2022.

•	Net interest income of $106.1 million for the six months ended June 30, 2023, an increase of $16.0 million, or 17.8%, from the six months ended June 30, 2022.

•

Allowance for loan losses of 0.86% of total loans held for investment, compared to 0.83% as of December 31, 2022, and a ratio of nonperforming loans to total loans held for investment of 0.36%, compared to 0.25% as of December 31, 2022.

•

Earnings per common share for the first six months of 2023 of $1.28 per basic common share and $1.27 per diluted common share, compared to $1.03 per basic and diluted common share for the first six months of 2022.

•	Return on average assets of 1.04% over the first six months of 2023, compared to 0.88% for the first six months of 2022.

•	Return on average equity of 12.39% over the first six months of 2023, compared to 10.12% for the first six months of 2022.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.35%, 8.71%, 10.03% and 12.49%, respectively, compared to 9.49%, 8.68%, 10.07% and 12.75% at December 31, 2022.

•	Book value per common share of $20.87, an increase of 3.1% from $20.25 at December 31, 2022.

Results of Operations for the Three and Six Months Ended June 30, 2023, and 2022

Performance Summary

For the three months ended June 30, 2023, net income available to common shareholders was $18.4 million, or $0.73 per basic and diluted common share, compared to net income of $13.8 million, or $0.61 per basic and diluted common share, for the three months ended June 30, 2022. Return on average assets, on an annualized basis, increased to 1.18% for the three months ended June 30, 2023, from 1.03% for the three months ended June 30, 2022. Return on average equity, on an annualized basis, increased to 13.99% for the three months ended June 30, 2023, as compared to 12.25% for the three months ended June 30, 2022.

For the six months ended June 30, 2023, net income available to common shareholders was $32.1 million, or $1.28 per basic common share and $1.27 per diluted common share, compared to net income of $22.5 million, or $1.03 per basic and diluted common share, for the six months ended June 30, 2022. Return on average assets, on an annualized basis, increased to 1.04% for the six months ended June 30, 2023, from 0.88% for the six months ended June 30, 2022. Return on average equity, on an annualized basis, increased to 12.39% for the six months ended June 30, 2023, as compared to 10.12% for the six months ended June 30, 2022.

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

For the three months ended June 30, 2023, net interest income totaled $53.3 million, and net interest margin and net interest spread were 3.63% and 2.75%, respectively, compared to $49.6 million, 3.99%, and 3.81%, respectively, for the three months ended June 30, 2022. The average yield on the loan portfolio was 6.54% for the three months ended June 30, 2023, compared to 5.11% for the three months ended June 30, 2022, and the average yield on total interest-earning assets was 5.84% for the three months ended June 30, 2023, compared to 4.35% for the three months ended June 30, 2022. For the three months ended June 30, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 195 basis points compared to the three months ended June 30, 2022, primarily due to the federal reserve increasing rates during 2022 and 2023.

For the six months ended June 30, 2023, net interest income totaled $106.1 million, and net interest margin and net interest spread were 3.69% and 2.85%, respectively, compared to $90.0 million, 3.78%, and 3.61%, respectively, for the six months ended June 30, 2022. The average yield on the loan portfolio was 6.44% for the six months ended June 30, 2023, compared to 4.98% for the six months ended June 30, 2022, and the average yield on total interest-earning assets was 5.75% for the six months ended June 30, 2023, compared to 4.12% for the six months ended June 30, 2022. For the six months ended June 30, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 180 basis points compared to the six months ended June 30, 2022, primarily due to the federal reserve increasing rates during 2022 and 2023.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2023, and 2022, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Prior to January 1, 2023, and the adoption of ASU 2016-13, acquired impaired loans accreted interest income based on their estimated expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$4,861,783	$79,223	6.54%	$3,894,899	$49,639	5.11%
Securities	916,421	5,097	2.23	966,960	4,143	1.72
Interest-bearing deposits in other banks	117,086	1,528	5.23	122,175	232	0.76
Total interest-earning assets	5,895,290	85,848	5.84	4,984,034	54,014	4.35
Allowance for loan losses	(42,010)			(29,945)
Noninterest-earning assets	421,376			417,550
Total assets	$6,274,656	$85,848		$5,371,639	$54,014
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,405,221	$23,680	2.79%	$2,981,613	$2,557	0.34%
Subordinated debt	108,619	1,251	4.62	111,107	1,300	4.69
Subordinated debt - trust preferred securities	5,000	108	8.66	5,000	52	4.17
Bank Term Funding Program	384,816	4,309	4.49	-	-	-
Advances from FHLB	298,324	3,038	4.08	171,224	506	1.19
First National Bankers Bank ("FNBB") Line of Credit	-	-	-	3,333	21	2.53
Other borrowings	22,109	136	2.47	24,927	16	0.26
Total interest-bearing liabilities	4,224,089	32,522	3.09	3,297,204	4,452	0.54
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,410,983			1,596,174
Other liabilities	40,329			27,830
Total noninterest-bearing liabilities	1,451,312			1,624,004
Shareholders' equity:
Common shareholders' equity	527,325			450,431
Preferred equity	71,930			-
Total shareholders' equity	599,255			450,431
Total liabilities and shareholders' equity	$6,274,656			$5,371,639
Net interest rate spread (1)			2.75%			3.81%
Net interest income		$53,326			$49,562
Net interest margin (2)			3.63%			3.99%
Overall cost of funds			2.31%			0.36%

(1) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2) Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$4,790,843	$152,991	6.44%	$3,640,470	$89,822	4.98%
Securities	921,958	9,879	2.16	986,107	7,987	1.63
Interest-bearing deposits in other banks	87,282	2,470	5.71	171,662	327	0.38
Total interest-earning assets	5,800,083	165,340	5.75	4,798,239	98,136	4.12
Allowance for credit losses	(41,772)			(29,602)
Noninterest-earning assets	440,549			377,235
Total Assets	$6,198,860	$165,340		$5,145,872	$98,136
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,372,358	$42,608	2.55%	$2,932,228	$4,820	0.33%
Subordinated debt	109,634	2,640	4.86	101,231	2,415	4.81
Subordinated debt - trust preferred securities	5,000	206	8.31	5,000	94	3.79
Bank Term Funding Program	207,411	4,689	4.56	-	-	-
Advances from FHLB	410,348	8,880	4.36	125,800	729	1.17
FNBB Line of Credit	-	-	-	1,667	21	2.54
Other borrowings	21,502	242	2.27	22,297	20	0.18
Total interest-bearing liabilities	4,126,253	59,265	2.90	3,188,223	8,099	0.51
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,442,084			1,483,095
Other liabilities	36,601			26,338
Total noninterest-bearing liabilities	1,478,685			1,509,433
Shareholders' equity:
Common shareholders' equity	521,992			448,216
Preferred equity	71,930			-
Total shareholders' equity	593,922			448,216
Total liabilities and shareholders' equity	$6,198,860			$5,145,872
Net interest rate spread (1)			2.85%			3.61%
Net interest income		$106,075			$90,037
Net interest margin (2)			3.69%			3.78%
Overall cost of funds			2.15%			0.35%

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

	For the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$15,755	$13,829	$29,584
Securities	(281)	1,235	954
Interest-bearing deposits in other banks	(66)	1,362	1,296
Total increase in interest income	$15,408	$16,426	$31,834
Interest-bearing liabilities:
Interest-bearing deposits	$2,946	$18,177	$21,123
Subordinated debt	(29)	(20)	(49)
Subordinated debt - trust preferred securities	-	56	56
Bank Term Funding Program	4,309	-	4,309
Advances from FHLB	1,294	1,238	2,532
FNBB Line of Credit	-	(21)	(21)
Other borrowings	(17)	137	120
Total increase in interest expense	8,503	19,567	28,070
Increase (decrease) in net interest income	$6,905	$(3,141)	$3,764

	For the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$36,736	$26,433	$63,169
Securities	(687)	2,579	1,892
Interest-bearing deposits in other banks	(2,388)	4,531	2,143
Total increase in interest income	$33,661	$33,543	$67,204
Interest-bearing liabilities:
Interest-bearing deposits	$5,561	$32,227	$37,788
Subordinated debt	202	23	225
Subordinated debt - trust preferred securities	-	112	112
Bank Term Funding Program	4,689	-	4,689
Advances from FHLB	6,158	1,993	8,151
FNBB Line of Credit	-	(21)	(21)
Other borrowings	(9)	231	222
Total increase in interest expense	16,601	34,565	51,166
Increase (decrease) in net interest income	$17,060	$(1,022)	$16,038

Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $538,000 for the three months ended June 30, 2023, and $2.9 million for the same period in 2022. For the six months ended June 30, 2023, and 2022, the provision for credit losses was $3.8 million and $4.6 million, respectively. The lower provision for the both the three and six months ended June 30, 2023, compared to the same periods in 2022 relates primarily to lower loan growth in 2023.

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

	For the Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,413	$2,086	$327
Debit card and ATM fee income	1,646	1,657	(11)
Bank-owned life insurance income	547	475	72
Gain on sales of loans	494	186	308
Loss on sales of investment securities	(61)	(8)	(53)
Fees and brokerage commissions	1,791	1,749	42
Mortgage origination income	56	161	(105)
Correspondent bank income	94	10	84
Gain on sales of other real estate owned	14	10	4
Gain on sales / disposals of other assets	14	-	14
Gain on extinguishment of debt	941	-	941
Pass-through income from other investments	2,812	52	2,760
Other	1,197	643	554
Total noninterest income	$11,958	$7,021	$4,937

	For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$4,694	$3,891	$803
Debit card and ATM fee income	3,216	3,158	58
Bank-owned life insurance income	1,071	844	227
Gain on sales of loans	1,105	251	854
Loss on sales of investment securities	(62)	(39)	(23)
Fees and brokerage commissions	3,604	3,584	20
Mortgage origination income	130	370	(240)
Correspondent bank income	131	14	117
Gain on sales of other real estate owned	223	18	205
Gain (loss) on sales of other assets	9	(717)	726
Gain on extinguishment of debt	941	-	941
Pass-through income from other investments	2,985	167	2,818
Other	2,299	1,376	923
Total noninterest income	$20,346	$12,917	$7,429

Total noninterest income increased $4.9 million, or 70.3%, from the three months ended June 30, 2022.  The increase was primarily due to the increase in service charges of $327,000, or 15.7%, the increase in the gain on sales of loans of $308,000, or 165.6%, primarily due to the sale of small business administration (“SBA”) loans, the gain on extinguishment of debt of $941,000 related to the redemption of subordinated debt, and the increase in pass-through income from other equity investments of $2.8 million.

Total noninterest income increased $7.4 million, or 57.5%, from the six months ended June 30, 2022.  The increase was primarily due to the increase in service charges of $803,000, or 20.6%, the increase in the gain on sales of loans of $854,000, or 340.2%, primarily due to the sale of small business administration (“SBA”) loans, the gain on extinguishment of debt of $941,000 related to the redemption of subordinated debt, and the increase in pass-through income from other equity investments of $2.8 million, offset by the reduction of $717,000 relating to the disposal of former branch equipment in 2022.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$22,339	$21,408	$931
Non-staff expenses:
Occupancy of bank premises	2,406	2,422	(16)
Depreciation and amortization	1,720	1,734	(14)
Data processing	3,035	1,886	1,149
FDIC assessment fees	1,092	661	431
Legal and professional fees	961	735	226
Advertising and promotions	1,226	703	523
Utilities and communications	720	822	(102)
Ad valorem shares tax	965	812	153
Directors' fees	270	212	58
Other real estate owned expenses and write-downs	39	35	4
Merger and conversion related expenses	68	615	(547)
Other	4,861	4,352	509
Total noninterest expense	$39,702	$36,397	$3,305

	For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$45,515	$41,111	$4,404
Non-staff expenses:
Occupancy of bank premises	4,703	4,474	229
Depreciation and amortization	3,430	3,303	127
Data processing	4,520	4,002	518
FDIC assessment fees	2,025	1,404	621
Legal and professional fees	1,574	1,278	296
Advertising and promotions	2,374	1,234	1,140
Utilities and communications	1,441	1,601	(160)
Ad valorem shares tax	1,930	1,625	305
Directors' fees	539	414	125
Other real estate owned expenses and write-downs	169	49	120
Merger and conversion related expenses	171	1,426	(1,255)
Other	9,990	8,196	1,794
Total noninterest expense	$78,381	$70,117	$8,264

Total noninterest expense increased $3.3 million, or 9.1%, from the three months ended June 30, 2022, primarily attributed to a $931,000, or 4.3%, increase in salaries and employee benefits, and a $1.1 million, or 60.9%, increase in data processing expenses. The increase in data processing costs was attributable to $715,000 in charges paid in the second quarter of 2023 due to an error identified by our data processor in their billing system.

Total noninterest expense increased $8.3 million, or 11.8%, from the six months ended June 30, 2022, primarily attributed to a $4.4 million, or 10.7%, increase in salaries and employee benefits, a $1.1 million, or 92.4%, increase in advertising and promotions, and partially offset by the reduction of $1.3 million, or 88.0%, in merger and conversion related expenses.

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

For the three months ended June 30, 2023, income tax expense totaled $5.3 million, an increase of $1.8 million, or 52.3%, compared to $3.5 million for the same period in 2022. For the six months ended June 30, 2023, income tax expense totaled $9.5 million, an increase of $3.7 million, or 64.4%, compared to $5.8 million for the same period in 2022. Our effective tax rates for the three months ended June 30, 2023, and 2022 were 21.2% and 20.2%, respectively. For the six months ended June 30, 2023, and 2022, our effective tax rates were 21.5% and 20.5%, respectively.

Financial Condition

Our total assets increased $464.2 million, or 7.7%, from December 31, 2022, to June 30, 2023, due primarily from the increase in our loan portfolio.

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

As of June 30, 2023, total loans, excluding mortgage loans held for sale, were $4.9 billion, an increase of $292.6 million, or 6.4%, compared to $4.6 billion as of December 31, 2022. The increase was primarily due to our Dallas/Fort Worth, North Louisiana and New Orleans regions which accounted for 88.2% of the loan growth based on unpaid principal balances. Additionally, $435,000, and $304,000 in loans were classified as loans held for sale as of June 30, 2023, and December 31, 2022, respectively.

Total loans held for investment as a percentage of total deposits were 97.7% and 95.6% as of June 30, 2023, and December 31, 2022, respectively. Total loans held for investment as a percentage of total assets were 75.9% and 76.9% as of June 30, 2023, and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2023 (Unaudited)		As of December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,132,044	43.5%	$2,020,406	43.9%
Construction	719,080	14.7	722,074	15.7
Residential	675,462	13.8	656,378	14.2
Total Real Estate Loans	3,526,586	72.0	3,398,858	73.8
Commercial	1,309,222	26.7	1,153,873	25.0
Consumer and Other	62,929	1.3	53,445	1.2
Total loans held for investment	$4,898,737	100.0%	$4,606,176	100.0%

SBA Paycheck Protection Program (“PPP”) loans accounted for $1.4 million and $2.8 million of the commercial portfolio as of June 30, 2023, and December 31, 2022, respectively.

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

Real Estate: Commercial loans increased $111.6 million, or 5.5%, to $2.1 billion as of June 30, 2023, from $2.0 billion as of December 31, 2022.

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

Real Estate: Construction loans decreased $3.0 million, or 0.4%, to $719.1 million as of June 30, 2023, from $722.1 million as of December 31, 2022.

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

Real Estate: Residential loans increased $19.1 million, or 2.9%, to $675.5 million as of June 30, 2023, from $656.4 million as of December 31, 2022.

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

Commercial loans increased $155.3 million, or 13.5%, to $1.3 billion as of June 30, 2023, from $1.2 billion as of December 31, 2022.

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

Consumer and other loans increased $9.5 million, or 17.7%, to $62.9 million as of June 30, 2023, from $53.4 million as of December 31, 2022.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$238,328	$1,135,550	$649,450	$108,716	$2,132,044
Construction	311,374	327,254	66,924	13,528	719,080
Residential	75,755	387,489	149,030	63,188	675,462
Total Real Estate Loans	625,457	1,850,293	865,404	185,432	3,526,586
Commercial	529,472	535,774	243,184	792	1,309,222
Consumer and Other	32,903	25,542	4,278	206	62,929
Total loans held for investment	$1,187,832	$2,411,609	$1,112,866	$186,430	$4,898,737

Fixed rate loans:
Real Estate Loans:
Commercial	$133,531	$967,705	$504,331	$14,454	$1,620,021
Construction	99,165	208,961	35,882	6,970	350,978
Residential	47,313	339,488	92,042	13,401	492,244
Total Real Estate Loans	280,009	1,516,154	632,255	34,825	2,463,243
Commercial	139,881	316,396	162,296	-	618,573
Consumer and Other	23,591	18,443	3,314	163	45,511
Total fixed rate loans	$443,481	$1,850,993	$797,865	$34,988	$3,127,327

Floating rate loans:
Real Estate Loans:
Commercial	$104,797	$167,845	$145,119	$94,262	$512,023
Construction	212,209	118,293	31,042	6,558	368,102
Residential	28,442	48,001	56,988	49,787	183,218
Total Real Estate Loans	345,448	334,139	233,149	150,607	1,063,343
Commercial	389,591	219,378	80,888	792	690,649
Consumer and Other	9,312	7,099	964	43	17,418
Total floating rate loans	$744,351	$560,616	$315,001	$151,442	$1,771,410

	As of December 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$229,679	$1,024,273	$645,257	$121,197	$2,020,406
Construction	274,027	381,218	59,813	7,016	722,074
Residential	69,444	370,483	157,849	58,602	656,378
Total Real Estate Loans	573,150	1,775,974	862,919	186,815	3,398,858
Commercial	455,809	462,414	235,333	317	1,153,873
Consumer and Other	23,391	24,823	5,021	210	53,445
Total loans held for investment	$1,052,350	$2,263,211	$1,103,273	$187,342	$4,606,176

Fixed rate loans:
Real Estate Loans:
Commercial	$124,261	$885,532	$508,455	$9,339	$1,527,587
Construction	95,358	242,554	35,137	3,674	376,723
Residential	41,512	321,796	96,648	12,341	472,297
Total Real Estate Loans	261,131	1,449,882	640,240	25,354	2,376,607
Commercial	146,321	286,908	164,383	-	597,612
Consumer and Other	15,113	19,147	3,884	164	38,308
Total fixed rate loans	$422,565	$1,755,937	$808,507	$25,518	$3,012,527

Floating rate loans:
Real Estate Loans:
Commercial	$105,418	$138,741	$136,802	$111,858	$492,819
Construction	178,669	138,664	24,676	3,342	345,351
Residential	27,932	48,687	61,201	46,261	184,081
Total Real Estate Loans	312,019	326,092	222,679	161,461	1,022,251
Commercial	309,488	175,506	70,950	317	556,261
Consumer and Other	8,278	5,676	1,137	46	15,137
Total floating rate loans	$629,785	$507,274	$294,766	$161,824	$1,593,649

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $19.1 million and $12.8 million in nonperforming assets as of June 30, 2023, and December 31, 2022, respectively. We had $17.5 million in nonperforming loans as of June 30, 2023, compared to $11.4 million as of December 31, 2022. The increase in nonperforming assets from December 31, 2022, to June 30, 2023, is primarily due to the adoption of CECL and the elimination of ASC 310-30 which excluded purchased impaired loans accreting interest income.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$17,006	$11,054
Accruing loans 90 or more days past due	468	335
Total nonperforming loans	17,474	11,389
Other nonperforming assets	29	62
Other real estate owned:
Commercial real estate, construction, land and land development	1,199	1,199
Residential real estate	388	173
Total other real estate owned	1,587	1,372
Total nonperforming assets	$19,090	$12,823
Ratio of nonperforming loans to total loans held for investment	0.36%	0.25%
Ratio of nonperforming assets to total assets	0.30	0.21
Ratio of nonaccrual loans to total loans held for investment	0.35	0.24

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$3,081	$2,644
Construction	2,423	992
Residential	7,034	4,080
Total Real Estate Loans	12,538	7,716
Commercial	4,235	3,150
Consumer and Other	233	188
Total	$17,006	$11,054

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

	As of June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,093,233	$27,893	$9,485	$1,433	$2,132,044
Construction	714,797	605	3,333	345	719,080
Residential	663,461	2,447	8,875	679	675,462
Total Real Estate Loans	3,471,491	30,945	21,693	2,457	3,526,586
Commercial	1,279,081	20,086	7,918	2,137	1,309,222
Consumer and Other	62,554	2	373	-	62,929
Total	$4,813,126	$51,033	$29,984	$4,594	$4,898,737

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

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

As of June 30, 2023, the allowance for credit losses totaled $45.6 million, or 0.93%, of total loans held for investment. As of December 31, 2022, the allowance for credit losses totaled $38.8 million, or 0.84%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Six Months Ended June 30, 2023 (Unaudited)	As of and For the Year Ended December 31, 2022
	(Dollars in thousands)
Average loans outstanding (1)	$4,790,843	$4,020,436
Gross loans held for investment outstanding end of period	$4,898,737	$4,606,176
Allowance for credit losses at beginning of period	$38,783	$29,936
Adoption of ASU 2016-13	5,857	-
Provision for credit losses	3,760	10,667
Charge-offs:
Real Estate:
Commercial	1,827	51
Construction	1	16
Residential	42	191
Total Real Estate	1,870	258
Commercial	373	2,139
Consumer and other	724	424
Total charge-offs	2,967	2,821
Recoveries:
Real Estate:
Commercial	16	50
Construction	-	25
Residential	7	20
Total Real Estate	23	95
Commercial	82	739
Consumer and other	102	167
Total recoveries	207	1,001
Net charge-offs	2,760	1,820
Allowance for credit losses at end of period	$45,640	$38,783
Ratio of allowance for credit losses to end of period loans held for investment	0.93%	0.84%
Ratio of net charge-offs to average loans	0.06	0.05
Ratio of allowance for credit losses to nonaccrual loans	268.38	350.85

(1) Excluding loans held for sale

	As of and For the Six Months Ended June 30, 2023 (Unaudited)		As of and For the Year Ended December 31, 2022		As of and For the Six Months Ended June 30, 2022 (Unaudited)

	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$1,811	0.04%	$1	0.00%	$22	0.00%
Construction	1	0.00%	(9)	0.00%	(12)	0.00%
Residential	35	0.00%	171	0.00%	-	0.00%
Total Real Estate Loans	1,847	0.04%	163	0.00%	10	0.00%
Commercial	291	0.01%	1,400	0.04%	1,235	0.03%
Consumer and Other	622	0.01%	257	0.01%	112	0.01%
Total net charge-offs (recoveries)	$2,760	0.06%	$1,820	0.05%	$1,357	0.04%

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

	As of June 30, 2023 (Unaudited)		As of December 31, 2022		As of June 30, 2022 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,448	40.4%	$14,922	38.5%	$13,073	39.6%
Construction	10,019	22.0	5,905	15.2	5,135	15.6
Residential	5,484	12.0	5,367	13.8	5,197	15.8
Total real estate	33,951	74.4	26,194	67.5	23,405	71.0
Commercial	11,258	24.7	11,950	30.8	8,925	27.1
Consumer and Other	431	0.9	639	1.7	627	1.9
Total allowance for credit losses	$45,640	100.0%	$38,783	100.0%	$32,957	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2023, the carrying amount of investment securities totaled $877.8 million, a decrease of $13.0 million, or 1.5%, compared to $890.8 million as of December 31, 2022. The decrease was primarily due to unrealized losses in the first six months of 2023. Securities represented 13.6% and 14.9% of total assets as of June 30, 2023, and December 31, 2022, respectively.

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

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,731	$-	$2,508	$30,223
U.S. government agencies	50,253	-	2,821	47,432
Corporate bonds	49,383	-	6,559	42,824
Mortgage-backed securities	501,470	38	57,472	444,036
Municipal securities	346,333	37	33,111	313,259
Total	$980,170	$75	$102,471	$877,774

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$32,783	$-	$2,668	$30,115
U.S. government agencies	50,288	-	2,916	47,372
Corporate bonds	48,475	25	2,496	46,004
Mortgage-backed securities	506,671	267	55,213	451,725
Municipal securities	347,382	11	31,858	315,535
Total	$985,599	$303	$95,151	$890,751

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

	As of June 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$9,759	1.50%	$20,464	0.77%	$-	-%	$-	-%	$30,223	1.00%
U.S. government agencies	-	-%	47,432	1.89%	-	-%	-	-%	47,432	1.89%
Corporate bonds	28	-%	667	3.46%	42,129	4.61%	-	-%	42,824	4.59%
Mortgage-backed securities	2,529	1.19%	50,566	1.77%	158,305	1.96%	232,636	2.22%	444,036	2.07%
Municipal securities	15,448	1.70%	98,757	1.51%	122,822	1.89%	76,232	2.36%	313,259	1.88%
Total	$27,764	1.58%	$217,886	1.59%	$323,256	2.28%	$308,868	2.26%	$877,774	2.08%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$30,115	1.00%	$-	-%	$-	-%	$30,115	1.00%
U.S. government agencies	-	-%	47,372	1.63%	-	-%	-	-%	47,372	1.63%
Corporate bonds	151	-%	2,500	4.08%	43,353	4.49%	-	-%	46,004	4.45%
Mortgage-backed securities	2,458	0.97%	41,738	1.65%	172,301	1.69%	235,228	1.94%	451,725	1.81%
Municipal securities	15,299	1.76%	97,064	1.44%	120,905	1.79%	82,267	2.13%	315,535	1.77%
Total	$17,908	1.64%	$218,789	1.49%	$336,559	2.08%	$317,495	1.99%	$890,751	1.90%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.56 years with an estimated effective duration of 3.80 years as of June 30, 2023.

As of June 30, 2023, and December 31, 2022, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of June 30, 2023, and December 31, 2022, the Company held other equity securities of $34.8 million and $37.5 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2023, were $5.0 billion, an increase of $194.1 million, or 4.0%, compared to $4.8 billion as of December 31, 2022. Total uninsured deposits were $1.9 billion, or 38.1%, of total deposits as of June 30, 2023 compared to $1.5 billion, or 31.9%, of total deposits as of December 31, 2022.

Noninterest-bearing deposits as of June 30, 2023, were $1.4 billion compared to $1.5 billion as of December 31, 2022, a decrease of $120.0 million, or 7.7%.

Average deposits for the six months ended June 30, 2023, were $4.8 billion, an increase of $266.6 million, or 5.9%, over the full year average for the year ended December 31, 2022, of $4.5 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.81% for the year ended December 31, 2022, to 2.55% for the six months ended June 30, 2023. The increase in average rates was driven by the federal reserve raising rates during the year ended December 31, 2022, and continuing in the six months ended June 30, 2023. In addition, the stability of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.78% for the six months ended June 30, 2023, compared to 0.54% for the year ended December 31, 2022.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2023 (Unaudited)		For the Year Ended December 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$475,307	3.31%	$298,845	1.31%
Negotiable order of withdrawal ("NOW") accounts	500,331	1.17%	536,742	0.30%
Limited access money market accounts and savings	1,413,666	2.30%	1,483,763	0.81%
Certificates and other time deposits > $250k	383,581	3.51%	208,661	1.03%
Certificates and other time deposits < $250k	599,473	3.07%	479,871	0.98%
Total interest-bearing deposits	3,372,358	2.55%	3,007,882	0.81%
Noninterest-bearing demand accounts	1,442,084	-%	1,539,938	-%
Total deposits	$4,814,442	1.78%	$4,547,820	0.54%

The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2023, and the year ended December 31, 2022, was 30.0% and 33.9%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2023:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$31,809	$141,164
More than 3 months but less than 6 months	164,042	125,340
More than 6 months but less than 12 months	179,353	123,155
12 months or more	220,043	66,924
Total	$595,247	$456,583

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of June 30, 2023:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
South State Bank	9,000
Total	$154,000

We had $14.1 million in outstanding balances at December 31, 2022 and no outstanding balance as of June 30, 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize brokered deposits, purchased funds from correspondent banks, bank term funding program, and overnight advances from the FHLB. As of June 30, 2023, and December 31, 2022, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $154.0 million. There was $14.1 million drawn under these lines of credit at December 31, 2022 and none drawn at June 30, 2023. We had an additional $1.4 billion and $1.3 billion of availability through the FHLB at June 30, 2023, and December 31, 2022, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.2 billion and $5.5 billion for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively.

	For the Six Months Ended June 30, 2023 (Unaudited)	For the Year Ended December 31, 2022
Source of Funds:
Deposits:
Noninterest-bearing	23.3%	28.1%
Interest-bearing	54.4	55.0
Subordinated debt (excluding trust preferred securities)	1.8	1.9
Advances from FHLB	6.6	4.9
Other borrowings	0.4	0.6
Bank Term Funding Program	3.3	-
Other liabilities	0.6	0.7
Shareholders' equity	9.6	8.8
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.6%	72.9%
Securities available for sale	14.9	17.5
Interest-bearing deposits in other banks	1.4	2.1
Other noninterest-earning assets	7.1	7.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	30.0%	33.9%
Average loans to average deposits	99.5	88.4

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 31.5% for the six months ended June 30, 2023, compared to the same period in 2022, impacted by significant growth in our Dallas/Fort Worth region. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.56 years and an effective duration of 3.80 years as of June 30, 2023. As of December 31, 2022, our securities portfolio had a weighted average life of 4.88 years and an effective duration of 4.09 years.

As of June 30, 2023, we had outstanding $1.3 billion in commitments to extend credit and $45.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had outstanding $1.3 billion in commitments to extend credit and $45.6 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of June 30, 2023, and December 31, 2022 we had cash and cash equivalents, including federal funds sold, of $354.8 million and $168.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $601.0 million as of June 30, 2023, compared to $580.5 million as of December 31, 2022, an increase of $20.5 million, or 3.5%. This increase was primarily due to net income of $34.8 million offset with other comprehensive losses of $7.1 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, and dividends paid on preferred stock and common stock of $8.8 million.

On July 27, 2023, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of August 15, 2023. The dividend is to be paid on August 31, 2023, or as soon as practicable thereafter.

On July 27, 2023, our Board declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2023, in the amount of $0.12 per common share to the common shareholders of record as of August 15, 2023. The dividend is to be paid on August 31, 2023, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2023, and December 31, 2022, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2023 (Unaudited)		As of December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$727,734	12.49%	$704,840	12.75%
Tier 1 capital (to risk weighted assets)	584,116	10.03%	557,088	10.07%
Common Equity Tier 1 capital (to risk weighted assets)	507,186	8.71%	480,158	8.68%
Tier 1 Leverage capital (to average assets)	584,116	9.35%	557,088	9.49%

b1BANK
Total capital (to risk weighted assets)	$701,950	12.06%	$657,588	11.91%
Tier 1 capital (to risk weighted assets)	656,310	11.27%	618,805	11.20%
Common Equity Tier 1 capital (to risk weighted assets)	656,310	11.27%	618,805	11.20%
Tier 1 Leverage capital (to average assets)	656,310	10.51%	618,805	10.55%

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

Long Term Debt

During the year ended December 31, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $1.7 million as of June 30, 2023. We recognized $941,000 in gains on the extinguishment of debt during the three months ended June 30, 2023.

FHLB Advances

Advances from the FHLB totaled approximately $362.2 million and $410.1 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.22% and 3.88%, respectively, and mature within five years. At June 30, 2023, $145.0 million in advances were short term with a rate of 5.37% to 5.50%. At December 31, 2022, $262.0 million in advances were short term with a rate of 4.55%.

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve launched the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at June 30, 2023.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2023, and December 31, 2022 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $362.2 million and $410.1 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.22% and 3.88%, respectively, and mature within five years. We participated in the BTFP in March 2023 and as of June 30, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. The subordinated debt totaled $103.8 million and $110.7 million at June 30, 2023 and December 31, 2022, respectively. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears interest at a fixed rate of 6.25% until April 11, 2023, then will reset to a floating interest rate based on a benchmark plus 350 basis points, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million was called on May 1, 2023 and as of such date, no longer bears interest. Of this $8.9 million note, $5.7 million was extinguished during the three months ended June 30, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $1.7 million and $2.9 million remaining at June 30, 2023 and December 31, 2022, respectively. We recognized $941,000 in gains on the extinguishment of this debt during the three months ended June 30, 2023.

	As of June 30, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$1,863	$5,915	$3,908	$4,112	$15,798
Time deposits	916,853	288,824	44,469	21	1,250,167
Subordinated debt (including premium)	3,947	460	439	98,976	103,822
Advances from FHLB	145,000	50,875	166,287	-	362,162
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	23,230	-	-	-	23,230
Standby and commercial letters of credit	40,769	4,275	71	25	45,140
Commitments to extend credit	649,315	327,993	150,485	126,196	1,253,989
Total	$2,080,977	$678,342	$365,659	$234,330	$3,359,308

	As of December 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$3,725	$5,915	$3,908	$4,112	$17,660
Time deposits	601,980	145,606	38,971	20	786,577
Subordinated debt (including premium)	613	1,227	9,839	99,070	110,749
Advances from FHLB	262,000	875	147,225	-	410,100
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	20,208	-	-	-	20,208
Standby and commercial letters of credit	18,706	26,468	377	-	45,551
Commitments to extend credit	654,067	342,844	200,971	147,288	1,345,170
Total	$1,561,299	$522,935	$401,291	$255,490	$2,741,015

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(4.40%)	(4.31%)	(8.60%)	(5.55%)
+200	(2.90%)	(2.66%)	(5.90%)	(3.65%)
+100	(1.50%)	(1.04%)	(3.50%)	(1.94%)
Base	-%	-%	-%	-%
-100	(0.40%)	1.25%	(0.70%)	1.76%
-200	(2.50%)	2.27%	(2.30%)	3.38%

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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended June 30, 2023, was $17.7 million, or $0.70 per diluted common share, compared to core net income available to common shareholders of $14.6 million, or $0.64 per diluted common share, for the three months ended June 30, 2022. Notable noncore events impacting earnings for the three months ended June 30, 2023, included $941,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the $5.7 million subordinated debt redemption, compared to $708,000 in acquisition-related expenses and $270,000 in expenses attributable to storm repairs (primarily related to storms in 2021) for the same period in 2022.

For the six months ended June 30, 2023, core net income available to common shareholders was $31.5 million, or $1.25 per diluted common share, compared to core net income available to common shareholders of $24.8 million, or $1.14 per diluted common share, for the six months ended June 30, 2022. Notable noncore events impacting earnings for the six months ended June 30, 2023, included $941,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the $5.7 million subordinated debt redemption and $171,000 in acquisition-related expenses, compared to the six months ended June 30, 2022, included the incurrence of losses of $717,000 on disposals of former bank premises and equipment included in other income, $1.5 million in acquisition-related expenses and $501,000 in expenses attributable to storm repairs (primarily related to storms in 2021) for the same period in 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$85,848	$54,014	$165,340	$98,136
Core interest income	85,848	54,014	165,340	98,136
Interest Expense:
Interest expense	32,522	4,452	59,265	8,099
Core interest expense	32,522	4,452	59,265	8,099
Provision for Credit Losses:
Provision for credit losses	538	2,945	3,760	4,562
Core provision expense	538	2,945	3,760	4,562
Other Income:
Other income	11,958	7,021	20,346	12,917
Losses on former bank premises and equipment	-	-	-	717
Losses on sale of securities	61	8	62	39
Gain on extinguishment of debt	(941)	-	(941)	-
Core other income	11,078	7,029	19,467	13,673
Other Expense:
Other expense	39,702	36,397	78,381	70,117
Acquisition-related expenses (2)	(68)	(708)	(171)	(1,519)
Occupancy and bank premises - storm repair	-	(270)	-	(501)
Core other expense	39,634	35,419	78,210	68,097
Pre-Tax Income:
Pre-tax income	25,044	17,241	44,280	28,275
Losses on former bank premises and equipment	-	-	-	717
Losses on sale of securities	61	8	62	39
Gain on extinguishment of debt	(941)	-	(941)	-
Acquisition-related expenses (2)	68	708	171	1,519
Occupancy and bank premises - storm repair	-	270	-	501
Core pre-tax income	24,232	18,227	43,572	31,051
Provision for Income Taxes: (1)
Provision for income taxes	5,305	3,484	9,516	5,787
Tax on losses on former bank premises and equipment	-	-	-	151
Tax on losses on sale of securities	13	2	13	9
Tax on gain on extinguishment of debt	(199)	-	(199)	-
Tax on acquisition-related expenses (2)	14	126	20	174
Tax on occupancy and bank premises - storm repair	-	57	-	106
Core provision for income taxes	5,133	3,669	9,350	6,227
Preferred Dividends
Preferred dividends	1,350	-	2,700	-
Core preferred dividends	1,350	-	2,700	-
Net Income Available to Common Shareholders:
Net income available to common shareholders	18,389	13,757	32,064	22,488
Losses on former bank premises and equipment , net of tax	-	-	-	566
Losses on sale of securities, net of tax	48	6	49	30
Gain on extinguishment of debt, net of tax	(742)	-	(742)	-
Acquisition-related expenses (2), net of tax	54	582	151	1,345
Occupancy and bank premises - storm repair, net of tax	-	213	-	395
Core net income available to common shareholders	$17,749	$14,558	$31,522	$24,824
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.73	$0.61	$1.27	$1.03
Losses on former bank premises and equipment , net of tax	-	-	-	0.03
Losses on sale of securities, net of tax	-	-	-	-
Gain on extinguishment of debt, net of tax	(0.03)	-	(0.03)	-
Acquisition-related expenses (2), net of tax	-	0.02	0.01	0.06
Occupancy and bank premises - storm repair, net of tax	-	0.01	-	0.02
Core diluted earnings per common share	$0.70	$0.64	$1.25	$1.14

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$600,968	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	529,038	508,551
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(12,993)	(14,042)
Total tangible common equity	$427,502	$405,966
Common shares outstanding (1)	25,344,168	25,110,313
Book value per common shares (1)	$20.87	$20.25
Tangible book value per common shares (1)	16.87	16.17

(1)

Excludes the dilutive effect, if any, of 237,021 and 184,015 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2023 and December 31, 2022, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$600,968	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	529,038	508,551
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(12,993)	(14,042)
Total tangible common equity	$427,502	$405,966
Tangible Assets
Total Assets	$6,454,649	$5,990,460
Adjustments:
Goodwill	(88,543)	(88,543)
Core deposit and customer intangibles	(12,993)	(14,042)
Total tangible assets	$6,353,113	$5,887,875
Common Equity to Total Assets	8.2%	8.5%
Tangible Common Equity to Tangible Assets	6.7	6.9

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

Item 3.         Defaults upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

(a)	Not applicable.

(b)	Not applicable.

(c)

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BUSINESS FIRST BANCSHARES, INC.

August 3, 2023	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

August 3, 2023	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer