Form 10-Q
period 2023-09-30
Business First Bancshares, Inc.
filed 2023-11-02
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, the issuer has outstanding 25,344,168 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item  1.         Financial Statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Cash and Due from Banks	$191,461	$152,740
Federal Funds Sold	196,616	15,606
Securities Available for Sale, at Fair Values (Amortized Cost of $968,498 at September 30, 2023 and $985,599 at December 31, 2022)	849,704	890,751
Mortgage Loans Held for Sale	652	304
Loans and Lease Receivable, Net of Allowance for Loan Losses of $41,129 at September 30, 2023 and $38,178 at December 31, 2022	4,879,144	4,567,998
Premises and Equipment, Net	64,674	63,177
Accrued Interest Receivable	28,060	25,666
Other Equity Securities	32,591	37,467
Other Real Estate Owned	1,558	1,372
Cash Value of Life Insurance	95,906	91,958
Deferred Taxes	34,660	31,194
Goodwill	88,391	88,543
Core Deposit and Customer Intangible	12,418	14,042
Other Assets	12,946	9,642
Total Assets	$6,488,781	$5,990,460
LIABILITIES
Deposits:
Noninterest Bearing	$1,412,406	$1,549,381
Interest Bearing	3,778,317	3,270,964
Total Deposits	5,190,723	4,820,345
Federal Funds Purchased	-	14,057
Securities Sold Under Agreements to Repurchase	23,245	20,208
Short Term Borrowings	9	9
Bank Term Funding Program	300,000	-
Federal Home Loan Bank Borrowings	214,184	410,100
Subordinated Debt	100,048	110,749
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	11,188	2,092
Other Liabilities	40,018	27,419
Total Liabilities	5,884,415	5,409,979

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both September 30, 2023 and December 31, 2022, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,344,168 and 25,110,313 Shares Issued and Outstanding at September 30, 2023 and December 31, 2022, respectively	25,344	25,110
Additional Paid-in Capital	396,121	393,690
Retained Earnings	205,207	163,955
Accumulated Other Comprehensive Loss	(94,236)	(74,204)
Total Shareholders' Equity	604,366	580,481
Total Liabilities and Shareholders' Equity	$6,488,781	$5,990,460

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Income:
Interest and Fees on Loans	$84,575	$58,846	$237,566	$148,668
Interest and Dividends on Non-taxable Securities	1,099	1,014	3,265	3,138
Interest and Dividends on Taxable Securities	3,954	3,186	11,667	9,049
Interest on Federal Funds Sold and Due From Banks	3,694	427	6,164	754
Total Interest Income	93,322	63,473	258,662	161,609
Interest Expense:
Interest on Deposits	30,110	6,286	72,718	11,106
Interest on Borrowings	7,918	3,707	24,575	6,986
Total Interest Expense	38,028	9,993	97,293	18,092
Net Interest Income	55,294	53,480	161,369	143,517
Provision for Credit Losses	604	3,273	4,364	7,835
Net Interest Income after Provision for Credit Losses	54,690	50,207	157,005	135,682
Other Income:
Service Charges on Deposit Accounts	2,540	2,116	7,234	6,007
Loss on Sales of Securities	-	(7)	(62)	(46)
Gain on Sales of Loans	321	264	1,426	515
Other Income	7,022	5,742	21,631	14,556
Total Other Income	9,883	8,115	30,229	21,032
Other Expenses:
Salaries and Employee Benefits	22,487	21,906	68,002	63,017
Occupancy and Equipment Expense	5,445	5,122	15,558	14,449
Other Expenses	10,675	13,918	33,428	33,597
Total Other Expenses	38,607	40,946	116,988	111,063
Income Before Income Taxes	25,966	17,376	70,246	45,651
Provision for Income Taxes	5,511	3,576	15,027	9,363
Net Income	20,455	13,800	55,219	36,288
Preferred Stock Dividends	1,351	-	4,051	-
Net Income Available to Common Shareholders	$19,104	$13,800	$51,168	$36,288
Earnings Per Common Share:
Basic	$0.76	$0.61	$2.04	$1.65
Diluted	$0.76	$0.61	$2.02	$1.64

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated Net Income	$20,455	$13,800	$55,219	$36,288

Other Comprehensive Income (Loss):
Unrealized Loss on Investment Securities	(16,398)	(27,588)	(24,009)	(106,774)
Unrealized Gain (Loss) on Share of Other Equity Investments	(8)	(38)	(1,451)	1,041
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	-	7	62	46
Income Tax Effect	3,466	5,683	5,366	22,194
Other Comprehensive Loss	(12,940)	(21,936)	(20,032)	(83,493)
Consolidated Comprehensive Income (Loss)	$7,515	$(8,136)	$35,187	$(47,205)

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balances at June 30, 2022	$-	$22,579	$346,382	$139,232	$(62,734)	$445,459
Comprehensive Income:
Net Income	-	-	-	13,800	-	13,800
Other Comprehensive Loss	-	-	-	-	(21,936)	(21,936)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(2,696)	-	(2,696)
Preferred Stock Issuance	72,010	-	-	-	-	72,010
Stock Issuance	-	15	209	-	-	224
Surrendered Shares of Options Exercised	-	(8)	(179)	-	-	(187)
Stock Based Compensation Cost	-	19	1,309	-	-	1,328
Balances at September 30, 2022	$72,010	$22,605	$347,721	$150,336	$(84,670)	$508,002

Balances at June 30, 2023	$71,930	$25,344	$395,875	$189,115	$(81,296)	$600,968
Comprehensive Income:
Net Income	-	-	-	20,455	-	20,455
Other Comprehensive Loss	-	-	-	-	(12,940)	(12,940)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,351)	-	(1,351)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,012)	-	(3,012)
Stock Based Compensation Cost	-	-	246	-	-	246
Balances at September 30, 2023	$71,930	$25,344	$396,121	$205,207	$(94,236)	$604,366

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balances at December 31, 2021	$-	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	-	36,288	-	36,288
Other Comprehensive Loss	-	-	-	-	(83,493)	(83,493)
Cash Dividends Declared on Common Stock, $0.36 Per Share	-	-	-	(7,826)	-	(7,826)
Preferred Stock Issuance	72,010	-	-	-	-	72,010
Stock Issuance	-	2,094	53,376	-	-	55,470
Surrendered Shares of Options Exercised	-	(8)	(179)	-	-	(187)
Stock Based Compensation Cost	-	119	2,253	-	-	2,372
Balances at September 30, 2022	$72,010	$22,605	$347,721	$150,336	$(84,670)	$508,002

Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	55,219	-	55,219
Other Comprehensive Loss	-	-	-	-	(20,032)	(20,032)
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	-	-	-	(4,051)	-	(4,051)
Cash Dividends Declared on Common Stock, $0.36 Per Share	-	-	-	(9,089)	-	(9,089)
Stock Based Compensation Cost	-	234	2,431	-	-	2,665
Balances at September 30, 2023	$71,930	$25,344	$396,121	$205,207	$(94,236)	$604,366

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Consolidated Net Income	$55,219	$36,288
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,364	7,835
Depreciation and Amortization	3,546	3,642
Net Accretion of Purchase Accounting Adjustments	(6,159)	(4,109)
Stock Based Compensation Cost	2,665	2,372
Net Amortization of Securities	3,241	4,632
Loss on Sales of Securities	62	46
Gain on Sale of Loans	(375)	(347)
Income on Other Equity Securities	(3,826)	(792)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(308)	95
Increase in Cash Value of Life Insurance	(1,675)	(1,405)
Deferred Income Tax Expense (Benefit)	2,121	(2,651)
Gain on Sale of Branch	(932)	-
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(2,394)	(254)
(Increase) Decrease in Other Assets	(3,313)	6,446
Increase (Decrease) in Accrued Interest Payable	9,096	(550)
Increase in Other Liabilities	9,816	6,949
Net Cash Provided by Operating Activities	71,148	58,197

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(46,211)	(82,380)
Proceeds from Maturities / Sales of Securities Available for Sale	17,320	35,197
Proceeds from Paydowns of Securities Available for Sale	42,688	72,248
Net Cash Received in Acquisition	-	163,460
Net Cash Paid in Sale of Branch	(14,506)	-
Purchases of Other Equity Securities	(13,961)	(18,076)
Redemption of Other Equity Securities	21,212	3,215
Purchase of Life Insurance	(2,273)	(15,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	-	188
Net Increase in Loans	(307,487)	(897,943)
Net Purchases of Premises and Equipment	(5,718)	(7,193)
Loss on Disposal of Premises and Equipment	-	717
Proceeds from Sales of Other Real Estate	1,240	646
Net (Increase) Decrease in Federal Funds Sold	(181,010)	215,907
Net Cash Used in Investing Activities	(488,706)	(529,014)

(CONTINUED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Financing Activities:
Net Increase in Deposits	386,713	31,587
Net Increase in Securities Sold Under Agreements to Repurchase	3,037	2,951
Net Decrease in Federal Funds Purchased	(14,057)	-
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(195,916)	451,162
Net Proceeds on Bank Term Funding Program	300,000	-
Issuance of Short Term Borrowings	-	4,989
Repayment of Subordinated Debt	(8,900)	-
Gain on Extinguishment of Debt	(1,458)	-
Proceeds from Issuance of Preferred Stock	-	72,010
Proceeds from Issuance of Common Stock	-	427
Surrendered Shares of Options Exercised	-	(187)
Payment of Dividends on Preferred Stock	(4,051)	-
Payment of Dividends on Common Stock	(9,089)	(7,826)
Net Cash Provided by Financing Activities	456,279	555,113
Net Increase in Cash and Cash Equivalents	38,721	84,296
Cash and Cash Equivalents at Beginning of Period	152,740	68,375
Cash and Cash Equivalents at End of Period	$191,461	$152,671

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$71,039	$11,558
Interest on Borrowings	$17,158	$6,865
Income Tax Payments	$9,489	$8,065

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(23,947)	$(106,728)
Change in the Unrealized Gain (Loss) on Equity Securities	$(1,451)	$1,041
Change in Deferred Tax Effect on the Unrealized Loss on Securities Available for Sale	$5,366	$22,194
Transfer of Loans to Other Real Estate	$1,118	$154
Acquisitions:
Fair Value of Tangible Assets Acquired	$-	$531,510
Other Intangible Assets Acquired	-	3,875
Liabilities Assumed	-	508,991
Net Identifiable Assets Acquired Over Liabilities Assumed	$-	$26,394

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation –

The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its two direct, wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC and Smith Shellnut Wilson, LLC. The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.

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

The Company has recorded approximately $173,000 and $5.2 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the nine months ended September 30, 2023, and year ended December 31, 2022.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$20,455	$13,800	$55,219	$36,288
Less: Preferred Stock Dividends	1,351	-	4,051	-
Net Income Available to Common Shares	$19,104	$13,800	$51,168	$36,288
Denominator:
Weighted Average Common Shares Outstanding	25,111,548	22,468,939	25,064,856	21,990,273
Dilutive Effect of Stock Options and RSAs	177,112	181,701	217,052	173,679
Weighted Average Dilutive Common Shares	25,288,660	22,650,640	25,281,908	22,163,952

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.76	$0.61	$2.04	$1.65

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.76	$0.61	$2.02	$1.64

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities –

The amortized cost and fair values of securities available for sale as of September 30, 2023, and December 31, 2022 are summarized as follows:

	September 30, 2023
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,704	$-	$2,531	$30,173
U.S. Government Agencies	50,237	-	2,762	47,475
Corporate Securities	49,405	-	6,831	42,574
Mortgage-Backed Securities	497,388	-	65,676	431,712
Municipal Securities	338,764	1	40,995	297,770
Total Securities Available for Sale	$968,498	$1	$118,795	$849,704

	December 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,783	$-	$2,668	$30,115
U.S. Government Agencies	50,288	-	2,916	47,372
Corporate Securities	48,475	25	2,496	46,004
Mortgage-Backed Securities	506,671	267	55,213	451,725
Municipal Securities	347,382	11	31,858	315,535
Total Securities Available for Sale	$985,599	$303	$95,151	$890,751

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time in a continued unrealized loss position.

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$30,173	$2,531	$30,173	$2,531
U.S. Government Agencies	-	-	47,475	2,762	47,475	2,762
Corporate Securities	18,896	3,012	23,678	3,819	42,574	6,831
Mortgage-Backed Securities	33,496	2,461	388,178	63,215	421,674	65,676
Municipal Securities	49,404	4,980	246,136	36,015	295,540	40,995
Total Securities Available for Sale	$101,796	$10,453	$735,640	$108,342	$837,436	$118,795

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,702	$374	$20,413	$2,294	$30,115	$2,668
U.S. Government Agencies	24,405	595	22,967	2,321	47,372	2,916
Corporate Securities	19,564	1,359	6,385	1,137	25,949	2,496
Mortgage-Backed Securities	115,692	7,473	324,043	47,740	439,735	55,213
Municipal Securities	143,035	10,206	131,944	21,652	274,979	31,858
Total Securities Available for Sale	$312,398	$20,007	$505,752	$75,144	$818,150	$95,151

As of September 30, 2023, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors.  Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis.  Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of September 30, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$30,310	$29,775
One to Five Years	238,059	219,241
Over Five to Ten Years	354,881	308,571
Over Ten Years	345,248	292,117
Total Securities Available for Sale	$968,498	$849,704

At September 30, 2023, the Company had pledged securities with a fair value of $368.1 million against our public deposit and repurchase agreements, and $375.6 million against our Bank Term Funding Program facility.

At September 30, 2023 and December 31, 2022, accrued interest receivable on securities was $3.8 million and $4.4 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Note 6 – Loans and the Allowance for Loan Losses –

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,128,855	$2,020,406
Construction	708,835	722,074
Residential	686,921	656,378
Total Real Estate Loans	3,524,611	3,398,858
Commercial	1,332,384	1,153,873
Consumer and Other	63,278	53,445
Total Loans Held for Investment	4,920,273	4,606,176

Less:
Allowance for Loan Losses	(41,129)	(38,178)
Net Loans	$4,879,144	$4,567,998

The performing 1-4 family residential, multi-family residential, and commercial real estate, are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2023 and December 31, 2022. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of September 30, 2023.

Net deferred loan origination fees were $12.8 million and $13.1 million at September 30, 2023 and December 31, 2022, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2023 and December 31, 2022, overdrafts of $1.2 million and $2.0 million, respectively, have been reclassified to loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $727.4 million and $683.3 million at September 30, 2023 and December 31, 2022, respectively. The Company had servicing rights of $1.3 million and $1.7 million recorded as of September 30, 2023, and December 31, 2022, respectively, and is recorded within other assets.

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

The following table sets forth, as of September 30, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2023
	(Dollars in thousands)
	Real Estate:	Real Estate:	Real Estate:		Consumer
	Commercial	Construction	Residential	Commercial	and Other	Total
Allowance for Loan Losses:
Beginning Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Adoption of ASU 2016-13	4,823	933	(365)	(2,483)	(248)	2,660
Beginning Balance After Adoption	19,525	6,701	4,989	9,238	385	40,838
Charge-offs	(1,827)	(1)	(42)	(2,407)	(1,113)	(5,390)
Recoveries	21	1	9	655	206	892
Provision	770	1,474	441	1,170	934	4,789
Ending Balance	$18,489	$8,175	$5,397	$8,656	$412	$41,129

Reserve for Unfunded Loan Commitments:
Beginning Balance	$220	$137	$13	$229	$6	$605
Adoption of ASU 2016-13	116	2,113	190	657	121	3,197
Beginning Balance After Adoption	336	2,250	203	886	127	3,802
Provision	7	(556)	32	195	(103)	(425)
Ending Balance	$343	$1,694	$235	$1,081	$24	$3,377

Total Allowance for Credit Losses	$18,832	$9,869	$5,632	$9,737	$436	$44,506

Included within the above allowance are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	September 30, 2023		January 1, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$4,877	$-	$3,008	$1,915
Construction	2,350	528	1,424	513
Residential	1,567	-	1,558	3
Total Real Estate Loans	8,794	528	5,990	2,431
Commercial	-	-	6,096	1,779
Consumer and Other	-	-	-	-
Total	$8,794	$528	$12,086	$4,210

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of September 30, 2023:

	September 30, 2023
		Criticized
	Pass	Special Mention	Substandard	Doubtful	Loss		Current Period Charge-
	(Risk Grade 10-45)	(Risk Grade 50)	(Risk Grade 60)	(Risk Grade 70)	(Risk Grade 80)	Total	offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2023	$165,134	$-	$86	$-	$-	$165,220	$-
Originated in 2022	733,458	1,699	-	-	-	735,157	-
Originated in 2021	423,682	6,150	71	-	-	429,903	357
Originated in 2020	154,433	3,573	10	-	-	158,016	-
Originated in 2019	148,044	9,774	382	937	-	159,137	1,447
Originated Prior to 2019	382,109	8,138	10,187	472	-	400,906	23
Revolving	80,333	-	183	-	-	80,516	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,087,193	$29,334	$10,919	$1,409	$-	$2,128,855	$1,827

Real Estate: Construction
Originated in 2023	$105,036	$-	$-	$-	$-	$105,036	$-
Originated in 2022	360,157	-	214	-	-	360,371	-
Originated in 2021	105,193	-	1,270	-	-	106,463	-
Originated in 2020	35,309	31	-	-	-	35,340	-
Originated in 2019	20,796	-	1,718	-	-	22,514	1
Originated Prior to 2019	21,460	421	351	345	-	22,577	-
Revolving	56,534	-	-	-	-	56,534	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$704,485	$452	$3,553	$345	$-	$708,835	$1

Real Estate: Residential
Originated in 2023	$52,118	$33	$-	$-	$-	$52,151	$-
Originated in 2022	173,486	435	275	15	-	174,211	-
Originated in 2021	108,118	-	715	-	-	108,833	11
Originated in 2020	70,187	386	652	63	-	71,288	1
Originated in 2019	60,872	124	944	123	-	62,063	22
Originated Prior to 2019	103,755	1,248	5,811	325	-	111,139	7
Revolving	106,827	-	389	-	-	107,216	1
Revolving Loans Converted to Term	20	-	-	-	-	20	-
Total Real Estate: Residential	$675,383	$2,226	$8,786	$526	$-	$686,921	$42

Commercial
Originated in 2023	$232,137	$278	$9	$-	$-	$232,424	$-
Originated in 2022	282,674	272	897	-	-	283,843	97
Originated in 2021	148,156	5,599	913	16	-	154,684	15
Originated in 2020	57,448	4,064	1,004	44	-	62,560	27
Originated in 2019	34,623	544	707	250	-	36,124	1,453
Originated Prior to 2019	62,637	4,029	3,318	269	-	70,253	613
Revolving	489,138	2,953	377	28	-	492,496	202
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,306,813	$17,739	$7,225	$607	$-	$1,332,384	$2,407

Consumer and Other
Originated in 2023	$9,230	$-	$-	$-	$-	$9,230	$8
Originated in 2022	8,157	-	46	-	-	8,203	28
Originated in 2021	4,241	-	54	-	-	4,295	25
Originated in 2020	2,199	-	94	-	-	2,293	11
Originated in 2019	2,525	-	46	-	-	2,571	18
Originated Prior to 2019	2,968	-	101	-	-	3,069	58
Revolving	33,331	-	162	-	-	33,493	965
Revolving Loans Converted to Term	124	-	-	-	-	124	-
Total Consumer and Other	$62,775	$-	$503	$-	$-	$63,278	$1,113

Total Loans	$4,836,649	$49,751	$30,986	$2,887	$-	$4,920,273	$5,390

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

As of September 30, 2023, and December 31, 2022, loan balances outstanding more than 90 days past due and still accruing interest amounted to $247,000 and $335,000, respectively. As of September 30, 2023, and December 31, 2022, loan balances outstanding on nonaccrual status amounted to $16.0 million and $11.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of September 30, 2023, and December 31, 2022. For the year ended December 31, 2022, past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as prior to the adoption of CECL, the Company accreted interest income over the expected life of the loans. With the adoption of CECL and deconstruction of acquired impaired accounting, those amounts are no longer excluded for the period ended September 30, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aged Analysis of Past Due Loans Receivable

	September 30, 2023
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$468	$1,995	$3,739	$6,202	$2,122,653	$2,128,855	$127
Construction	365	624	2,993	3,982	704,853	708,835	117
Residential	2,237	324	4,115	6,676	680,245	686,921	-
Total Real Estate Loans	3,070	2,943	10,847	16,860	3,507,751	3,524,611	244
Commercial	4,678	420	1,241	6,339	1,326,045	1,332,384	-
Consumer and Other	276	59	210	545	62,733	63,278	3
Total	$8,024	$3,422	$12,298	$23,744	$4,896,529	$4,920,273	$247

	December 31, 2022
	(Dollars in thousands)
							Recorded
			Greater				Investment Over
	30-59 Days	60-89 Days	Than 90 Days	Total		Total Loans	90 Days Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Still Accruing
Real Estate Loans:
Commercial	$1,491	$210	$1,681	$3,382	$2,017,024	$2,020,406	$98
Construction	320	41	638	999	721,075	722,074	-
Residential	1,590	423	1,781	3,794	652,584	656,378	-
Total Real Estate Loans	3,401	674	4,100	8,175	3,390,683	3,398,858	98
Commercial	1,183	1,934	2,186	5,303	1,148,570	1,153,873	222
Consumer and Other	295	28	182	505	52,940	53,445	15
Total	$4,879	$2,636	$6,468	$13,983	$4,592,193	$4,606,176	$335

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASU 2016-13, the Company eliminated the pooling of purchased impaired credit loans. As a result, $7.0 million of purchased credit deterioration loans were recognized as non-accrual loans as of January 1, 2023. The following table presents non-accrual loans by segment as of September 30, 2023, January 1, 2023, and December 31, 2022, respectively.

	September 30,	January 1,	December 31,
	2023	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$4,009	$5,847	$2,644
Construction	3,161	2,421	992
Residential	7,277	6,518	4,080
Total Real Estate Loans	14,447	14,786	7,716
Commercial	1,338	3,045	3,150
Consumer and Other	244	257	188
Total	$16,029	$18,088	$11,054

Accrued interest receivable of $4.5 million and $5.4 million was outstanding as of September 30, 2023, and December 31, 2022, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.

At September 30, 2023 and December 31, 2022, accrued interest receivable on loans was $24.3 million and $21.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long Term Debt –

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028. This tranche is currently redeemable at the Company’s option. Another tranche in the amount of $7.5 million bears a fixed rate 6.38% until December 13, 2023, at which point the notes become redeemable at the Company’s option, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023 by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carry an aggregate $1.1 million fair value adjustment as of September 30, 2023.

Note 8 – Bank Term Funding Program (“BTFP”) –

On March 12, 2023, the Federal Reserve Board developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million and pledged securities totaling a fair value of $375.6 million at September 30, 2023. The securities pledged had a collateral value of $413.2 million.

Note 9 – Federal Home Loan Bank (“FHLB”) Borrowings –

The Company had outstanding advances from the FHLB of $214.2 million and $410.1 million as of September 30, 2023, and December 31, 2022, respectively, consisting of:

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at September 30, 2023 and December 31, 2022 was $38.3 million and $47.2 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.

One fixed rate loan of $875,000 at both September 30, 2023, and December 31, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan of $100.0 million at both September 30, 2023, and December 31, 2022, with interest at 3.53% paid monthly. Principal is due at maturity in October 2027. This advance has put options beginning in October 2023.

One fixed rate loan of $25.0 million at September 30, 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.

One fixed rate loan of $25.0 million at September 30, 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.

One fixed rate loan of $25.0 million at September 30, 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.

One short term, seven-day, fixed rate loan of $262.0 million at December 31, 2022, with interest at 4.55%. Principal and interest was due, paid and renewed, at maturity in January 2023. This loan was rolled into the $230.0 million short term, overnight, fixed rate loan outstanding at March 31, 2023, which was paid off during the second quarter of 2023.

The Company had an additional $1.6 billion remaining on the FHLB line availability at September 30, 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $4.2 million and $3.6 million for the nine months ended September 30, 2023, and 2022, respectively. At September 30, 2023, the Company had a weighted average lease term of 6.0 years and a weighted average discount rate of 2.94%.

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2023 through September 30, 2024	$3,985
October 1, 2024 through September 30, 2025	3,294
October 1, 2025 through September 30, 2026	2,527
October 1, 2026 through September 30, 2027	2,356
October 1, 2027 through September 30, 2028	2,134
October 1, 2028 and Thereafter	4,067
Total Future Minimum Lease Payments	18,363
Less Imputed Interest	(1,669)
Present Value of Lease Liabilities	$16,694

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.2 billion and $1.3 billion, and standby and commercial letters of credit of approximately $46.5 million and $45.6 million at September 30, 2023 and December 31, 2022, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.4 million and $605,000 at September 30, 2023 and December 31, 2022, respectively.

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Preferred Stock –

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock will be entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $56.25 per share and $18.75 per share were paid during the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2023, and December 31, 2022. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis. The Company transferred $29.9 million of securities from Level 3 to Level 2 fair value measurement designation for the quarter ended September 30, 2023. Prior to 2023, the securities were not valued using observable market data.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2023
Available for Sale:
U.S. Treasury Securities	$30,173	$-	$30,173	$-
U.S. Government Agency Securities	47,475	-	47,475	-
Corporate Securities	42,574	-	42,574	-
Mortgage-Backed Securities	431,712	-	431,712	-
Municipal Securities	297,770	-	297,770	-
Loans Held for Sale	652	-	652	-
Total	$850,356	$-	$850,356	$-

December 31, 2022
Available for Sale:
U.S. Treasury Securities	$30,115	$-	$30,115	$-
U.S. Government Agency Securities	47,372	-	47,372	-
Corporate Securities	46,004	-	27,004	19,000
Mortgage-Backed Securities	451,725	-	451,725	-
Municipal Securities	315,535	-	280,767	34,768
Loans Held for Sale	304	-	304	-
Total	$891,055	$-	$837,287	$53,768

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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2023
Assets:
Impaired Loans	$8,794	$-	$-	$8,794
Servicing Rights	2,216	-	2,216	-
Other Nonperforming Assets	1,558	-	-	1,558
Total	$12,568	$-	$2,216	$10,352

December 31, 2022
Assets:
Impaired Loans	$16,816	$-	$-	$16,816
Servicing Rights	2,327	-	2,327	-
Other Nonperforming Assets	1,434	-	-	1,434
Total	$20,577	$-	$2,327	$18,250

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

The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2023, and December 31, 2022 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2023
Financial Assets:
Cash and Short-Term Investments	$388,077	$388,077	$388,077	$-	$-
Securities	849,704	849,704	-	849,704	-
Loans Held for Sale	652	652	-	652	-
Loans - Net	4,879,144	4,737,488	-	-	4,737,488
Servicing Rights	1,267	2,216	-	2,216	-
Cash Value of BOLI	95,906	95,906	-	95,906	-
Other Equity Securities	32,591	32,591	-	-	32,591
Total	$6,247,341	$6,106,634	$388,077	$948,478	$4,770,079

Financial Liabilities:
Deposits	$5,190,723	$5,182,806	$-	$-	$5,182,806
Borrowings	642,486	615,349	-	615,349	-
Total	$5,833,209	$5,798,155	$-	$615,349	$5,182,806

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2022
Financial Assets:
Cash and Short-Term Investments	$168,346	$168,346	$168,346	$-	$-
Securities	890,751	890,751	-	836,983	53,768
Loans Held for Sale	304	304	-	304	-
Loans - Net	4,567,998	4,443,577	-	-	4,443,577
Servicing Rights	1,712	2,327	-	2,327	-
Cash Value of BOLI	91,958	91,958	-	91,958	-
Other Equity Securities	37,467	37,467	-	-	37,467
Total	$5,758,536	$5,634,730	$168,346	$931,572	$4,534,812

Financial Liabilities:
Deposits	$4,820,345	$4,810,263	$-	$-	$4,810,263
Borrowings	560,123	544,564	-	544,564	-
Total	$5,380,468	$5,354,827	$-	$544,564	$4,810,263

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2022 to September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of September 30, 2023, we had total assets of $6.5 billion, total loans of $4.9 billion, total deposits of $5.2 billion, and total shareholders’ equity of $604.4 million.

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

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and other qualifying assets. These pledged securities are valued at par for collateral purposes. The Bank participated in the BTFP and pledged securities with a remaining par value of $413.2 million as of September 30, 2023.  The Bank had outstanding BTFP debt of $300.0 million at September 30, 2023.

Federal Reserve Bank’s Discount Window

On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $1.0 billion as of September 30, 2023, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.

Sale of Leesville Banking Center

On August 31, 2023, we sold the Leesville banking center, located in Leesville, Louisiana, to Merchants & Farmers Bank & Trust Company headquartered in Leesville, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated May 11, 2023. We maintained the loan portfolio and transferred those loans to other nearby banking centers. The sale included total deposits of $16.3 million and a pre-tax gain of $932,000.

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

Financial Highlights

The financial highlights as of and for the three and nine months ended September 30, 2023, include:

•	Total assets of $6.5 billion, a $498.3 million, or 8.3%, increase from December 31, 2022.

•	Total loans held for investment of $4.9 billion, a $314.1 million, or 6.8%, increase from December 31, 2022.

•	Total deposits of $5.2 billion, a $370.4 million, or 7.7%, decrease from December 31, 2022.

•	Net income available to common shareholders of $51.2 million for the nine months ended September 30, 2023, a $14.9 million, or 41.1%, increase from the nine months ended September 30, 2022.

•	Net interest income of $161.4 million for the nine months ended September 30, 2023, an increase of $17.9 million, or 12.4%, from the nine months ended September 30, 2022.

•

Allowance for loan losses of 0.84% of total loans held for investment, compared to 0.83% as of December 31, 2022, and a ratio of nonperforming loans to total loans held for investment of 0.33%, compared to 0.25% as of December 31, 2022.

•

Earnings per common share for the first nine months of 2023 of $2.04 per basic common share and $2.02 per diluted common share, compared to $1.65 per basic common share and $1.64 per diluted common share for the first nine months of 2022.

•	Return on average assets of 1.09% over the first nine months of 2023, compared to 0.91% for the first nine months of 2022.

•	Return on average common equity of 13.00% over the first nine months of 2023, compared to 10.87% for the first nine months of 2022.

•

Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.31%, 8.97%, 10.28% and 12.71%, respectively, compared to 9.49%, 8.68%, 10.07% and 12.75% at December 31, 2022.

•	Book value per common share of $21.01, an increase of 3.8% from $20.25 at December 31, 2022.

Results of Operations for the Three and Nine Months Ended September 30, 2023, and 2022

Performance Summary

For the three months ended September 30, 2023, net income available to common shareholders was $19.1 million, or $0.76 per basic and diluted common share, compared to net income of $13.8 million, or $0.61 per basic and diluted common share, for the three months ended September 30, 2022. Return on average assets, on an annualized basis, increased to 1.17% for the three months ended September 30, 2023, from 0.96% for the three months ended September 30, 2022. Return on average equity, on an annualized basis, increased to 14.16% for the three months ended September 30, 2023, as compared to 12.37% for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, net income available to common shareholders was $51.2 million, or $2.04 per basic common share and $2.02 per diluted common share, compared to net income of $36.3 million, or $1.65 per basic common share and $1.64 per diluted common share, for the nine months ended September 30, 2022. Return on average assets, on an annualized basis, increased to 1.09% for the nine months ended September 30, 2023, from 0.91% for the nine months ended September 30, 2022. Return on average equity, on an annualized basis, increased to 13.00% for the nine months ended September 30, 2023, as compared to 10.87% for the nine months ended September 30, 2022.

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

For the three months ended September 30, 2023, net interest income totaled $55.3 million, and net interest margin and net interest spread were 3.61% and 2.68%, respectively, compared to $53.5 million, 4.01%, and 3.65%, respectively, for the three months ended September 30, 2022. The average yield on the loan portfolio was 6.84% for the three months ended September 30, 2023, compared to 5.45% for the three months ended September 30, 2022, and the average yield on total interest-earning assets was 6.10% for the three months ended September 30, 2023, compared to 4.76% for the three months ended September 30, 2022. For the three months ended September 30, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 182 basis points compared to the three months ended September 30, 2022, primarily due to the federal reserve increasing rates during 2022 and 2023.

For the nine months ended September 30, 2023, net interest income totaled $161.4 million, and net interest margin and net interest spread were 3.66% and 2.79%, respectively, compared to $143.5 million, 3.87%, and 3.62%, respectively, for the nine months ended September 30, 2022. The average yield on the loan portfolio was 6.58% for the nine months ended September 30, 2023, compared to 5.16% for the nine months ended September 30, 2022, and the average yield on total interest-earning assets was 5.87% for the nine months ended September 30, 2023, compared to 4.36% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 180 basis points compared to the nine months ended September 30, 2022, primarily due to the federal reserve increasing rates during 2022 and 2023.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2023, and 2022, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Prior to January 1, 2023, and the adoption of ASU 2016-13, acquired impaired loans accreted interest income based on their estimated expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$4,906,917	$84,575	6.84%	$4,281,137	$58,846	5.45%
Securities	885,792	5,053	2.26	951,479	4,200	1.75
Interest-bearing deposits in other banks	278,420	3,694	5.26	54,730	427	3.10
Total interest-earning assets	6,071,129	93,322	6.10	5,287,346	63,473	4.76
Allowance for loan losses	(42,120)			(33,215)
Noninterest-earning assets	445,926			448,181
Total assets	$6,474,935	$93,322		$5,702,312	$63,473
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,703,682	$30,110	3.23%	$3,009,565	$6,286	0.83%
Subordinated debt	100,400	1,363	5.39	110,953	1,332	4.76
Subordinated debt - trust preferred securities	5,000	111	8.81	5,000	68	5.40
Bank Term Funding Program	300,000	3,422	4.53	-	-	-
Advances from FHLB	284,930	2,875	4.00	396,267	2,194	2.20
First National Bankers Bank ("FNBB") Line of Credit	-	-	-	5,000	70	5.55
Other borrowings	23,542	147	2.48	22,381	43	0.76
Total interest-bearing liabilities	4,417,554	38,028	3.42	3,549,166	9,993	1.12
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,399,293			1,626,055
Other liabilities	50,947			60,310
Total noninterest-bearing liabilities	1,450,240			1,686,365
Shareholders' equity:
Common shareholders' equity	535,211			442,778
Preferred equity	71,930			24,003
Total shareholders' equity	607,141			466,781
Total liabilities and shareholders' equity	$6,474,935			$5,702,312
Net interest rate spread (1)			2.68%			3.65%
Net interest income		$55,294			$53,480
Net interest margin (2)			3.61%			4.01%
Overall cost of funds			2.59%			0.77%

(1) Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2) Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$4,829,537	$237,566	6.58%	$3,854,023	$148,668	5.16%
Securities	909,901	14,932	2.19	974,566	12,187	1.67
Interest-bearing deposits in other banks	150,995	6,164	5.46	132,685	754	0.76
Total interest-earning assets	5,890,433	258,662	5.87	4,961,274	161,609	4.36
Allowance for credit losses	(41,888)			(30,806)
Noninterest-earning assets	442,341			400,884
Total Assets	$6,290,886	$258,662		$5,331,352	$161,609
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,482,797	$72,718	2.79%	$2,958,005	$11,106	0.50%
Subordinated debt	106,555	4,003	5.02	104,471	3,746	4.79
Subordinated debt - trust preferred securities	5,000	317	8.48	5,000	163	4.36
Bank Term Funding Program	238,274	8,111	4.55	-	-	-
Advances from FHLB	368,542	11,755	4.26	215,955	2,923	1.81
FNBB Line of Credit	-	-	-	2,778	91	4.38
Other borrowings	22,177	389	2.35	22,325	63	0.38
Total interest-bearing liabilities	4,223,345	97,293	3.08	3,308,534	18,092	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,427,821			1,530,748
Other liabilities	41,392			37,666
Total noninterest-bearing liabilities	1,469,213			1,568,414
Shareholders' equity:
Common shareholders' equity	526,398			446,403
Preferred equity	71,930			8,001
Total shareholders' equity	598,328			454,404
Total liabilities and shareholders' equity	$6,290,886			$5,331,352
Net interest rate spread (1)			2.79%			3.62%
Net interest income		$161,369			$143,517
Net interest margin (2)			3.66%			3.87%
Overall cost of funds			2.30%			0.50%

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

	For the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$10,786	$14,943	$25,729
Securities	(375)	1,228	853
Interest-bearing deposits in other banks	2,968	299	3,267
Total increase in interest income	$13,379	$16,470	$29,849
Interest-bearing liabilities:
Interest-bearing deposits	$5,643	$18,181	$23,824
Subordinated debt	(143)	174	31
Subordinated debt - trust preferred securities	-	43	43
Bank Term Funding Program	3,422	-	3,422
Advances from FHLB	(1,123)	1,804	681
FNBB Line of Credit	-	(70)	(70)
Other borrowings	7	97	104
Total increase in interest expense	7,806	20,229	28,035
Increase (decrease) in net interest income	$5,573	$(3,759)	$1,814

	For the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$47,986	$40,912	$88,898
Securities	(1,061)	3,806	2,745
Interest-bearing deposits in other banks	747	4,663	5,410
Total increase in interest income	$47,672	$49,381	$97,053
Interest-bearing liabilities:
Interest-bearing deposits	$10,957	$50,655	$61,612
Subordinated debt	78	179	257
Subordinated debt - trust preferred securities	-	154	154
Bank Term Funding Program	8,111	-	8,111
Advances from FHLB	4,867	3,965	8,832
FNBB Line of Credit	-	(91)	(91)
Other borrowings	(3)	329	326
Total increase in interest expense	24,010	55,191	79,201
Increase (decrease) in net interest income	$23,662	$(5,810)	$17,852

Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $604,000 for the three months ended September 30, 2023, and $3.3 million for the same period in 2022. For the nine months ended September 30, 2023, and 2022, the provision for credit losses was $4.4 million and $7.8 million, respectively. The lower provision for the both the three and nine months ended September 30, 2023, compared to the same periods in 2022 relates primarily to lower loan growth in 2023.

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

	For the Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,540	$2,116	$424
Debit card and ATM fee income	1,581	1,667	(86)
Bank-owned life insurance income	604	561	43
Gain on sales of loans	321	264	57
Loss on sales of investment securities	-	(7)	7
Fees and brokerage commissions	1,933	1,620	313
Mortgage origination income	108	57	51
Correspondent bank income	137	38	99
Gain on sales of other real estate owned	85	12	73
Gain on sale of branch	932	-	932
Gain on extinguishment of debt	517	-	517
Pass-through income (loss) from other investments	(11)	572	(583)
Other	1,136	1,215	(79)
Total noninterest income	$9,883	$8,115	$1,768

	For the Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$7,234	$6,007	$1,227
Debit card and ATM fee income	4,797	4,825	(28)
Bank-owned life insurance income	1,675	1,405	270
Gain on sales of loans	1,426	515	911
Loss on sales of investment securities	(62)	(46)	(16)
Fees and brokerage commissions	5,537	5,204	333
Mortgage origination income	238	427	(189)
Correspondent bank income	268	52	216
Gain on sales of other real estate owned	308	30	278
Loss on sales of other assets	(14)	(716)	702
Gain on sale of branch	932	-	932
Gain on extinguishment of debt	1,458	-	1,458
Pass-through income from other investments	2,974	739	2,235
Other	3,458	2,590	868
Total noninterest income	$30,229	$21,032	$9,197

Total noninterest income increased $1.8 million, or 21.8%, from the three months ended September 30, 2022.  The increase was primarily due to the increase in service charges of $424,000, or 20.0%, the increase in fees and brokerage commissions of $313,000, or 19.3%, a gain of $932,000 from the sale of our Leesville, Louisiana banking center, the gain on extinguishment of debt of $517,000 related to the redemption of subordinated debt, offset with a small quarterly loss in pass-through income from other equity investments, a decrease of $583,000 from the prior year quarter.

Total noninterest income increased $9.2 million, or 43.4%, from the nine months ended September 30, 2022.  The increase was primarily due to the increase in service charges of $1.2 million, or 20.4%, the increase in the gain on sales of loans of $911,000, or 176.9%, primarily due to the sale of small business administration (“SBA”) loans, a gain of $932,000 from the sale of our Leesville, Louisiana banking center, the gain on extinguishment of debt of $1.5 million related to the redemption of subordinated debt, and the increase in pass-through income from other equity investments of $2.2 million, offset by the reduction of $716,000 relating to the disposal of former branch equipment in 2022.

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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$22,487	$21,906	$581
Non-staff expenses:
Occupancy of bank premises	2,428	2,485	(57)
Depreciation and amortization	1,690	1,850	(160)
Data processing	2,024	2,155	(131)
FDIC assessment fees	779	839	(60)
Legal and professional fees	766	619	147
Advertising and promotions	1,202	1,144	58
Utilities and communications	758	833	(75)
Ad valorem shares tax	965	813	152
Directors' fees	278	288	(10)
Other real estate owned expenses and write-downs	14	133	(119)
Merger and conversion related expenses	2	3,244	(3,242)
Other	5,214	4,637	577
Total noninterest expense	$38,607	$40,946	$(2,339)

	For the Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$68,002	$63,017	$4,985
Non-staff expenses:
Occupancy of bank premises	7,131	6,959	172
Depreciation and amortization	5,120	5,153	(33)
Data processing	6,544	6,157	387
FDIC assessment fees	2,804	2,243	561
Legal and professional fees	2,340	1,897	443
Advertising and promotions	3,576	2,378	1,198
Utilities and communications	2,199	2,434	(235)
Ad valorem shares tax	2,895	2,438	457
Directors' fees	817	702	115
Other real estate owned expenses and write-downs	183	182	1
Merger and conversion related expenses	173	4,670	(4,497)
Other	15,204	12,833	2,371
Total noninterest expense	$116,988	$111,063	$5,925

Total noninterest expense decreased $2.3 million, or 5.7%, from the three months ended September 30, 2022, primarily attributed to the reduction of merger and conversion related expenses of $3.2 million, offset by a $581,000, or 2.7%, increase in salaries and employee benefits.

Total noninterest expense increased $5.9 million, or 5.3%, from the nine months ended September 30, 2022, primarily attributed to a $5.0 million, or 7.9%, increase in salaries and employee benefits, a $1.2 million, or 50.4%, increase in advertising and promotions, and partially offset by the reduction of $4.5 million, or 96.3%, in merger and conversion related expenses.

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

For the three months ended September 30, 2023, income tax expense totaled $5.5 million, an increase of $1.9 million, or 54.1%, compared to $3.6 million for the same period in 2022. For the nine months ended September 30, 2023, income tax expense totaled $15.0 million, an increase of $5.7 million, or 60.5%, compared to $9.4 million for the same period in 2022. Our effective tax rates for the three months ended September 30, 2023, and 2022 were 21.2% and 20.6%, respectively. For the nine months ended September 30, 2023, and 2022, our effective tax rates were 21.4% and 20.5%, respectively.

Financial Condition

Our total assets increased $498.3 million, or 8.3%, from December 31, 2022, to September 30, 2023, due primarily from the increase in our loan portfolio, as well as our cash and cash equivalents due to our increase in deposits.

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

As of September 30, 2023, total loans, excluding mortgage loans held for sale, were $4.9 billion, an increase of $314.1 million, or 6.8%, compared to $4.6 billion as of December 31, 2022. Additionally, $652,000, and $304,000 in loans were classified as loans held for sale as of September 30, 2023, and December 31, 2022, respectively.

Total loans held for investment as a percentage of total deposits were 94.8% and 95.6% as of September 30, 2023, and December 31, 2022, respectively. Total loans held for investment as a percentage of total assets were 75.8% and 76.9% as of September 30, 2023, and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2023 (Unaudited)		As of December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,128,855	43.3%	$2,020,406	43.9%
Construction	708,835	14.4	722,074	15.7
Residential	686,921	13.9	656,378	14.2
Total Real Estate Loans	3,524,611	71.6	3,398,858	73.8
Commercial	1,332,384	27.1	1,153,873	25.0
Consumer and Other	63,278	1.3	53,445	1.2
Total loans held for investment	$4,920,273	100.0%	$4,606,176	100.0%

SBA Paycheck Protection Program (“PPP”) loans accounted for $1.3 million and $2.8 million of the commercial portfolio as of September 30, 2023, and December 31, 2022, respectively.

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

Real Estate: Commercial loans increased $108.4 million, or 5.4%, to $2.1 billion as of September 30, 2023, from $2.0 billion as of December 31, 2022.

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

Real Estate: Construction loans decreased $13.2 million, or 1.8%, to $708.8 million as of September 30, 2023, from $722.1 million as of December 31, 2022.

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

Real Estate: Residential loans increased $30.5 million, or 4.7%, to $686.9 million as of September 30, 2023, from $656.4 million as of December 31, 2022.

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

Commercial loans increased $178.5 million, or 15.5%, to $1.3 billion as of September 30, 2023, from $1.2 billion as of December 31, 2022.

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

Consumer and other loans increased $9.8 million, or 18.4%, to $63.3 million as of September 30, 2023, from $53.4 million as of December 31, 2022.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$256,065	$1,147,456	$637,632	$87,702	$2,128,855
Construction	316,089	324,240	53,659	14,847	708,835
Residential	76,408	399,538	148,430	62,545	686,921
Total Real Estate Loans	648,562	1,871,234	839,721	165,094	3,524,611
Commercial	540,837	537,587	253,195	765	1,332,384
Consumer and Other	33,611	25,341	4,122	204	63,278
Total loans held for investment	$1,223,010	$2,434,162	$1,097,038	$166,063	$4,920,273

Fixed rate loans:
Real Estate Loans:
Commercial	$168,273	$986,570	$495,168	$12,287	$1,662,298
Construction	115,678	198,837	26,115	9,030	349,660
Residential	46,054	338,993	90,226	13,354	488,627
Total Real Estate Loans	330,005	1,524,400	611,509	34,671	2,500,585
Commercial	145,070	313,268	154,736	-	613,074
Consumer and Other	24,168	19,054	3,225	161	46,608
Total fixed rate loans	$499,243	$1,856,722	$769,470	$34,832	$3,160,267

Floating rate loans:
Real Estate Loans:
Commercial	$87,792	$160,886	$142,464	$75,415	$466,557
Construction	200,411	125,403	27,544	5,817	359,175
Residential	30,354	60,545	58,204	49,191	198,294
Total Real Estate Loans	318,557	346,834	228,212	130,423	1,024,026
Commercial	395,767	224,319	98,459	765	719,310
Consumer and Other	9,443	6,287	897	43	16,670
Total floating rate loans	$723,767	$577,440	$327,568	$131,231	$1,760,006

	As of December 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$229,679	$1,024,273	$645,257	$121,197	$2,020,406
Construction	274,027	381,218	59,813	7,016	722,074
Residential	69,444	370,483	157,849	58,602	656,378
Total Real Estate Loans	573,150	1,775,974	862,919	186,815	3,398,858
Commercial	455,809	462,414	235,333	317	1,153,873
Consumer and Other	23,391	24,823	5,021	210	53,445
Total loans held for investment	$1,052,350	$2,263,211	$1,103,273	$187,342	$4,606,176

Fixed rate loans:
Real Estate Loans:
Commercial	$124,261	$885,532	$508,455	$9,339	$1,527,587
Construction	95,358	242,554	35,137	3,674	376,723
Residential	41,512	321,796	96,648	12,341	472,297
Total Real Estate Loans	261,131	1,449,882	640,240	25,354	2,376,607
Commercial	146,321	286,908	164,383	-	597,612
Consumer and Other	15,113	19,147	3,884	164	38,308
Total fixed rate loans	$422,565	$1,755,937	$808,507	$25,518	$3,012,527

Floating rate loans:
Real Estate Loans:
Commercial	$105,418	$138,741	$136,802	$111,858	$492,819
Construction	178,669	138,664	24,676	3,342	345,351
Residential	27,932	48,687	61,201	46,261	184,081
Total Real Estate Loans	312,019	326,092	222,679	161,461	1,022,251
Commercial	309,488	175,506	70,950	317	556,261
Consumer and Other	8,278	5,676	1,137	46	15,137
Total floating rate loans	$629,785	$507,274	$294,766	$161,824	$1,593,649

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $17.8 million and $12.8 million in nonperforming assets as of September 30, 2023, and December 31, 2022, respectively. We had $16.3 million in nonperforming loans as of September 30, 2023, compared to $11.4 million as of December 31, 2022. The increase in nonperforming assets from December 31, 2022, to September 30, 2023, is primarily due to the adoption of CECL and the elimination of ASC 310-30 which excluded purchased impaired loans accreting interest income.

The following tables present information regarding nonperforming assets at the dates indicated:

	As of September 30, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$16,029	$11,054
Accruing loans 90 or more days past due	247	335
Total nonperforming loans	16,276	11,389
Other nonperforming assets	-	62
Other real estate owned:
Commercial real estate, construction, land and land development	1,199	1,199
Residential real estate	359	173
Total other real estate owned	1,558	1,372
Total nonperforming assets	$17,834	$12,823
Ratio of nonperforming loans to total loans held for investment	0.33%	0.25%
Ratio of nonperforming assets to total assets	0.27	0.21
Ratio of nonaccrual loans to total loans held for investment	0.33	0.24

	As of September 30, 2023 (Unaudited)	As of December 31, 2022
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$4,009	$2,644
Construction	3,161	992
Residential	7,277	4,080
Total Real Estate Loans	14,447	7,716
Commercial	1,338	3,150
Consumer and Other	244	188
Total	$16,029	$11,054

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

	As of September 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,087,193	$29,334	$10,919	$1,409	$2,128,855
Construction	704,485	452	3,553	345	708,835
Residential	675,383	2,226	8,786	526	686,921
Total Real Estate Loans	3,467,061	32,012	23,258	2,280	3,524,611
Commercial	1,306,813	17,739	7,225	607	1,332,384
Consumer and Other	62,775	-	503	-	63,278
Total	$4,836,649	$49,751	$30,986	$2,887	$4,920,273

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

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

As of September 30, 2023, the allowance for credit losses totaled $44.5 million, or 0.90%, of total loans held for investment. As of December 31, 2022, the allowance for credit losses totaled $38.8 million, or 0.84%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Nine Months Ended September 30, 2023 (Unaudited)	As of and For the Year Ended December 31, 2022
	(Dollars in thousands)
Average loans outstanding (1)	$4,829,537	$4,020,436
Gross loans held for investment outstanding end of period	$4,920,273	$4,606,176
Allowance for credit losses at beginning of period	$38,783	$29,936
Adoption of ASU 2016-13	5,857	-
Provision for credit losses	4,364	10,667
Charge-offs:
Real Estate:
Commercial	1,827	51
Construction	1	16
Residential	42	191
Total Real Estate	1,870	258
Commercial	2,407	2,139
Consumer and other	1,113	424
Total charge-offs	5,390	2,821
Recoveries:
Real Estate:
Commercial	21	50
Construction	1	25
Residential	9	20
Total Real Estate	31	95
Commercial	655	739
Consumer and other	206	167
Total recoveries	892	1,001
Net charge-offs	4,498	1,820
Allowance for credit losses at end of period	$44,506	$38,783
Ratio of allowance for credit losses to end of period loans held for investment	0.90%	0.84%
Ratio of net charge-offs to average loans	0.09	0.05
Ratio of allowance for credit losses to nonaccrual loans	277.66	350.85

(1) Excluding loans held for sale

	As of and For the Nine Months Ended September 30, 2023 (Unaudited)		As of and For the Year Ended December 31, 2022		As of and For the Nine Months Ended September 30, 2022 (Unaudited)

	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$1,806	0.04%	$1	0.00%	$6	0.00%
Construction	-	0.00%	(9)	0.00%	(19)	0.00%
Residential	33	0.00%	171	0.00%	(15)	0.00%
Total Real Estate Loans	1,839	0.04%	163	0.00%	(28)	0.00%
Commercial	1,752	0.03%	1,400	0.04%	1,528	0.03%
Consumer and Other	907	0.02%	257	0.01%	246	0.01%
Total net charge-offs (recoveries)	$4,498	0.09%	$1,820	0.05%	$1,746	0.04%

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

	As of September 30, 2023 (Unaudited)		As of December 31, 2022		As of September 30, 2022 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,832	42.3%	$14,922	38.5%	$15,056	42.0%
Construction	9,869	22.2	5,905	15.2	5,098	14.2
Residential	5,632	12.6	5,367	13.8	5,368	15.0
Total real estate	34,333	77.1	26,194	67.5	25,522	71.2
Commercial	9,737	21.9	11,950	30.8	9,697	27.0
Consumer and Other	436	1.0	639	1.7	655	1.8
Total allowance for credit losses	$44,506	100.0%	$38,783	100.0%	$35,874	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2023, the carrying amount of investment securities totaled $849.7 million, a decrease of $41.0 million, or 4.6%, compared to $890.8 million as of December 31, 2022. The decrease was primarily due to unrealized losses in the first nine months of 2023. Securities represented 13.1% and 14.9% of total assets as of September 30, 2023, and December 31, 2022, respectively.

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

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$32,704	$-	$2,531	$30,173
U.S. government agencies	50,237	-	2,762	47,475
Corporate bonds	49,405	-	6,831	42,574
Mortgage-backed securities	497,388	-	65,676	431,712
Municipal securities	338,764	1	40,995	297,770
Total	$968,498	$1	$118,795	$849,704

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$32,783	$-	$2,668	$30,115
U.S. government agencies	50,288	-	2,916	47,372
Corporate bonds	48,475	25	2,496	46,004
Mortgage-backed securities	506,671	267	55,213	451,725
Municipal securities	347,382	11	31,858	315,535
Total	$985,599	$303	$95,151	$890,751

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

	As of September 30, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$9,833	1.50%	$20,340	0.77%	$-	-%	$-	-%	$30,173	1.01%
U.S. government agencies	-	-%	47,475	2.01%	-	-%	-	-%	47,475	2.01%
Corporate bonds	29	-%	1,011	3.98%	41,534	4.61%	-	-%	42,574	4.59%
Mortgage-backed securities	2,585	1.21%	55,107	1.90%	152,422	2.16%	221,598	2.28%	431,712	2.18%
Municipal securities	17,328	1.28%	95,308	1.56%	114,615	1.90%	70,519	2.38%	297,770	1.87%
Total	$29,775	1.35%	$219,241	1.68%	$308,571	2.39%	$292,117	2.30%	$849,704	2.14%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$30,115	1.00%	$-	-%	$-	-%	$30,115	1.00%
U.S. government agencies	-	-%	47,372	1.63%	-	-%	-	-%	47,372	1.63%
Corporate bonds	151	-%	2,500	4.08%	43,353	4.49%	-	-%	46,004	4.45%
Mortgage-backed securities	2,458	0.97%	41,738	1.65%	172,301	1.69%	235,228	1.94%	451,725	1.81%
Municipal securities	15,299	1.76%	97,064	1.44%	120,905	1.79%	82,267	2.13%	315,535	1.77%
Total	$17,908	1.64%	$218,789	1.49%	$336,559	2.08%	$317,495	1.99%	$890,751	1.90%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.52 years with an estimated effective duration of 3.75 years as of September 30, 2023.

As of September 30, 2023, and December 31, 2022, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.

As of September 30, 2023, and December 31, 2022, the Company held other equity securities of $32.6 million and $37.5 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2023, were $5.2 billion, an increase of $370.4 million, or 7.7%, compared to $4.8 billion as of December 31, 2022. Total uninsured deposits were $2.0 billion, or 38.6%, of total deposits as of September 30, 2023 compared to $1.5 billion, or 31.9%, of total deposits as of December 31, 2022.

Noninterest-bearing deposits as of September 30, 2023, were $1.4 billion compared to $1.5 billion as of December 31, 2022, a decrease of $137.0 million, or 8.8%.

Average deposits for the nine months ended September 30, 2023, were $4.9 billion, an increase of $362.8 million, or 8.0%, over the full year average for the year ended December 31, 2022, of $4.5 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.81% for the year ended December 31, 2022, to 2.79% for the nine months ended September 30, 2023. The increase in average rates was driven by the federal reserve raising rates during the year ended December 31, 2022, and continuing in the nine months ended September 30, 2023. In addition, the stability of noninterest-bearing demand accounts served to reduce the cost of deposits to 1.98% for the nine months ended September 30, 2023, compared to 0.54% for the year ended December 31, 2022.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September30, 2023 (Unaudited)		For the Year Ended December 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$489,746	3.39%	$298,845	1.31%
Negotiable order of withdrawal ("NOW") accounts	480,877	1.26%	536,742	0.30%
Limited access money market accounts and savings	1,417,294	2.52%	1,483,763	0.81%
Certificates and other time deposits > $250k	463,050	3.79%	208,661	1.03%
Certificates and other time deposits < $250k	631,830	3.38%	479,871	0.98%
Total interest-bearing deposits	3,482,797	2.79%	3,007,882	0.81%
Noninterest-bearing demand accounts	1,427,821	-%	1,539,938	-%
Total deposits	$4,910,618	1.98%	$4,547,820	0.54%

The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2023, and the year ended December 31, 2022, was 29.1% and 33.9%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2023:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$165,043	$147,713
More than 3 months but less than 6 months	119,808	166,540
More than 6 months but less than 12 months	186,506	144,875
12 months or more	167,187	53,606
Total	$638,544	$512,734

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of September 30, 2023:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000

We had $14.1 million in outstanding balances at December 31, 2022 and no outstanding balance as of September 30, 2023.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2023, and the year ended December 31, 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize brokered deposits, purchased funds from correspondent banks, bank term funding program, and overnight advances from the FHLB. As of September 30, 2023, and December 31, 2022, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There was $14.1 million drawn under these lines of credit at December 31, 2022 and none drawn at September 30, 2023. We had an additional $1.6 billion and $1.3 billion of availability through the FHLB at September 30, 2023, and December 31, 2022, respectively. As of September 30, 2023, we had $1.0 billion of availability through the Federal Reserve Discount Window.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.3 billion and $5.5 billion for the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively.

	For the Nine Months Ended September 30, 2023 (Unaudited)	For the Year Ended December 31, 2022
Source of Funds:
Deposits:
Noninterest-bearing	22.7%	28.1%
Interest-bearing	55.3	55.0
Subordinated debt (excluding trust preferred securities)	1.7	1.9
Advances from FHLB	5.9	4.9
Other borrowings	0.4	0.6
Bank Term Funding Program	3.8	-
Other liabilities	0.7	0.7
Shareholders' equity	9.5	8.8
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.1%	72.9%
Securities available for sale	14.5	17.5
Interest-bearing deposits in other banks	2.4	2.1
Other noninterest-earning assets	7.0	7.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	29.1%	33.9%
Average loans to average deposits	98.3	88.4

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 25.0% for the nine months ended September 30, 2023, compared to the same period in 2022. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.52 years and an effective duration of 3.75 years as of September 30, 2023. As of December 31, 2022, our securities portfolio had a weighted average life of 4.88 years and an effective duration of 4.09 years.

As of September 30, 2023, we had outstanding $1.2 billion in commitments to extend credit and $46.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had outstanding $1.3 billion in commitments to extend credit and $45.6 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.

As of September 30, 2023, and December 31, 2022 we had cash and cash equivalents, including federal funds sold, of $388.1 million and $168.3 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.

Capital Resources

Total shareholders’ equity increased to $604.4 million as of September 30, 2023, compared to $580.5 million as of December 31, 2022, an increase of $23.9 million, or 4.1%. This increase was primarily due to net income of $55.2 million offset with other comprehensive losses of $20.0 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, and dividends paid on preferred stock and common stock of $13.1 million.

On October 26, 2023, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of November 15, 2023. The dividend is to be paid on November 30, 2023, or as soon as practicable thereafter.

On October 26, 2023, our Board declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2023, in the amount of $0.14 per common share to the common shareholders of record as of November 15, 2023. The dividend is to be paid on November 30, 2023, or as soon as practicable thereafter.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2023, and December 31, 2022, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2023 (Unaudited)		As of December 31, 2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$743,966	12.71%	$704,840	12.75%
Tier 1 capital (to risk weighted assets)	602,032	10.28%	557,088	10.07%
Common Equity Tier 1 capital (to risk weighted assets)	525,102	8.97%	480,158	8.68%
Tier 1 Leverage capital (to average assets)	602,032	9.31%	557,088	9.49%

b1BANK
Total capital (to risk weighted assets)	$724,873	12.39%	$657,588	11.91%
Tier 1 capital (to risk weighted assets)	680,367	11.63%	618,805	11.20%
Common Equity Tier 1 capital (to risk weighted assets)	680,367	11.63%	618,805	11.20%
Tier 1 Leverage capital (to average assets)	680,367	10.53%	618,805	10.55%

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

Long Term Debt

During the year ended December 31, 2022, as part of the acquisition of TCBI, we assumed $26.4 million in subordinated debt. As part of this debt, we recorded a fair value adjustment premium in the amount of $3.4 million, to accrete over five-to-seven years, with a remaining adjustment of $1.1 million as of September 30, 2023. We recognized $1.5 million in gains on the extinguishment of $8.9 million of debt during the nine months ended September 30, 2023.

FHLB Advances

Advances from the FHLB totaled approximately $214.2 million and $410.1 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 3.47% and 3.88%, respectively, and mature within five years. At December 31, 2022, $262.0 million in advances were short term with a rate of 4.55%.

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve launched the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at September 30, 2023.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2023, and December 31, 2022 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $214.2 million and $410.1 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, and December 31, 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 3.47% and 3.88%, respectively, and mature within five years. We participated in the BTFP in March 2023 and as of September 30, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. The subordinated debt totaled $100.0 million and $110.7 million at September 30, 2023 and December 31, 2022, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, $7.5 million bears a fixed rate of 6.38% until December 13, 2023, then will reset to a floating interest rate based on a benchmark rate plus 350 basis points, adjusting quarterly, until maturity on December 13, 2028, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the nine months ended September 30, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $1.1 million and $2.9 million remaining at September 30, 2023 and December 31, 2022, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the nine months ended September 30, 2023.

	As of September 30, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$3,985	$5,821	$4,490	$4,067	$18,363
Time deposits	1,114,789	221,000	40,575	21	1,376,385
Subordinated debt	-	-	10,000	88,927	98,927
Advances from FHLB	-	75,875	138,309	-	214,184
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	23,245	-	-	-	23,245
Standby and commercial letters of credit	45,122	1,178	141	25	46,466
Commitments to extend credit	695,341	280,353	126,544	106,478	1,208,716
Total	$2,182,482	$584,227	$320,059	$204,518	$3,291,286

	As of December 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,135	$6,496	$4,247	$4,298	$19,176
Time deposits	601,980	145,606	38,971	20	786,577
Subordinated debt	-	-	8,900	98,927	107,827
Advances from FHLB	262,000	875	147,225	-	410,100
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	20,208	-	-	-	20,208
Standby and commercial letters of credit	18,706	26,468	377	-	45,551
Commitments to extend credit	654,067	342,844	200,971	147,288	1,345,170
Total	$1,561,096	$522,289	$400,691	$255,533	$2,739,609

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(7.50%)	(6.03%)	(8.60%)	(5.55%)
+200	(5.70%)	(3.88%)	(5.90%)	(3.65%)
+100	(4.00%)	(1.71%)	(3.50%)	(1.94%)
Base	-%	-%	-%	-%
-100	(1.50%)	1.89%	(0.70%)	1.76%
-200	(2.10%)	3.57%	(2.30%)	3.38%

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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended September 30, 2023, was $18.0 million, or $0.71 per diluted common share, compared to core net income available to common shareholders of $16.4 million, or $0.72 per diluted common share, for the three months ended September 30, 2022. Notable noncore events impacting earnings for the three months ended September 30, 2023, included $932,000 in a gain on the sale of our Leesville, Louisiana banking center, $517,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the remaining $3.2 million of the $8.9 million subordinated debt redemption, compared to $3.5 million in acquisition-related expenses and $265,000 in income attributable to insurance reimbursements from storm expenses for the same period in 2022.

For the nine months ended September 30, 2023, core net income available to common shareholders was $49.5 million, or $1.96 per diluted common share, compared to core net income available to common shareholders of $41.2 million, or $1.86 per diluted common share, for the nine months ended September 30, 2022. Notable noncore events impacting earnings for the nine months ended September 30, 2023, included $932,000 in a gain on the sale of our Leesville, Louisiana banking center, $1.5 million in a gain on the extinguishment of debt associated with the TCBI acquisition in 2022, which was attributed to the $8.9 million subordinated debt redemption and $173,000 in acquisition-related expenses, compared to the nine months ended September 30, 2022, included the incurrence of losses of $717,000 on disposals of former bank premises and equipment, and $265,000 in insurance reimbursements from storm repairs included in other income, $5.0 million in acquisition-related expenses and $501,000 in expenses attributable to storm repairs (primarily related to storms in 2021) for the same period in 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$93,322	$63,473	$258,662	$161,609
Core interest income	93,322	63,473	258,662	161,609
Interest Expense:
Interest expense	38,028	9,993	97,293	18,092
Core interest expense	38,028	9,993	97,293	18,092
Provision for Credit Losses:
Provision for credit losses	604	3,273	4,364	7,835
Core provision expense	604	3,273	4,364	7,835
Other Income:
Other income	9,883	8,115	30,229	21,032
Losses on former bank premises and equipment	-	-	-	717
Losses on sale of securities	-	7	62	46
Insurance reimbursement of storm expenditures	-	(265)	-	(265)
Gain on sale of branch	(932)	-	(932)	-
Gain on extinguishment of debt	(517)	-	(1,458)	-
Core other income	8,434	7,857	27,901	21,530
Other Expense:
Other expense	38,607	40,946	116,988	111,063
Acquisition-related expenses (2)	(2)	(3,521)	(173)	(5,040)
Occupancy and bank premises - storm repair	-	-	-	(501)
Core other expense	38,605	37,425	116,815	105,522
Pre-Tax Income:
Pre-tax income	25,966	17,376	70,246	45,651
Losses on former bank premises and equipment	-	-	-	717
Losses on sale of securities	-	7	62	46
Insurance reimbursement of storm expenditures	-	(265)	-	(265)
Gain on sale of branch	(932)	-	(932)	-
Gain on extinguishment of debt	(517)	-	(1,458)	-
Acquisition-related expenses (2)	2	3,521	173	5,040
Occupancy and bank premises - storm repair	-	-	-	501
Core pre-tax income	24,519	20,639	68,091	51,690
Provision for Income Taxes: (1)
Provision for income taxes	5,511	3,576	15,027	9,363
Tax on losses on former bank premises and equipment	-	-	-	151
Tax on losses on sale of securities	-	1	13	10
Tax on insurance reimbursement of storm expenditures	-	(55)	-	(55)
Tax on gain on sale of branch	(197)	-	(197)	-
Tax on gain on extinguishment of debt	(109)	-	(308)	-
Tax on acquisition-related expenses (2)	-	739	20	913
Tax on occupancy and bank premises - storm repair	-	-	-	106
Core provision for income taxes	5,205	4,261	14,555	10,488
Preferred Dividends
Preferred dividends	1,351	-	4,051	-
Core preferred dividends	1,351	-	4,051	-
Net Income Available to Common Shareholders:
Net income available to common shareholders	19,104	13,800	51,168	36,288
Losses on former bank premises and equipment , net of tax	-	-	-	566
Losses on sale of securities, net of tax	-	6	49	36
Insurance reimbursement of storm expenditures, net of tax	-	(210)	-	(210)
Gain on sale of branch, net of tax	(735)	-	(735)	-
Gain on extinguishment of debt, net of tax	(408)	-	(1,150)	-
Acquisition-related expenses (2), net of tax	2	2,782	153	4,127
Occupancy and bank premises - storm repair, net of tax	-	-	-	395
Core net income available to common shareholders	$17,963	$16,378	$49,485	$41,202
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.76	$0.61	$2.02	$1.64
Losses on former bank premises and equipment , net of tax	-	-	-	0.02
Losses on sale of securities, net of tax	-	-	-	-
Insurance reimbursement of storm expenditures, net of tax	-	(0.01)	-	(0.01)
Gain on sale of branch, net of tax	(0.03)	-	(0.03)	-
Gain on extinguishment of debt, net of tax	(0.02)	-	(0.04)	-
Acquisition-related expenses (2), net of tax	-	0.12	0.01	0.19
Occupancy and bank premises - storm repair, net of tax	-	-	-	0.02
Core diluted earnings per common share	$0.71	$0.72	$1.96	$1.86

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$604,366	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	532,436	508,551
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(12,418)	(14,042)
Total tangible common equity	$431,627	$405,966
Common shares outstanding (1)	25,344,168	25,110,313
Book value per common shares (1)	$21.01	$20.25
Tangible book value per common shares (1)	17.03	16.17

(1)

Excludes the dilutive effect, if any, of 217,051 and 184,015 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2023 and December 31, 2022, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$604,366	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	532,436	508,551
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(12,418)	(14,042)
Total tangible common equity	$431,627	$405,966
Tangible Assets
Total Assets	$6,488,781	$5,990,460
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(12,418)	(14,042)
Total tangible assets	$6,387,972	$5,887,875
Common Equity to Total Assets	8.2%	8.5%
Tangible Common Equity to Tangible Assets	6.8	6.9

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

(c)

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BUSINESS FIRST BANCSHARES, INC.

November 2, 2023	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

November 2, 2023	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer