Form 10-K
period 2023-12-31
Business First Bancshares, Inc.
filed 2024-03-01
CIK 1624322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $357.4 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of February 20, 2024, there were 25,356,393 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement, or an Amended Annual Report on Form 10-K/A containing such Part III information, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the “Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and the banking industry in general, including, without limitation, statements relating to the anticipated benefits of our recent acquisitions. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions of a future or forward-looking nature. These statements involve estimates, assumptions and risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.

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

Summary of Risks Factors

Risks Relating to our Business

●	Our business and operations may be adversely affected by weak economic conditions.

●	Our geographic concentration imposes risk.

●	We face significant competition to attract and retain customers.

●	Our success is largely dependent upon our ability to successfully execute our business strategy.

●	We rely heavily on our executive management team and other key employees, and our ability to attract and retain profitable bankers is critical to the success of our business strategy.

●	We may not be able to adequately measure and limit our credit risk.

●	Our loan portfolio is largely comprised of commercial loans, which may subject us to increased credit risk.

●	Negative changes in the economy affecting real estate values and liquidity could impair loan collateral.

●	Large loans to certain borrowers could have a significant adverse impact on our asset quality.

●	Our allowance for credit losses may prove to be insufficient to absorb losses on our loan portfolio.

●	Our small-to-midsized business customers have fewer resources to weather adverse developments.

●	Our ability to maintain our reputation is critical to the success of our business.

●	We may not be able to maintain our historical rate of growth, or we may not be able to manage the risks associated with our anticipated growth and expansion.

●	Future acquisitions could expose us to financial, execution and operational risks.

●	Interest rate shifts could have an adverse effect on our business.

●	The markets in which we operate are susceptible to hurricanes and other natural disasters.

●	Disruptions in the secondary mortgage market could reduce our ability to resell residential mortgage loans.

●	New lines of business, products, product enhancements or services may subject us to additional risks.

●	A lack of liquidity could impair our ability to fund operations, and our ability to raise capital or utilize alternative sources of funding may be limited.

●	We have a concentration of deposit accounts with state and local municipalities.

●	The fair value of our investment securities can fluctuate due to factors outside of our control.

●	We need to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.

●	Our financial results depend on management’s selection of accounting methods, assumptions, and estimates.

●	We have a continuing need for technological change.

●	We rely on third parties to provide key components of our business infrastructure.

●	We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.

●	Unauthorized access, cyber-crime and other threats to data security.

●	We are subject to environmental liability risk associated with our lending activities.

Risks Related to the Regulation of Our Industry

●	We operate in a highly regulated environment, which imposes compliance costs, subjects us to stringent capital requirements and risks relating to noncompliance.

●	Federal and state banking agencies periodically conduct examinations of our business.

●	New activities and expansion require regulatory approvals.

●	Potential limitations on incentive compensation may adversely affect our ability to attract and retain our highest performing employees.

●	The Board of Governors of the Federal Reserve System (the “Federal Reserve”) may require us to commit capital resources to support the Bank.

●	We are subject to laws regarding the privacy, security and protection of personal information.

Risks Associated with our Common Stock

●	The market price of our common stock may be subject to substantial fluctuations, and the prevailing market price of our common stock could impair our ability to raise capital.

●	The rights of our common shareholders are subordinate to the rights of other interest holders.

●	Our dividend policy may change without notice.

●	A takeover could be difficult due to our corporate governance documents and certain laws.

●	An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.

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

Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2023, on a consolidated basis, we had total assets of $6.6 billion, total loans of $5.0 billion, total deposits of $5.2 billion and shareholders’ equity of $644.3 million.

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

●

Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time. We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our acquisitions to date being (i) the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015; (ii) the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018; (iii) the acquisition of Richland State Bancorp, Inc., which is in the Northeast Louisiana region, on December 1, 2018; (iv) the acquisition of Pedestal Bancshares, Inc., which operated in southern Louisiana, on May 1, 2020; (v) the acquisition of Smith Shellnut Wilson, LLC, which operates out of the Jackson, Mississippi area, on April 1, 2021; and (vi) the acquisition of Texas Citizens Bancorp, Inc., which operates in Houston, on March 1, 2022, the last two of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.

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

Commercial and Industrial Loans. We make C&I loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, accounts receivable factoring, agricultural financing, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. We typically take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, promissory notes, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our C&I loans generally have variable interest rates and terms that typically range from one-to-five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate C&I loan maturities are generally short-term, with one-to-five year maturities, or include periodic interest rate resets. Our underwriting policy does allow for exceptions in which the term and amortization of a C&I loan may be longer than five years; however, the term and amortization must be consistent with the useful life and depreciation rates of the underlying collateral and an underwriting exception will be noted. In general, C&I loans may involve increased credit risk and, therefore, typically yield a higher return than commercial real estate loans. The increased risk in C&I loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing C&I loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipated, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, C&I loans require extensive underwriting and servicing.

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

Commercial Real Estate Loans.  We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 25 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied and non—owner occupied offices/warehouses/production facilities, office buildings, hotels, mixed-use residential/commercial properties, retail centers and multi-family properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

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

Loan Approval Process.  We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2023, the Board has set the “in-house” household lending limit was $60.0 million with an additional borrower “in-house” lending limit of $20.0 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under four types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, Small Business, and Consumer authority. With the exception of loans secured by cash deposited with us, all commercial loans require a minimum of two approvers (the banker and at least one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $500,000, market presidents have authority up to $750,000, regional market presidents have authority up to $1.5 million, the chief banking officer and regional credit managers have authority up to $2.5 million, regional chairmen have authority up to $2.0 million and the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer each have authority up to $2.5 million. A combination of the Chief Banking Officer and Chief Credit Officer (or their assigns) may approve up to $5.0 million. All relationships exceeding $5.0 million are approved by the Executive Loan Committee. All relationships exceeding $10.0 million are required to be approved by the Director’s Loan Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with senior lenders being able to approve up to $250,000, market leaders being able to approve up to $350,000, regional presidents and higher authorities up to $1.5 million, cumulatively. Consumer loans which present an aggregate lending exposure under $5.0 million are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

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

We maintain a list of loans, the “Watch List,” that receive additional attention if we believe there may be a potential credit risk.  The Risk Committee of the Board reviews a list of loans under foreclosure proceedings while the Impairment Committee reviews a list of impaired loans exceeding $500,000 as well as the list of Classified borrowers with exposures of $250,000 or greater. Impairment Committee minutes are reviewed by the Risk Committee.  Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel, and loan grades are updated as deemed appropriate.  Quarterly, our internal loan review department analyzes specific segments of the loan portfolio. Additionally, we periodically have an independent, third-party review performed on our loan portfolio.  This review includes analysis of the borrower’s and guarantor’s financial condition, the Bank’s collateral position, and other credit risk factors.  Results of the review as well as management responses are presented to the Bank’s Risk Committee.  Finally, we perform stress testing on key segments of our portfolio in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods.  The reporting and reviews provide management with additional information for assessing our asset quality.

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

Human Capital Resources

Our mission is to be the financial institution of choice for enterprises, their owners, and employees. Accordingly, we aim to attract, develop, and retain employees who can drive financial and strategic growth objectives and build long-term shareholder value while upholding our Guiding Principles of a relationship-driven team, thoughtful, disciplined decision-making, meaningful communication, doing the right thing the right way; and striving to be the best through continual improvement. Key items that drive our human capital resources are described below.

Structure. As of December 31, 2023, we proudly employ 751 full-time and 19 part-time employees (for a total of 770 employees). Our employees reside coast to coast, with personnel located in Alabama (remote), Arkansas (remote), Illinois (remote), Kentucky (remote), Louisiana, Mississippi, Nevada (remote), North Carolina (remote), South Dakota (remote), Tennessee (remote), Texas, and Virginia (remote). Full-time equivalents (FTEs) as of December 31, 2023, were 761.

All banking centers and loan production offices are in Louisiana and Texas, and our subsidiary registered investment advisor (RIA), Smith Shellnut Wilson, LLC, or SSW, is in Mississippi. Our Chief Human Resources Officer reports directly to the Chief Administrative Officer and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation, and benefits.

The board of directors is regularly updated on our talent development and human capital management strategies.

Productivity. We carefully manage the size of our workforce and reallocate resources as needed. For 2023, we managed an average of $6.6 million in loans held for investment and $6.9 million in deposits per FTE.

Diversity. We have an organization-wide focus to improve recruitment and retention of women and ethnic minorities. In 2023, we completed a second year of our Intern Insights Program which focuses on creating a pipeline between young diverse talent and the banking industry. Specifically, recruiting efforts focused on junior year finance and accounting majors at Southern University and A&M College in Baton Rouge, a historically black university, for our Intern Insights Program. Furthermore, in 2023, we continued the use of online exit surveys to provide feedback and help increase retention of women and ethnic minorities. As of December 31, 2023, our colleagues had the following attributes:

	Female	Minority (3)
Employees	520 total (67.5%)	166 total (21.6%)
Officials and Managers(1)	113 total (58.3%)	33 total (17.0%)
Executive Officers(2)	3 total (21.4%)	1 total (7.1%)
(1)	Based on EEO-1 job classifications.
(2)	Based on b1BANK’s Executive Team.
(3)	Includes Hispanic/Latino, Black/African American, Asian, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander

In addition to our continued Diversity Equity and Inclusion (“DEI”) efforts, we have emphasized merit-based promotions in an effort to promote from within, foster talent development of our best human capital resources, and increase the our organic growth.

Compensation and Benefits. We provide pay, benefits, and services that not only meet the varying needs of our employees but are in line with our equilibrium for competitive compensation. Compensation and benefits include market-competitive pay, health insurance options, a health reimbursement account (HRA), a flexible spending account (FSA), dependent care, employer-paid life insurance, voluntary life insurance, dental and vision insurance, employer-paid short-term disability, employer-paid long-term disability, employee assistance programs, employee discounts on our products, critical illness insurance, accident insurance, hospital indemnity insurance, pet insurance, identity and fraud protection, MetLife legal plan, paid time off, (including paid volunteer leave), training and professional development opportunities, and an employer-paid financial wellness program.

Periodic and objective reviews of compensation and benefits by grade level and position are conducted to ensure similar positions are paid comparatively and to solidify that we continuously provide a competitive and valuable offering to satisfy the well-being and needs of our employees.

Attraction, Development and Retention. We measure the success of our talent acquisition strategy on quality of acquisition, diversity of new colleagues and retention. Each of these metrics is tracked for all key business lines. Sourcing strategies and support structures are modified to ensure that performance targets are met consistently.

In 2023, our Talent Development team made significant strides in enhancing and expanding our training initiatives. Our goals were to directly benefit our clients by elevating service standards through strategic development programs. Key among these was the integration of Submittable, which is an online platform used to streamline the submission and review processes into our internal application for external learning and development programs. This innovative platform revolutionized how employees applied for external development programs, streamlining our application process, and improving how managers and executives review and provide feedback on applications.

Further advancements were made in our “Learning b1: Manager Orientation” program, which underwent significant improvements with the introduction of personalized coaching sessions. These sessions provided targeted guidance to enhance leadership skills among managers, leading to more efficient teams and, consequently, better internal and external client interactions and service quality. Additionally, our specialized training programs, namely the “Transaction Dispute Reporting for the Frontline” and the “Mastering Currency Transaction Reports: Compliance and Best Practices,” significantly enhanced client service and compliance standards. These programs equipped our staff with essential skills for efficient dispute handling and deepened their understanding of critical compliance areas such as CTR’s, thereby ensuring secure, compliant client transactions and maintaining client trust in us.

This year also marked a notable enhancement in our Emergenetics training program. This enhancement is aimed at maximizing the impact of cognitive and behavioral diversity in leadership and team collaboration. By refining the Emergenetics training, we enabled our leaders to more effectively understand and utilize each team member’s unique strengths. This approach fostered a more dynamic, inclusive, and effective leadership style, significantly impacting our ability to exceed client expectations through superior team performance and decision-making. The enhancement of this innovative training program underscored our ongoing commitment to organizational excellence and superior client service.

Our average tenure is 6.7 years of service. During 2023, we had 109 internal employee promotions, 138 external hires, and 14 rehired employees. Employee turnover for 2023 was 17.2%.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2023, the Company’s capital meets or exceeds these capital requirements, including the buffer.

On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (“CBLR”) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. The community bank leverage ratio requirement is currently 9.0% after being temporarily reduced under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. For the year ended December 31, 2020, the Company and Bank elected to adopt the CBLR framework. For the years ended December 31, 2023, 2022 and 2021, the Company and Bank elected to revert to the risk-weighted ratios.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices, result in breaches of fiduciary duty or which constitute violations of laws or regulations, and can assess civil money penalties or impose enforcement action for such activities. The penalties can exceed $1,000,000 for each day the activity continues.

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

Pursuant to section 201(b) of EGRRCPA, the federal bank regulatory agencies adopted a final rule in 2019 imposing a minimum community bank leverage ratio requirement of 9.0%, which was reduced on a temporary basis under the CARES Act in 2020-2021.

As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020 and elected to revert to the risk weighted ratios for the years ended December 31, 2023, 2022 and 2021.

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

To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2023, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.

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

Audit Reports.   For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management’s certifications signed by our and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institution Reform Recovery and Enforcement Act, or FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination in April, 2023.

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

Cybersecurity

We are subject to guidance and standards, as directed by federal law and prescribed by federal regulators, which necessitate the responsibility to secure nonpublic, confidential customer and consumer information and provide notice to such entities in the event their data is disclosed due to a security breach. Under certain circumstances, federal and state regulators must also be notified in the event of a data breach as mandated by applicable state laws and federal regulations. Financial institutions are expected to comply with such guidance and standards and to accordingly establish and employ appropriate information security and cybersecurity programs and associated risk management processes.

Cybersecurity risks are expected to increase due to the rapid evolution and sophistication of cybersecurity attacks and the accessibility of resources required for their execution. In turn, Congress, multiple states, and federal regulators frequently issue new guidance and standards and are currently considering the enactment of additional or enhanced laws or regulations which could impose increased obligations for companies responsible for the safeguarding of nonpublic, customer and consumer information, specifically financial institutions.

On November 23, 2021, federal banking agencies issued a joint final rule requiring financial institutions to provide notification to their primary federal regulator as soon as possible and no later than 36 hours after a “computer-security incident” has been determined to be a “notification event,” as those terms are defined under the final rule. Additionally, the rule requires bank service providers to contact each affected banking organization customer as soon as possible once the bank service provider determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided to such banking organizations for four or more hours.

On March 15, 2023, the SEC issued proposed amendments that would require registered broker-dealers, investment companies, investment advisors, and transfer agents to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information. Additionally, the proposed amendments would also require, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The proposal would require a covered institution to provide this notice as soon as practicable but not later than 30 days after the covered institution becomes aware that an incident involving unauthorized access to, or use of customer information has occurred or is reasonably likely to have occurred.

On July 26, 2023, the SEC adopted rules requiring registrants to disclose the occurrence of cybersecurity incidents once such incidents are determined to be material in nature. Additionally, the rule requires the annual disclosure of material information regarding cybersecurity risk management, strategy, and governance.

On October 30, 2023, the current Presidential Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, emphasizing the need for transparency, accountability and fairness in the secure development and use of artificial intelligence (“AI”). The order seeks to address AI risks by providing eight guiding principles and priorities, including the development of standards, tools, and tests to help ensure AI systems are safe, secure, and trustworthy and the development of an advanced cybersecurity program to develop tools to identify and address vulnerabilities in critical software.

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

We conduct our operations exclusively in the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston. As of December 31, 2023, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2023, approximately $2.9 billion, or 57.8% of our loan portfolio is secured by commercial and construction real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2023, approximately $3.6 billion, or 71.5%, of our total loans were comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter, own and operate such property, in which case, we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2023, we held approximately $1.7 million in other real estate owned (“OREO”) of which $279,000 is related to former bank facilities. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As of December 31, 2023, approximately $1.4 billion, or 27.2%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.

Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2023, our average loan size (including unfunded commitments) was approximately $415,000. Further, as of December 31, 2023, our 10 largest borrowing relationships ranged from approximately $35.4 million to $77.6 million (including unfunded commitments) and averaged approximately $4.4 million in total commitments and $3.0 million in principal balance, respectively. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for credit losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio, including unfunded commitments. As of December 31, 2023, our allowance for credit losses totaled $43.7 million, which represents approximately 0.88% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The allowance also incorporates our current views on our current risk management practices, which may change in the future. Additionally, the allowance incorporates historical industry loss data as part of the estimate. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) recently issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Upon adoption of the guidance on January 1, 2023, we recognized an $827,000 reduction to retained earnings, after recording the relating deferred tax asset adjustment at our adjusted tax rate. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Moreover, the CECL model is heavily dependent on macroeconomic forecasts, with changes in those forecasts potentially requiring material increases to our level of allowance for credit losses which could adversely affect our business, financial condition, results of operations, and capital.

The small-to-midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have a material adverse effect on our business, financial condition and results of operations.

We focus our business development and marketing strategy primarily on small-to-midsized businesses, who frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small-to-midsized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small-to-midsized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our customers may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2023, we had $1.2 billion in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2023, 35.5% of our earning assets and 58.7% of our interest-bearing liabilities were variable rate. As of December 31, 2023, our modeled interest sensitivity was close to neutral, but slightly asset sensitive. Should the assumptions in the model occur, we estimate our net interest income to experience a minor increase if rates rise, and a minor decrease if rates decline. However, it is likely that customer and market responses would differ from those in the model, and there is no guarantee that actual results will match modeled results.

Interest rates increased rapidly during 2022 and 2023 to levels that we have not experienced in recent history. Interest rates may increase further, or they may remain at current levels for some time. This new interest rate environment could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

The markets in which we operate are susceptible to hurricanes and other natural disasters and adverse weather, which could result in a disruption of our operations and increases in credit losses.

A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and credit losses that could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, $657.5 million, or approximately 12.5%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, Bank Term Funding Program (“BTFP”), securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2023, brokered and wholesale deposits, including reciprocal deposits, comprised 20.5% of our total deposits, and our borrowings comprised 98.6% of our total shareholders’ equity. As a result of the rise in interest rates during 2022 and 2023, these funding sources have become significantly more expensive than in past years. If we continue to use these alternative funding methods, our interest expense will decline. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2023, the fair value of our investment securities portfolio was approximately $879.6 million, which included a net unrealized loss of approximately $84.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee raised the target federal funds rate several times in 2022 and 2023. In addition to market interest rates, other factors that could cause adverse changes to the fair value of our securities include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer with respect to the underlying securities, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies and estimates include acquired loans and allowance for credit losses and purchase accounting adjustments (other than loans). Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided, or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.

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

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have an adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our goodwill impairment test is performed annually and was completed as of October 1, 2023. The annual test did not indicate any impairment as of the testing date. We estimate the fair value of the reporting unit compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Following the testing date, management determined no triggering event had occurred through December 31, 2023. As of December 31, 2023, our goodwill totaled $88.4 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations. We experienced an increase in FDIC insurance premiums in 2023 due to increased regulatory rates.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2023, we were within the 300.0% regulatory guideline for commercial real estate, as well as the 100.0% regulatory guideline for construction, land development, and other land loans due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines.  It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations as well as the progress of commercial real estate construction projects with loans exceeding $1.0 million, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 20, 2024, there are 25,356,393 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.

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

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding subordinated notes in the amount of $100.0 million, our trust preferred securities of $5.0 million, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Our common stock also ranks junior to the $72.0 million of Series A preferred stock that we issued during 2022.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 1C.  Cybersecurity.

Financial institutions have an obligation to customers, consumers and stakeholders to safeguard the confidentiality, integrity and availability of nonpublic, sensitive information and the information systems used to store, transmit or process such information.

Consistent with industry guidelines, such as the National Institute of Standards and Technology Cybersecurity framework, and regulatory requirements, guidelines and standards, b1BANK’s information security and cybersecurity programs (collectively, “Program(s)”) have been adapted to fulfill this obligation by establishing and employing administrative, technical and physical safeguards to maintain a secure and dependable infrastructure and environment. These Programs focus on identifying and addressing threats to the company and its customers and contribute corporate decision-making guidance for information security, cybersecurity and risk management objectives.

Defending against information security and cybersecurity (collectively, “Security”) threats demands a concentrated, collaborative approach and, as such, supplementary programs and processes have been instituted into governing Security and risk management strategies.

Global threat intelligence is monitored for potential Security risks or vulnerabilities. These threats are analyzed for potential impact to the bank and are addressed in accordance with Program requirements. b1BANK’s Chief Information Security Officer (“CISO”) presents Security reports to the Operating Committee and Risk Committee of b1BANK’s board of directors on a quarterly basis or as needed. These reports consist of significant Security events and issues, vulnerability metrics, and material risks. Additional reporting representing the overall state of the Program is presented on at least an annual basis to the full board of directors, which is responsible for overseeing Security functions and associated initiatives.

Security is embedded into our culture, being promoted through security awareness materials, mandatory testing campaigns and the mandatory annual review and acknowledgement of corporate Security policies and standards.

Business Continuity and Incident Response plans have been cohesively established and employed to provide frameworks for responding to and recovering from events such as natural disasters or security events. Our Director of Business Continuity and CISO, respectively, are responsible for the facilitation of these plans, as needed, and testing each on at least an annual basis. The owners of these plans are responsible for identifying an appropriate group of cross-enterprise subject matter experts and convening them to ensure a comprehensive response. These groups, under the leadership of our Chief Operations Officer (“COO”), provide appropriate internal notifications of material security events and response activities to our General Counsel, Chief Risk Officer, Chief Executive Officer, and board of directors or other appropriate corporate executives.

A Vendor Management program has been developed and employed to manage potential risks for third-party service providers, suppliers and external partners who have access to our confidential information. The effectiveness of these processes is verified by independent internal and external audit functions or organizations.

Independent internal and external auditors are engaged to perform Security assessments to determine the appropriateness and effectiveness of the overall Program. Supplementary self-assessments are performed as needed or as required by regulatory guidelines. Assessment results are evaluated to determine the scope of risk on the security of the bank and are addressed in accordance with Program requirements.

Our current CISO maintains appropriate security certifications and has over 20 years of experience in an information security role. The CISO manages a group dedicated to the security of the bank. This group is responsible for information technology monitoring and incident response activities, the latter covering the response coordination to cyber-attacks under the leadership and pursuant to the direction of the CISO. Our CISO reports directly to our COO and oversees, is assigned the responsibly of and is held accountable for the implementation and monitoring of the Program. Our COO serves on the Risk Committee of the Board, chaired by a board director.

The Company engages in a continuous, focused risk monitoring process to identify the likelihood and impact of internal and external threats to our information security systems and data and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. The CISO and COO together lead efforts to design, implement and operate necessary controls commensurate with the materiality and criticality of identified risks and the sensitivity of the information assets and systems used throughout the bank. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect b1BANK.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our common shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 20, 2024, there were 25,356,393 issued and outstanding shares of our common stock held of record by approximately 937 shareholders. We also had outstanding 120,608 options to purchase shares of our common stock issued under our equity compensation plans, as described below.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 1,500,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2023, we had 120,608 outstanding and unexercised stock options that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan, or the Plan, and the shareholders approved additional shares under the Plan during 2022. The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. The Plan has reserved 1,043,908 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2023, there were 745,620 common shares issued under this Plan to our employees, directors or consultants.

The following table summarizes information as of December 31, 2023 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	120,608	$18.59	298,288
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	120,608	$18.59	298,288

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 23, 2023, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. This 2023 stock repurchase program was effective until December 31, 2023. The 2023 stock repurchase program did not obligate the Company to repurchase any shares of its common stock. The Company did not repurchase any shares under this plan.

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on January 1, 2019 through December 31, 2023. The following assumes $100 invested on January 1, 2019 in our common stock at the closing price of $24.23 per common share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

Date	BFST	S&P 500	KRX
12/31/2018	$100.00	$100.00	$100.00
3/31/2019	101.61	113.65	109.35
6/30/2019	105.79	118.54	113.62
9/30/2019	101.84	120.55	112.87
12/31/2019	104.47	131.49	123.81
3/31/2020	56.99	105.72	73.82
6/30/2020	65.22	127.44	84.57
9/30/2020	64.16	138.81	75.90
12/31/2020	87.52	155.68	113.03
3/31/2021	103.29	165.29	146.61
6/30/2021	99.58	179.42	144.53
9/30/2021	102.01	180.47	149.17
12/31/2021	123.99	200.37	154.45
3/31/2022	107.09	191.15	151.08
6/30/2022	94.32	160.37	132.98
9/30/2022	95.83	152.54	138.21
12/31/2022	99.08	164.08	143.75
3/31/2023	77.19	176.38	117.94
6/30/2023	68.45	191.80	111.16
9/30/2023	85.76	185.52	113.81
12/31/2023	113.32	207.21	143.17

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

The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2022 to December 31, 2023 and its results of operations for the year ended December 31, 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements. A discussion regarding significant changes in the financial condition of Business First and its subsidiaries from December 31, 2021 to December 31, 2022 and its results of operations for the year ended December 31, 2022 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023, as amended, which is available on the SEC’s website at www.sec.gov and on the Company’s website, www.b1bank.com.

Overview

We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex and Houston. We currently operate out of banking centers and loan production offices in markets across Louisiana and Texas. As of December 31, 2023, we had total assets of $6.6 billion, total loans of $5.0 billion, total deposits of $5.2 billion, and total shareholders’ equity of $644.3 million.

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

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and other qualifying assets. These pledged securities are valued at par for collateral purposes. The Bank participated in the BTFP and pledged securities with a remaining par value of $333.3 million as of December 31, 2023.  The Bank had outstanding BTFP debt of $300.0 million at December 31, 2023. These loans bear a fixed rate of 4.38% and mature on March 22, 2024.

Federal Reserve Bank’s Discount Window

On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $1.0 billion as of December 31, 2023, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.

Sale of Leesville Banking Center

On August 31, 2023, we sold the Leesville banking center, located in Leesville, Louisiana, to Merchants & Farmers Bank & Trust Company headquartered in Leesville, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated May 11, 2023. We maintained the loan portfolio and transferred those loans to other nearby banking centers. The sale included total deposits of $16.3 million and a pre-tax gain of $945,000.

Loan Deferrals

Beginning on March 25, 2020, we took proactive measures to help customers impacted by COVID-19 by deferring principal and/or interest payments. As of December 31, 2023, we had deferrals remaining on 930 loans with an aggregate outstanding balance of $341.4 million, although all loans were outside their deferral periods.

In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act, as extended by the Consolidated Appropriations Act of 2021.

Financial Highlights

The financial highlights as of and for the year ended December 31, 2023 include:

•	Total assets of $6.6 billion, a $594.1 million, or 9.9%, increase from December 31, 2022.

•	Total loans held for investment of $5.0 billion, a $386.6 million, or 8.4%, increase from December 31, 2022.

•	Total deposits of $5.2 billion, a $428.4 million, or 8.9%, increase from December 31, 2022.

•	Net income available to common shareholders of $65.6 million, a $12.8 million, or 24.1%, increase from the year ended December 31, 2022.

•	Net interest income of $215.1 million, a $15.6 million, or 7.8%, increase from the year ended December 31, 2022.

•

An allowance for credit losses of 0.88% of total loans held for investment, compared to 0.84% as of December 31, 2022, and a ratio of nonperforming loans to total loans held for investment of 0.34%, compared to 0.25% as of December 31, 2022.

•

Earnings per common share for the year ended December 31, 2023 of $2.62 per basic common share and $2.59 per diluted common share, compared to $2.34 per basic common share and $2.32 per diluted common share for the year ended December 31, 2022.

•	Return to common shareholders on average assets of 1.04% compared to 0.97% for the year ended December 31, 2022.

•	Return to common shareholders on average common equity of 12.36% compared to 11.59% for the year ended December 31, 2022.

•

Capital Ratios included Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.52%, 9.15%, 10.46% and 12.85%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.49%, 8.68%, 10.07% and 12.75% for the year ended December 31, 2022.

•	Book value per common share of $22.58, an increase of 11.5% from $20.25 at December 31, 2022.

Results of Operations for the Years Ended December 31, 2023 and 2022

Performance Summary

For the year ended December 31, 2023, net income available to common shareholders was $65.6 million, or $2.62 per basic common share and $2.59 per diluted common share, compared to net income available to common shareholders of $52.9 million, or $2.34 per basic common share and $2.32 per diluted common share, for the year ended December 31, 2022. Return to common shareholders on average assets increased to 1.04% for the year ended December 31, 2023 from 0.97% for the year ended December 31, 2022. Return to common shareholders on average common equity increased to 12.36% for the year ended December 31, 2023, as compared to 11.59% for the year ended December 31, 2022.

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

For the year ended December 31, 2023, net interest income totaled $215.1 million, and net interest margin and net interest spread were 3.62% and 2.72%, respectively. For the year ended December 31, 2022 net interest income totaled $199.6 million and net interest margin and net interest spread were 3.92% and 3.57%, respectively. The average yield on the loan portfolio was 6.65%, for the year ended December 31, 2023, compared to 5.42% for the year ended December 31, 2022, and the average yield on total interest-earning assets was 5.95% for the year ended December 31, 2023, compared to 4.64% for the year ended December 31, 2022. For the year ended December 31, 2023, overall cost of funds (which includes noninterest-bearing deposits) increased 169 basis points compared to the year ended December 31, 2022, primarily due to the federal reserve continuing to increase rates during the first part of 2023 and full impact of the 2022 increases.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2023, 2022 and 2021, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete interest income over the remaining lives of the respective loans or expected cash flows. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Years Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$4,859,637	$323,327	6.65%	$4,020,436	$218,032	5.42%	$3,037,020	$156,791	5.16%
Securities	898,771	20,125	2.24	956,232	16,503	1.73	870,282	13,520	1.55
Interest-bearing deposits in other banks	180,997	9,875	5.46	115,016	1,579	1.37	104,471	127	0.12
Total interest-earning assets	5,939,405	353,327	5.95	5,091,684	236,114	4.64	4,011,773	170,438	4.25
Allowance for loan losses	(41,665)			(32,093)			(26,132)
Noninterest-earning assets	444,140			413,917			418,029
Total assets	$6,341,880	$353,327		$5,473,508	$236,114		$4,403,670	$170,438
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$3,566,216	$106,908	3.00%	$3,007,882	$24,413	0.81%	$2,604,825	$12,183	0.47%
Subordinated debt	105,369	5,323	5.05	106,054	5,108	4.82	68,183	3,526	5.17
Subordinated debt - trust preferred securities	5,000	430	8.60	5,000	247	4.94	5,000	168	3.36
Bank Term Funding Program	253,706	11,313	4.46	-	-	-	-	-	-
Advances from FHLB	329,726	13,702	4.16	271,025	6,479	2.39	47,325	554	1.17
First National Bankers Bank ("FNBB") Line of Credit	-	-	-	2,500	121	4.84	-	-	-
Other borrowings	21,825	522	2.39	23,197	169	0.73	27,182	123	0.45
Total interest-bearing liabilities	4,281,842	138,198	3.23	3,415,658	36,537	1.07	2,752,515	16,554	0.60
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,412,979			1,539,938			1,196,970
Other liabilities	44,173			37,533			28,493
Total noninterest-bearing liabilities	1,457,152			1,577,471			1,225,463
Shareholders' equity:
Common shareholders' equity	530,956			456,388			425,692
Preferred equity	71,930			23,991			-
Total shareholders' equity	602,886			480,379			425,692
Total liabilities and shareholders' equity	$6,341,880			$5,473,508			$4,403,670
Net interest rate spread (1)			2.72%			3.57%			3.65%
Net interest income		$215,129			$199,577			$153,884
Net interest margin (2)			3.62%			3.92%			3.84%
Overall cost of funds			2.43%			0.74%			0.42%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$55,835	$49,460	$105,295
Securities	(1,287)	4,909	3,622
Interest-bearing deposits in other banks	3,600	4,696	8,296
Total increase in interest income	$58,148	$59,065	$117,213
Interest-bearing liabilities:
Interest-bearing deposits	$16,738	$65,757	$82,495
Subordinated debt	(35)	250	215
Subordinated debt - trust preferred securities	-	183	183
Bank Term Funding Program	11,313	-	11,313
Advances from FHLB	2,439	4,784	7,223
FNBB Line of Credit	-	(121)	(121)
Other borrowings	(33)	386	353
Total increase in interest expense	30,422	71,239	101,661
Increase (decrease) in net interest income	$27,726	$(12,174)	$15,552

	For the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$60,236	$1,005	$61,241
Securities	1,483	1,500	2,983
Interest-bearing deposits in other banks	145	1,307	1,452
Total increase in interest income	$61,864	$3,812	$65,676
Interest-bearing liabilities:
Interest-bearing deposits	$3,271	$8,959	$12,230
Subordinated debt	1,824	(241)	1,583
Subordinated debt - trust preferred securities	-	80	80
Advances from FHLB	5,347	577	5,924
FNBB Line of Credit	120	-	120
Other borrowings	(29)	75	46
Total increase in interest expense	10,533	9,450	19,983
Increase (decrease) in net interest income	$51,331	$(5,638)	$45,693

Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $4.5 million and $10.9 million for the years ended December 31, 2023 and 2022, respectively. The lower provision during the year ended December 31, 2023 compared to 2022 relates primarily to lower loan growth in 2023, as well as improvements in the macroeconomic environment and continued resolution of acquired PCD loans in our portfolio.

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

	For the Years Ended December 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$9,704	$8,272	$1,432
Debit card and ATM fee income	6,590	6,407	183
Bank-owned life insurance income	2,247	1,931	316
Gain on sales of loans	1,972	574	1,398
Loss on sales of investment securities	(2,565)	(48)	(2,517)
Fees and brokerage commissions	7,247	6,964	283
Mortgage origination income	285	532	(247)
Correspondent bank income	456	113	343
Gain on sales of other real estate owned	646	33	613
Loss on sales of other assets	(15)	(717)	702
Gain on sale of banking center	945	-	945
Gain on extinguishment of debt	1,458	-	1,458
Swap Fee Income	964	-	964
Pass-through income from other investments	1,946	1,347	599
Other	4,762	3,902	860
Total noninterest income	$36,642	$29,310	$7,332

Noninterest income for the year ended December 31, 2023 increased $7.3 million, or 25.0%, to $36.6 million compared to noninterest income of $29.3 million for the same period in 2022. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $9.7 million for the year ended December 31, 2023, compared to $8.3 million for the 2022, an increase of $1.4 million, or 17.3%.

Gain on sales of loans. We had gains on sales of loans of $2.0 million in 2023, compared to $574,000 in 2022, an increase of $1.4 million, or 243.6%, primarily due to increased SBA loan sale activity.

Loss on sales of investment securities. We had losses on the sales of investment securities of $2.6 million in 2023, compared to $48,000 in 2022, an additional loss of $2.5 million. During the fourth quarter of 2023, we sold $71.5 million in securities at a loss, with a weighted average book yield of 1.98% and reinvested the funds into high yielding investments with an average book yield of 5.17%, locking in higher yields and keeping consistent, the duration and overall portfolio weighted average life. As of December 31, 2023, we expect to recoup our losses within 1.1 years.

Gain on sales of other real estate owned. We had net gains on the sales or other real estate owned of $646,000 in 2023, compared to $33,000 in 2022, an increase of $613,000. The majority of the gains on sale of other real estate in 2023 resulted from the sale of two properties at a total gain of $511,000.

Loss on sales / disposals of other assets. We had a disposal of former bank premises during 2022 which resulted in a loss of $717,000.

Gain on sale of banking center. We sold a banking center located in Leesville, Louisiana that resulted in a gain of $945,000 during 2023.

Gain on extinguishment of debt. We extinguished $8.9 million in subordinated debt resulting in a gain on the extinguishment of debt of $1.5 million during 2023.

Swap fee income. We had swap fee income from back-to-back interest rate swaps in the amount of $964,000 during 2023.

Other. This category includes a variety of other income producing activities, including wire transfer fees, insurance commissions and credit card income. Other income increased $860,000, or 22.0%, for the year ended December 31, 2023, compared to the same period in 2022.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
	2023	2022	Increase (Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$90,611	$85,222	$5,389
Non-staff expenses:
Occupancy of bank premises	9,518	9,244	274
Depreciation and amortization	6,767	6,853	(86)
Data processing	9,034	8,358	676
FDIC assessment fees	3,645	2,854	791
Legal and professional fees	3,173	2,359	814
Advertising and promotions	4,628	3,949	679
Utilities and communications	2,899	3,193	(294)
Ad valorem shares tax	3,160	3,400	(240)
Directors' fees	1,079	972	107
Other real estate owned expenses and write-downs	687	193	494
Merger and conversion related expenses	236	4,808	(4,572)
Other	21,265	18,004	3,261
Total noninterest expense	$156,702	$149,409	$7,293

Noninterest expense for the year ended December 31, 2023 increased $7.3 million, or 4.9%, to $156.7 million compared to noninterest expense of $149.4 million for the same period in 2022. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $90.6 million for the year ended December 31, 2023, an increase of $5.4 million, or 6.3%, compared to the same period in 2022. The increase was primarily due to additional hires for new positions and our merit increase cycle. As of December 31, 2023, we had 761 full-time equivalent employees, compared to 742 full-time equivalents as of December 31, 2022. Salaries and employee benefits included stock-based compensation expense of $4.4 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively.

Data processing. Data processing fees were $9.0 million and $8.4 million for the years ended December 31, 2023 and 2022, respectively, an increase of $676,000, or 8.1%.

FDIC assessment fees. FDIC assessment fees were $3.6 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, an increase of $791,000, or 27.7%, mainly due to the increased regulatory rates by the FDIC.

Other real estate owned expenses and write-downs. Other real estate owned expenses and write-downs increased to $687,000 compared to $193,000 for the years ended December 31, 2023 and 2022, respectively. An increase of $494,000, or 256.0%, resulted mainly from the write-down of $432,000 on one property that we were holding for future expansion.

Merger and conversion related expenses. Merger and conversion related expenses for the years ended December 31, 2022 was primarily to the acquisition of TCBI in 2022.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $3.3 million, or 18.1%, for the year ended December 31, 2023 compared to the same period in 2022.

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

For the year ended December 31, 2023, income tax expense totaled $19.5 million, an increase of $5.2 million, or 36.3%, compared to $14.3 million for the same period in 2022. For the years ended December 31, 2023 and 2022, our effective tax rates were 21.6% and 20.9%, respectively. Our income tax rate expense increased in 2023 largely due to the Section 291 of the Tax Equity an Fiscal Responsibility Act of 1982 (“TEFRA”) disallowance calculation.

Financial Condition

Our total assets increased $594.1 million, or 9.9%, from $6.0 billion as of December 31, 2022 to $6.6 billion as of December 31, 2023, due primarily from the increases in our loan portfolio, as well as our cash and cash equivalents due to our increase in deposits.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2023, total loans, excluding mortgage loans held for sale, were $5.0 billion, an increase of $386.6 million or 8.4%, compared to $4.6 billion as of December 31, 2022. The increase was primarily due to the growth in our Dallas/Fort Worth metroplex, North Louisiana and New Orleans regions, offset by a reduction in the Bayou region. Additionally, $835,000 and $304,000 in mortgage loans were classified as loans held for sale as of December 31, 2023 and 2022, respectively.

Total loans held for investment as a percentage of deposits were 95.1% and 95.6% as of December 31, 2023 and 2022, respectively. Total loans held for investment as a percentage of assets were 75.8% and 76.9% as of December 31, 2023 and 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2023		As of December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,217,928	44.4%	$2,020,406	43.9%
Construction	669,798	13.4	722,074	15.7
Residential	682,394	13.7	656,378	14.2
Total Real Estate Loans	3,570,120	71.5	3,398,858	73.8
Commercial	1,358,838	27.2	1,153,873	25.0
Consumer and Other	63,827	1.3	53,445	1.2
Total loans held for investment	$4,992,785	100.0%	$4,606,176	100.0%

Real Estate: Commercial loans are extensions of credit secured by owner-occupied and non-owner-occupied collateral. Repayment is generally dependent on the successful operations of the property. General economic conditions may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends. Real estate commercial loans also include farmland loans that can be, or are, used for agricultural purposes. These loans are usually repaid through refinancing, cash flow from the borrower’s ongoing operations, development of the property, or sale of the property.

Real Estate: Commercial loans increased $197.5 million, or 9.8%, to $2.2 billion as of December 31, 2023, from $2.0 billion as of December 31, 2022.

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

Real Estate: Construction loans decreased $52.3 million, or 7.2%, to $669.8 million as of December 31, 2023, from $722.1 million as of December 31, 2022.

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

Real Estate: Residential loans increased $26.0 million, or 4.0%, to $682.4 million as of December 31, 2023, from $656.4 million as of December 31, 2022.

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

Commercial loans increased $205.0 million, or 17.8%, to $1.4 billion as of December 31, 2023, from $1.2 billion as of December 31, 2022.

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

Consumer and other loans increased $10.4 million, or 19.4%, to $63.8 million as of December 31, 2023, from $53.4 million as of December 31, 2022.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$251,365	$1,256,655	$620,029	$89,879	$2,217,928
Construction	325,883	278,039	45,910	19,966	669,798
Residential	79,357	401,852	137,283	63,902	682,394
Total Real Estate Loans	656,605	1,936,546	803,222	173,747	3,570,120
Commercial	520,058	594,274	243,744	762	1,358,838
Consumer and Other	35,971	23,520	4,134	202	63,827
Total loans held for investment	$1,212,634	$2,554,340	$1,051,100	$174,711	$4,992,785

Fixed rate loans:
Real Estate Loans:
Commercial	$156,227	$1,067,124	$450,884	$17,470	$1,691,705
Construction	96,020	187,970	16,388	13,866	314,244
Residential	49,434	344,549	85,731	14,952	494,666
Total Real Estate Loans	301,681	1,599,643	553,003	46,288	2,500,615
Commercial	134,242	331,029	147,388	-	612,659
Consumer and Other	26,867	17,373	3,260	159	47,659
Total fixed rate loans	$462,790	$1,948,045	$703,651	$46,447	$3,160,933

Floating rate loans:
Real Estate Loans:
Commercial	$95,138	$189,531	$169,145	$72,409	$526,223
Construction	229,863	90,069	29,522	6,100	355,554
Residential	29,923	57,303	51,552	48,950	187,728
Total Real Estate Loans	354,924	336,903	250,219	127,459	1,069,505
Commercial	385,816	263,245	96,356	762	746,179
Consumer and Other	9,104	6,147	874	43	16,168
Total floating rate loans	$749,844	$606,295	$347,449	$128,264	$1,831,852

	As of December 31, 2022
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$229,679	$1,024,273	$645,257	$121,197	$2,020,406
Construction	274,027	381,218	59,813	7,016	722,074
Residential	69,444	370,483	157,849	58,602	656,378
Total Real Estate Loans	573,150	1,775,974	862,919	186,815	3,398,858
Commercial	455,809	462,414	235,333	317	1,153,873
Consumer and Other	23,391	24,823	5,021	210	53,445
Total loans held for investment	$1,052,350	$2,263,211	$1,103,273	$187,342	$4,606,176

Fixed rate loans:
Real Estate Loans:
Commercial	$124,261	$885,532	$508,455	$9,339	$1,527,587
Construction	95,358	242,554	35,137	3,674	376,723
Residential	41,512	321,796	96,648	12,341	472,297
Total Real Estate Loans	261,131	1,449,882	640,240	25,354	2,376,607
Commercial	146,321	286,908	164,383	-	597,612
Consumer and Other	15,113	19,147	3,884	164	38,308
Total fixed rate loans	$422,565	$1,755,937	$808,507	$25,518	$3,012,527

Floating rate loans:
Real Estate Loans:
Commercial	$105,418	$138,741	$136,802	$111,858	$492,819
Construction	178,669	138,664	24,676	3,342	345,351
Residential	27,932	48,687	61,201	46,261	184,081
Total Real Estate Loans	312,019	326,092	222,679	161,461	1,022,251
Commercial	309,488	175,506	70,950	317	556,261
Consumer and Other	8,278	5,676	1,137	46	15,137
Total floating rate loans	$629,785	$507,274	$294,766	$161,824	$1,593,649

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $18.8 million and $12.8 million in nonperforming assets as of December 31, 2023 and 2022, respectively. We had $17.1 million in nonperforming loans as of December 31, 2023 compared to $11.4 million as of December 31, 2022. The increase in nonperforming assets from December 31, 2022 to December 31, 2023 is primarily due to the adoption of CECL and the elimination of ASC 310-30 which excluded purchased impaired loans accreting interest income from nonperforming loans.

The following tables present information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$16,943	$11,054	$12,868
Accruing loans 90 or more days past due	127	335	222
Total nonperforming loans	17,070	11,389	13,090
Other nonperforming assets	-	62	-
Other real estate owned:
Commercial real estate, construction, land and land development	1,326	1,199	1,348
Residential real estate	359	173	79
Total other real estate owned	1,685	1,372	1,427
Total nonperforming assets	$18,755	$12,823	$14,517
Ratio of nonperforming loans to total loans held for investment	0.34%	0.25%	0.41%
Ratio of nonperforming assets to total assets	0.28	0.21	0.31
Ratio of nonaccrual loans to total loans held for investment	0.34	0.24	0.40

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$3,280	$2,644	$2,690
Construction	3,543	992	1,341
Residential	7,352	4,080	3,601
Total Real Estate Loans	14,175	7,716	7,632
Commercial	2,395	3,150	5,127
Consumer and Other	373	188	109
Total	$16,943	$11,054	$12,868

As of December 31, 2023, our loan portfolio included 930 loans with an aggregate outstanding balance of $341.4 million that had previously been granted temporary payment deferrals of principal and/or interest due to the effect of the COVID-19 pandemic. As of December 31, 2022, our loan portfolio included 1,164 loans with an aggregate outstanding balance of $425.2 million that had previously been granted temporary payment deferrals. In accordance with FASB and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program are not to be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the CARES Act. Loans under these deferrals remain in their current risk rating and/or past due status through the deferral period. None of these loans are currently in their deferral period at December 31, 2023 and 2022, respectively.

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

The following tables summarize our internal ratings of loans held for investment as of the dates indicated. See Note 7 of the consolidated financial statements for the presentation of loans in their credit quality categories that is in compliance with the CECL standard.

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,188,840	$18,658	$9,163	$1,267	$2,217,928
Construction	661,796	4,087	3,570	345	669,798
Residential	669,391	3,161	9,353	489	682,394
Total Real Estate Loans	3,520,027	25,906	22,086	2,101	3,570,120
Commercial	1,338,339	14,623	5,308	568	1,358,838
Consumer and Other	63,265	100	462	-	63,827
Total	$4,921,631	$40,629	$27,856	$2,669	$4,992,785

	As of December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

Allowance for Credit Losses

We maintain an allowance for credit losses, which includes both our allowance for loan losses and reserves for unfunded commitments, that represents management’s best estimate of the credit losses and risks inherent in the loan portfolio. In determining the allowance for credit losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for credit losses is based on internally assigned risk classifications of loans, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical credit loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Estimates—Allowance for Credit Losses.”

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

As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment. As of December 31, 2022, the allowance for credit losses totaled $38.8 million, or 0.84%, of total loans held for investment. As of December 31, 2021, the allowance for credit losses totaled $29.9 million, or 0.94%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Average loans outstanding	$4,859,637	$4,020,436	$3,037,020
Gross loans held for investment outstanding end of period	$4,992,785	$4,606,176	$3,189,608
Allowance for credit losses at beginning of period	$38,783	$29,936	$22,336
Adoption of ASU 2016-13	5,857	-	-
Provision for credit losses	4,483	10,667	8,559
Charge-offs:
Real Estate:
Commercial	2,049	51	139
Construction	36	16	29
Residential	42	191	169
Total Real Estate	2,127	258	337
Commercial	2,813	2,139	830
Consumer and other	1,489	424	469
Total charge-offs	6,429	2,821	1,636
Recoveries:
Real Estate:
Commercial	26	50	99
Construction	1	25	3
Residential	18	20	39
Total Real Estate	45	95	141
Commercial	672	739	423
Consumer and other	327	167	113
Total recoveries	1,044	1,001	677
Net charge-offs	5,385	1,820	959
Allowance for credit losses at end of period	$43,738	$38,783	$29,936
Ratio of allowance for credit losses to end of period loans held for investment	0.88%	0.84%	0.94%
Ratio of net charge-offs to average loans	0.11	0.05	0.03
Ratio of allowance for credit losses to nonaccrual loans	258.15	350.85	232.64

	For the Years Ended December 31,
	2023		2022		2021
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)
Real estate:
Commercial	$2,023	0.04%	$1	0.00%	$40	0.00%
Construction	35	0.00%	(9)	0.00%	26	0.00%
Residential	24	0.00%	171	0.00%	130	0.01%
Total Real Estate Loans	2,082	0.04%	163	0.00%	196	0.01%
Commercial	2,141	0.05%	1,400	0.04%	407	0.01%
Consumer and Other	1,162	0.02%	257	0.01%	356	0.01%
Total net charge-offs (recoveries)	$5,385	0.11%	$1,820	0.05%	$959	0.03%

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

	For the Years Ended December 31,
	2023		2022		2021
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$17,882	40.9%	$14,922	38.5%	$10,841	36.2%
Construction	8,142	18.6	5,905	15.2	4,772	16.0
Residential	5,662	12.9	5,367	13.8	4,592	15.3
Total real estate	31,686	72.4	26,194	67.5	20,205	67.5
Commercial	11,796	27.0	11,950	30.8	9,077	30.3
Consumer and Other	256	0.6	639	1.7	654	2.2
Total allowance for credit losses	$43,738	100.0%	$38,783	100.0%	$29,936	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2023, the carrying amount of investment securities totaled $879.6 million, a decrease of $11.2 million, or 1.3%, compared to $890.8 million as of December 31, 2022. Securities represented 13.4% and 14.9% of total assets as of December 31, 2023 and 2022, respectively.

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

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,690	$-	$1,451	$16,239
U.S. government agencies	10,258	-	848	9,410
Corporate bonds	49,609	-	5,770	43,839
Mortgage-backed securities	555,148	976	49,814	506,310
Municipal securities	331,273	298	27,798	303,773
Total	$963,978	$1,274	$85,681	$879,571

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$32,783	$-	$2,668	$30,115
U.S. government agencies	50,288	-	2,916	47,372
Corporate bonds	48,475	25	2,496	46,004
Mortgage-backed securities	506,671	267	55,213	451,725
Municipal securities	347,382	11	31,858	315,535
Total	$985,599	$303	$95,151	$890,751

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2023.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio for credit losses. The assessment includes reviewing historical loss data for both our portfolio and similar types of investment securities to develop an estimate for the current securities portfolio. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of December 31, 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,239	0.80%	$-	-%	$-	-%	$16,239	0.80%
U.S. government agencies	-	-%	9,410	0.92%	-	-%	-	-%	9,410	0.92%
Corporate bonds	213	-%	2,390	4.78%	41,236	4.61%	-	-%	43,839	4.60%
Mortgage-backed securities	147	1.28%	46,339	2.06%	191,332	2.68%	268,492	2.73%	506,310	2.65%
Municipal securities	16,766	1.56%	96,739	1.55%	117,092	1.91%	73,176	2.38%	303,773	1.89%
Total	$17,126	1.54%	$171,117	1.63%	$349,660	2.65%	$341,668	2.66%	$879,571	2.43%

	As of December 31, 2022
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$30,115	1.00%	$-	-%	$-	-%	$30,115	1.00%
U.S. government agencies	-	-%	47,372	1.63%	-	-%	-	-%	47,372	1.63%
Corporate bonds	151	-%	2,500	4.08%	43,353	4.49%	-	-%	46,004	4.45%
Mortgage-backed securities	2,458	0.97%	41,738	1.65%	172,301	1.69%	235,228	1.94%	451,725	1.81%
Municipal securities	15,299	1.76%	97,064	1.44%	120,905	1.79%	82,267	2.13%	315,535	1.77%
Total	$17,908	1.64%	$218,789	1.49%	$336,559	2.08%	$317,495	1.99%	$890,751	1.90%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.57 years with an estimated effective duration of 3.81 years as of December 31, 2023.

As of December 31, 2023 and 2022, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.

As of December 31, 2023 and 2022, the Company held other equity securities of $33.9 million and $37.5 million, respectively, comprised mainly of FHLB stock, SBIC’s and financial technology (“Fintech”) fund investments.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2023 were $5.2 billion, an increase of $428.4 million, or 8.9%, compared to $4.8 billion as of December 31, 2022. Total uninsured deposits were $2.0 billion, or 38.9% of deposits as of December 31, 2023 compared to $1.5 billion, or 31.9%, or total deposits as of December 31, 2022. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.

Noninterest-bearing deposits as of December 31, 2023 were $1.3 billion compared to $1.5 billion as of December 31, 2022, a decrease of $250.3 million, or 16.2%.

Average deposits for the year ended December 31, 2023 were $5.0 billion, an increase of $431.4 million, or 9.5%, compared to the year ended December 31, 2022 of $4.5 billion. The average rate paid on total interest-bearing deposits increased over this period from 0.81% for the year ended December 31, 2022 to 3.00% for the year ended December 31, 2023. The increase in average rates was driven by the federal reserve raising interest rates during the years ended December 31, 2023 and 2022. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 2.15% for the year ended December 31, 2023 and 0.54% for the year ended December 31, 2022.

The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$507,782	3.40%	$298,845	1.31%
Negotiable order of withdrawal ("NOW") accounts	468,094	1.33%	536,742	0.30%
Limited access money market accounts and savings	1,441,836	2.77%	1,483,763	0.81%
Certificates and other time deposits > $250k	498,054	4.01%	208,661	1.03%
Certificates and other time deposits < $250k	650,450	3.61%	479,871	0.98%
Total interest-bearing deposits	3,566,216	3.00%	3,007,882	0.81%
Noninterest-bearing demand accounts	1,412,979	-%	1,539,938	-%
Total deposits	$4,979,195	2.15%	$4,547,820	0.54%

The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2023 and 2022 was 28.4% and 33.9%, respectively.

The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2023:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands)
3 months or less	$119,176	$194,474
More than 3 months but less than 6 months	96,520	61,216
More than 6 months but less than 12 months	214,937	167,749
12 months or more	192,703	43,702
Total	$623,336	$467,141

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2023 and 2022, total borrowing capacity of $1.8 billion, for both periods, was available under this arrangement and $211.2 million and $410.1 million, respectively, was outstanding with a weighted average stated interest rate of 3.65% as of December 31, 2023 and 3.88% as of December 31, 2022. Our current longest dated FHLB advance matures within ten years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2023
Amount outstanding at year-end	$211,198
Weighted average stated interest rate at year-end	3.65%
Maximum month-end balance during the year	$517,112
Average balance outstanding during the year	$329,726
Weighted average interest rate during the year	4.16%

December 31, 2022
Amount outstanding at year-end	$410,100
Weighted average stated interest rate at year-end	3.88%
Maximum month-end balance during the year	$534,059
Average balance outstanding during the year	$271,025
Weighted average interest rate during the year	2.39%

Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve launched the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bear a fixed interest rate of 4.38% and mature on March 22, 2024.

The following table presents our Bank Term Funding Program borrowings at the date indicated.

BTFP
(Dollars in Thousands)
December 31, 2023
Amount outstanding at year-end	$300,000
Weighted average stated interest rate at year-end	4.38%
Maximum month-end balance during the year	$428,000
Average balance outstanding during the year	$253,706
Weighted average interest rate during the year	4.46%

Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2023 and 2022 was $25.0 million. These subordinated notes were issued for the purpose of paying off our long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

On March 26, 2021, we issued $52.5 million in subordinated notes. These subordinated notes bear interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2023 and 2022 was $52.5 million. The subordinated notes are redeemable by the Company at its option beginning in 2026.

On April 1, 2021, we consummated the acquisition of SSW. Under the terms of the acquisition, we issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2023 and 2022 was $3.9 million. The subordinated notes are redeemable by the Company at its option beginning in 2026.

On March 1, 2022, we consummated the acquisition of TCBI. As part of the acquisition, we assumed $26.4 million in subordinated debt. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and was callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and was callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $1.1 million and $2.9 million remaining at December 31, 2023 and December 31, 2022, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2023
Amount outstanding at year-end	$99,990
Weighted average stated interest rate at year-end	5.72%
Maximum month-end balance during the year	$110,698
Average balance outstanding during the year	$105,369
Weighted average interest rate during the year	5.05%

December 31, 2022
Amount outstanding at year-end	$110,749
Weighted average stated interest rate at year-end	5.57%
Maximum month-end balance during the year	$111,209
Average balance outstanding during the year	$106,054
Weighted average interest rate during the year	4.82%

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

Federal Funds Purchased Lines of Credit Relationships

We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of December 31, 2023:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000

The following table represents combined Federal Funds Purchased Lines of Credit for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2023
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	0.00%
Maximum month-end balance during the year	$14,622
Average balance outstanding during the year	$474
Weighted average interest rate during the year	1.96%

December 31, 2022
Amount outstanding at year-end	$14,057
Weighted average stated interest rate at year-end	4.50%
Maximum month-end balance during the year	$14,057
Average balance outstanding during the year	$1,970
Weighted average interest rate during the year	1.06%

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2023 and 2022, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Bank Term Funding Program (while available), the Federal Reserve discount window, and overnight advances from the FHLB. As of December 31, 2023 and 2022, we maintained five and six lines of credit, respectively, with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million and $154.0 million as of December 31, 2023 and 2022, respectively. At December 31, 2022, we had $14.1 million outstanding under these lines of credit. There were no funds under these lines of credit outstanding as of December 31, 2023.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $6.3 billion and $5.5 billion for the years ended December 31, 2023 and 2022, respectively.

	For the Years Ended December 31,
	2023	2022
Source of Funds:
Deposits:
Noninterest-bearing	22.3%	28.1%
Interest-bearing	56.2	55.0
Subordinated debt (excluding trust preferred securities)	1.7	1.9
Advances from FHLB	5.2	4.9
Other borrowings	0.4	0.6
Bank Term Funding Program	4.0	-
Other liabilities	0.7	0.7
Shareholders' equity	9.5	8.8
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.0%	72.9%
Securities available for sale	14.2	17.5
Interest-bearing deposits in other banks	2.8	2.1
Other noninterest-earning assets	7.0	7.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	28.4%	33.9%
Average loans to average deposits	97.6	88.4

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 20.9% for the year ended December 31, 2023 compared to the same period in 2022. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.57 years and an effective duration of 3.81 years as of December 31, 2023 and a weighted average life of 4.88 years and an effective duration of 4.09 years as of December 31, 2022.

As of December 31, 2023, we had outstanding $1.2 billion in commitments to extend credit and $45.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had outstanding $1.3 billion in commitments to extend credit and $45.6 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.

As of December 31, 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. We had cash and cash equivalents, including federal funds sold, of $377.2 million and $168.3 million as of December 31, 2023 and 2022, respectively.

Capital Resources

Total shareholders’ equity increased to $644.3 million as of December 31, 2023, compared to $580.5 million as of December 31, 2022, an increase of $63.8 million, or 11.0%. This increase was primarily due to net income available to common shareholders of $65.6 million, other comprehensive income of $7.6 million resulting from the after tax effect of unrealized gains in our investment securities portfolio, and offset by dividends paid on common shares of $12.7 million.

On January 23, 2024, our board of directors declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of February 15, 2024. The dividend was paid on February 28, 2024.

On January 23, 2024, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2023 in the amount of $0.14 per common share to the common shareholders of record as of February 15, 2024. The dividend was paid on February 28, 2024.

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

Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2023 and December 31, 2022, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$754,990	12.85%	$704,840	12.75%
Tier 1 capital (to risk weighted assets)	614,975	10.46%	557,088	10.07%
Common Equity Tier 1 capital (to risk weighted assets)	538,045	9.15%	480,158	8.68%
Tier 1 Leverage capital (to average assets)	614,975	9.52%	557,088	9.49%

b1BANK
Total capital (to risk weighted assets)	$730,117	12.43%	$657,588	11.91%
Tier 1 capital (to risk weighted assets)	686,379	11.69%	618,805	11.20%
Common Equity Tier 1 capital (to risk weighted assets)	686,379	11.69%	618,805	11.20%
Tier 1 Leverage capital (to average assets)	686,379	10.63%	618,805	10.55%

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

FHLB Advances

Advances from the FHLB totaled approximately $211.2 million and $410.1 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, and 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 3.65% and 3.88%, respectively, and mature within ten years. At December 31, 2022, $262.0 million in advances were short term with a rate of 4.55% and none at December 31, 2023.

Bank Term Funding Program (“BTFP”)

On March 12, 2023, the Federal Reserve launched the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bear a fixed interest rate of 4.38% and mature on March 22, 2024.

Contractual Obligations

The following tables summarize contractual obligations and other commitments to make future payments as of December 31, 2023 and 2022 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $211.2 million and $410.1 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 3.65% and 3.88%, respectively, and maturing within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We expect to either refinance the debt or pay it off with additional funding sources of which we have sufficient borrowing capacity as of December 31, 2023. The subordinated debt totaled $100.0 million and $110.7 million as of December 31, 2023 and 2022. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $1.1 million and $2.9 million remaining at December 31, 2023 and December 31, 2022, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of December 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,429	$7,166	$6,426	$5,617	$23,638
Time deposits	1,027,366	238,222	35,490	21	1,301,099
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	111,198	25,000	75,000	211,198
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,885	-	-	-	18,885
Standby and commercial letters of credit	43,704	927	546	-	45,177
Commitments to extend credit	625,521	330,138	106,171	112,477	1,174,307
Total	$2,019,905	$687,651	$191,133	$279,542	$3,178,231

	As of December 31, 2022
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,135	$6,496	$4,247	$4,298	$19,176
Time deposits	601,980	145,606	38,971	20	786,577
Subordinated debt	-	-	8,900	98,927	107,827
Advances from FHLB	262,000	875	147,225	-	410,100
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	20,208	-	-	-	20,208
Standby and commercial letters of credit	18,706	26,468	377	-	45,551
Commitments to extend credit	654,067	342,844	200,971	147,288	1,345,170
Total	$1,561,096	$522,289	$400,691	$255,533	$2,739,609

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

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is sensitivity to movement in interest rates. Our asset and liability management policy provides management with the guidelines for effective interest rate risk management, and we have established a measurement system for monitoring our interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities. Interest rate risk is the potential of economic losses due to interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of the current fair market value of our equity. The objective of interest rate risk management is to measure the effect on net interest income and economic value of equity and to position the balance sheet to minimize the risk of losses and maximize the amount of income without taking on unnecessary earning volatility.

We seek to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business however we may enter into derivatives contracts to hedge interest rate risk if it is appropriate given our risk profile and policy guidelines. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the asset-liability committee (“ALCO”) of b1BANK, in accordance with policies approved by our board of directors. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated into the model as are prepayment assumptions, maturity data and optionality. Deposit assumptions such as repricing betas and non-maturity balance decay rates are also incorporated into the model. Model assumptions are revised and updated on a regular basis as directed by policy, and more frequently if conditions merit. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions, customer behavior, and the application and timing of various management strategies.

On at least a quarterly basis, we run simulation models to calculate potential impacts to net interest income and the economic value of equity. Specific details of the simulations are reflected in policy as directed by ALCO.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2023		2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(5.50%)	(5.59%)	(8.60%)	(5.55%)
+200	(3.20%)	(3.47%)	(5.90%)	(3.65%)
+100	(1.10%)	(1.39%)	(3.50%)	(1.94%)
Base	-%	-%	-%	-%
-100	0.30%	1.40%	(0.70%)	1.76%
-200	0.50%	2.67%	(2.30%)	3.38%

The results of the simulations are primarily driven by the contractual characteristics of all balance sheet instruments and customer behavior.

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

Core Net Income. Core net income available to common shareholders for the year ended December 31, 2023 was $66.3 million, or $2.62 per diluted common share, compared to core net income available to common shareholders of $57.6 million, or $2.52 per diluted common share, for the year ended December 31, 2022. Core net income available to common shareholders for the year ended December 31, 2023 included an adjustment for $2.5 million in losses on sales of securities, $945,000 in a gain on the sale of our Leesville, Louisiana banking center, $1.5 million in a gain on the extinguishment of debt associated with the TCBI acquisition in 2022, which was attributed to the $8.9 million subordinated debt redemption, $236,000 in acquisition-related expenses, and a $432,000 write-down on former bank premises, compared to $48,000 in losses on the sales of securities, $687,000 in insurance reimbursements from storm expenditures, the incurrence of $717,000 in losses attributed to former bank premises and equipment, $5.2 million in acquisition-related expenses and $501,000 million in hurricane repair expenses for the year ended December 31, 2022.

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$353,327	$236,114	$170,438
Core interest income	353,327	236,114	170,438
Interest Expense:
Interest expense	138,198	36,537	16,554
Core interest expense	138,198	36,537	16,554
Provision for Credit Losses:
Provision for credit losses	4,483	10,886	8,047
Core provision expense	4,483	10,886	8,047
Other Income:
Other income	36,642	29,310	35,782
Losses on former bank premises and equipment	-	717	1,010
(Gains) losses on sale of securities	2,565	48	(378)
Insurance reimbursement of storm expenditures	-	(687)	-
Gain on sale of branch	(945)	-	(492)
Gain on extinguishment of debt	(1,458)	-	-
Core other income	36,804	29,388	35,922
Other Expense:
Other expense	156,702	149,409	117,061
Acquisition-related expenses (2)	(236)	(5,178)	(515)
Write-down of former bank premises	(432)	-	-
Occupancy and bank premises - storm repair	-	(501)	(1,556)
Core other expense	156,034	143,730	114,990
Pre-Tax Income:
Pre-tax income	90,586	68,592	64,558
Losses on former bank premises and equipment	-	717	1,010
(Gains) losses on sale of securities	2,565	48	(378)
Insurance reimbursement of storm expenditures	-	(687)	-
Gain on sale of branch	(945)	-	(492)
Gain on extinguishment of debt	(1,458)	-	-
Acquisition-related expenses (2)	236	5,178	515
Write-down of former bank premises	432	-	-
Occupancy and bank premises - storm repair	-	501	1,556
Core pre-tax income	91,416	74,349	66,769
Provision for Income Taxes: (1)
Provision for income taxes	19,543	14,337	12,422
Tax on losses on former bank premises and equipment	-	151	211
Tax on (gains) losses on sale of securities	542	10	(79)
Tax on insurance reimbursement of storm expenditures	-	(144)	-
Tax on gain on sale of branch	(200)	-	(138)
Tax on gain on extinguishment of debt	(308)	-	-
Tax on acquisition-related expenses (2)	21	942	108
Tax on write-down of former bank premises	91	-	-
Tax on occupancy and bank premises - storm repair	-	106	326
Core provision for income taxes	19,689	15,402	12,850
Preferred Dividends
Preferred dividends	5,401	1,350	-
Core preferred dividends	5,401	1,350	-
Net Income Available to Common Shareholders:
Net income available to common shareholders	65,642	52,905	52,136
Losses on former bank premises and equipment , net of tax	-	566	799
(Gains) losses on sale of securities, net of tax	2,023	38	(299)
Insurance reimbursement of storm expenditures, net of tax	-	(543)	-
Gain on sale of branch, net of tax	(745)	-	(354)
Gain on extinguishment of debt, net of tax	(1,150)	-	-
Acquisition-related expenses (2), net of tax	215	4,236	407
Write-down of former bank premises, net of tax	341	-	-
Occupancy and bank premises - storm repair, net of tax	-	395	1,230
Core net income available to common shareholders	$66,326	$57,597	$53,919
Diluted Earnings Per Common Share:
Diluted earnings per common share	$2.59	$2.32	$2.53
Losses on former bank premises and equipment , net of tax	-	0.02	0.04
(Gains) losses on sale of securities, net of tax	0.08	-	(0.02)
Insurance reimbursement of storm expenditures, net of tax	-	(0.02)	-
Gain on sale of branch, net of tax	(0.03)	-	(0.02)
Gain on extinguishment of debt, net of tax	(0.04)	-	-
Acquisition-related expenses (2), net of tax	0.01	0.18	0.02
Write-down of former bank premises, net of tax	0.01	-	-
Occupancy and bank premises - storm repair, net of tax	-	0.02	0.06
Core diluted earnings per common share	$2.62	$2.52	$2.61

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2023	2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$644,259	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	572,329	508,551
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(11,895)	(14,042)
Total tangible common equity	$472,043	$405,966
Common shares outstanding (1)	25,351,809	25,110,313
Book value per common shares (1)	$22.58	$20.25
Tangible book value per common shares (1)	18.62	16.17

(1)

Excludes the dilutive effect, if any, of 217,094 and 184,015 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2023 and 2022, respectively.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2023	2022
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$644,259	$580,481
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	572,329	508,551
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(11,895)	(14,042)
Total tangible common equity	$472,043	$405,966
Tangible Assets
Total Assets	$6,584,550	$5,990,460
Adjustments:
Goodwill	(88,391)	(88,543)
Core deposit and customer intangibles	(11,895)	(14,042)
Total tangible assets	$6,484,264	$5,887,875
Common Equity to Total Assets	8.7%	8.5%
Tangible Common Equity to Tangible Assets	7.3	6.9

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

Acquired Loans

Loans acquired in business combinations are initially recorded at fair value which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Acquired loans are accounted for based upon a determination of whether they were purchased with more-than insignificant amount of credit deterioration (“PCD” loans) or an insignificant amount of credit deterioration (“non-PCD” loans), in either case as compared to origination. In either case, the difference between the estimated fair value of the acquired loan related to non-credit deterioration is treated as an adjustment to the contractual yield and accreted into interest income over the remaining life of the loan.

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio, including unfunded credit commitments. The allowance for credit losses is recorded against outstanding loan balances and unfunded credit commitments and represents an estimate of the expected losses within the portfolio at the end of the relevant reporting period.

As further discussed in the consolidated financial statements in Note 1 – Summary of Significant Accounting Policies, our policies for the allowance for credit losses were modified on January 1, 2023, to reflect the adoption of Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments – Credit Losses.

Management estimates the allowance for credit losses by considering forecast macroeconomic conditions, trends in the portfolio, credit management and underwriting practices and economic conditions affecting our operating footprint. After the forecast period, the Company reverts to long-term historical loss experience on a straight-line basis over a one-year period, adjusted for the composition of the current loan portfolio, to estimate losses over the remaining lives of the portfolio. Development of the estimate is dependent on reported peer losses.

Individual loan loss estimates are generally dependent on the fair value of collateral, as well as estimates of the cost to market and sell collateral associated with an individual loan. These estimates are sensitive specific individual collateral markets and can change significantly based on the specific collateral. To a lesser extent, individual reserve estimates reflect specific loan cash flow amounts, which are dependent on borrower specific repayment expectations.

The results of our estimated allowance for credit losses also incorporate the reserve for unfunded lending commitments. This reserve methodology is similar to the methodology for loans, however, an added estimate of the expected use of unfunded credit commitments is included in the estimate.

Overall, the allowance for credit losses is based upon management’s best estimate using available information at the time. The estimate can be significantly impacted by unexpected changes in the macroeconomic environment, borrower behavior, credit management practices or other relevant credit information.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Business First Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2023, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses is a component of the allowance for credit losses. and was $40.4 million as of December 31, 2023. The allowance for loan losses is estimated utilizing forward-looking expected loss models which consider a variety of factors affecting lifetime credit losses. Loans sharing risk characteristics are grouped into pools to estimate expected credit losses. The Company incorporates forecasted economic scenarios over a reasonable and supportable forecast period, currently one year, which incorporates Company and peer historical losses. Loss estimates also consider qualitative factors affecting credit losses not reflected in the model.

We identified the allowance for loan losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity relating to assumptions used in the model, such as management’s determination of the reasonable and supportable economic forecast and the use of the qualitative factor adjustments. Auditing these assumptions required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●

We obtained an understanding of the Company’s model and process for determining the allowance for loan losses, and evaluated the design and tested the operating effectiveness of controls relating to the allowance for loan losses, including:

o	Controls over the completeness and accuracy of data input into the model used to determine the allowance for loan losses, and

o

Controls over management’s review and approval of the allowance for loan losses, including management’s determination of a reasonable and supportable economic forecast and qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.

●

We evaluated management’s determination of reasonable and supportable economic forecasts, including comparing the factors to independent sources, as well as involving our internal specialists in testing the application of forecasts in the model calculation.

●

We evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework (including substantively testing management’s identification of risks not already incorporated within the model), the application of qualitative factor adjustments within the framework, and the completeness and accuracy of data utilized in development of the qualitative factor adjustments.

●

We evaluated the mathematical accuracy of the allowance for loan losses, including the mathematical application of the reasonable and supportable economic forecasts and qualitative adjustments on the loans sharing risk characteristics grouped into pools.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2019.

Fort Worth, Texas

March 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Business First Bancshares, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Business First Bancshares Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31 2023, and our report dated March 1, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

Fort Worth, Texas

March 1, 2024

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash and Due from Banks	$226,110	$152,740
Federal Funds Sold	151,134	15,606
Securities Available for Sale, at Fair Values (Amortized Cost of $963,978 at December 31, 2023 and $985,599 at December 31, 2022)	879,571	890,751
Mortgage Loans Held for Sale	835	304
Loans and Lease Receivable, Net of Allowance for Loan Losses of $40,414 and $38,178 at December 31, 2023 and 2022, respectively	4,952,371	4,567,998
Premises and Equipment, Net	69,480	63,177
Accrued Interest Receivable	29,916	25,666
Other Equity Securities	33,942	37,467
Other Real Estate Owned	1,685	1,372
Cash Value of Life Insurance	96,478	91,958
Deferred Taxes	27,323	31,194
Goodwill	88,391	88,543
Core Deposit and Customer Intangible	11,895	14,042
Other Assets	15,419	9,642
Total Assets	$6,584,550	$5,990,460

LIABILITIES
Deposits:
Noninterest Bearing	$1,299,090	$1,549,381
Interest Bearing	3,949,700	3,270,964
Total Deposits	5,248,790	4,820,345
Federal Funds Purchased	-	14,057
Securities Sold Under Agreements to Repurchase	18,885	20,208
Bank Term Funding Program	300,000	-
Federal Home Loan Bank Borrowings	211,198	410,100
Subordinated Debt	99,990	110,749
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	14,841	2,092
Other Liabilities	41,587	27,428
Total Liabilities	5,940,291	5,409,979

Commitments and Contingencies (See Notes 19 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued and Outstanding at both December 31, 2023 and 2022	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,351,809 and 25,110,313 Shares Issued and Outstanding at December 31, 2023 and 2022, respectively	25,352	25,110
Additional Paid-in Capital	397,447	393,690
Retained Earnings	216,115	163,955
Accumulated Other Comprehensive Loss	(66,585)	(74,204)
Total Shareholders' Equity	644,259	580,481
Total Liabilities and Shareholders' Equity	$6,584,550	$5,990,460

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest Income:
Interest and Fees on Loans	$323,327	$218,032	$156,791
Interest and Dividends on Non-taxable Securities	4,340	4,131	4,274
Interest and Dividends on Taxable Securities	15,785	12,372	9,246
Interest on Federal Funds Sold and Due From Banks	9,875	1,579	127
Total Interest Income	353,327	236,114	170,438
Interest Expense:
Interest on Deposits	106,908	24,413	12,183
Interest on Borrowings	31,290	12,124	4,371
Total Interest Expense	138,198	36,537	16,554
Net Interest Income	215,129	199,577	153,884
Provision for Credit Losses	4,483	10,886	8,047
Net Interest Income after Provision for Credit Losses	210,646	188,691	145,837
Other Income:
Service Charges on Deposit Accounts	9,704	8,272	6,813
Gain (Loss) on Sales of Securities	(2,565)	(48)	378
Gain on Sales of Loans	1,972	574	10,117
Other Income	27,531	20,512	18,474
Total Other Income	36,642	29,310	35,782
Other Expenses:
Salaries and Employee Benefits	90,611	85,222	65,825
Occupancy and Equipment Expense	20,859	19,367	15,750
Other Expenses	45,232	44,820	35,486
Total Other Expenses	156,702	149,409	117,061
Income Before Income Taxes	90,586	68,592	64,558
Provision for Income Taxes	19,543	14,337	12,422
Net Income	71,043	54,255	52,136
Preferred Stock Dividends	5,401	1,350	-
Net Income Available to Common Shareholders	$65,642	$52,905	$52,136
Earnings Per Common Share:
Basic	$2.62	$2.34	$2.54
Diluted	$2.59	$2.32	$2.53

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Consolidated Net Income	$71,043	$54,255	$52,136

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on AFS Investment Securities	13,006	(93,418)	(14,985)
Unrealized Gain (Loss) on Share of Other Equity Investments	(782)	874	(336)
Reclassification Adjustment for Gains (Losses) on Sales of AFS
Investment Securities Included in Net Income	(2,565)	(48)	378
Income Tax Effect	(2,040)	19,565	3,138
Other Comprehensive Income (Loss)	7,619	(73,027)	(11,805)
Consolidated Comprehensive Income (Loss)	$78,662	$(18,772)	$40,331

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balances at December 31, 2020	$-	$20,621	$299,540	$79,174	$10,628	$409,963
Comprehensive Income:
Net Income	-	-	-	52,136	-	52,136
Other Comprehensive Loss	-	-	-	-	(11,805)	(11,805)
Cash Dividends Declared, $0.46 Per Share	-	-	-	(9,436)	-	(9,436)
Stock Issuance	-	262	3,302	-	-	3,564
Stock Based Compensation Cost	-	97	2,764	-	-	2,861
Surrendered Shares of Options Exercised	-	(105)	(2,887)	-	-	(2,992)
Stock Repurchase	-	(475)	(10,448)	-	-	(10,923)
Balances at December 31, 2021	-	20,400	292,271	121,874	(1,177)	433,368
Comprehensive Income:
Net Income	-	-	-	54,255	-	54,255
Other Comprehensive Loss	-	-	-	-	(73,027)	(73,027)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.48 Per Share	-	-	-	(10,824)	-	(10,824)
Preferred Stock Issuance, Net of Issuance Costs	71,930	-	-	-	-	71,930
Stock Issuance, Net of Issuance Costs	-	4,636	98,899	-	-	103,535
Stock Based Compensation Cost	-	119	3,577	-	-	3,696
Surrendered Shares of Options Exercised	-	(45)	(1,057)	-	-	(1,102)
Balances at December 31, 2022	71,930	25,110	393,690	163,955	(74,204)	580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	71,043	-	71,043
Other Comprehensive Income	-	-	-	-	7,619	7,619
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	-	-	-	(5,401)	-	(5,401)
Cash Dividends Declared on Common Stock, $0.50 Per Share	-	-	-	(12,655)	-	(12,655)
Stock Based Compensation Cost	-	242	3,757	-	-	3,999
Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259

The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Consolidated Net Income	$71,043	$54,255	$52,136
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,483	10,886	8,047
Depreciation and Amortization	4,670	4,818	4,163
Net Accretion of Purchase Accounting Adjustments	(7,615)	(7,949)	(7,122)
Stock Based Compensation Cost	3,999	3,696	2,861
Net Amortization of Securities	4,197	6,005	7,021
(Gain) Loss on Sales of Securities	2,565	48	(378)
Gain on Sale Loans	(671)	(398)	(9,179)
Income on Other Equity Securities	(3,045)	(1,554)	(2,399)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(214)	92	1,404
Increase in Cash Value of Life Insurance	(2,247)	(1,931)	(1,396)
Deferred Income Tax Expense (Benefit)	(2,052)	(1,368)	586
Gain on Sale of Branch	(945)	-	(492)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(4,250)	(3,466)	4,298
(Increase) Decrease in Other Assets	(1,683)	6,075	(3,500)
Increase (Decrease) in Accrued Interest Payable	12,749	519	(1,145)
Increase (Decrease) in Other Liabilities	11,443	(151)	1,538
Net Cash Provided by Operating Activities	92,427	69,577	56,443

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(131,038)	(102,809)	(528,059)
Proceeds from Maturities / Sales of Securities Available for Sale	91,981	38,951	29,945
Proceeds from Paydowns of Securities Available for Sale	53,916	95,019	96,408
Net Cash Received (Paid) in Acquisition	-	163,460	(7,256)
Net Cash Paid in Sale of Branch	(14,506)	-	(13,727)
Purchases of Other Equity Securities	(15,573)	(22,670)	(4,438)
Redemption of Other Equity Securities	21,361	10,327	2,575
Purchase of Life Insurance	(2,273)	(18,000)	(15,928)
Proceeds from Death Benefit of Cash Value of Life Insurance	-	499	1,974
Proceeds from Sale of SBA PPP Loans	-	-	243,607
Net Increase in Loans	(379,073)	(1,070,354)	(431,236)
Net Purchases of Premises and Equipment	(11,648)	(7,781)	(3,971)
Loss on Disposal of Premises and Equipment	-	717	4
Proceeds from Sales of Other Real Estate	1,240	682	7,640
Net (Increase) Decrease in Federal Funds Sold	(135,528)	211,438	(52,892)
Net Cash Used in Investing Activities	(521,141)	(700,521)	(675,354)

(CONTINUED)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Financing Activities:
Net Increase in Deposits	444,780	265,827	480,124
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(1,323)	1,087	(2,704)
Net Increase (Decrease) in Federal Funds Purchased	(14,057)	14,057	-
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(198,902)	327,203	39,022
Net Proceeds on Bank Term Funding Program	300,000	-	-
Net Proceeds (Repayments) from Short Term Borrowings	-	(11)	(5,000)
Net Repayments from Long Term Borrowings	-	-	(6,000)
Proceeds from Issuance of Subordinated Debt	-	-	52,500
Repayment of Subordinated Debt	(8,900)	-	-
Gain on Extinguishment of Debt	(1,458)	-	-
Proceeds from Issuance of Preferred Stock, Net of Issuance Costs	-	71,930	-
Proceeds from Issuance of Common Stock, Net of Issuance Costs	-	48,492	3,564
Surrendered Shares of Options Exercised	-	(1,102)	(2,992)
Repurchase of Common Stock	-	-	(10,923)
Payment of Dividends on Preferred Stock	(5,401)	(1,350)	-
Payment of Dividends on Common Stock	(12,655)	(10,824)	(9,436)
Net Cash Provided by Financing Activities	502,084	715,309	538,155
Net Increase (Decrease) in Cash and Cash Equivalents	73,370	84,365	(80,756)
Cash and Cash Equivalents at Beginning of Period	152,740	68,375	149,131
Cash and Cash Equivalents at End of Period	$226,110	$152,740	$68,375

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$104,811	$23,846	$13,249
Interest on Borrowings	$20,638	$11,953	$4,450
Income Tax Payments	$16,095	$13,550	$15,711

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$10,441	$(93,466)	$(14,607)
Change in the Unrealized Gain (Loss) on Equity Securities	$(782)	$874	$(336)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale and Equity Securities	$(2,040)	$19,565	$3,138
Transfer of Loans to Other Real Estate	$1,339	$719	$1,420
Acquisitions:
Fair Value of Tangible Assets Acquired	$-	$531,510	$1,343
Other Intangible Assets Acquired	-	3,875	4,300
Liabilities Assumed	-	508,991	6
Net Identifiable Assets Acquired Over Liabilities Assumed	$-	$26,394	$5,637

Subordinated Debt Issued as Part of Consideration of Smith Shellnut Wilson	$-	$-	$3,927

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2023 and 2022.

Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2023 and 2022.

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

Loans, including acquired loans

Loans

Loans are stated at principal amounts outstanding, adjusted for deferred fees, costs and fair value adjustments, in the case of acquired loans, less the allowance for loan losses. Interest on loans is accrued daily based on the principal outstanding. Deferred fees, costs and fair value adjustments for acquired loans are recognized as an adjustment to yield over the life of the loan.

Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is reversed from interest income. Subsequent cash receipts on nonaccrual loans are generally accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Prior to January 1, 2023, the Bank classified loans as impaired when it was probable the Bank would be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans

Purchased loans acquired in a business combination are initially recorded at their estimated fair value as of the acquisition date.

Subsequent to acquisition, acquired loans are accounted for based upon a determination of whether they were purchased with more-than insignificant amount of credit deterioration (“PCD”) or an insignificant (“non-PCD”) amount of credit deterioration compared to origination. In either case, the difference between the estimated fair value of the acquired loan related to non-credit deterioration is treated as an adjustment to the contractual yield and accreted into interest income over the remaining life of the loan.

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326). Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments (ASU 2016-13). Prior to the adoption of Financial Instrument – Credit Losses (Topic 324), Measurement of Credit Losses on Financial Instruments, commonly referred to as the Current Expected Credit Loss (“CECL”), ASU 2016-13, acquired performing loans were accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, with the related discount or premium being recognized as an adjustment to yield over the life of the loan and acquired impaired loans were accounted for according to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Under this method, adjustments to cash flows from the original acquisition date estimates were accounted for as adjustments to accretion for these loans.

Allowance for Credit Losses

Allowance for Loan Losses

Effective January 1, 2023, the allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio, including unfunded credit commitments. Upon adoption of the guidance on January 1, 2023, we recognized an $827,000 reduction to retained earnings, after recording the relating deferred tax asset adjustment at our adjusted tax rate.

The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs, inclusive of recoveries. Management evaluates the appropriateness of the allowance for credit losses on a quarterly basis. The allowance considers expected losses for the remaining lives of the applicable assets. The Company subscribes to a third-party service to provide economic forecasts at both the national and state levels, including GDP and unemployment, and other relevant forecasts. National forecasted economic scenarios are considered over a reasonable and supportable forecast period, currently one year, which incorporates Company and peer historical losses. After the forecast period, the Company reverts to long-term historical loss experience on a straight-line basis over a one-year period, adjusted for the composition of the current loan portfolio, to estimate losses over the remaining lives of the portfolio. The economic scenarios are updated at least quarterly and are designed to provide estimates that take into consideration the customer base of our loan portfolio. Loss estimates also consider qualitative factors affecting credit losses not reflected in the model, including trends in the portfolio, credit management and underwriting practices and forecasted economic conditions affecting our operating footprint.

The allowance recorded for credit losses utilizes forward-looking expected loss models to consider a variety of factors affecting lifetime credit losses. These factors include loan and borrower characteristics, such as internal risk ratings, delinquency status, collateral type and available valuation information, and the remaining term of the loan, adjusted for expected prepayments, with loans sharing risk characteristics grouped into pools to estimate expected losses. Where loans do not exhibit similar risk characteristics, an individual analysis is performed to consider expected credit losses. For each loan portfolio, model estimates are adjusted as necessary to consider any relevant qualitative factors that would affect the accuracy of the model. The results of the analysis are evaluated quarterly to confirm the estimates are appropriate for each loan portfolio. Expected credit loss estimates also include consideration of expected cash recoveries on loans previously charged-off, or, expected recoveries on collateral dependent loans where recovery is expected through sale of the collateral.

The allowance recorded for individually evaluated loans is based on an analysis utilizing expected cash flows discounted using the original effective interest rate, the observable market price of the loan, or, when repayment is expected through the sale of collateral, the fair value of the collateral, less selling costs, for collateral-dependent loans.

Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loans acquired with credit deterioration

Beginning January 1, 2023, when a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration (PCD) loans, and those not considered purchased with more-than-insignificant credit deterioration (non-PCD). The allowance established utilizes the same risk factors discussed above for our non-acquired allowance. The allowance established for non-PCD loans is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the acquired loans. Any subsequent increases and decreases in the allowance related to acquired loans are recognized through provision expense, with future charge-offs recorded to the allowance.

Allowance for unfunded credit commitments

The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Therefore business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments, adjusted for an expectation of the actual utilization of the committed credit facility.

Allowance on investment securities

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio for credit losses. The assessment includes reviewing historical loss data for both our portfolio and similar types of investment securities to develop an estimate for the current securities portfolio. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities, and our ability and intent to hold the security over a period of time sufficient to recover its value up to the amortized cost basis. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio.

Based on our assessments, expected credit losses on the investment securities portfolio as of December 31, 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

Prior to the adoption of ASU 2016-13, declines in the fair value of available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Accrued Interest

The Company has elected to exclude accrued interest receivable from the amortized cost basis on its loan and debt securities portfolio. The Company has also elected to not measure an allowance for credit losses on accrued interest for loans held-for-investment or debt securities based on its policy to write off uncollectible interest in a timely manner. For loans, this occurs when a loan is placed on nonaccrual status. Generally, for loans, such elections are made no later than 90 days after a loan has become past due, although certain loans accrue interest after 90 days based on management’s evaluation of the borrower’s ability to continue making contractual payments. For debt securities, the elections are made based solely on management’s evaluation of the ability of the security issuer, and any relevant entities, to continue making contractual payments. Such write-offs are recognized as a reduction of interest income. Accrued interest receivable for the loan and securities portfolio is included within Accrued Interest Receivable in the Consolidated Balance Sheets.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2023 and 2022, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2020. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

As described in Note 16, the Company has issued stock options, stock grants and restricted stock awards which incorporate stock-based compensation. The Company has adopted a fair value-based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. Forfeitures are recognized as they occur.

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

Advertising

The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2023, 2022 and 2021, the Company expensed costs of $4.6 million, $3.9 million and $2.7 million, respectively.

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

Accounting Standards Adopted in 2023

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

Upon adoption of the guidance on  January 1, 2023, the Company recognized an $827,000 reduction to retained earnings, after recording the related deferred tax asset adjustment at our effective tax rate. The Company and b1BANK are subject to various regulatory capital requirements.  Although the federal banking regulatory agencies have provided relief for an initial capital decrease at adoption of the CECL standard, the Company did not opt into the relief as the impact of adoption was not significant to the Company’s regulatory capital.

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

Accounting Standards Not Yet Adopted

ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the rate reconciliation for federal, state and foreign income taxes. In addition, the updates also require more details about reconciling items in the rate reconciliation in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for the Company starting January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

Note 2 – Reclassifications –

Certain reclassifications  may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2023.

Specifically for the adoption of CECL, prior to January 1, 2023, the allowance for credit losses was established based on an incurred loss model. Upon adoption of ASU 2016-13 (i.e. ASC 326), certain loan classification and segmentation categories were changed to align with the requirements of the standard and more effectively model the CECL estimate. The updated CECL segmentation is reflected in the disclosures beginning January 1, 2023. Results from periods prior to January 1, 2023 are presented using the previously applicable GAAP.

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

The Company has recorded approximately $236,000 and $5.2 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the years ended December 31, 2023 and 2022, respectively.

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

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$71,043	$54,255	$52,136
Less: Preferred Stock Dividends	5,401	1,350	-
Net Income Available to Common Shares	$65,642	$52,905	$52,136
Denominator:
Weighted Average Common Shares Outstanding	25,079,106	22,633,478	20,502,249
Dilutive Effect of Stock Options and Restricted Stock Awards	217,094	184,015	132,032
Weighted Average Dilutive Common Shares	25,296,200	22,817,493	20,634,281

Basic Earnings Per Common Share From Net Income Available to Common Shares	$2.62	$2.34	$2.54

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$2.59	$2.32	$2.53

Note 5 – Cash and Due From Bank –

The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2023 and 2022.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Securities –

The amortized cost and fair values of securities available for sale as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$17,690	$-	$1,451	$16,239
U.S. Government Agencies	10,258	-	848	9,410
Corporate Securities	49,609	-	5,770	43,839
Mortgage-Backed Securities	555,148	976	49,814	506,310
Municipal Securities	331,273	298	27,798	303,773
Total Securities Available for Sale	$963,978	$1,274	$85,681	$879,571

	December 31, 2022
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$32,783	$-	$2,668	$30,115
U.S. Government Agencies	50,288	-	2,916	47,372
Corporate Securities	48,475	25	2,496	46,004
Mortgage-Backed Securities	506,671	267	55,213	451,725
Municipal Securities	347,382	11	31,858	315,535
Total Securities Available for Sale	$985,599	$303	$95,151	$890,751

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of securities with gross unrealized losses and fair values at December 31, 2023 and 2022, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$16,239	$1,451	$16,239	$1,451
U.S. Government Agencies	-	-	9,410	848	9,410	848
Corporate Securities	7,529	362	36,106	5,408	43,635	5,770
Mortgage-Backed Securities	21,436	895	375,891	48,919	397,327	49,814
Municipal Securities	8,013	63	270,467	27,735	278,480	27,798
Total Securities Available for Sale	$36,978	$1,320	$708,113	$84,361	$745,091	$85,681

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$9,702	$374	$20,413	$2,294	$30,115	$2,668
U.S. Government Agencies	24,405	595	22,967	2,321	47,372	2,916
Corporate Securities	19,564	1,359	6,385	1,137	25,949	2,496
Mortgage-Backed Securities	115,692	7,473	324,043	47,740	439,735	55,213
Municipal Securities	143,035	10,206	131,944	21,652	274,979	31,858
Total Securities Available for Sale	$312,398	$20,007	$505,752	$75,144	$818,150	$95,151

As of December 31, 2023, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors.  Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis.  Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair values of securities available for sale as of December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Less Than One Year	$17,287	$17,126
One to Five Years	181,791	171,117
Over Five to Ten Years	384,160	349,660
Over Ten Years	380,740	341,668
Total Securities Available for Sale	$963,978	$879,571

Securities available for sale with a fair value of $629.7 million and $482.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, accrued interest receivable on securities was $4.7 million and $4.4 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.

There were $9,000 and $593,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2022 and 2021, respectively, and none for the year ended December 31, 2023. There were $2.6 million, $57,000 and $215,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2023, 2022 and 2021, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Equity Securities and VIEs

The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $14.8 million and $19.7 million, respectively, at December 31, 2023 and 2022. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2023 and 2022. The Company also has investments of $302,000 in TIB National Association, $562,000 in Bankers Insurance, LLC, and $2.2 million in First National Banker’s Bank at both December 31, 2023 and 2022. The Company also had an investment in Senior Housing Crime Prevention Foundation stock of $501,000 at December 31, 2022. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.

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

Small Business Investment Companies (“SBIC”) and financial technology (“Fintech”) funds at December 31, 2023 and 2022 are summarized below.

	December 31,
	2023	2022
	(Dollars in thousands)

McLarty Capital Partners SBIC, L.P.	$457	$878
McLarty Capital Partners SBIC II, L.P.	2,520	2,437
Firmament Capital Partners SBIC III, L.P.	1,870	1,787
Firmament Capital Partners SBIC IV, L.P.	493	-
Bluehenge Capital Secured Debt SBIC, L.P.	3,220	3,934
Bluehenge Capital Secured Debt SBIC II, L.P.	1,146	296
New Louisiana Agnel Fund 2, LLC	49	49
Pharos Capital Partners IV-A, L.P.	457	356
Valesco Fund II, LP	1,227	1,147
Valesco Fund III, LP	37	-
GP Capital Partners, LP	624	277
BankTech Ventures, LP	284	77
Jam Fintop BankTech, LP	531	340
Ledyard Capital Managers, LLC	769	928
Mendon Ventures Banktech Fund I, LP	1,308	896
Castle Creek Launchpad Fund I, LP	607	211
Work America Capital Fund I, LP	425	629
	$16,024	$14,242

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Loans and the Allowance for Loan Losses –

Loans receivable at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Real estate loans:
Commercial	$2,217,928	$2,020,406
Construction	669,798	722,074
Residential	682,394	656,378
Total real estate loans	3,570,120	3,398,858
Commercial	1,358,838	1,153,873
Consumer and other	63,827	53,445
Total loans held for investment	4,992,785	4,606,176

Less:
Allowance for loan losses	(40,414)	(38,178)
Net loans	$4,952,371	$4,567,998

The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2023 and 2022. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ discount window as of December 31, 2023.

Net deferred loan origination fees were $12.6 million and $13.1 million at December 31, 2023 and 2022, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2023 and 2022, overdrafts of $2.2 million and $2.0 million, respectively, have been reclassified to loans.

The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $723.5 million and $683.3 million at December 31, 2023 and 2022, respectively. The Company has servicing rights of $1.1 million and $1.7 million recorded at December 31, 2023 and 2022, respectively, which are recorded within other assets.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Portfolio Segment

Real Estate: Commercial loans are extensions of credit secured by owner-occupied and non-owner-occupied collateral. Repayment is generally dependent on the successful operations of the property. General economic conditions  may impact the performance of these types of loans, including fluctuations in the value of real estate, vacancy rates, and unemployment trends. Real estate commercial loans also include farmland loans that can be, or are, used for agricultural purposes. These loans are usually repaid through refinancing, cash flow from the borrower’s ongoing operations, development of the property, or sale of the property.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, as of December 31, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2023
	(Dollars in thousands)
	Real Estate:	Real Estate:	Real Estate:		Consumer
	Commercial	Construction	Residential	Commercial	and Other	Total
Allowance for Loan Losses:
Beginning Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Adoption of ASU 2016-13	4,823	933	(365)	(2,483)	(248)	2,660
Beginning Balance After Adoption	19,525	6,701	4,989	9,238	385	40,838
Charge-offs	(2,049)	(36)	(42)	(2,813)	(1,489)	(6,429)
Recoveries	26	1	18	672	327	1,044
Provision (Recovery)	174	(70)	520	3,327	1,010	4,961
Ending Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414

Reserve for Unfunded Credit Commitments:
Beginning Balance	$220	$137	$13	$229	$6	$605
Adoption of ASU 2016-13	116	2,113	190	657	121	3,197
Beginning Balance After Adoption	336	2,250	203	886	127	3,802
Provision (Recovery)	(130)	(704)	(26)	486	(104)	(478)
Ending Balance	$206	$1,546	$177	$1,372	$23	$3,324

Total Allowance for Credit Losses	$17,882	$8,142	$5,662	$11,796	$256	$43,738

Included within the above allowance are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	December 31, 2023		January 1, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real estate loans:
Commercial	$883	$-	$3,008	$1,915
Construction	2,334	513	1,424	513
Residential	1,533	-	1,558	3
Total real estate loans	4,750	513	5,990	2,431
Commercial	-	-	6,096	1,779
Consumer and other	-	-	-	-
Total	$4,750	$513	$12,086	$4,210

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of December 31, 2023:

	December 31, 2023
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2023	$228,902	$-	$84	$-	$-	$228,986	$-
Originated in 2022	751,649	1,909	-	-	-	753,558	-
Originated in 2021	427,269	6,103	492	-	-	433,864	357
Originated in 2020	151,848	3,551	8	-	-	155,407	-
Originated in 2019	149,946	5,556	372	932	-	156,806	1,447
Originated Prior to 2019	379,503	1,313	7,970	335	-	389,121	245
Revolving	99,723	226	237	-	-	100,186	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,188,840	$18,658	$9,163	$1,267	$-	$2,217,928	$2,049

Real Estate: Construction
Originated in 2023	$131,617	$-	$-	$-	$-	$131,617	$-
Originated in 2022	322,032	647	62	-	-	322,741	-
Originated in 2021	85,438	2,601	1,229	-	-	89,268	-
Originated in 2020	22,515	31	16	-	-	22,562	-
Originated in 2019	19,402	-	1,675	-	-	21,077	1
Originated Prior to 2019	20,180	413	588	345	-	21,526	35
Revolving	60,612	395	-	-	-	61,007	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$661,796	$4,087	$3,570	$345	$-	$669,798	$36

Real Estate: Residential
Originated in 2023	$76,662	$-	$-	$-	$-	$76,662	$-
Originated in 2022	170,229	433	410	14	-	171,086	-
Originated in 2021	98,329	-	708	-	-	99,037	11
Originated in 2020	68,281	386	520	57	-	69,244	1
Originated in 2019	54,902	1,112	1,061	119	-	57,194	22
Originated Prior to 2019	97,716	1,230	6,000	299	-	105,245	7
Revolving	103,252	-	654	-	-	103,906	1
Revolving Loans Converted to Term	20	-	-	-	-	20	-
Total Real Estate: Residential	$669,391	$3,161	$9,353	$489	$-	$682,394	$42

Commercial
Originated in 2023	$303,160	$1,439	$709	$-	$-	$305,308	$-
Originated in 2022	267,678	698	1,196	-	-	269,572	247
Originated in 2021	136,291	5,483	928	16	-	142,718	25
Originated in 2020	48,990	448	921	42	-	50,401	49
Originated in 2019	21,137	584	640	231	-	22,592	1,632
Originated Prior to 2019	61,166	3,843	341	251	-	65,601	658
Revolving	499,642	2,128	573	28	-	502,371	202
Revolving Loans Converted to Term	275	-	-	-	-	275	-
Total Commercial	$1,338,339	$14,623	$5,308	$568	$-	$1,358,838	$2,813

Consumer and Other
Originated in 2023	$11,245	$-	$-	$-	$-	$11,245	$8
Originated in 2022	7,219	-	27	-	-	7,246	78
Originated in 2021	3,372	-	55	-	-	3,427	29
Originated in 2020	1,850	-	88	-	-	1,938	11
Originated in 2019	2,359	-	40	-	-	2,399	18
Originated Prior to 2019	18,280	-	92	-	-	18,372	61
Revolving	18,814	100	160	-	-	19,074	1,284
Revolving Loans Converted to Term	126	-	-	-	-	126	-
Total Consumer and Other	$63,265	$100	$462	$-	$-	$63,827	$1,489

Total Loans	$4,921,631	$40,629	$27,856	$2,669	$-	$4,992,785	$6,429

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the credit quality indicators, disaggregated by loan segment, as of December 31, 2022 (prior to the adoption of ASU 2016-13):

	December 31, 2022
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,972,611	$35,054	$10,478	$2,263	$2,020,406
Construction	716,071	3,496	2,157	350	722,074
Residential	643,763	3,780	7,925	910	656,378
Total Real Estate Loans	3,332,445	42,330	20,560	3,523	3,398,858
Commercial	1,137,555	6,646	6,960	2,712	1,153,873
Consumer and Other	53,041	-	404	-	53,445
Total	$4,523,041	$48,976	$27,924	$6,235	$4,606,176

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

As of December 31, 2023 and 2022, loan balances outstanding more than 90 days past due and still accruing interest amounted to $127,000 and $335,000, respectively. As of December 31, 2023 and 2022, loan balances outstanding on nonaccrual status amounted to $16.9 million and $11.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

The following tables provide an analysis of the aging of loans and leases as of December 31, 2023 and December 31, 2022. For the year ended December 31, 2022, past due and nonaccrual loan amounts exclude acquired impaired loans, even if contractually past due or if the Company does not expect to receive payment in full, as prior to the adoption of CECL, the Company accreted interest income over the expected life of the loans. With the adoption of CECL and deconstruction of acquired impaired accounting, those amounts are no longer excluded for the period ended December 31, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aged Analysis of Past Due Loans Receivable

	December 31, 2023
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$240	$536	$2,954	$3,730	$2,214,198	$2,217,928	$44
Construction	279	1,320	3,198	4,797	665,001	669,798	-
Residential	1,792	1,207	4,058	7,057	675,337	682,394	20
Total Real Estate Loans	2,311	3,063	10,210	15,584	3,554,536	3,570,120	64
Commercial	1,101	71	1,622	2,794	1,356,044	1,358,838	52
Consumer and Other	280	252	188	720	63,107	63,827	11
Total	$3,692	$3,386	$12,020	$19,098	$4,973,687	$4,992,785	$127

	December 31, 2022
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,491	$210	$1,681	$3,382	$2,017,024	$2,020,406	$98
Construction	320	41	638	999	721,075	722,074	-
Residential	1,590	423	1,781	3,794	652,584	656,378	-
Total Real Estate Loans	3,401	674	4,100	8,175	3,390,683	3,398,858	98
Commercial	1,183	1,934	2,186	5,303	1,148,570	1,153,873	222
Consumer and Other	295	28	182	505	52,940	53,445	15
Total	$4,879	$2,636	$6,468	$13,983	$4,592,193	$4,606,176	$335

The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2023 and 2022, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASU 2016-13, the Company eliminated the pooling of purchased impaired credit loans. As a result, $7.0 million of purchased credit deterioration loans were recognized as non-accrual loans as of January 1, 2023. The following table presents non-accrual loans by segment as of December 31, 2023, January 1, 2023, and December 31, 2022, respectively.

	December 31,	January 1,	December 31,
	2023	2023	2022
	(Dollars in thousands)
Real Estate Loans:
Commercial	$3,280	$5,847	$2,644
Construction	3,543	2,421	992
Residential	7,352	6,518	4,080
Total Real Estate Loans	14,175	14,786	7,716
Commercial	2,395	3,045	3,150
Consumer and Other	373	257	188
Total	$16,943	$18,088	$11,054

Accrued interest receivable of $4.2 million and $5.4 million was outstanding as of December 31, 2023, and December 31, 2022, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.

At December 31, 2023 and December 31, 2022, accrued interest receivable on loans was $25.2 million and $21.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

Note 8 – Premises and Equipment –

Bank premises and equipment at December 31, 2023 and 2022 consist of the following:

	2023	2022
	(Dollars in thousands)
Land	$7,545	$7,831
Buildings and Leasehold Improvements	56,513	52,167
Furniture and Equipment	35,252	33,913
Right of Use Asset	20,836	17,477
Total Bank Premises and Equipment	120,146	111,388
Less: Accumulated Depreciation	(50,666)	(48,211)
Total Bank Premises and Equipment, net	$69,480	$63,177

The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $4.7 million, $4.8 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Goodwill and Other Intangible Assets –

Goodwill was recorded as a result of acquisitions. The carrying amount of goodwill as of December 31, 2023 and 2022 was $88.4 million and $88.5 million, respectively. In 2023, goodwill was reduced by $153,000 due to the sale of the Leesville branch. In 2022, the increase of $28.6 million in goodwill was the result of the acquisition of TCBI. The Company performed the required annual goodwill impairment test as of October 1, 2023. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2023.

Core deposit and customer intangible assets were acquired in conjunction with the business combinations. A summary of the core deposit and customer intangible assets as of December 31, 2023 and 2022 is as follows:

	2023	2022
	(Dollars in thousands)
Gross Carrying Amount	$21,100	$17,225
Adjustment for Sale of Branch	(50)	-
Acquired in TCBI Acquisition	-	3,875
Less: Accumulated Amortization	(9,155)	(7,058)
Net Carrying Amount	$11,895	$14,042

Amortization expense on the core deposit and customer intangible assets totaled approximately $2.1 million, $2.0 million and $1.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)
2024	$2,093
2025	1,885
2026	1,816
2027	1,816
2028	1,539
Thereafter	2,746
Total Core Deposit and Customer Intangible	$11,895

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Deposits –

Deposit accounts at December 31, 2023 and 2022 are summarized as follows:

	2023	2022
	(Dollars in thousands)
Noninterest Bearing - DDA	$1,299,090	$1,549,381
Noninterest Bearing Deposits	1,299,090	1,549,381
Interest Bearing - DDA	502,077	455,117
NOW and Super NOW Accounts	496,845	579,789
Money Market Accounts	1,425,808	1,136,597
Savings Accounts	223,871	312,884
Certificates of Deposit Over $250,000	623,336	279,781
Other Certificates of Deposit	677,763	506,796
Interest Bearing Deposits	3,949,700	3,270,964
Total Deposits	$5,248,790	$4,820,345

Approximately 79.0% of certificates of deposit as of December 31, 2023 have stated maturity dates during 2024 and the remaining 21.0% have stated maturity dates during 2025 and beyond.

At December 31, 2023 and 2022, total deposits for the top three customer relationships was approximately $168.3 million and $168.9 million, respectively, which represented 3.2% and 3.5% of total deposits, respectively. Brokered and reciprocal deposits were approximately $1.0 billion and $550.2 million at December 31, 2023 and 2022, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $145.9 million and $131.9 million at December 31, 2023 and 2022, respectively. Other public fund deposits were approximately $511.6 million and $504.1 million at December 31, 2023 and 2022, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Borrowings –

The Bank had outstanding advances from the FHLB of $211.2 million and $410.1 million at December 31, 2023 and 2022, respectively, consisting of:

One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at December 31, 2023 and December 31, 2022 was $35.3 million and $47.2 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.

One fixed rate loan of $875,000 at both December 31, 2023, and December 31, 2022, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 3.72% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.

One fixed rate loan of $25.0 million at December 31, 2023, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.

One fixed rate loan of $100.0 million at December 31, 2022, with interest at 3.53% paid monthly. Principal is due at maturity in October 2027. This advance had put options beginning in October 2023 and was paid off in October 2023.

One short term, seven-day, fixed rate loan of $262.0 million at December 31, 2022, with interest at 4.55%. Principal and interest was due, paid and renewed, at maturity in January 2023. This loan was rolled into the $230.0 million short term, overnight, fixed rate loan outstanding at March 31, 2023, which was paid off during the second quarter of 2023.

These advances are collateralized by the Company’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $1.8 billion at December 31, 2023 with unused availability for advances and letters of credit of approximately $1.2 billion.

The Company has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2023 and 2022 were $145.0 million and $154.0 million, respectively. The Company purchased $14.1 million on these lines at December 31, 2022 and was not in a purchased position on these lines at December 31, 2023.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 12, 2023, the Federal Reserve launched the Bank Term Funding Program (“BTFP”), which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bear a fixed interest rate of 4.38% and mature on March 22, 2024.

In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2023 and 2022 was $25.0 million. The subordinated notes were issued for the purpose of paying off the long term advance and line of credit with FNBB, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.

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

On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028, and was callable beginning April 11, 2023. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028, and was callable beginning December 13, 2023. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023 by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $1.1 million and $2.9 million fair value adjustment, respectively, as of December 31, 2023 and 2022.

Note 12 – Securities Sold Under Agreements to Repurchase –

At December 31, 2023 and 2022, the Bank had sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities have coupon rates ranging from 0.9% to 8.0% and maturity dates ranging from 2025 to 2041. The related liability to repurchase these securities was $18.9 million and $20.2 million at December 31, 2023 and 2022, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes –

The consolidated provision (credit) for income taxes consists of the following at December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
Provision for Current Taxes - Federal	$17,491	$12,969	$13,008
Provision (Credit) for Deferred Taxes	2,052	1,368	(586)
Total Provision for Income Taxes	$19,543	$14,337	$12,422

The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
Federal Statutory Income Tax	$19,023	$14,404	$13,557
Tax Exempt Income	(188)	(690)	(815)
Stock Based Compensation	197	16	(220)
Goodwill Write-off for Branch Sale	32	-	35
Other - Net	479	607	(135)
Total Provision for Income Taxes	$19,543	$14,337	$12,422

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the deferred tax assets and liabilities are as follows:

	2023	2022
	(Dollars in thousands)
State NOL	$2,885	$2,285
State NOL Valuation Allowance	(2,885)	(2,285)
Net Operating Loss Carryforward	583	1,700
Unrealized Loss on Securities	17,835	20,040
Acquired Loans Fair Market Value Adjustment	2,596	5,705
Allowance for Loan Losses	8,539	8,067
Lease Liability	4,472	3,731
Deferred Compensation	2,231	1,589
Stock Awards	1,277	1,135
Other	1,156	940
Deferred Tax Assets	38,689	42,907

Right of Use Asset	4,402	3,693
Core Deposit Intangible	2,513	2,967
Depreciation	2,409	2,512
Acquired Securities Difference in Basis	1,209	1,477
Other	833	1,064
Deferred Tax Liabilities	11,366	11,713
Net Deferred Tax Asset	$27,323	$31,194

The Company acquired certain deferred tax attributes and liabilities as a result of a merger during 2015, including a net operating loss (“NOL”) carryforward of $287,000 and alternative minimum tax (“AMT”) credit carryforwards of $984,000. The Company is limited in the amount it may deduct against current taxable income each year. As of December 31, 2023 the NOL carryforward was $28,737 and expires in 2033. The AMT credit carryforward was exhausted in 2019. Additionally, the Company acquired certain deferred tax attributes and liabilities as a result of the 2022 TCBI acquisition, including a federal NOL carryforward of $8.8 million and a federal charitable contribution carryforward of $229,000. The amount of the NOL carryforward the Company is allowed to deduct against current taxable income each year is limited, and the Company may not offset more than 80% of taxable income in any year. As of December 31, 2023, the NOL and charitable contribution carryforward was $2.7 million to be carried forward indefinitely until utilized.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Accumulated Other Comprehensive Income (Loss) –

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022:

	2023	2022
	(Dollars in thousands)
Unrealized Gains (Losses) on AFS Investment Securities and Equity Method Investments:
Balance at Beginning of Year	$(74,204)	$(1,177)
Other Comprehensive Income (Loss) on AFS Investment Securities
Before Reclassifications - Net of Tax	10,258	(73,679)
Other Comprehensive Income (Loss) on Equity Method Investments - Net of Tax	(616)	690
Reclassification Adjustment for Gains (Losses) on Sale of AFS Investment Securities
Realized - Net of Tax	(2,023)	(38)
Other Comprehensive Income (Loss)	7,619	(73,027)
Balance at End of Year	$(66,585)	$(74,204)

Note 15 – Shareholders’ Equity and Regulatory Matters –

Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.50 per share and $0.48 per share for the years ended December 31, 2023 and 2022, respectively, based upon quarterly financial performance. The Company paid full quarterly preferred stock dividends totaling $75.00 per share for the year ended December 31, 2023 and, $18.75 per share for the year ended December 31, 2022, following issuance of the preferred stock on September 1, 2022.

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

On May 23, 2023, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program expired on December 31, 2023. The stock repurchase program did not obligate the Company to repurchase any shares of its common stock. The Company did not repurchase any shares under this plan.

Preferred Stock

On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock are entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $75.00 per share and $18.75 per share were paid during the years ended December 31, 2023 and 2022, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2023 and 2022, the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, each of the Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the years ended December 31, 2023 and 2022, each of the Company and the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2023 and 2022.

Business First Bancshares, Inc. (Consolidated)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$754,990	12.85%	$470,215	8.00%	$587,769	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	614,975	10.46%	352,661	6.00%	470,215	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	538,045	9.15%	264,496	4.50%	382,050	6.50%
Tier 1 Leveraged Capital (to Average Assets)	614,975	9.52%	258,407	4.00%	323,008	5.00%

December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$704,840	12.75%	$442,391	8.00%	$552,988	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	557,088	10.07%	331,793	6.00%	442,391	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	480,158	8.68%	248,845	4.50%	359,442	6.50%
Tier 1 Leveraged Capital (to Average Assets)	557,088	9.49%	234,859	4.00%	293,574	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
b1BANK	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$730,117	12.43%	$469,751	8.00%	$587,188	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	686,379	11.69%	352,313	6.00%	469,751	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	686,379	11.69%	264,235	4.50%	381,672	6.50%
Tier 1 Leveraged Capital (to Average Assets)	686,379	10.63%	258,203	4.00%	322,754	5.00%

December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$657,588	11.91%	$441,833	8.00%	$552,292	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	618,805	11.20%	331,375	6.00%	441,833	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	618,805	11.20%	248,531	4.50%	358,989	6.50%
Tier 1 Leveraged Capital (to Average Assets)	618,805	10.55%	234,679	4.00%	293,348	5.00%

Note 16 – Stock Based Compensation –

Equity Incentive Plan

The Company previously granted options to its employees under its 2006 Stock Option Plan which expired on December 22, 2016. On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. During the year ended December 31, 2022, Company shareholders approved an additional 400,000 shares to be reserved for future awards under the Plan. In addition, the number of shares issuable under the Plan were increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of Company common stock upon the TCBI acquisition on March 1, 2022. In total, the Plan has reserved 1,043,908 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2023, 745,620 awards have been granted under the Plan and 298,288 shares of common stock remain available for grant.

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

During the years ended December 31, 2023, 2022 and 2021, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2023, 2022 and 2021, respectively, the Company recognized $4.7 million, $4.3 million and $2.6 million in compensation costs related to restricted stock awards. At December 31, 2023, 2022 and 2021, respectively, unrecognized share-based compensation associated with these awards totaled $3.4 million, $3.7 million and $2.4 million. The $3.7 million of unrecognized share-based compensation at December 31, 2023 is expected to be recognized over a weighted average period of 2.0 years.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Balance, at Beginning of Period	131,624	$24.45	94,245	$21.60	53,756	$24.49
Granted	280,101	20.29	141,646	26.34	111,687	20.73
Forfeited	(2,738)	19.51	(6,709)	27.13	(989)	24.11
Earned and Issued	(177,951)	16.97	(97,558)	24.20	(70,209)	22.43
Balance, at End of Period	231,036	$21.43	131,624	$24.45	94,245	$21.60

Stock Grants

During the years ended December 31, 2022 and 2021, the Company issued a total of 11,700 and 7,301 shares of common stock, respectively, to non-employee directors as compensation for their board service. There were 2,442 shares issued during the year ended December 31, 2023 to employees. The shares were issued with weighted average grant date fair values of $20.48 per shares for the year ended December 31, 2023, $23.08 per share for the year ended December 31, 2022, and $23.35 per share for the year ended December 31, 2021. The total stock-based compensation expense was determined based upon the market value of the Company’s common stock at the grant date applied to the total number of shares granted. These grants resulted in an expense of $50,000 for the year ended December 31, 2023 and director fees expense of $120,000 and $276,000 for the years ended December 31, 2022 and 2021, respectively.

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

The Company used the Black-Scholes option pricing model to estimate the calculated value of the various share-based awards for the year ended December 31, 2023.

The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2023		2022		2021
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding Options, at Beginning of Period	130,924	$18.59	113,547	$17.06	385,300	$14.67
Granted	-	-	143,908	22.01	-	-
Exercised	(7,500)	17.11	(67,060)	19.93	(261,753)	13.62
Forfeited or Expired	(2,816)	22.38	(59,471)	22.45	(10,000)	15.00
Outstanding Options, at End of Period	120,608	$18.59	130,924	$18.59	113,547	$17.06
Exercisable, at End of Period	111,032	$18.24	118,958	$18.18	113,547	$17.06

At December 31, 2023, options for 111,032 shares at a weighted average exercise price of $18.24 were vested and exercisable. The aggregate intrinsic value of both exercisable and outstanding awards at December 31, 2023 and 2022 is $731,000 and $472,000 with a weighted average remaining contractual life of 1.9 years and 2.9 years, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Employee Benefit Plans –

Defined Contribution Plan

The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $2.4 million, $2.3 million and $1.8 million and is included in salaries and employee benefits for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Compensation

The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2023 and 2022, the Company had recorded accrued liabilities of $3.5 million and $3.0 million, respectively. The expense related to the deferred compensation agreements was $586,000, $507,000 and $408,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 18 – Other Income and Expenses –

An analysis of Other Income is as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
Debit Card and ATM Fee Income	$6,590	$6,407	$6,199
Cash Value of Life Insurance Income	2,247	1,931	1,396
Fees and Brokerage Commissions	7,247	6,964	5,015
Pass-Through Income from SBIC Partnerships	1,946	1,347	2,615
Gain on Extinguishment of Debt	1,458	-	-
Gain on Sale of Branch	945	-	492
Swap Fee Income	964	-	-
Other	6,134	3,863	2,757
Total Other Income	$27,531	$20,512	$18,474

An analysis of Other Expenses is as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(Dollars in thousands)
Advertising and Promotions	$4,628	$3,949	$2,712
Communications	2,290	2,561	1,976
Ad Valorem Shares Tax	3,160	3,400	2,499
Data Processing Fees	9,034	8,358	8,137
Directors' Fees	1,079	972	790
Insurance	2,028	1,655	1,091
Legal and Professional Fees	3,173	2,359	2,679
Office Supplies and Printing	1,215	1,159	1,131
Regulatory Assessments	4,119	3,124	2,440
Taxes and Licenses	299	61	120
Merger and Conversion Costs	236	4,808	515
Other	13,971	12,414	11,396
Total Other Expenses	$45,232	$44,820	$35,486

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.2 billion and standby and commercial letters of credit of approximately $45.2 million at December 31, 2023. As discussed in Note 7, we have a reserve for unfunded loan commitments of $3.3 million and $605,000 at December 31, 2023 and 2022, respectively.

Note 20 – Concentrations of Credit –

The majority of the Bank’s business activities are with customers in the Bank’s market area, which consists primarily of Louisiana, the Dallas / Fort Worth, Texas metroplex, and Houston, Texas. The majority of such customers are depositors of the Bank. The concentrations of credit by type of loan are shown in Note 7. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank’s legal lending limits. Most of the Bank’s credits are to individuals and businesses secured by real estate. A substantial portion of their ability to pay on their debt is dependent on the local economy and industries in the areas.

Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $2.0 billion and $1.8 billion, which accounted for 39.8% and 39.7% of total loans held for investment at December 31, 2023 and 2022, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $669.8 million and $722.1 million, respectively; these loans represented 13.4% and 15.7% of total loans held for investment at December 31, 2023 and 2022, respectively.

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Note 21 – Leases –

The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $5.6 million, $4.9 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had a weighted average lease term of 6.5 years and 6.0 years and a weighted average discount rate of 3.24% and 2.63% as of December 31, 2023 and 2022, respectively.

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2024	$4,429
2025	3,693
2026	3,473
2027	3,362
2028	3,064
2029 and Thereafter	5,617
Total Future Minimum Lease Payments	23,638
Less Imputed Interest	(2,474)
Present Value of Lease Liabilities	$21,164

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Commitments –

SBIC Capital Commitment

The SBIC is a program initiated by the U.S. Small Business Administration ("SBA") in 1958 to assist in the funding of small business loans. The program is a joint venture between investors with venture capital, the SBA, and small business borrowers. Investors are responsible for funding the first portion of the capital requirements, with the remaining requirement being funded by the SBA. The funds are then lent to small business borrowers.

The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (“McLarty”), McLarty Capital Partners SBIC II, L.P. (“McLarty II”), Firmament Capital Partners SBIC III, L.P. (“Firmament III”), Firmament Capital Partners SBIC IV, L.P. (“Firmament IV”), Bluehenge Capital Secured Debt SBIC, L.P. (“Bluehenge”), Bluehenge Capital Secured Debt SBIC II, L.P. (“Bluehenge II”), New Louisiana Angel Fund 2, LLC (“New Louisiana”) and Pharos Capital Partners IV-A, L.P. (“Pharos”). As part of the TCBI acquisition, the Bank acquired investments in and committed to invest further in Bluehenge Capital Secured Debt SBIC, L.P. (included with prior Bluehenge investments), Valesco Fund II, LP (“Valesco II”), Valesco Fund III, LP (“Valesco III”), and GP Capital Partners, LP (“GP Capital”). Details of these commitments at December 31, 2023 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
McLarty	$2,000	$1,802	$198
McLarty II	2,500	2,222	278
Firmament III	2,500	1,873	627
Firmament IV	2,500	517	1,983
Bluehenge	2,500	2,312	188
Bluehenge II	2,500	1,188	1,312
New Louisiana	50	50	-
Pharos	1,000	495	505
Valesco II	1,000	795	205
Valesco III	2,000	119	1,881
GP Capital	1,000	636	364
	$19,550	$12,009	$7,541

Fintech Fund Commitment

The Company has agreed to invest in certain Fintech funds. As part of the TCBI acquisition, the Company acquired investments in and committed to invest further in any remaining unfunded capital commitments in Work America Capital Fund I, LP and SBRE I, LLC. During the year ended December 31, 2022, SBRE I, LLC was fully redeemed. Details of these commitments at December 31, 2023 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
BankTech Ventures, LP	$500	$235	$265
Jam Fintop BankTech, LP	1,000	508	492
Ledyard Capital Managers, LLC	1,000	1,000	-
Mendon Ventures Banktech Fund I, LP	1,500	1,355	145
Castle Creek Launchpad Fund I, LP	1,500	682	818
Work America Capital Fund I, LP	700	700	-
	$6,200	$4,480	$1,720

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank Letters of Credit

The Bank had outstanding letters of credit on behalf of others from the FHLB of $301.7 million and $173.7 million at December 31, 2023 and 2022, respectively. The outstanding letters of credit as of December 31, 2023 are as follows:

Twelve letters of credit totaling $93.2 million expire in January 2024.

Four letters of credit totaling $162.7 million expire in February 2024.

One letter of credit of $403,000 expires in March 2024.

Eleven letters of credit totaling $28.9 million expire in April 2024.

Nine letters of credit totaling $7.1 million expire in May 2024.

Two letters of credit totaling $4.6 million expire in June 2024.

Two letters of credit totaling $3.4 million expire in August 2024.

One letter of credit of $251,000 expires in September 2024.

Two letters of credit totaling $675,000 expire in November 2024.

One letter of credit of $329,000 expires in December 2024.

Note 23 – Related Party Transactions –

In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $19.5 million and $66.8 million at December 31, 2023 and 2022, respectively.

Related party deposits totaled $51.2 million and $58.0 million as of December 31, 2023 and 2022, respectively.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2023 and 2022. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Available for Sale:
U.S. Treasury Securities	$16,239	$-	$16,239	$-
U.S. Government Agency Securities	9,410	-	9,410	-
Corporate Securities	43,839	-	35,871	7,968
Mortgage-Backed Securities	506,310	-	506,310	-
Municipal Securities	303,773	-	282,926	20,847
Loans Held for Sale	835	-	835	-
Total	$880,406	$-	$851,591	$28,815

December 31, 2022
Available for Sale:
U.S. Treasury Securities	$30,115	$-	$30,115	$-
U.S. Government Agency Securities	47,372	-	47,372	-
Corporate Securities	46,004	-	27,004	19,000
Mortgage-Backed Securities	451,725	-	451,725	-
Municipal Securities	315,535	-	280,767	34,768
Loans Held for Sale	304	-	304	-
Total	$891,055	$-	$837,287	$53,768

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation  may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the year ended  December 31, 2023.

	Municipal	Corporate
	Securities	Bonds
	(Dollars in thousands)

Balance at December 31, 2022	$34,768	$19,000
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(2,228)	(1,532)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	(1,798)	-
Transfers Into Level 3	-	-
Transfers Out of Level 3	(9,895)	(9,500)
Balance at December 31, 2023	$20,847	$7,968

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at  December 31, 2023.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
December 31, 2023
Municipal Securities	$20,847	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	7,968	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%

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

The fair value of the impaired/individually evaluated loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 3 assets measured using appraisals from external parties of the collateral less any prior liens and adjusted for estimated selling costs.  Adjustments may be made by management based on a customized internally developed discounting matrix.   Repossessed assets are initially recorded at fair value less estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Assets:
Impaired/Individually Evaluated Loans	$4,750	$-	$-	$4,750
Other Nonperforming Assets	1,685	-	-	1,685
Total	$6,435	$-	$-	$6,435

December 31, 2022
Assets:
Impaired Loans	$16,816	$-	$-	$16,816
Other Nonperforming Assets	1,434	-	-	1,434
Total	$18,250	$-	$-	$18,250

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2023 and 2022 are as follows:

	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Financial Assets:
Cash and Short-Term Investments	$377,244	$377,244	$377,244	$-	$-
Securities	879,571	879,571	-	850,756	28,815
Loans Held for Sale	835	835	-	835	-
Loans - Net	4,952,371	4,849,503	-	-	4,849,503
Cash Value of BOLI	96,478	96,478	-	96,478	-
Other Equity Securities	33,942	33,942	-	-	33,942
Total	$6,340,441	$6,237,573	$377,244	$948,069	$4,912,260

Financial Liabilities:
Deposits	$5,248,790	$5,243,326	$-	$-	$5,243,326
Borrowings	635,073	613,464	-	613,464	-
Total	$5,883,863	$5,856,790	$-	$613,464	$5,243,326

December 31, 2022
Financial Assets:
Cash and Short-Term Investments	$168,346	$168,346	$168,346	$-	$-
Securities	890,751	890,751	-	836,983	53,768
Loans Held for Sale	304	304	-	304	-
Loans - Net	4,567,998	4,443,577	-	-	4,443,577
Cash Value of BOLI	91,958	91,958	-	91,958	-
Other Equity Securities	37,467	37,467	-	-	37,467
Total	$5,756,824	$5,632,403	$168,346	$929,245	$4,534,812

Financial Liabilities:
Deposits	$4,820,345	$4,810,263	$-	$-	$4,810,263
Borrowings	560,114	544,564	-	544,564	-
Total	$5,380,459	$5,354,827	$-	$544,564	$4,810,263

Note 25 – Litigation and Contingencies –

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

Note 26 – Subsequent Events –

The Company acquired Waterstone LSP, LLC ("Waterstone") on January 31, 2024.  Waterstone works with community banks and small business owners to implement and manage the SBA's loan programs.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27 – Financial Statements – Parent Company Only –

The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:

BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Dollars in thousands)

	2023	2022
Assets:
Cash	$12,382	$35,684
Investment in Subsidiaries	714,971	641,491
Fintech Funds	3,924	3,080
Goodwill	5,704	5,704
Income Taxes Receivable	10,840	8,739
Other Assets	1,610	1,794
Total Assets	$749,431	$696,492

Liabilities:
Accrued Interest Payable	$-	$80
Subordinated Debt	99,990	110,749
Subordinated Debt - Trust Preferred Securities	5,155	5,155
Other Liabilities	27	27
Total Liabilities	105,172	116,011

Shareholders' Equity:
Preferred Stock	71,930	71,930
Common Stock	25,352	25,110
Additional Paid-in Capital	397,447	393,690
Retained Earnings	216,115	163,955
Accumulated Other Comprehensive Income (Loss)	(66,585)	(74,204)
Total Shareholders' Equity	644,259	580,481
Total Liabilities and Shareholders' Equity	$749,431	$696,492

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands)

	2023	2022	2021
Income:
Dividend Income From Subsidiaries	$13,000	$10,000	$13,000
Interest Income	19	13	5
Other Income	1,147	43	-
Expenses:
Interest Expense	5,753	5,477	3,793
Other Operating Expenses	6,102	6,097	4,374
Income (Loss) Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	2,311	(1,518)	4,838
Income Tax Benefit	(2,059)	(2,400)	(1,916)
Income Before Equity in Undistributed Net Income of Subsidiaries	4,370	882	6,754
Equity in Undistributed Net Income of Subsidiaries	66,673	53,373	45,382
Net Income	71,043	54,255	52,136
Preferred Stock Dividends	5,401	1,350	-
Net Income Available to Common Shareholders	$65,642	$52,905	$52,136

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information.

(a)	Not applicable

(b)

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 23, 2024, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 11.  Executive Compensation.

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 23, 2024, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 23, 2024, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 23, 2024, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 14.  Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 23, 2024, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023. The Independent Registered Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Fort Worth, TX.

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

4.3

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed by Business First Bancshares, Inc. on March 2, 2023).

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

10.19 +

Change in Control Agreement, dated October 29, 2019, between Business First Bancshares, Inc. and Keith Mansfield (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.20 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.21 +

Change in Control Agreement, dated June 23, 2022, between Business First Bancshares, Inc. and Saundra Strong (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by Business First Bancshares, Inc. on May 4, 2023).

10.22 +

Supplemental Executive Retirement Plan Participation Agreement, dated as of April 27, 2023, between b1BANK and Saundra Strong (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by Business First Bancshares, Inc. on May 4, 2023).

21.1	List of subsidiaries of Business First Bancshares, Inc.*

23.1	Consent of FORVIS, LLP*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

BUSINESS FIRST BANCSHARES, INC.

March 1, 2024	By:	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2024.

Signature		Title	Date

By:	/s/ David R. Melville, III	President, Chief Executive Officer and Director	March 1, 2024
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 1, 2024
	Gregory Robertson	(Principal Financial Officer)

By	/s/ James J. Buquet, III	Director	March 1, 2024
James J. Buquet, III

By:	/s/ Carol M. Calkins	Director	March 1, 2024
Carol M. Calkins

By:	/s/ Ricky D. Day	Director	March 1, 2024
Ricky D. Day

By:	/s/ John Ducrest	Director	March 1, 2024
John Ducrest

By:	/s/ Mark P. Folse	Director	March 1, 2024
Mark P. Folse

By:	/s/ J. Vernon Johnson	Director	March 1, 2024
J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	March 1, 2024
Rolfe H. McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 1, 2024
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 1, 2024
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 1, 2024
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director	March 1, 2024
Arthur J. Price

By:	/s/ Aimee Quirk	Director	March 1, 2024
Aimee Quirk

By:	/s/ Kenneth Smith	Director	March 1, 2024
Kenneth Smith

By:	/s/ Keith A. Tillage	Director	March 1, 2024
Keith A. Tillage

By:	/s/ Steven G. White	Director	March 1, 2024
Steven G. White