Form 10-Q
period 2024-03-31
Business First Bancshares, Inc.
filed 2024-05-02
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38447
_______________________________________________________________________
BUSINESS FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 26, 2024, the issuer has outstanding 25,485,273 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and Due from Banks	$185,906	$226,110
Federal Funds Sold	211,292	151,134
Securities Available for Sale, at Fair Values (Amortized Cost of $963,726 at March 31, 2024 and $963,978 at December 31, 2023)	872,903	879,571
Mortgage Loans Held for Sale	77	835
Loans and Lease Receivable, Net of Allowance for Loan Losses of $41,165 at March 31, 2024 and $40,414 at December 31, 2023	5,047,674	4,952,371
Premises and Equipment, Net	68,716	69,480
Accrued Interest Receivable	29,326	29,916
Other Equity Securities	34,940	33,942
Other Real Estate Owned	1,339	1,685
Cash Value of Life Insurance	100,056	96,478
Deferred Taxes	26,800	27,323
Goodwill	91,527	88,391
Core Deposit and Customer Intangible	11,372	11,895
Other Assets	13,630	15,419
Total Assets	$6,695,558	$6,584,550
LIABILITIES
Deposits:
Noninterest Bearing	$1,295,050	$1,299,090
Interest Bearing	4,277,700	3,949,700
Total Deposits	5,572,750	5,248,790
Securities Sold Under Agreements to Repurchase	17,207	18,885
Bank Term Funding Program	-	300,000
Federal Home Loan Bank Borrowings	308,206	211,198
Subordinated Debt	99,933	99,990
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	3,930	14,841
Other Liabilities	39,498	41,587
Total Liabilities	6,046,524	5,940,291

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both March 31, 2024 and December 31, 2023, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,485,383 and 25,351,809 Shares Issued and Outstanding at March 31, 2024 and December 31, 2023, respectively	25,485	25,352
Additional Paid-in Capital	398,511	397,447
Retained Earnings	224,742	216,115
Accumulated Other Comprehensive Loss	(71,634)	(66,585)
Total Shareholders' Equity	649,034	644,259
Total Liabilities and Shareholders' Equity	$6,695,558	$6,584,550
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Interest Income:
Interest and Fees on Loans	$85,947	$73,768
Interest and Dividends on Non-taxable Securities	1,074	1,065
Interest and Dividends on Taxable Securities	4,525	3,717
Interest on Federal Funds Sold and Due From Banks	4,465	942
Total Interest Income	96,011	79,492
Interest Expense:
Interest on Deposits	38,029	18,928
Interest on Borrowings	6,451	7,815
Total Interest Expense	44,480	26,743
Net Interest Income	51,531	52,749
Provision for Credit Losses	1,186	3,222
Net Interest Income after Provision for Credit Losses	50,345	49,527
Other Income:
Service Charges on Deposit Accounts	2,439	2,281
Loss on Sales of Securities	(1)	(1)
Gain on Sales of Loans	139	611
Other Income	6,809	5,497
Total Other Income	9,386	8,388
Other Expenses:
Salaries and Employee Benefits	25,416	23,176
Occupancy and Equipment Expense	5,357	5,001
Other Expenses	11,749	10,502
Total Other Expenses	42,522	38,679
Income Before Income Taxes	17,209	19,236
Provision for Income Taxes	3,639	4,211
Net Income	13,570	15,025
Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shareholders	$12,220	$13,675
Earnings Per Common Share:
Basic	$0.49	$0.55
Diluted	$0.48	$0.54
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Consolidated Net Income	$13,570	$15,025

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(6,417)	8,001
Unrealized Gain (Loss) on Share of Other Equity Investments	14	(134)
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	1	1
Income Tax Effect	1,353	(1,662)
Other Comprehensive Income (Loss)	(5,049)	6,206
Consolidated Comprehensive Income	$8,521	$21,231
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	15,025	-	15,025
Other Comprehensive Income	-	-	-	-	6,206	6,206
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,042)	-	(3,042)
Stock Based Compensation Cost	-	210	987	-	-	1,197
Balances at March 31, 2023	$71,930	$25,320	$394,677	$173,761	$(67,998)	$597,690

Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	13,570	-	13,570
Other Comprehensive Loss	-	-	-	-	(5,049)	(5,049)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,593)	-	(3,593)
Stock Based Compensation Cost	-	133	1,064	-	-	1,197
Balances at March 31, 2024	$71,930	$25,485	$398,511	$224,742	$(71,634)	$649,034
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Consolidated Net Income	$13,570	$15,025
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,186	3,222
Depreciation and Amortization	1,153	1,187
Net Accretion of Purchase Accounting Adjustments	(319)	(2,540)
Stock Based Compensation Cost	1,197	1,197
Net Amortization of Securities	634	1,160
Loss on Sales of Securities	1	1
Gain on Sale of Loans	(24)	(161)
Income on Other Equity Securities	(509)	(420)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(63)	(209)
Increase in Cash Value of Life Insurance	(578)	(524)
Deferred Income Tax Expense	1,876	1,073
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	590	220
Decrease in Other Assets	1,994	2,386
Increase (Decrease) in Accrued Interest Payable	(10,911)	1,421
Decrease in Other Liabilities	(2,194)	(100)
Net Cash Provided by Operating Activities	7,603	22,938

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(24,333)	(30,236)
Proceeds from Maturities / Sales of Securities Available for Sale	7,663	6,625
Proceeds from Paydowns of Securities Available for Sale	16,287	17,258
Net Cash Paid in Acquisition	(3,279)	-
Purchases of Other Equity Securities	(713)	(11,351)
Redemption of Other Equity Securities	238	12,365
Purchase of Life Insurance	(3,000)	(2,273)
Net Increase in Loans	(94,879)	(192,107)
Net Purchases of Premises and Equipment	(389)	(2,075)
Proceeds from Sales of Other Real Estate	409	1,026
Net Increase in Federal Funds Sold	(60,158)	(88,644)
Net Cash Used in Investing Activities	(162,154)	(289,412)
(CONTINUED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	323,960	(14,167)
Net Decrease in Securities Sold Under Agreements to Repurchase	(1,678)	(3,539)
Net Increase in Federal Funds Purchased	-	565
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	97,008	(14,966)
Net Proceeds (Repayments) on Bank Term Funding Program	(300,000)	310,000
Payment of Dividends on Preferred Stock	(1,350)	(1,350)
Payment of Dividends on Common Stock	(3,593)	(3,042)
Net Cash Provided by Financing Activities	114,347	273,501
Net Increase (Decrease) in Cash and Cash Equivalents	(40,204)	7,027
Cash and Cash Equivalents at Beginning of Period	226,110	152,740
Cash and Cash Equivalents at End of Period	$185,906	$159,767

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$38,852	$18,015
Interest on Borrowings	$16,539	$7,307
Income Tax Payments	$-	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(6,416)	$8,002
Change in the Unrealized Gain (Loss) on Equity Securities	$14	$(134)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$1,353	$(1,662)
Transfer of Loans to Other Real Estate	$-	$810
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its two direct, wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC, and Waterstone LSP, LLC ("Waterstone"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2023.
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
Accounting Standards Adopted in Current Period
None
Accounting Standards Not Yet Adopted
ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the rate reconciliation for federal, state and foreign income taxes. In addition, the updates also require more details about reconciling items in the rate reconciliation in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for the Company starting January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.
Note 2– Reclassifications –
Certain reclassifications may have been made to conform to reporting in 2024. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3– Mergers and Acquisitions –
Waterstone, LSP, LLP

On January 31, 2024, the Company consummated the acquisition, through b1BANK, of Waterstone LSP, LLC (“Waterstone”), headquartered in Katy, Texas. Upon consummation of the acquisition, the Company paid $3.3 million in cash to the former owners of Waterstone. As part of the acquisition, the Company recorded $3.1 million in goodwill.
The Company has recorded approximately $715,000 and $236,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2024, and year ended December 31, 2023, respectively.
Note 4– Earnings per Common Share –
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

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$13,570	$15,025
Less: Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shares	$12,220	$13,675
Denominator:
Weighted Average Common Shares Outstanding	25,127,187	24,979,955
Dilutive Effect of Stock Options and RSAs	302,007	242,353
Weighted Average Dilutive Common Shares	25,429,194	25,222,308

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.49	$0.55

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.48	$0.54

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of March 31, 2024, and December 31, 2023 are summarized as follows:

	March 31, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,676	$-	$1,460	$16,216
U.S. Government Agencies	10,235	-	858	9,377
Corporate Securities	49,453	12	5,292	44,173
Mortgage-Backed Securities	563,406	446	52,235	511,617
Municipal Securities	322,956	62	31,498	291,520
Total Securities Available for Sale	$963,726	$520	$91,343	$872,903

	December 31, 2023
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,690	$-	$1,451	$16,239
U.S. Government Agencies	10,258	-	848	9,410
Corporate Securities	49,609	-	5,770	43,839
Mortgage-Backed Securities	555,148	976	49,814	506,310
Municipal Securities	331,273	298	27,798	303,773
Total Securities Available for Sale	$963,978	$1,274	$85,681	$879,571
The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,216	$1,460	$16,216	$1,460
U.S. Government Agencies	-	-	9,377	858	9,377	858
Corporate Securities	7,675	218	35,458	5,074	43,133	5,292
Mortgage-Backed Securities	112,492	1,025	375,877	51,210	488,369	52,235
Municipal Securities	19,761	193	261,986	31,305	281,747	31,498
Total Securities Available for Sale	$139,928	$1,436	$698,914	$89,907	$838,842	$91,343

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,239	$1,451	$16,239	$1,451
U.S. Government Agencies	-	-	9,410	848	9,410	848
Corporate Securities	7,529	362	36,106	5,408	43,635	5,770
Mortgage-Backed Securities	21,436	895	375,891	48,919	397,327	49,814
Municipal Securities	8,013	63	270,467	27,735	278,480	27,798
Total Securities Available for Sale	$36,978	$1,320	$708,113	$84,361	$745,091	$85,681
As of March 31, 2024, and December 31, 2023, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of March 31, 2024, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$24,719	$24,324
One to Five Years	181,104	168,917
Over Five to Ten Years	377,532	341,398
Over Ten Years	380,371	338,264
Total Securities Available for Sale	$963,726	$872,903
Securities available for sale with a fair value of $612.2 million and $629.7 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of March 31, 2024, and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, accrued interest receivable on securities was $3.7 million and $4.7 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,215,889	$2,217,928
Construction	662,013	669,798
Residential	717,007	682,394
Total Real Estate Loans	3,594,909	3,570,120
Commercial	1,426,957	1,358,838
Consumer and Other	66,973	63,827
Total Loans Held for Investment	5,088,839	4,992,785

Less:
Allowance for Loan Losses	(41,165)	(40,414)
Net Loans	$5,047,674	$4,952,371
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2024 and December 31, 2023. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of March 31, 2024, and December 31, 2023.
Net deferred loan origination fees were $12.8 million and $12.6 million at March 31, 2024 and December 31, 2023, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2024 and December 31, 2023, overdrafts of $4.5 million and $2.2 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $693.0 million and $723.5 million at March 31, 2024 and December 31, 2023, respectively. The Company had servicing rights of $928,000 and $1.1 million recorded as of March 31, 2024, and December 31, 2023, respectively, and is recorded within other assets.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth, as of March 31, 2024, and December 31, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2024
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Charge-offs	16	(49)	(71)	1	(430)	(533)
Recoveries	5	-	3	40	93	141
Provision (Recovery)	83	(58)	616	(98)	600	1,143
Ending Balance	$17,780	$6,489	$6,033	$10,367	$496	$41,165

Reserve for Unfunded Loan Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	57	(213)	(24)	209	14	43
Ending Balance	$263	$1,333	$153	$1,581	$37	$3,367

Total Allowance for Credit Losses	$18,043	$7,822	$6,186	$11,948	$533	$44,532

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$14,702	$5,768	$5,354	$11,721	$633	$38,178
Adoption of ASU 2016-13	4,823	933	(365)	(2,483)	(248)	2,660
Beginning Balance After Adoption	19,525	6,701	4,989	9,238	385	40,838
Charge-offs	(2,049)	(36)	(42)	(2,813)	(1,489)	(6,429)
Recoveries	26	1	18	672	327	1,044
Provision (Recovery)	174	(70)	520	3,327	1,010	4,961
Ending Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414

Reserve for Unfunded Loan Commitments:
Beginning Balance	$220	$137	$13	$229	$6	$605
Adoption of ASU 2016-13	116	2,113	190	657	121	3,197
Beginning Balance After Adoption	336	2,250	203	886	127	3,802
Provision (Recovery)	(130)	(704)	(26)	486	(104)	(478)
Ending Balance	$206	$1,546	$177	$1,372	$23	$3,324

Total Allowance for Credit Losses	$17,882	$8,142	$5,662	$11,796	$256	$43,738
Included within the above allowance, in the tables above, are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	March 31, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,719	$38	$883	$-
Construction	5,345	569	2,334	513
Residential	1,500	-	1,533	-
Total Real Estate Loans	8,564	607	4,750	513
Commercial	-	-	-	-
Consumer and Other	-	-	-	-
Total	$8,564	$607	$4,750	$513

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of March 31, 2024, and December 31, 2023:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2024	$59,026	$-	$-	$-	$-	$59,026	$-
Originated in 2023	231,816	-	82	-	-	231,898	-
Originated in 2022	741,590	17,577	-	-	-	759,167	-
Originated in 2021	406,928	14,704	490	-	-	422,122	-
Originated in 2020	131,068	3,514	189	-	-	134,771	3
Originated Prior to 2020	513,710	10,803	2,591	1,235	-	528,339	(19)
Revolving	79,679	644	243	-	-	80,566	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,163,817	$47,242	$3,595	$1,235	$-	$2,215,889	$(16)

Real Estate: Construction
Originated in 2024	$34,427	$-	$-	$-	$-	$34,427	$-
Originated in 2023	138,845	241	419	-	-	139,505	7
Originated in 2022	272,528	-	706	-	-	273,234	9
Originated in 2021	77,592	-	3,594	-	-	81,186	33
Originated in 2020	37,257	-	16	-	-	37,273	-
Originated Prior to 2020	32,672	444	2,284	345	-	35,745	-
Revolving	60,247	396	-	-	-	60,643	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$653,568	$1,081	$7,019	$345	$-	$662,013	$49

Real Estate: Residential
Originated in 2024	$19,660	$-	$197	$-	$-	$19,857	$-
Originated in 2023	72,599	-	25	-	-	72,624	-
Originated in 2022	196,817	338	403	13	-	197,571	-
Originated in 2021	96,888	-	729	-	-	97,617	-
Originated in 2020	67,233	386	501	52	-	68,172	2
Originated Prior to 2020	143,811	2,223	7,490	328	-	153,852	62
Revolving	106,580	-	444	-	-	107,024	7
Revolving Loans Converted to Term	290	-	-	-	-	290	-
Total Real Estate: Residential	$703,878	$2,947	$9,789	$393	$-	$717,007	$71

Commercial
Originated in 2024	$92,339	$203	$37	$-	$-	$92,579	$-
Originated in 2023	284,207	1,675	49	-	-	285,931	3
Originated in 2022	258,119	1,043	1,476	-	-	260,638	-
Originated in 2021	124,903	2,297	4,261	16	-	131,477	16
Originated in 2020	46,538	224	901	-	-	47,663	39
Originated Prior to 2020	74,052	3,739	1,718	451	-	79,960	(59)
Revolving	524,442	2,724	1,515	28	-	528,709	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,404,600	$11,905	$9,957	$495	$-	$1,426,957	$(1)

Consumer and Other
Originated in 2024	$2,916	$-	$-	$-	$-	$2,916	$-
Originated in 2023	8,931	-	56	-	-	8,987	1
Originated in 2022	6,465	-	17	-	-	6,482	13
Originated in 2021	2,852	-	52	-	-	2,904	4
Originated in 2020	1,533	-	79	-	-	1,612	29
Originated Prior to 2020	24,854	-	123	-	-	24,977	-
Revolving	18,835	-	260	-	-	19,095	383
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Consumer and Other	$66,386	$-	$587	$-	$-	$66,973	$430

Total Loans	$4,992,249	$63,175	$30,947	$2,468	$-	$5,088,839	$533

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2023	$228,902	$-	$84	$-	$-	$228,986	$-
Originated in 2022	751,649	1,909	-	-	-	753,558	-
Originated in 2021	427,269	6,103	492	-	-	433,864	357
Originated in 2020	151,848	3,551	8	-	-	155,407	-
Originated in 2019	149,946	5,556	372	932	-	156,806	1,447
Originated Prior to 2019	379,503	1,313	7,970	335	-	389,121	245
Revolving	99,723	226	237	-	-	100,186	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,188,840	$18,658	$9,163	$1,267	$-	$2,217,928	$2,049

Real Estate: Construction
Originated in 2023	$131,617	$-	$-	$-	$-	$131,617	$-
Originated in 2023	322,032	647	62	-	-	322,741	-
Originated in 2021	85,438	2,601	1,229	-	-	89,268	-
Originated in 2020	22,515	31	16	-	-	22,562	-
Originated in 2019	19,402	-	1,675	-	-	21,077	1
Originated Prior to 2019	20,180	413	588	345	-	21,526	35
Revolving	60,612	395	-	-	-	61,007	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$661,796	$4,087	$3,570	$345	$-	$669,798	$36

Real Estate: Residential
Originated in 2023	$76,662	$-	$-	$-	$-	$76,662	$-
Originated in 2022	170,229	433	410	14	-	171,086	-
Originated in 2021	98,329	-	708	-	-	99,037	11
Originated in 2020	68,281	386	520	57	-	69,244	1
Originated in 2019	54,902	1,112	1,061	119	-	57,194	22
Originated Prior to 2019	97,716	1,230	6,000	299	-	105,245	7
Revolving	103,252	-	654	-	-	103,906	1
Revolving Loans Converted to Term	20	-	-	-	-	20	-
Total Real Estate: Residential	$669,391	$3,161	$9,353	$489	$-	$682,394	$42

Commercial
Originated in 2023	$303,160	$1,439	$709	$-	$-	$305,308	$-
Originated in 2022	267,678	698	1,196	-	-	269,572	247
Originated in 2021	136,291	5,483	928	16	-	142,718	25
Originated in 2020	48,990	448	921	42	-	50,401	49
Originated in 2019	21,137	584	640	231	-	22,592	1,632
Originated Prior to 2019	61,166	3,843	341	251	-	65,601	658
Revolving	499,642	2,128	573	28	-	502,371	202
Revolving Loans Converted to Term	275	-	-	-	-	275	-
Total Commercial	$1,338,339	$14,623	$5,308	$568	$-	$1,358,838	$2,813

Consumer and Other
Originated in 2023	$11,245	$-	$-	$-	$-	$11,245	$8
Originated in 2022	7,219	-	27	-	-	7,246	78
Originated in 2021	3,372	-	55	-	-	3,427	29
Originated in 2020	1,850	-	88	-	-	1,938	11
Originated in 2019	2,359	-	40	-	-	2,399	18
Originated Prior to 2019	18,280	-	92	-	-	18,372	61
Revolving	18,814	100	160	-	-	19,074	1,284
Revolving Loans Converted to Term	126	-	-	-	-	126	-
Total Consumer and Other	$63,265	$100	$462	$-	$-	$63,827	$1,489

Total Loans	$4,921,631	$40,629	$27,856	$2,669	$-	$4,992,785	$6,429

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The above classifications follow regulatory guidelines and can generally be described as follows:
•Pass loans are of satisfactory quality.
•Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.
•Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.
•Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
As of March 31, 2024, and December 31, 2023, loan balances outstanding more than 90 days past due and still accruing interest amounted to $855,000 and $127,000, respectively. As of March 31, 2024, and December 31, 2023, loan balances outstanding on nonaccrual status amounted to $20.8 million and $16.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of March 31, 2024, and December 31, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	March 31, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,071	$10,932	$2,901	$14,904	$2,200,985	$2,215,889	$662
Construction	12	594	5,811	6,417	655,596	662,013	-
Residential	1,724	946	4,556	7,226	709,781	717,007	123
Total Real Estate Loans	2,807	12,472	13,268	28,547	3,566,362	3,594,909	785
Commercial	2,239	909	3,277	6,425	1,420,532	1,426,957	70
Consumer and Other	247	34	470	751	66,222	66,973	-
Total	$5,293	$13,415	$17,015	$35,723	$5,053,116	$5,088,839	$855

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$240	$536	$2,954	$3,730	$2,214,198	$2,217,928	$44
Construction	279	1,320	3,198	4,797	665,001	669,798	-
Residential	1,792	1,207	4,058	7,057	675,337	682,394	20
Total Real Estate Loans	2,311	3,063	10,210	15,584	3,554,536	3,570,120	64
Commercial	1,101	71	1,622	2,794	1,356,044	1,358,838	52
Consumer and Other	280	252	188	720	63,107	63,827	11
Total	$3,692	$3,386	$12,020	$19,098	$4,973,687	$4,992,785	$127

The following table presents non-accrual loans by segment as of March 31, 2024, and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,523	$3,280
Construction	6,790	3,543
Residential	7,653	7,352
Total Real Estate Loans	16,966	14,175
Commercial	3,297	2,395
Consumer and Other	515	373
Total	$20,778	$16,943
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2024, and December 31, 2023, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statement
Accrued interest receivable of $3.9 million and $4.2 million was outstanding as of March 31, 2024, and December 31, 2023, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At March 31, 2024 and December 31, 2023, accrued interest receivable on loans was $25.6 million and $25.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Long Term Debt –
On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028. This tranche is currently redeemable at the Company’s option. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028. This tranche is currently redeemable at the Company's option. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023, by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $1.0 million and $1.1 million fair value adjustment as of March 31, 2024, and December 31, 2023, respectively.
Note 8– Bank Term Funding Program (“BTFP”) –
On March 12, 2023, the Federal Reserve Board developed the BTFP, which offered loans to banks with a term of up to one year. The loans were secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed rate of 4.38% and matured on March 22, 2024, at which time the Bank repaid them in full..
Note 9– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $308.2 million and $211.2 million as of March 31, 2024, and December 31, 2023, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at March 31, 2024 and December 31, 2023 was $32.3 million and $35.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $875,000 at both March 31, 2024, and December 31, 2023, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 3.72%paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2024, and December 31, 2023, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at March 31, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan of $25.0 million at March 31, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at March 31, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at March 31, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
The Company had an additional $1.2 billion remaining on the FHLB line availability at March 31, 2024.
Note 10– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $1.5 million and $1.4 million for the three months ended March 31, 2024, and 2023, respectively. At March 31, 2024, the Company had a weighted average lease term of 6.3 years and a weighted average discount rate of 3.28%.
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2024 through December 31, 2024	$3,432
January 1, 2025 through December 31, 2025	3,777
January 1, 2026 through December 31, 2026	3,558
January 1, 2027 through December 31, 2027	3,449
January 1, 2028 through December 31, 2028	3,153
January 1, 2029 and Thereafter	5,624
Total Future Minimum Lease Payments	22,993
Less Imputed Interest	(2,350)
Present Value of Lease Liabilities	$20,643
Note 11– Commitments and Contingencies –
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.2 billion at both March 31, 2024, and December 31, 2023, and standby and commercial letters of credit of approximately $48.9 million and $45.2 million at March 31, 2024 and December 31, 2023, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.4 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively.
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 12– Fair Value of Financial Instruments –
Fair Value Disclosures
The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 – Includes the most reliable sources and includes quoted prices in active markets for identical assets or liabilities.
•Level 2 – Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•Level 3 – Includes unobservable inputs and should be used only when observable inputs are unavailable.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2024, and December 31, 2023. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,216	$-	$16,216	$-
U.S. Government Agency Securities	9,377	-	9,377	-
Corporate Securities	44,173	-	36,186	7,987
Mortgage-Backed Securities	511,617	-	511,617	-
Municipal Securities	291,520	-	265,213	26,307
Loans Held for Sale	77	-	77	-
Total	$872,980	$-	$838,686	$34,294

December 31, 2023
Available for Sale:
U.S. Treasury Securities	$16,239	$-	$16,239	$-
U.S. Government Agency Securities	9,410	-	9,410	-
Corporate Securities	43,839	-	35,871	7,968
Mortgage-Backed Securities	506,310	-	506,310	-
Municipal Securities	303,773	-	282,926	20,847
Loans Held for Sale	835	-	835	-
Total	$880,406	$-	$851,591	$28,815
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of March 31, 2024, and December 31, 2023.

	Corporate	Municipal
	Bonds	Securities
	(Dollars in thousands)
Balance at December 31, 2022	$19,000	$34,768
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(1,532)	(2,228)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	-	(1,798)
Transfers Into Level 3	-	-
Transfers Out of Level 3	(9,500)	(9,895)
Balance at December 31, 2023	7,968	20,847
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	19	(3,398)
Purchases	-	9,938
Sales	-	-
Maturities, Prepayments, and Calls	-	(1,080)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at March 31, 2024	$7,987	$26,307
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2024.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
March 31, 2024
Corporate Securities	$7,987	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
Municipal Securities	26,307	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
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
The fair value of the individually evaluated loans is measured at the fair value of the collateral for collateral-dependent loans. Individually evaluated loans are Level 3 assets measured using appraisals from external parties of the collateral less any prior liens and adjusted for estimated selling costs. Adjustments may be made by management based on a customized internally developed discounting matrix. Repossessed assets are initially recorded at fair value less

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Assets:
Individually Evaluated Loans	$8,564	$-	$-	$8,564
Other Nonperforming Assets	1,339	-	-	1,339
Total	$9,903	$-	$-	$9,903

December 31, 2023
Assets:
Individually Evaluated Loans	$4,750	$-	$-	$4,750
Other Nonperforming Assets	1,685	-	-	1,685
Total	$6,435	$-	$-	$6,435
Fair Value Financial Instruments
The fair value of a financial instruments is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with GAAP, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
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
The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2024, and December 31, 2023 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2024
Financial Assets:
Cash and Short-Term Investments	$397,198	$397,198	$397,198	$-	$-
Securities	872,903	872,903	-	838,609	34,294
Loans Held for Sale	77	77	-	77	-
Loans - Net	5,047,674	4,933,670	-	-	4,933,670
Cash Value of BOLI	100,056	100,056	-	100,056	-
Other Equity Securities	34,940	34,940	-	-	34,940
Total	$6,452,848	$6,338,844	$397,198	$938,742	$5,002,904

Financial Liabilities:
Deposits	$5,572,750	$5,567,623	$-	$-	$5,567,623
Borrowings	430,346	408,524	-	408,524	-
Total	$6,003,096	$5,976,147	$-	$408,524	$5,567,623

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Financial Assets:
Cash and Short-Term Investments	$377,244	$377,244	$377,244	$-	$-
Securities	879,571	879,571	-	850,756	28,815
Loans Held for Sale	835	835	-	835	-
Loans - Net	4,952,371	4,849,503	-	-	4,849,503
Cash Value of BOLI	96,478	96,478	-	96,478	-
Other Equity Securities	33,942	33,942	-	-	33,942
Total	$6,340,441	$6,237,573	$377,244	$948,069	$4,912,260

Financial Liabilities:
Deposits	$5,248,790	$5,243,326	$-	$-	$5,243,326
Borrowings	635,073	613,464	-	613,464	-
Total	$5,883,863	$5,856,790	$-	$613,464	$5,243,326

Note 13– Subsequent Events –
On April 25, 2024, the Company and Oakwood Bancshares, Inc., a Texas corporation ("Oakwood"), entered into an Agreement and Plan of Reorganization, providing for the acquisition by the Company of Oakwood. Oakwood had approximately $843.0 million of total assets, including $732.0 million of deposits and $654.0 million of loans, as of December 31, 2023.

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
We believe these factors include, but are not limited to, the following:
•risks related to the integration of any other acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, risks related to entering a new geographic market, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the ability to retain key employees and maintain relationships with significant customers, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
•changes in the strength of the United States (“U.S.”) economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•economic risks posed by our geographic concentration in Louisiana, the Dallas/Fort Worth metroplex and Houston;
•the ability to sustain and continue our organic loan and deposit growth, and manage that growth effectively;
•market declines in industries to which we have exposure, such as the volatility in oil prices and downturn in the energy industry that impact certain of our borrowers and investments that operate within, or are backed by collateral associated with, the energy industry;
•volatility and direction of interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;
•interest rate risk associated with our business;
•changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
•increased competition in the financial services industry, particularly from regional and national institutions and emerging non-bank competitors;
•increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

•changes in the value of collateral securing our loans;
•deteriorating asset quality and higher loan charge-offs, and the time and effort required to resolve problem assets;
•the failure of assumptions underlying the establishment of and provisions made to our allowance for credit losses;
•changes in the availability of funds resulting in increased costs or reduced liquidity;
•our ability to maintain important deposit customer relationships and our reputation;
•a determination or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
•increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
•our ability to prudently manage our growth and execute our strategy;
•risks associated with our acquisition and de novo branching strategy;
•the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;
•legislative or regulatory developments, including changes in the laws, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;
•government intervention in the U.S. financial system;
•changes in statutes and government regulations or their interpretations applicable to us, including changes in tax requirements and tax rates;
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, epidemics and pandemics such as coronavirus, and other matters beyond our control; and
•other risks and uncertainties listed from time to time in our reports and documents filed with the U.S. Securities and Exchange Commission (“SEC”).
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2023 to March 31, 2024, and its results of operations for the three months ended March 31, 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of March 31, 2024, we had total assets of $6.7 billion, total loans of $5.1 billion, total deposits of $5.6 billion, and total shareholders’ equity of $649.0 million.
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
Other Developments
Bank Term Funding Program (“BTFP”)
On March 12, 2023, the Federal Reserve developed the BTFP, which offered loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. The loans bore a fixed rate of 4.38% and matured on March 22,2024, at which time we repaid them in full.

Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $726.2 million and $1.0 billion as of March 31, 2024, and December 31, 2023, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Waterstone LSP, LLC ("Waterstone")
On January 31, 2024, we consummated the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of SBA lending services including planning, pre-qualification, packaging, closing and disbursements, servicing, and liquidations. Upon consummation of the acquisition, we paid $3.3 million in cash to the former owners of Waterstone.
Acquisition of Oakwood Bancshares, Inc. ("Oakwood")
On April 25, 2024, we, and Oakwood Bancshares, Inc. a Texas corporation ("Oakwood"), entererd into an Agreement and Plan of Reorganization, providing for the acquisition by us, of Oakwood. Oakwood had $843.0 million of total assets, including $732.0 million of deposits and $654.0 million of loans, as of December 31, 2023.
Financial Highlights
The financial highlights as of and for the three months ended March 31, 2024, include:
•Total assets of $6.7 billion, a $111.0 million, or 1.7%, increase from December 31, 2023.
•Total loans held for investment of $5.1 billion, a $96.1 million, or 1.9%, increase from December 31, 2023.
•Total deposits of $5.6 billion, a $324.0 million, or 6.2%, increase from December 31, 2023.
•Net income available to common shareholders of $12.2 million for the three months ended March 31, 2024, a $1.5 million, or 10.6%, decrease from the three months ended March 31, 2023.
•Net interest income of $51.5 million for the three months ended March 31, 2024, a decrease of $1.2 million, or 2.3%, from the three months ended March 31, 2023.
•Allowance for credit losses of 0.88% of total loans held for investment, compared to 0.88% as of December 31, 2023, and a ratio of nonperforming loans to total loans held for investment of 0.43%, compared to 0.34% as of December 31, 2023.
•Earnings per common share for the first three months of 2024 of $0.49 per basic common share and $0.48 per diluted common share, compared to $0.55 per basic common share and $0.54 per diluted common share for the first three months of 2023.
•Return on average assets of 0.74% over the first three months of 2024, compared to 0.91% for the first three months of 2023.
•Return on average common equity of 8.51% over the first three months of 2024, compared to 10.73% for the first three months of 2023.

•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.38%, 9.14%, 10.42% and 12.78%, respectively, compared to 9.52%, 9.15%, 10.46% and 12.85% at December 31, 2023.
•Book value per common share of $22.64, an increase of 0.3% from $22.58 at December 31, 2023.
Results of Operations for the Three Months Ended March 31, 2024, and 2023
Performance Summary
For the three months ended March 31, 2024, net income available to common shareholders was $12.2 million, or $0.49 per basic common share and $0.48 per diluted common share, compared to net income of $13.7 million, or $0.55 per basic common share and $0.54 per diluted common share, for the three months ended March 31, 2023. Return on average assets, on an annualized basis, decreased to 0.74% for the three months ended March 31, 2024, from 0.91% for the three months ended March 31, 2023. Return on average equity, on an annualized basis, decreased to 8.51% for the three months ended March 31, 2024, as compared to 10.73% for the three months ended March 31, 2023.
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
To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. We calculate average assets, liabilities, and equity using a daily average, and average yield/rate utilizing an actual day count convention.
For the three months ended March 31, 2024, net interest income totaled $51.5 million, and net interest margin and net interest spread were 3.32% and 2.36%, respectively, compared to $52.7 million, 3.75%, and 2.96%, respectively, for the three months ended March 31, 2023. The average yield on the loan portfolio was 6.88% for the three months ended March 31, 2024, compared to 6.34% for the three months ended March 31, 2023, and the average yield on total interest-earning assets was 6.18% for the three months ended March 31, 2024, compared to 5.65% for the three months ended March 31, 2023. For the three months ended March 31, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 103 basis points compared to the three months ended March 31, 2023, primarily due to the federal reserve increasing rates during 2023.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2024, and 2023, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,026,937	$85,947	6.88%	$4,719,906	$73,768	6.34%
Securities	888,933	5,599	2.53	927,491	4,782	2.09
Interest-bearing deposits in other banks	330,260	4,465	5.44	57,478	942	6.65
Total interest-earning assets	6,246,130	96,011	6.18	5,704,875	79,492	5.65
Allowance for loan losses	(40,526)			(41,533)
Noninterest-earning assets	461,923			459,721
Total assets	$6,667,527	$96,011		$6,123,063	$79,492
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,072,600	$38,029	3.76%	$3,339,493	$18,928	2.30%
Subordinated debt	99,972	1,356	5.46	110,647	1,389	5.09
Subordinated debt - trust preferred securities	5,000	113	9.09	5,000	98	7.95
Bank Term Funding Program	260,440	2,788	4.31	34,444	380	4.47
Advances from FHLB	223,501	2,094	3.77	517,934	5,842	4.57
Other borrowings	16,116	100	2.50	20,895	106	2.06
Total interest-bearing liabilities	4,677,629	44,480	3.82	4,028,413	26,743	2.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,282,815			1,473,186
Other liabilities	57,510			32,875
Total noninterest-bearing liabilities	1,340,325			1,506,061
Shareholders' equity:
Common shareholders' equity	577,643			516,659
Preferred equity	71,930			71,930
Total shareholders' equity	649,573			588,589
Total liabilities and shareholders' equity	$6,667,527			$6,123,063
Net interest rate spread (1)			2.36%			2.96%
Net interest income		$51,531			$52,749
Net interest margin (2)			3.32%			3.75%
Overall cost of funds			3.00%			1.97%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,249	$6,930	$12,179
Securities	(243)	1,060	817
Interest-bearing deposits in other banks	3,688	(165)	3,523
Total increase in interest income	$8,694	$7,825	$16,519
Interest-bearing liabilities:
Interest-bearing deposits	$6,846	$12,255	$19,101
Subordinated debt	(145)	112	(33)
Subordinated debt - trust preferred securities	-	15	15
Bank Term Funding Program	2,419	(11)	2,408
Advances from FHLB	(2,759)	(989)	(3,748)
Other borrowings	(30)	24	(6)
Total increase in interest expense	$6,331	$11,406	$17,737
Increase (decrease) in net interest income	$2,363	$(3,581)	$(1,218)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $1.2 million for the three months ended March 31, 2024, and $3.2 million for the same period in 2023. The lower provision for the three months ended March 31, 2024, compared to the same period in 2023 relates primarily to higher loan growth in 2023 as well as the application of qualitative factors within the CECL model.

Noninterest Income (“Other Income”)
Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions and pass-through income from other investments (small business investment company (“SBIC”) partnerships and fintech technology (“Fintech”) funds. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,439	$2,281	$158
Debit card and ATM fee income	1,776	1,570	206
Bank-owned life insurance income	579	524	55
Gain on sales of loans	139	611	(472)
Loss on sales of investment securities	(1)	(1)	-
Fees and brokerage commissions	1,937	1,813	124
Mortgage origination income	69	74	(5)
Correspondent bank income	196	37	159
Gain on sales of other real estate owned	63	209	(146)
Swap fee income	229	6	223
Pass-through income from other investments	294	173	121
Other	1,666	1,091	575
Total noninterest income	$9,386	$8,388	$998
Total noninterest income increased $1.0 million, or 11.9%, from the three months ended March 31, 2023.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$25,416	$23,176	$2,240
Non-staff expenses:
Occupancy of bank premises	2,514	2,297	217
Depreciation and amortization	1,676	1,710	(34)
Data processing	2,579	1,485	1,094
FDIC assessment fees	828	933	(105)
Legal and professional fees	866	613	253
Advertising and promotions	1,145	1,148	(3)
Utilities and communications	674	721	(47)
Ad valorem shares tax	900	965	(65)
Directors' fees	282	269	13
Other real estate owned expenses and write-downs	37	130	(93)
Merger and conversion related expenses	340	103	237
Other	5,265	5,129	136
Total noninterest expense	$42,522	$38,679	$3,843
Total noninterest expense increased $3.8 million, or 9.9%, from the three months ended March 31, 2023, primarily attributed to the increase in salaries and employee benefits of $2.2 million, or 9.7%, and an increase in data processing of $1.1 million, or 73.7%. Data processing for the three months ended March 31, 2023 was impacted by an accrual adjustment.
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
For the three months ended March 31, 2024, income tax expense totaled $3.6 million, a decrease of $572,000, or 13.6%, compared to $4.2 million for the same period in 2023. Our effective tax rates for the three months ended March 31, 2024, and 2023 were 21.1% and 21.9%, respectively.
Financial Condition
Our total assets increased $111.0 million, or 1.7%, from December 31, 2023, to March 31, 2024, due primarily from the increase in our loan portfolio.
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

As of March 31, 2024, total loans, excluding mortgage loans held for sale, were $5.1 billion, an increase of $96.1 million, or 1.9%, compared to $5.0 billion as of December 31, 2023. Additionally, $77,000, and $835,000 in loans were classified as loans held for sale as of March 31, 2024, and December 31, 2023, respectively.
Total loans held for investment as a percentage of total deposits were 91.3% and 95.1% as of March 31, 2024, and December 31, 2023, respectively. Total loans held for investment as a percentage of total assets were 76.0% and 75.8% as of March 31, 2024, and December 31, 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2024 (Unaudited)		As of December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,215,889	43.6%	$2,217,928	44.4%
Construction	662,013	13.0	669,798	13.4
Residential	717,007	14.1	682,394	13.7
Total Real Estate Loans	3,594,909	70.7	3,570,120	71.5
Commercial	1,426,957	28.0	1,358,838	27.2
Consumer and Other	66,973	1.3	63,827	1.3
Total loans held for investment	$5,088,839	100.0%	$4,992,785	100.0%
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
Real Estate: Commercial loans decreased slightly, by $2.0 million or 0.1%, remaining at $2.2 billion as of March 31, 2024.
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
Real Estate: Construction loans decreased $7.8 million, or 1.2%, to $662.0 million as of March 31, 2024, from $669.8 million as of December 31, 2023.
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
Real Estate: Residential loans increased $34.6 million, or 5.1%, to $717.0 million as of March 31, 2024, from $682.4 million as of December 31, 2023.

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
Commercial loans increased $68.1 million, or 5.0%, to $1.4 billion as of March 31, 2024, from $1.4 billion as of December 31, 2023.
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
Consumer and other loans increased $3.1 million, or 4.9%, to $67.0 million as of March 31, 2024, from $63.8 million as of December 31, 2023.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$248,113	$1,267,115	$611,851	$88,810	$2,215,889
Construction	307,233	297,492	39,262	18,026	662,013
Residential	84,213	424,153	143,239	65,402	717,007
Total Real Estate Loans	639,559	1,988,760	794,352	172,238	3,594,909
Commercial	531,449	647,218	247,416	874	1,426,957
Consumer and Other	39,460	23,024	4,312	177	66,973
Total loans held for investment	$1,210,468	$2,659,002	$1,046,080	$173,289	$5,088,839

Fixed rate loans:
Real Estate Loans:
Commercial	$156,987	$1,081,841	$436,631	$14,936	$1,690,395
Construction	87,092	186,630	20,615	12,268	306,605
Residential	51,447	362,689	92,303	17,335	523,774
Total Real Estate Loans	295,526	1,631,160	549,549	44,539	2,520,774
Commercial	140,266	355,519	140,092	-	635,877
Consumer and Other	30,761	17,311	3,468	158	51,698
Total fixed rate loans	$466,553	$2,003,990	$693,109	$44,697	$3,208,349

Floating rate loans:
Real Estate Loans:
Commercial	$91,126	$185,274	$175,220	$73,874	$525,494
Construction	220,141	110,862	18,647	5,758	355,408
Residential	32,766	61,464	50,936	48,067	193,233
Total Real Estate Loans	344,033	357,600	244,803	127,699	1,074,135
Commercial	391,183	291,699	107,324	874	791,080
Consumer and Other	8,699	5,713	844	19	15,275
Total floating rate loans	$743,915	$655,012	$352,971	$128,592	$1,880,490

	As of December 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$251,365	$1,256,655	$620,029	$89,879	$2,217,928
Construction	325,883	278,039	45,910	19,966	669,798
Residential	79,357	401,852	137,283	63,902	682,394
Total Real Estate Loans	656,605	1,936,546	803,222	173,747	3,570,120
Commercial	520,058	594,274	243,744	762	1,358,838
Consumer and Other	35,971	23,520	4,134	202	63,827
Total loans held for investment	$1,212,634	$2,554,340	$1,051,100	$174,711	$4,992,785

Fixed rate loans:
Real Estate Loans:
Commercial	$156,227	$1,067,124	$450,884	$17,470	$1,691,705
Construction	96,020	187,970	16,388	13,866	314,244
Residential	49,434	344,549	85,731	14,952	494,666
Total Real Estate Loans	301,681	1,599,643	553,003	46,288	2,500,615
Commercial	134,242	331,029	147,388	-	612,659
Consumer and Other	26,867	17,373	3,260	159	47,659
Total fixed rate loans	$462,790	$1,948,045	$703,651	$46,447	$3,160,933

Floating rate loans:
Real Estate Loans:
Commercial	$95,138	$189,531	$169,145	$72,409	$526,223
Construction	229,863	90,069	29,522	6,100	355,554
Residential	29,923	57,303	51,552	48,950	187,728
Total Real Estate Loans	354,924	336,903	250,219	127,459	1,069,505
Commercial	385,816	263,245	96,356	762	746,179
Consumer and Other	9,104	6,147	874	43	16,168
Total floating rate loans	$749,844	$606,295	$347,449	$128,264	$1,831,852
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $23.0 million and$18.8 million in nonperforming assets as of March 31, 2024, and December 31, 2023, respectively. We had $21.6 million in nonperforming loans as of March 31, 2024, compared to $17.1 million as of December 31, 2023. The increase in nonperforming assets from December 31, 2023, to March 31, 2024, is primarily due to two lending relationships secured by residential real estate.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$20,778	$16,943
Accruing loans 90 or more days past due	855	127
Total nonperforming loans	21,633	17,070
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	1,047	1,326
Residential real estate	292	359
Total other real estate owned	1,339	1,685
Total nonperforming assets	$22,972	$18,755
Ratio of nonperforming loans to total loans held for investment	0.43%	0.34%
Ratio of nonperforming assets to total assets	0.34	0.28
Ratio of nonaccrual loans to total loans held for investment	0.41	0.34

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$2,523	$3,280
Construction	6,790	3,543
Residential	7,653	7,352
Total Real Estate Loans	16,966	14,175
Commercial	3,297	2,395
Consumer and Other	515	373
Total	$20,778	$16,943
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

	As of March 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,163,817	$47,242	$3,595	$1,235	$2,215,889
Construction	653,568	1,081	7,019	345	662,013
Residential	703,878	2,947	9,789	393	717,007
Total Real Estate Loans	3,521,263	51,270	20,403	1,973	3,594,909
Commercial	1,404,600	11,905	9,957	495	1,426,957
Consumer and Other	66,386	-	587	-	66,973
Total	$4,992,249	$63,175	$30,947	$2,468	$5,088,839

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,188,840	$18,658	$9,163	$1,267	$2,217,928
Construction	661,796	4,087	3,570	345	669,798
Residential	669,391	3,161	9,353	489	682,394
Total Real Estate Loans	3,520,027	25,906	22,086	2,101	3,570,120
Commercial	1,338,339	14,623	5,308	568	1,358,838
Consumer and Other	63,265	100	462	-	63,827
Total	$4,921,631	$40,629	$27,856	$2,669	$4,992,785
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
In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:
•for Real Estate: Commercial loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral, and the volatility of income, property value and future operating results typical for properties of that type;
•for Real Estate: Construction loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, the experience and ability of the developer, and the loan to value ratio;
•for Real Estate: Residential real estate loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and
•for Commercial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category, and the value, nature and marketability of collateral;
As of March 31, 2024, the allowance for credit losses totaled $44.5 million, or 0.88%, of total loans held for investment. As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Three Months Ended March 31, 2024 (Unaudited)	As of and For the Year Ended December 31, 2023
	(Dollars in thousands)
Average loans outstanding	$5,026,937	$4,859,637
Gross loans held for investment outstanding end of period	$5,088,839	$4,992,785
Allowance for credit losses at beginning of period	$43,738	$38,783
Adoption of ASU 2016-13	-	5,857
Provision for credit losses	1,186	4,483
Charge-offs:
Real Estate:
Commercial	(16)	2,049
Construction	49	36
Residential	71	42
Total Real Estate	104	2,127
Commercial	(1)	2,813
Consumer and other	430	1,489
Total charge-offs	533	6,429
Recoveries:
Real Estate:
Commercial	5	26
Construction	-	1
Residential	3	18
Total Real Estate	8	45
Commercial	40	672
Consumer and other	93	327
Total recoveries	141	1,044
Net charge-offs	392	5,385
Allowance for credit losses at end of period	$44,532	$43,738
Ratio of allowance for credit losses to end of period loans held for investment	0.88%	0.88%
Ratio of net charge-offs to average loans	0.01	0.11
Ratio of allowance for credit losses to nonaccrual loans	214.32	258.15

	As of and For the Three Months Ended March 31, 2024 (Unaudited)		As of and For the Year Ended December 31, 2023		As of and For the Three Months Ended March 31, 2023 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$(21)	0.00%	$2,023	0.04%	$1,797	0.04%
Construction	49	0.00%	35	0.00%	1	0.00%
Residential	68	0.00%	24	0.00%	4	0.00%
Total Real Estate Loans	96	0.00%	2,082	0.04%	1,802	0.04%
Commercial	(41)	0.00%	2,141	0.05%	201	0.01%
Consumer and Other	337	0.01%	1,162	0.02%	172	0.00%
Total net charge-offs (recoveries)	$392	0.01%	$5,385	0.11%	$2,175	0.05%
Although we believe that we have established our allowance for credit losses in accordance with U.S. generally accepted accounting principles (“GAAP”) and that the allowance for credit losses was adequate to provide for known and estimated losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
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

	As of March 31, 2024 (Unaudited)		As of December 31, 2023		As of March 31, 2023 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,043	40.5%	$17,882	40.9%	$18,485	40.5%
Construction	7,822	17.6	8,142	18.6	10,608	23.2
Residential	6,186	13.9	5,662	12.9	5,235	11.4
Total real estate	32,051	72.0	31,686	72.4	34,328	75.1
Commercial	11,948	26.8	11,796	27.0	11,124	24.4
Consumer and Other	533	1.2	256	0.6	235	0.5
Total allowance for credit losses	$44,532	100.0%	$43,738	100.0%	$45,687	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2024, the carrying amount of investment securities totaled $872.9 million, a decrease of $6.7 million, or 0.8%, compared to $879.6 million as of December 31, 2023. The decrease was primarily due to unrealized losses in the first three months of 2024. Securities represented 13.0% and 13.4% of total assets as of March 31, 2024, and December 31, 2023, respectively.
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

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,676	$-	$1,460	$16,216
U.S. government agencies	10,235	-	858	9,377
Corporate bonds	49,453	12	5,292	44,173
Mortgage-backed securities	563,406	446	52,235	511,617
Municipal securities	322,956	62	31,498	291,520
Total	$963,726	$520	$91,343	$872,903

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,690	$-	$1,451	$16,239
U.S. government agencies	10,258	-	848	9,410
Corporate bonds	49,609	-	5,770	43,839
Mortgage-backed securities	555,148	976	49,814	506,310
Municipal securities	331,273	298	27,798	303,773
Total	$963,978	$1,274	$85,681	$879,571
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of March 31, 2024.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both March 31, 2024 and December 31, 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$-	-%	$16,216	0.80%	$-	-%	$-	-%	$16,216	0.80%
U.S. government agencies	-	-%	9,377	0.92%	-	-%	-	-%	9,377	0.92%
Corporate bonds	35	-%	3,412	5.67%	40,726	4.48%	-	-%	44,173	4.57%
Mortgage-backed securities	2,610	0.89%	46,113	2.13%	189,438	2.79%	273,456	2.80%	511,617	2.73%
Municipal securities	21,679	1.40%	93,799	1.61%	111,234	1.97%	64,808	2.35%	291,520	1.90%
Total	$24,324	1.34%	$168,917	1.72%	$341,398	2.72%	$338,264	2.71%	$872,903	2.49%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,239	0.80%	$-	-%	$-	-%	$16,239	0.80%
U.S. government agencies	-	-%	9,410	0.92%	-	-%	-	-%	9,410	0.92%
Corporate bonds	213	-%	2,390	4.78%	41,236	4.61%	-	-%	43,839	4.60%
Mortgage-backed securities	147	1.28%	46,339	2.06%	191,332	2.68%	268,492	2.73%	506,310	2.65%
Municipal securities	16,766	1.56%	96,739	1.55%	117,092	1.91%	73,176	2.38%	303,773	1.89%
Total	$17,126	1.54%	$171,117	1.63%	$349,660	2.65%	$341,668	2.66%	$879,571	2.43%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.53 years with an estimated effective duration of 3.71 years as of March 31, 2024.
As of March 31, 2024, and December 31, 2023, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of March 31, 2024, and December 31, 2023, the Company held other equity securities of $34.9 million and $33.9 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2024, were $5.6 billion, an increase of $324.0 million, or 6.2%, compared to $5.2 billion as of December 31, 2023. Total uninsured deposits were $2.2 billion, or 39.8%, of total deposits as of March 31, 2024 compared to $2.0 billion, or 38.9%, of total deposits as of December 31, 2023. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of March 31, 2024, were $1.3 billion compared to $1.3 billion as of December 31, 2023, a decrease of $4.0 million, or 0.3%.
Average deposits for the three months ended March 31, 2024, were $5.4 billion, an increase of $376.2 million, or 7.6%, over the full year average for the year ended December 31, 2023, of $5.0 billion. The average rate paid on total interest-bearing deposits increased over this period from 3.00% for the year ended December 31, 2023, to 3.76% for the three months ended March 31, 2024. The increase in average rates was driven by the federal reserve raising rates during the year ended December 31, 2023. In addition, the stability of noninterest-bearing demand accounts served to reduce the cost of deposits to 2.86% for the three months ended March 31, 2024, compared to 2.15% for the year ended December 31, 2023.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2024 (Unaudited)		For the Year Ended December 31, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$525,653	3.66%	$507,782	3.40%
Negotiable order of withdrawal ("NOW") accounts	476,872	1.92%	468,094	1.33%
Limited access money market accounts and savings	1,819,380	3.80%	1,441,836	2.77%
Certificates and other time deposits > $250k	608,368	4.55%	498,054	4.01%
Certificates and other time deposits < $250k	642,327	4.31%	650,450	3.61%
Total interest-bearing deposits	4,072,600	3.76%	3,566,216	3.00%
Noninterest-bearing demand accounts	1,282,815	-%	1,412,979	-%
Total deposits	$5,355,415	2.86%	$4,979,195	2.15%
The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2024, and the year ended December 31, 2023, was 24.0% and 28.4%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2024:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$98,853	$77,548
More than 3 months but less than 6 months	144,704	212,855
More than 6 months but less than 12 months	135,627	98,349
12 months or more	270,726	39,151
Total	$649,910	$427,903

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of March 31, 2024:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at March 31, 2024 and December 31, 2023.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of March 31, 2024, and December 31, 2023, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at March 31, 2024, and December 31, 2023. We had an additional $1.2 billion of availability through the FHLB at both March 31, 2024, and December 31, 2023. As of March 31, 2024 and December 31, 2023, we had $726.2 million and $1.0 billion, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.7 billion and $6.3 billion for the three months ended March 31, 2024, and the year ended December 31, 2023, respectively.

	For the Three Months Ended March 31, 2024 (Unaudited)	For the Year Ended December 31, 2023
Source of Funds:
Deposits:
Noninterest-bearing	19.2%	22.3%
Interest-bearing	61.1	56.2
Subordinated debt (excluding trust preferred securities)	1.5	1.7
Advances from FHLB	3.4	5.2
Other borrowings	0.3	0.4
Bank Term Funding Program	3.9	4.0
Other liabilities	0.9	0.7
Shareholders' equity	9.7	9.5
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	74.8%	76.0%
Securities available for sale	13.3	14.2
Interest-bearing deposits in other banks	5.0	2.8
Other noninterest-earning assets	6.9	7.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	24.0%	28.4%
Average loans to average deposits	93.9	97.6
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 8.9% for the three months ended March 31, 2024, compared to the same period in 2023. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.53 years and an effective duration of 3.71 years as of March 31, 2024. As of December 31, 2023, our securities portfolio had a weighted average life of 4.57 years and an effective duration of 3.81 years.
As of March 31, 2024, we had outstanding $1.2 billion in commitments to extend credit and $48.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had outstanding $1.2 billion in commitments to extend credit and $45.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of March 31, 2024, and December 31, 2023 we had cash and cash equivalents, including federal funds sold, of $397.2 million and $377.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $649.0 million as of March 31, 2024, compared to $644.3 million as of December 31, 2023, an increase of $4.8 million, or 0.7%. This increase was primarily due to net income of $13.6 million offset with other comprehensive losses of $5.0 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, and dividends paid on preferred stock and common stock of $4.9 million.

On April 25, 2024, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of May 15, 2024. The dividend is to be paid on May 31, 2024, or as soon as practicable thereafter.
On April 25, 2024, our Board declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2024, in the amount of $0.14 per common share to the common shareholders of record as of May 15, 2024. The dividend is to be paid on May 31, 2024, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2024, and December 31, 2023, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2024 (Unaudited)		As of December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$763,096	12.78%	$754,990	12.85%
Tier 1 capital (to risk weighted assets)	622,332	10.42%	614,975	10.46%
Common Equity Tier 1 capital (to risk weighted assets)	545,402	9.14%	538,045	9.15%
Tier 1 Leverage capital (to average assets)	622,332	9.38%	614,975	9.52%

b1BANK
Total capital (to risk weighted assets)	$744,471	12.48%	$730,117	12.43%
Tier 1 capital (to risk weighted assets)	699,939	11.73%	686,379	11.69%
Common Equity Tier 1 capital (to risk weighted assets)	699,939	11.73%	686,379	11.69%
Tier 1 Leverage capital (to average assets)	699,939	10.56%	686,379	10.63%
FHLB Advances
Advances from the FHLB totaled approximately $308.2 million and $211.2 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.04% and 3.65%, respectively, and mature within ten years.

Bank Term Funding Program (“BTFP”)
On March 12, 2023, the Federal Reserve launched the BTFP, which offered loans to banks with a term of up to one year. The loans were secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. The loans bore a fixed rate of 4.38% and matured on March 22, 2024, at which time we repaid them in full.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2024, and December 31, 2023 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $308.2 million and $211.2 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.04% and 3.65%, respectively, and mature within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We paid this debt off in full at the time of maturity. The subordinated debt totaled $99.9 million and $100.0 million at March 31, 2024 and December 31, 2023, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $1.0 million and $1.1 million remaining at March 31, 2024 and December 31, 2023, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of March 31, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$4,385	$7,232	$6,433	$4,943	$22,993
Time deposits	925,174	300,852	43,689	27	1,269,742
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	133,206	100,000	75,000	308,206
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	17,207	-	-	-	17,207
Standby and commercial letters of credit	44,745	3,548	581	-	48,874
Commitments to extend credit	630,202	351,384	102,535	118,483	1,202,604
Total	$1,621,713	$796,222	$270,738	$284,880	$2,973,553

	As of December 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,429	$7,166	$6,426	$5,617	$23,638
Time deposits	1,027,366	238,222	35,490	21	1,301,099
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	111,198	25,000	75,000	211,198
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,885	-	-	-	18,885
Standby and commercial letters of credit	43,704	927	546	-	45,177
Commitments to extend credit	625,521	330,138	106,171	112,477	1,174,307
Total	$2,019,905	$687,651	$191,133	$279,542	$3,178,231
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
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is sensitivity to movement in interest rates. Our asset and liability management policy provides management with the guidelines for effective interest rate risk management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market value of equity. The objective interest rate risk management is to measure the effect on net interest income and fair value of equity and to position the balance sheet to minimize the risk of losses and maximize the amount of income without taking on unnecessary earning volatility.
We seek to manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business; however, we may enter into derivative contracts to hedge interest rate risk if it is appropriate given our risk profile and policy guidelines. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the asset-liability committee ("ALCO") of b1BANK, in accordance with policies approved by our board of directors. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as prepayment assumptions, maturity data and optionality. Deposit assumptions such as repricing betas and non-maturity balance decay rates are also incorporated into the model. Model assumptions are revised and updated on a regular basis as directed by policy, and more frequently if conditions merit. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions, customer behavior, and the application and timing of various management strategies.
On at least a quarterly basis, we run simulation models to calculate potential impacts to net interest income and the fair value of equity. Specific details of the simulations are reflected in policy as directed by ALCO.
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(1.50%)	(3.63%)	(5.50%)	(5.59%)
+200	0.40%	(2.19%)	(3.20%)	(3.47%)
+100	2.00%	(0.84%)	(1.10%)	(1.39%)
Base	-%	-%	-%	-%
-100	2.60%	0.83%	0.30%	1.40%
-200	2.50%	1.44%	0.50%	2.67%
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended March 31, 2024, was $12.8 million, or $0.50 per diluted common share, compared to core net income available to common shareholders of $13.8 million, or $0.55 per diluted common share, for the three months ended March 31, 2023. Notable noncore events impacting earnings for the three months ended March 31, 2024, included $50,000 in a gain on the sale of a former bank premises and $715,000 in acquisition-related expenses, compared to $103,000 in acquisition-related expenses for the same period in 2023.

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$96,011	$79,492
Core interest income	96,011	79,492
Interest Expense:
Interest expense	44,480	26,743
Core interest expense	44,480	26,743
Provision for Credit Losses:
Provision for credit losses	1,186	3,222
Core provision expense	1,186	3,222
Other Income:
Other income	9,386	8,388

Gains on former bank premises and equipment	(50)	-
Losses on sale of securities	1	1
Core other income	9,337	8,389
Other Expense:
Other expense	42,522	38,679
Acquisition-related expenses (2)	(715)	(103)
Core other expense	41,807	38,576
Pre-Tax Income:
Pre-tax income	17,209	19,236
Gains on former bank premises and equipment	(50)	-
Losses on sale of securities	1	1
Acquisition-related expenses (2)	715	103
Core pre-tax income	17,875	19,340
Provision for Income Taxes: (1)
Provision for income taxes	3,639	4,211
Tax on gains on former bank premises and equipment	(11)	-
Tax on losses on sale of securities	-	-
Tax on acquisition-related expenses (2)	89	6
Core provision for income taxes	3,717	4,217
Preferred Dividends
Preferred dividends	1,350	1,350
Core preferred dividends	1,350	1,350
Net Income Available to Common Shareholders:
Net income available to common shareholders	12,220	13,675
Gains on former bank premises and equipment , net of tax	(39)	-
Losses on sale of securities, net of tax	1	1
Acquisition-related expenses (2), net of tax	626	97
Core net income available to common shareholders	$12,808	$13,773
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.48	$0.54
Gains on former bank premises and equipment , net of tax	-	-
Losses on sale of securities, net of tax	-	-
Acquisition-related expenses (2), net of tax	0.02	0.01
Core diluted earnings per common share	$0.50	$0.55
____________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for both 2024 and 2023. These rates approximate the marginal tax rates for the applicable periods.
(2)Includes merger and conversion-related expenses and salary and employee benefits.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$649,034	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	577,104	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(11,372)	(11,895)
Total tangible common equity	$474,205	$472,043
Common shares outstanding (1)	25,485,383	25,351,809
Book value per common shares (1)	$22.64	$22.58
Tangible book value per common shares (1)	18.61	18.62
____________________________
(1)Excludes the dilutive effect, if any, of 302,007 and 217,094 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2024 and December 31, 2023, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$649,034	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	577,104	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(11,372)	(11,895)
Total tangible common equity	$474,205	$472,043
Tangible Assets
Total Assets	$6,695,558	$6,584,550
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(11,372)	(11,895)
Total tangible assets	$6,592,659	$6,484,264
Common Equity to Total Assets	8.6%	8.7%
Tangible Common Equity to Tangible Assets	7.2	7.3
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2023, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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
____________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

May 2, 2024	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

May 2, 2024	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer