Form 10-Q
period 2024-06-30
Business First Bancshares, Inc.
filed 2024-07-31
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 25, 2024, the issuer has outstanding 25,502,175 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and Due from Banks	$208,051	$226,110
Federal Funds Sold	113,587	151,134
Securities Available for Sale, at Fair Values (Amortized Cost of $960,990 at June 30, 2024 and $963,978 at December 31, 2023)	875,048	879,571
Mortgage Loans Held for Sale	680	835
Loans and Lease Receivable, Net of Allowance for Loan Losses of $41,412 at June 30, 2024 and $40,414 at December 31, 2023	5,121,440	4,952,371
Premises and Equipment, Net	68,545	69,480
Accrued Interest Receivable	30,617	29,916
Other Equity Securities	38,805	33,942
Other Real Estate Owned	1,983	1,685
Cash Value of Life Insurance	100,684	96,478
Deferred Taxes	25,888	27,323
Goodwill	91,527	88,391
Core Deposit and Customer Intangible	10,849	11,895
Other Assets	16,185	15,419
Total Assets	$6,703,889	$6,584,550
LIABILITIES
Deposits:
Noninterest Bearing	$1,310,204	$1,299,090
Interest Bearing	4,253,466	3,949,700
Total Deposits	5,563,670	5,248,790
Securities Sold Under Agreements to Repurchase	18,445	18,885
Bank Term Funding Program	-	300,000
Federal Home Loan Bank Borrowings	305,208	211,198
Subordinated Debt	99,875	99,990
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	4,517	14,841
Other Liabilities	42,644	41,587
Total Liabilities	6,039,359	5,940,291

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both June 30, 2024 and December 31, 2023, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,502,175 and 25,351,809 Shares Issued and Outstanding at June 30, 2024 and December 31, 2023, respectively	25,502	25,352
Additional Paid-in Capital	397,851	397,447
Retained Earnings	237,031	216,115
Accumulated Other Comprehensive Loss	(67,784)	(66,585)
Total Shareholders' Equity	664,530	644,259
Total Liabilities and Shareholders' Equity	$6,703,889	$6,584,550
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income:
Interest and Fees on Loans	$90,604	$79,223	$176,551	$152,991
Interest and Dividends on Non-taxable Securities	1,076	1,101	2,150	2,166
Interest and Dividends on Taxable Securities	4,857	3,996	9,382	7,713
Interest on Federal Funds Sold and Due From Banks	3,333	1,528	7,798	2,470
Total Interest Income	99,870	85,848	195,881	165,340
Interest Expense:
Interest on Deposits	40,900	23,680	78,929	42,608
Interest on Borrowings	4,961	8,842	11,412	16,657
Total Interest Expense	45,861	32,522	90,341	59,265
Net Interest Income	54,009	53,326	105,540	106,075
Provision for Credit Losses	1,310	538	2,496	3,760
Net Interest Income after Provision for Credit Losses	52,699	52,788	103,044	102,315
Other Income:
Service Charges on Deposit Accounts	2,537	2,413	4,976	4,694
Loss on Sales of Securities	-	(61)	(1)	(62)
Gain on Sales of Loans	2,460	494	2,599	1,105
Other Income	7,179	9,112	13,988	14,609
Total Other Income	12,176	11,958	21,562	20,346
Other Expenses:
Salaries and Employee Benefits	25,523	22,339	50,939	45,515
Occupancy and Equipment Expense	5,717	5,112	11,074	10,113
Other Expenses	11,870	12,251	23,619	22,753
Total Other Expenses	43,110	39,702	85,632	78,381
Income Before Income Taxes	21,765	25,044	38,974	44,280
Provision for Income Taxes	4,559	5,305	8,198	9,516
Net Income	17,206	19,739	30,776	34,764
Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders	$15,856	$18,389	$28,076	$32,064
Earnings Per Common Share:
Basic	$0.63	$0.73	$1.11	$1.28
Diluted	$0.62	$0.73	$1.10	$1.27
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Net Income	$17,206	$19,739	$30,776	$34,764

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	4,881	(15,612)	(1,536)	(7,611)
Unrealized Gain (Loss) on Share of Other Equity Investments	—	(1,309)	14	(1,443)
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	-	61	1	62
Income Tax Effect	(1,031)	3,562	322	1,900
Other Comprehensive Income (Loss)	3,850	(13,298)	(1,199)	(7,092)
Consolidated Comprehensive Income	$21,056	$6,441	$29,577	$27,672
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at March 31, 2023	$71,930	$25,320	$394,677	$173,761	$(67,998)	$597,690
Comprehensive Income:
Net Income	-	-	-	19,739	-	19,739
Other Comprehensive Loss	-	-	-	-	(13,298)	(13,298)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,035)	-	(3,035)
Stock Based Compensation Cost	-	24	1,198	-	-	1,222
Balances at June 30, 2023	$71,930	$25,344	$395,875	$189,115	$(81,296)	$600,968

Balances at March 31, 2024	$71,930	$25,485	$398,511	$224,742	$(71,634)	$649,034
Comprehensive Income:
Net Income	-	-	-	17,206	-	17,206
Other Comprehensive Income	-	-	-	-	3,850	3,850
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,567)	-	(3,567)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	17	(629)	-	-	(612)
Balances at June 30, 2024	$71,930	$25,502	$397,851	$237,031	$(67,784)	$664,530
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	34,764	-	34,764
Other Comprehensive Loss	-	-	-	-	(7,092)	(7,092)
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	-	-	-	(2,700)	-	(2,700)
Cash Dividends Declared on Common Stock, $0.24 Per Share	-	-	-	(6,077)	-	(6,077)
Stock Based Compensation Cost	-	234	2,185	-	-	2,419
Balances at June 30, 2023	71,930	25,344	395,875	189,115	(81,296)	600,968

Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	30,776	-	30,776
Other Comprehensive Loss	-	-	-	-	(1,199)	(1,199)
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	-	-	-	(2,700)	-	(2,700)
Cash Dividends Declared on Common Stock, $0.28 Per Share	-	-	-	(7,160)	-	(7,160)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	150	435	-	-	585
Balances at June 30, 2024	$71,930	$25,502	$397,851	$237,031	$(67,784)	$664,530
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Consolidated Net Income	$30,776	$34,764
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,496	3,760
Depreciation and Amortization	2,372	2,381
Net Accretion of Purchase Accounting Adjustments	(1,549)	(4,208)
Stock Based Compensation Cost	585	2,419
Net Amortization of Securities	1,188	2,200
Loss on Sales of Securities	1	62
Gain on Sale of Loans	(2,201)	(288)
Income on Other Equity Securities	(1,125)	(3,552)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(65)	(223)
Increase in Cash Value of Life Insurance	(1,206)	(1,071)
Deferred Income Tax Expense	1,757	1,762
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(701)	(1,195)
Increase in Other Assets	(561)	(552)
Increase (Decrease) in Accrued Interest Payable	(10,324)	5,574
Increase in Other Liabilities	1,224	6,908
Net Cash Provided by Operating Activities	22,667	48,741

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(43,902)	(36,215)
Proceeds from Maturities / Sales of Securities Available for Sale	13,519	10,445
Proceeds from Paydowns of Securities Available for Sale	32,182	28,936
Net Cash Paid in Acquisition	(3,279)	-
Purchases of Other Equity Securities	(4,166)	(12,873)
Redemption of Other Equity Securities	442	17,625
Purchase of Life Insurance	(3,000)	(2,273)
Net Increase in Loans	(167,600)	(286,502)
Net Purchases of Premises and Equipment	(1,444)	(2,241)
Loss on Disposal of Premises and Equipment	7	-
Proceeds from Sales of Other Real Estate	409	1,126
Net (Increase) Decrease in Federal Funds Sold	37,547	(158,244)
Net Cash Used in Investing Activities	(139,285)	(440,216)
(CONTINUED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Financing Activities:
Net Increase in Deposits	314,880	194,098
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	(440)	3,022
Net Decrease in Federal Funds Purchased	-	(14,057)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	94,010	(47,938)
Net Proceeds (Repayments) on Bank Term Funding Program	(300,000)	300,000
Repayment of Subordinated Debt	-	(5,700)
Gain on Extinguishment of Debt	-	(941)
Costs from Issuance of Common Stock	(31)	-
Payment of Dividends on Preferred Stock	(2,700)	(2,700)
Payment of Dividends on Common Stock	(7,160)	(6,077)
Net Cash Provided by Financing Activities	98,559	419,707
Net Increase (Decrease) in Cash and Cash Equivalents	(18,059)	28,232
Cash and Cash Equivalents at Beginning of Period	226,110	152,740
Cash and Cash Equivalents at End of Period	$208,051	$180,972

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$79,390	$41,079
Interest on Borrowings	$21,275	$12,612
Income Tax Payments	$5,391	$4,291

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Loss on Securities Available for Sale	$(1,535)	$(7,549)
Change in the Unrealized Gain (Loss) on Equity Securities	$14	$(1,443)
Change in Deferred Tax Effect on the Unrealized Loss on Securities Available for Sale	$322	$1,900
Transfer of Loans to Other Real Estate	$642	$1,118
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its two direct, wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC, Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC. The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
Accounting Standards Adopted in Current Period
None
Accounting Standards Not Yet Adopted

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 requires public business entities, including those with one reportable segment, to disclose additional disaggregated information about a reportable segment’s income and expenses in both interim and annual periods. The standard requires disclosure of the title and position of the chief operating decision maker and an explanation of how the reported measure(s) of segment profit or loss are utilized in assessing segment performance allocating resources.

The update permits disclosure of additional measures of a segment’s profit and losses, if multiple measures are utilized by the chief operating decision maker to allocate resources and evaluate profitability. Such measures, to the extent they are relevant but not in accordance with GAAP, shall be accompanied by appropriate disclosures and reconciliations to the appropriate reported GAAP amounts.

ASU 2023-07 is effective for the Company starting January 1, 2025, though early adoption is permitted. Retrospective application is required upon adoption. The Company is still evaluating the impact of the ASU on the consolidated financial statements and disclosures.

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
The Company has recorded approximately $1.1 million and $236,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2024, and year ended December 31, 2023, respectively.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$17,206	$19,739	$30,776	$34,764
Less: Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shares	$15,856	$18,389	$28,076	$32,064
Denominator:
Weighted Average Common Shares Outstanding	25,265,495	25,101,683	25,196,079	25,041,124
Dilutive Effect of Stock Options and RSAs	130,119	231,689	216,063	237,021
Weighted Average Dilutive Common Shares	25,395,614	25,333,372	25,412,142	25,278,145

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.63	$0.73	$1.11	$1.28

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.62	$0.73	$1.10	$1.27
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of June 30, 2024, and December 31, 2023 are summarized as follows:

	June 30, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,661	$-	$1,354	$16,307
U.S. Government Agencies	10,212	-	806	9,406
Corporate Securities	49,646	32	5,029	44,649
Mortgage-Backed Securities	567,000	929	48,906	519,023
Municipal Securities	316,471	127	30,935	285,663
Total Securities Available for Sale	$960,990	$1,088	$87,030	$875,048

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
The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,307	$1,354	$16,307	$1,354
U.S. Government Agencies	-	-	9,406	806	9,406	806
Corporate Securities	6,878	122	36,539	4,907	43,417	5,029
Mortgage-Backed Securities	71,861	574	375,297	48,332	447,158	48,906
Municipal Securities	9,435	130	260,833	30,805	270,268	30,935
Total Securities Available for Sale	$88,174	$826	$698,382	$86,204	$786,556	$87,030

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,239	$1,451	$16,239	$1,451
U.S. Government Agencies	-	-	9,410	848	9,410	848
Corporate Securities	7,529	362	36,106	5,408	43,635	5,770
Mortgage-Backed Securities	21,436	895	375,891	48,919	397,327	49,814
Municipal Securities	8,013	63	270,467	27,735	278,480	27,798
Total Securities Available for Sale	$36,978	$1,320	$708,113	$84,361	$745,091	$85,681
As of June 30, 2024, and December 31, 2023, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of June 30, 2024, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$26,564	$26,177
One to Five Years	181,991	169,315
Over Five to Ten Years	371,519	335,500
Over Ten Years	380,916	344,056
Total Securities Available for Sale	$960,990	$875,048
Securities available for sale with a fair value of $322.5 million and $629.7 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of June 30, 2024, and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, accrued interest receivable on securities was $4.8 million and $4.7 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,198,119	$2,217,928
Construction	637,466	669,798
Residential	743,876	682,394
Total Real Estate Loans	3,579,461	3,570,120
Commercial	1,520,392	1,358,838
Consumer and Other	62,999	63,827
Total Loans Held for Investment	5,162,852	4,992,785

Less:
Allowance for Loan Losses	(41,412)	(40,414)
Net Loans	$5,121,440	$4,952,371
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2024 and December 31, 2023. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of June 30, 2024, and December 31, 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net deferred loan origination fees were $13.2 million and $12.6 million at June 30, 2024 and December 31, 2023, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At both June 30, 2024 and December 31, 2023, overdrafts of $2.2 million have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $741.1 million and $723.5 million at June 30, 2024 and December 31, 2023, respectively. The Company had servicing rights of $1.1 million recorded at both June 30, 2024, and December 31, 2023, and is recorded within other assets.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table sets forth, as of June 30, 2024, and December 31, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2024
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Charge-offs	9	(60)	(283)	(682)	(943)	(1,959)
Recoveries	10	-	5	58	159	232
Provision (Recovery)	(145)	(563)	898	1,522	1,013	2,725
Ending Balance	$17,550	$5,973	$6,105	$11,322	$462	$41,412

Reserve for Unfunded Loan Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	109	(537)	(12)	208	3	(229)
Ending Balance	$315	$1,009	$165	$1,580	$26	$3,095

Total Allowance for Credit Losses	$17,865	$6,982	$6,270	$12,902	$488	$44,507

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

	June 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$4,021	$-	$883	$-
Construction	5,229	726	2,334	513
Residential	758	-	1,533	-
Total Real Estate Loans	10,008	726	4,750	513
Commercial	-	-	-	-
Consumer and Other	-	-	-	-
Total	$10,008	$726	$4,750	$513

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
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of June 30, 2024, and December 31, 2023:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2024
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2024	$103,152	$-	$1,293	$-	$-	$104,445	$-
Originated in 2023	194,596	13,360	80	-	-	208,036	-
Originated in 2022	753,819	15,567	-	-	-	769,386	-
Originated in 2021	397,278	6,010	481	-	-	403,769	-
Originated in 2020	128,527	1,952	448	-	-	130,927	3
Originated Prior to 2020	490,556	5,958	6,293	1,059	-	503,866	(12)
Revolving	76,802	244	644	-	-	77,690	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,144,730	$43,091	$9,239	$1,059	$-	$2,198,119	$(9)

Real Estate: Construction
Originated in 2024	$85,735	$-	$-	$-	$-	$85,735	$-
Originated in 2023	134,574	234	450	-	-	135,258	18
Originated in 2022	214,952	3,348	745	-	-	219,045	9
Originated in 2021	67,439	-	3,463	-	-	70,902	33
Originated in 2020	27,444	-	16	-	-	27,460	-
Originated Prior to 2020	31,635	109	2,425	-	-	34,169	-
Revolving	64,500	397	-	-	-	64,897	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$626,279	$4,088	$7,099	$-	$-	$637,466	$60

Real Estate: Residential
Originated in 2024	$43,996	$-	$-	$-	$-	$43,996	$-
Originated in 2023	74,728	-	77	-	-	74,805	-
Originated in 2022	210,306	339	822	11	-	211,478	6
Originated in 2021	98,033	-	225	-	-	98,258	1
Originated in 2020	64,232	385	474	47	-	65,138	2
Originated Prior to 2020	136,652	1,986	7,035	302	-	145,975	69
Revolving	103,250	-	662	-	-	103,912	205
Revolving Loans Converted to Term	314	-	-	-	-	314	-
Total Real Estate: Residential	$731,511	$2,710	$9,295	$360	$-	$743,876	$283

Commercial
Originated in 2024	$188,760	$1,668	$8,301	$-	$-	$198,729	$-
Originated in 2023	265,629	2,137	93	-	-	267,859	3
Originated in 2022	228,549	505	9,515	84	-	238,653	449
Originated in 2021	119,527	1,886	1,678	16	-	123,107	241
Originated in 2020	43,942	80	591	-	-	44,613	43
Originated Prior to 2020	76,424	1,948	548	450	-	79,370	(54)
Revolving	560,508	5,243	2,282	28	-	568,061	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,483,339	$13,467	$23,008	$578	$-	$1,520,392	$682

Consumer and Other
Originated in 2024	$6,102	$-	$24	$-	$-	$6,126	$-
Originated in 2023	7,866	-	39	-	-	7,905	34
Originated in 2022	5,707	-	12	-	-	5,719	27
Originated in 2021	2,556	-	46	-	-	2,602	4
Originated in 2020	1,302	-	74	-	-	1,376	31
Originated Prior to 2020	20,501	-	104	-	-	20,605	-
Revolving	18,235	-	429	-	-	18,664	847
Revolving Loans Converted to Term	2	-	-	-	-	2	-
Total Consumer and Other	$62,271	$-	$728	$-	$-	$62,999	$943

Total Loans	$5,048,130	$63,356	$49,369	$1,997	$-	$5,162,852	$1,959

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
As of June 30, 2024, and December 31, 2023, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.4 million and $127,000, respectively. As of June 30, 2024, and December 31, 2023, loan balances outstanding on nonaccrual status amounted to $21.0 million and $16.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of June 30, 2024, and December 31, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	June 30, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,495	$3,592	$2,399	$7,486	$2,190,633	$2,198,119	$150
Construction	4,618	150	5,411	10,179	627,287	637,466	-
Residential	915	1,258	4,059	6,232	737,644	743,876	192
Total Real Estate Loans	7,028	5,000	11,869	23,897	3,555,564	3,579,461	342
Commercial	2,142	10	5,317	7,469	1,512,923	1,520,392	985
Consumer and Other	103	30	582	715	62,284	62,999	28
Total	$9,273	$5,040	$17,768	$32,081	$5,130,771	$5,162,852	$1,355

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$240	$536	$2,954	$3,730	$2,214,198	$2,217,928	$44
Construction	279	1,320	3,198	4,797	665,001	669,798	-
Residential	1,792	1,207	4,058	7,057	675,337	682,394	20
Total Real Estate Loans	2,311	3,063	10,210	15,584	3,554,536	3,570,120	64
Commercial	1,101	71	1,622	2,794	1,356,044	1,358,838	52
Consumer and Other	280	252	188	720	63,107	63,827	11
Total	$3,692	$3,386	$12,020	$19,098	$4,973,687	$4,992,785	$127

The following table presents non-accrual loans by segment as of June 30, 2024, and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,865	$3,280
Construction	6,234	3,543
Residential	6,830	7,352
Total Real Estate Loans	15,929	14,175
Commercial	4,475	2,395
Consumer and Other	604	373
Total	$21,008	$16,943
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2024, and December 31, 2023, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statement
Accrued interest receivable of $4.2 million was outstanding at both June 30, 2024, and December 31, 2023, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At June 30, 2024 and December 31, 2023, accrued interest receivable on loans was $25.9 million and $25.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Long Term Debt –
On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028. This tranche is currently redeemable at the Company’s option. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028. This tranche is currently redeemable at the Company's option. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023, by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $948,000 and $1.1 million fair value adjustment as of June 30, 2024, and December 31, 2023, respectively.
Note 8– Bank Term Funding Program (“BTFP”) –
On March 12, 2023, the Federal Reserve Board developed the BTFP, which offered loans to banks with a term of up to one year. The loans were secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed rate of 4.38% and matured on March 22, 2024, at which time the Bank repaid them in full.
Note 9– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $305.2 million and $211.2 million as of June 30, 2024, and December 31, 2023, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at June 30, 2024 and December 31, 2023 was $29.3 million and $35.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $875,000 at both June 30, 2024, and December 31, 2023, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 3.72%paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2024, and December 31, 2023, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at June 30, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan of $25.0 million at June 30, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at June 30, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at June 30, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
The Company had an additional $1.2 billion remaining on the FHLB line availability at June 30, 2024.
Note 10– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $3.0 million and $2.8 million for the six months ended June 30, 2024, and 2023, respectively. At June 30, 2024, the Company had a weighted average lease term of 6.1 years and a weighted average discount rate of 3.37%.
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2024 through December 31, 2024	$2,379
January 1, 2025 through December 31, 2025	3,869
January 1, 2026 through December 31, 2026	3,624
January 1, 2027 through December 31, 2027	3,388
January 1, 2028 through December 31, 2028	3,068
January 1, 2029 and Thereafter	5,523
Total Future Minimum Lease Payments	21,851
Less Imputed Interest	(2,194)
Present Value of Lease Liabilities	$19,657
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.2 billion at both June 30, 2024, and December 31, 2023, and standby and commercial letters of credit of approximately $50.8 million and $45.2 million at June 30, 2024 and December 31, 2023, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.1 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2024, and December 31, 2023. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Available for Sale:
U.S. Treasury Securities	$16,307	$-	$16,307	$-
U.S. Government Agency Securities	9,406	-	9,406	-
Corporate Securities	44,649	-	36,731	7,918
Mortgage-Backed Securities	519,023	-	519,023	-
Municipal Securities	285,663	-	259,820	25,843
Loans Held for Sale	680	-	680	-
Total	$875,728	$-	$841,967	$33,761

December 31, 2023
Available for Sale:
U.S. Treasury Securities	$16,239	$-	$16,239	$-
U.S. Government Agency Securities	9,410	-	9,410	-
Corporate Securities	43,839	-	35,871	7,968
Mortgage-Backed Securities	506,310	-	506,310	-
Municipal Securities	303,773	-	282,926	20,847
Loans Held for Sale	835	-	835	-
Total	$880,406	$-	$851,591	$28,815
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of June 30, 2024, and December 31, 2023.

	Corporate	Municipal
	Bonds	Securities
	(Dollars in thousands)
Balance at December 31, 2022	$19,000	$34,768
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(1,532)	(2,228)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	-	(1,798)
Transfers Into Level 3	-	-
Transfers Out of Level 3	(9,500)	(9,895)
Balance at December 31, 2023	7,968	20,847
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(50)	(2,445)
Purchases	-	9,938
Sales	-	-
Maturities, Prepayments, and Calls	-	(2,497)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at June 30, 2024	$7,918	$25,843
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2024.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
June 30, 2024
Corporate Securities	$7,918	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
Municipal Securities	25,843	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Assets:
Individually Evaluated Loans	$10,340	$-	$-	$10,340
Other Nonperforming Assets	1,983	-	-	1,983
Total	$12,323	$-	$-	$12,323

December 31, 2023
Assets:
Individually Evaluated Loans	$4,750	$-	$-	$4,750
Other Nonperforming Assets	1,685	-	-	1,685
Total	$6,435	$-	$-	$6,435
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
The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2024, and December 31, 2023 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2024
Financial Assets:
Cash and Short-Term Investments	$321,638	$321,638	$321,638	$-	$-
Securities	875,048	875,048	-	841,287	33,761
Loans Held for Sale	680	680	-	680	-
Loans - Net	5,121,440	5,024,266	-	-	5,024,266
Cash Value of BOLI	100,684	100,684	-	100,684	-
Other Equity Securities	38,805	38,805	-	-	38,805
Total	$6,458,295	$6,361,121	$321,638	$942,651	$5,096,832

Financial Liabilities:
Deposits	$5,563,670	$5,555,660	$-	$-	$5,555,660
Borrowings	428,528	406,469	-	406,469	-
Total	$5,992,198	$5,962,129	$-	$406,469	$5,555,660

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Financial Assets:
Cash and Short-Term Investments	$377,244	$377,244	$377,244	$-	$-
Securities	879,571	879,571	-	850,756	28,815
Loans Held for Sale	835	835	-	835	-
Loans - Net	4,952,371	4,849,503	-	-	4,849,503
Cash Value of BOLI	96,478	96,478	-	96,478	-
Other Equity Securities	33,942	33,942	-	-	33,942
Total	$6,340,441	$6,237,573	$377,244	$948,069	$4,912,260

Financial Liabilities:
Deposits	$5,248,790	$5,243,326	$-	$-	$5,243,326
Borrowings	635,073	613,464	-	613,464	-
Total	$5,883,863	$5,856,790	$-	$613,464	$5,243,326

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
We believe these factors include, but are not limited to, the following:

•risks relating to the proposed acquisition of Oakwood Bancshares, Inc. (“Oakwood”) including, without limitation: the timing of consummation of the proposed merger; the risk that any condition to closing of the proposed merger may not be satisfied or waived; the risk that the merger may not be completed at all; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures on solicitations of customers by competitors; as well as difficulties and risks inherent with entering new markets;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2023 to June 30, 2024, and its results of operations for the three and six months ended June 30, 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of June 30, 2024, we had total assets of $6.7 billion, total loans of $5.2 billion, total deposits of $5.6 billion, and total shareholders’ equity of $664.5 million.
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
Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $851.1 million and $1.0 billion as of June 30, 2024, and December 31, 2023, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Oakwood Bancshares, Inc. ("Oakwood")
On April 25, 2024, we, and Oakwood Bancshares, Inc. a Texas corporation ("Oakwood"), entererd into an Agreement and Plan of Reorganization, providing for the acquisition by us, of Oakwood. Oakwood had $839.7 million of total assets, including $726.6 million of deposits and $675.6 million of loans, as of March 31, 2024.
Financial Highlights
The financial highlights as of and for the six months ended June 30, 2024, include:
•Total assets of $6.7 billion, a $119.3 million, or 1.8%, increase from December 31, 2023.
•Total loans held for investment of $5.2 billion, a $170.1 million, or 3.4%, increase from December 31, 2023.
•Total deposits of $5.6 billion, a $314.9 million, or 6.0%, increase from December 31, 2023.
•Net income available to common shareholders of $28.1 million for the six months ended June 30, 2024, a $4.0 million, or 12.4%, decrease from the six months ended June 30, 2023.
•Net interest income of $105.5 million for the six months ended June 30, 2024, a decrease of $535,000, or 0.5%, from the six months ended June 30, 2023.
•Allowance for credit losses of 0.86% of total loans held for investment, compared to 0.88% as of December 31, 2023, and a ratio of nonperforming loans to total loans held for investment of 0.43%, compared to 0.34% as of December 31, 2023.

•Earnings per common share for the first six months of 2024 of $1.11 per basic common share and $1.10 per diluted common share, compared to $1.28 per basic common share and $1.27 per diluted common share for the first six months of 2023.
•Return on average assets of 0.84% over the first six months of 2024, compared to 1.04% for the first six months of 2023.
•Return on average common equity of 9.73% over the first six months of 2024, compared to 12.39% for the first six months of 2023.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.49%, 9.29%, 10.57% and 12.88%, respectively, compared to 9.52%, 9.15%, 10.46% and 12.85% at December 31, 2023.
•Book value per common share of $23.24, an increase of 2.9% from $22.58 at December 31, 2023.
Results of Operations for the Three and Six Months Ended June 30, 2024, and 2023
Performance Summary
For the three months ended June 30, 2024, net income available to common shareholders was $15.9 million, or $0.63 per basic common share and $0.62 per diluted common share, compared to net income of $18.4 million, or $0.73 per basic and diluted common share, for the three months ended June 30, 2023. Return on average assets, on an annualized basis, decreased to 0.95% for the three months ended June 30, 2024, from 1.18% for the three months ended June 30, 2023. Return on average equity, on an annualized basis, decreased to 10.94% for the three months ended June 30, 2024, as compared to 13.99% for the three months ended June 30, 2023.
For the six months ended June 30, 2024, net income available to common shareholders was $28.1 million, or $1.11 per basic common share and $1.10 per diluted common share, compared to net income of $32.1 million, or $1.28 per basic common share and $1.27 per diluted common share, for the six months ended June 30, 2023. Return on average assets, on an annualized basis, decreased to 0.84% for the six months ended June 30, 2024, from 1.04% for the six months ended June 30, 2023. Return on average equity, on an annualized basis, decreased to 9.73% for the six months ended June 30, 2024, as compared to 12.39% for the six months ended June 30, 2023.
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
For the three months ended June 30, 2024, net interest income totaled $54.0 million, and net interest margin and net interest spread were 3.45% and 2.47%, respectively, compared to $53.3 million, 3.63%, and 2.75%, respectively, for the three months ended June 30, 2023. The average yield on the loan portfolio was 7.07% for the three months ended June 30, 2024, compared to 6.54% for the three months ended June 30, 2023, and the average yield on total interest-earning assets was 6.38% for the three months ended June 30, 2024, compared to 5.84% for the three months ended June 30, 2023. For the three months ended June 30, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 76 basis points compared to the three months ended June 30, 2023, primarily due to the Federal Reserve increasing rates during 2023.
For the six months ended June 30, 2024, net interest income totaled $105.5 million, and net interest margin and net interest spread were 3.39% and 2.42%, respectively, compared to $106.1 million, 3.69%, and 2.85%, respectively, for the six months ended June 30, 2023. The average yield on the loan portfolio was 6.97% for the six months ended June 30, 2024, compared to 6.44% for the six months ended June 30, 2023, and the average yield on total interest-earning assets was 6.28% for the six months ended June 30, 2024, compared to 5.75% for the six months ended June 30, 2023. For the six months ended June 30, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 88 basis points compared to the six months ended June 30, 2023, primarily due to the Federal Reserve increasing rates during 2023.
The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2024, and 2023, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the tables below, and throughout this report, are month-end averages.

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,153,642	$90,604	7.07%	$4,861,783	$79,223	6.54%
Securities	891,384	5,933	2.68	916,421	5,097	2.23
Interest-bearing deposits in other banks	246,590	3,333	5.44	117,086	1,528	5.23
Total interest-earning assets	6,291,616	99,870	6.38	5,895,290	85,848	5.84
Allowance for loan losses	(41,450)			(42,010)
Noninterest-earning assets	461,007			421,376
Total assets	$6,711,173	$99,870		$6,274,656	$85,848
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,268,207	$40,900	3.85%	$3,405,221	$23,680	2.79%
Subordinated debt	99,913	1,354	5.45	108,619	1,251	4.62
Subordinated debt - trust preferred securities	5,000	113	9.09	5,000	108	8.66
Bank Term Funding Program	-	-	-	384,816	4,309	4.49
Advances from FHLB	324,691	3,372	4.18	298,324	3,038	4.08
Other borrowings	19,164	122	2.56	22,109	136	2.47
Total interest-bearing liabilities	4,716,975	45,861	3.91	4,224,089	32,522	3.09
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,297,085			1,410,983
Other liabilities	41,999			40,329
Total noninterest-bearing liabilities	1,339,084			1,451,312
Shareholders' equity:
Common shareholders' equity	583,184			527,325
Preferred equity	71,930			71,930
Total shareholders' equity	655,114			599,255
Total liabilities and shareholders' equity	$6,711,173			$6,274,656
Net interest rate spread (1)			2.47%			2.75%
Net interest income		$54,009			$53,326
Net interest margin (2)			3.45%			3.63%
Overall cost of funds			3.07%			2.31%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,090,289	$176,551	6.97%	$4,790,843	$152,991	6.44%
Securities	890,158	11,532	2.61	921,958	9,879	2.16
Interest-bearing deposits in other banks	288,426	7,798	5.44	87,282	2,470	5.71
Total interest-earning assets	6,268,873	195,881	6.28	5,800,083	165,340	5.75
Allowance for loan losses	(40,988)			(41,772)
Noninterest-earning assets	461,465			440,549
Total assets	$6,689,350	$195,881		$6,198,860	$165,340
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,170,406	$78,929	3.81%	$3,372,358	$42,608	2.55%
Subordinated debt	99,942	2,710	5.45	109,634	2,640	4.86
Subordinated debt - trust preferred securities	5,000	226	9.09	5,000	206	8.31
Bank Term Funding Program	130,220	2,788	4.31	207,411	4,689	4.56
Advances from FHLB	274,096	5,466	4.01	410,348	8,880	4.36
Other borrowings	17,640	222	2.53	21,502	242	2.27
Total interest-bearing liabilities	4,697,304	90,341	3.87	4,126,253	59,265	2.90
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,289,948			1,442,084
Other liabilities	49,754			36,601
Total noninterest-bearing liabilities	1,339,702			1,478,685
Shareholders' equity:
Common shareholders' equity	580,414			521,992
Preferred equity	71,930			71,930
Total shareholders' equity	652,344			593,922
Total liabilities and shareholders' equity	$6,689,350			$6,198,860
Net interest rate spread (1)			2.42%			2.85%
Net interest income		$105,540			$106,075
Net interest margin (2)			3.39%			3.69%
Overall cost of funds			3.03%			2.15%
___________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

The following tables present information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For the purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,131	$6,250	$11,381
Securities	(167)	1,003	836
Interest-bearing deposits in other banks	1,750	55	1,805
Total increase in interest income	$6,714	$7,308	$14,022
Interest-bearing liabilities:
Interest-bearing deposits	$8,270	$8,950	$17,220
Subordinated debt	(118)	221	103
Subordinated debt - trust preferred securities	-	5	5
Bank Term Funding Program	-	(4,309)	(4,309)
Advances from FHLB	274	60	334
Other borrowings	(19)	5	(14)
Total increase in interest expense	$8,407	$4,932	$13,339
Increase (decrease) in net interest income	$(1,693)	$2,376	$683

	For the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$10,386	$13,174	$23,560
Securities	(412)	2,065	1,653
Interest-bearing deposits in other banks	5,438	(110)	5,328
Total increase in interest income	$15,412	$15,129	$30,541
Interest-bearing liabilities:
Interest-bearing deposits	$15,104	$21,217	$36,321
Subordinated debt	(263)	333	70
Subordinated debt - trust preferred securities	-	20	20
Bank Term Funding Program	(1,653)	(248)	(1,901)
Advances from FHLB	(2,717)	(697)	(3,414)
Other borrowings	(49)	29	(20)
Total increase in interest expense	$10,422	$20,654	$31,076
Increase (decrease) in net interest income	$4,990	$(5,525)	$(535)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $1.3 million for the three months ended June 30, 2024, and $538,000 for the same period in 2023. For the six months ended June 30, 2024, and 2023, the provision for credit losses was $2.5 million and $3.8 million, respectively. The higher provision for the three months ended June 30, 2024, compared to the same period in 2023 relates primarily to higher net charge-offs in the current period, caused primarily by the resolution of two commercial relationships totaling $613,000 of net charge-offs. The lower provision for the six months ended June 30, 2024, compared to the same period in 2023 relates primarily to an improved macro-economic and market outlook in the current six-month period. Additionally, net charge-offs were elevated during the six months ended June 30, 2023 due to the resolution of certain acquired credit deteriorated loans.

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

	For the Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,537	$2,413	$124
Debit card and ATM fee income	1,950	1,646	304
Bank-owned life insurance income	627	547	80
Gain on sales of loans	2,460	494	1,966
Loss on sales of investment securities	-	(61)	61
Fees and brokerage commissions	1,875	1,791	84
Mortgage origination income	35	56	(21)
Correspondent bank income	218	94	124
Gain on sales of other real estate owned	2	14	(12)
Gain on extinguishment of debt	-	941	(941)
Swap fee income	285	7	278
Pass-through income from other investments	392	2,812	(2,420)
Other	1,795	1,204	591
Total noninterest income	$12,176	$11,958	$218

	For the Six Months Ended June 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$4,976	$4,694	$282
Debit card and ATM fee income	3,726	3,216	510
Bank-owned life insurance income	1,206	1,071	135
Gain on sales of loans	2,599	1,105	1,494
Loss on sales of investment securities	(1)	(62)	61
Fees and brokerage commissions	3,812	3,604	208
Mortgage origination income	104	130	(26)
Correspondent bank income	414	131	283
Gain on sales of other real estate owned	65	223	(158)
Gain on extinguishment of debt	-	941	(941)
Swap fee income	514	13	501
Pass-through income from other investments	686	2,985	(2,299)
Other	3,461	2,295	1,166
Total noninterest income	$21,562	$20,346	$1,216

Total noninterest income increased $218,000, or 1.8%, for the three months ended June 30, 2024 from the same period in 2023. The increase is primarily due to the increases in the gains on sales of loans of $2.0 million, other income of $744,000, debit card and ATM fee income of $304,000 and swap fee income of $278,000, offset with the gain on the extinguishment of debt of $941,000 which occurred in the same period in 2023 and $2.4 million less in pass-through income from other investments from the same period in 2023.
Total noninterest income increased $1.2 million, or 6.0%, for the six months ended June 30, 2024 from the same period in 2023. The increase is primarily due to the increases in the gains on sales of loans of $1.5 million, other income of $1.4 million and swap fee income of $501,000, offset with the gain on the extinguishment of debt of $941,000 which occurred in the same period in 2023 and $2.3 million less in pass-through income from other investments from the same period in 2023.
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
The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$25,523	$22,339	$3,184
Non-staff expenses:
Occupancy of bank premises	2,634	2,406	228
Depreciation and amortization	1,742	1,720	22
Data processing	2,641	3,035	(394)
FDIC assessment fees	874	1,092	(218)
Legal and professional fees	1,042	961	81
Advertising and promotions	966	1,226	(260)
Utilities and communications	718	720	(2)
Ad valorem shares tax	900	965	(65)
Directors' fees	268	270	(2)
Other real estate owned expenses and write-downs	71	39	32
Merger and conversion related expenses	409	68	341
Other	5,322	4,861	461
Total noninterest expense	$43,110	$39,702	$3,408

	For the Six Months Ended June 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$50,939	$45,515	$5,424
Non-staff expenses:
Occupancy of bank premises	5,148	4,703	445
Depreciation and amortization	3,418	3,430	(12)
Data processing	5,220	4,520	700
FDIC assessment fees	1,702	2,025	(323)
Legal and professional fees	1,908	1,574	334
Advertising and promotions	2,111	2,374	(263)
Utilities and communications	1,392	1,441	(49)
Ad valorem shares tax	1,800	1,930	(130)
Directors' fees	550	539	11
Other real estate owned expenses and write-downs	108	169	(61)
Merger and conversion related expenses	749	171	578
Other	10,587	9,990	597
Total noninterest expense	$85,632	$78,381	$7,251
For the three months ended June 30, 2024, total noninterest expense increased $3.4 million, or 8.6%, from the three months ended June 30, 2023, primarily attributed to the increase in salaries and employee benefits of $3.2 million, or 14.3%.
For the six months ended June 30, 2024, total noninterest expense increased $7.3 million, or 9.3%, from the six months ended June 30, 2023, primarily attributed to the increase in salaries and employee benefits of $5.4 million, or 11.9%.
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
For the three months ended June 30, 2024, income tax expense totaled $4.6 million, a decrease of $746,000, or 14.1%, compared to $5.3 million for the same period in 2023. Our effective tax rates for the three months ended June 30, 2024, and 2023 were 21.0% and 21.2%, respectively.
For the six months ended June 30, 2024, income tax expense totaled $8.2 million, a decrease of $1.3 million, or 13.9%, compared to $9.5 million for the same period in 2023. Our effective tax rates for the six months ended June 30, 2024, and 2023 were 21.0% and 21.5%, respectively.
Financial Condition
Our total assets increased $119.3 million, or 1.8%, from December 31, 2023, to June 30, 2024, due primarily from the increase in our loan portfolio.
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
As of June 30, 2024, total loans, excluding mortgage loans held for sale, were $5.2 billion, an increase of $170.1 million, or 3.4%, compared to $5.0 billion as of December 31, 2023. Additionally, $680,000, and $835,000 in loans were classified as loans held for sale as of June 30, 2024, and December 31, 2023, respectively.
Total loans held for investment as a percentage of total deposits were 92.8% and 95.1% as of June 30, 2024, and December 31, 2023, respectively. Total loans held for investment as a percentage of total assets were 77.0% and 75.8% as of June 30, 2024, and December 31, 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2024 (Unaudited)		As of December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,198,119	42.6%	$2,217,928	44.4%
Construction	637,466	12.3	669,798	13.4
Residential	743,876	14.4	682,394	13.7
Total Real Estate Loans	3,579,461	69.3	3,570,120	71.5
Commercial	1,520,392	29.5	1,358,838	27.2
Consumer and Other	62,999	1.2	63,827	1.3
Total loans held for investment	$5,162,852	100.0%	$4,992,785	100.0%
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
Real Estate: Commercial loans decreased $19.8 million or 0.9%, remaining at $2.2 billion as of June 30, 2024.
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
Real Estate: Construction loans decreased $32.3 million, or 4.8%, to $637.5 million as of June 30, 2024, from $669.8 million as of December 31, 2023.
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

Real Estate: Residential loans increased $61.5 million, or 9.0%, to $743.9 million as of June 30, 2024, from $682.4 million as of December 31, 2023.
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
Commercial loans increased $161.6 million, or 11.9%, to $1.5 billion as of June 30, 2024, from $1.4 billion as of December 31, 2023.
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
Consumer and other loans decreased $828,000, or 1.3%, to $63.0 million as of June 30, 2024, from $63.8 million as of December 31, 2023.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$248,039	$1,329,736	$539,078	$81,266	$2,198,119
Construction	318,430	264,527	37,380	17,129	637,466
Residential	101,555	432,719	139,908	69,694	743,876
Total Real Estate Loans	668,024	2,026,982	716,366	168,089	3,579,461
Commercial	628,426	640,081	247,708	4,177	1,520,392
Consumer and Other	35,288	23,657	3,897	157	62,999
Total loans held for investment	$1,331,738	$2,690,720	$967,971	$172,423	$5,162,852

Fixed rate loans:
Real Estate Loans:
Commercial	$118,877	$1,117,278	$368,120	$13,810	$1,618,085
Construction	98,152	150,108	14,632	10,067	272,959
Residential	61,214	379,883	89,128	20,051	550,276
Total Real Estate Loans	278,243	1,647,269	471,880	43,928	2,441,320
Commercial	182,805	350,673	137,693	-	671,171
Consumer and Other	26,803	17,868	3,203	157	48,031
Total fixed rate loans	$487,851	$2,015,810	$612,776	$44,085	$3,160,522

Floating rate loans:
Real Estate Loans:
Commercial	$129,162	$212,458	$170,958	$67,456	$580,034
Construction	220,278	114,419	22,748	7,062	364,507
Residential	40,341	52,836	50,780	49,643	193,600
Total Real Estate Loans	389,781	379,713	244,486	124,161	1,138,141
Commercial	445,621	289,408	110,015	4,177	849,221
Consumer and Other	8,485	5,789	694	-	14,968
Total floating rate loans	$843,887	$674,910	$355,195	$128,338	$2,002,330

	As of December 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$251,365	$1,256,655	$620,029	$89,879	$2,217,928
Construction	325,883	278,039	45,910	19,966	669,798
Residential	79,357	401,852	137,283	63,902	682,394
Total Real Estate Loans	656,605	1,936,546	803,222	173,747	3,570,120
Commercial	520,058	594,274	243,744	762	1,358,838
Consumer and Other	35,971	23,520	4,134	202	63,827
Total loans held for investment	$1,212,634	$2,554,340	$1,051,100	$174,711	$4,992,785

Fixed rate loans:
Real Estate Loans:
Commercial	$156,227	$1,067,124	$450,884	$17,470	$1,691,705
Construction	96,020	187,970	16,388	13,866	314,244
Residential	49,434	344,549	85,731	14,952	494,666
Total Real Estate Loans	301,681	1,599,643	553,003	46,288	2,500,615
Commercial	134,242	331,029	147,388	-	612,659
Consumer and Other	26,867	17,373	3,260	159	47,659
Total fixed rate loans	$462,790	$1,948,045	$703,651	$46,447	$3,160,933

Floating rate loans:
Real Estate Loans:
Commercial	$95,138	$189,531	$169,145	$72,409	$526,223
Construction	229,863	90,069	29,522	6,100	355,554
Residential	29,923	57,303	51,552	48,950	187,728
Total Real Estate Loans	354,924	336,903	250,219	127,459	1,069,505
Commercial	385,816	263,245	96,356	762	746,179
Consumer and Other	9,104	6,147	874	43	16,168
Total floating rate loans	$749,844	$606,295	$347,449	$128,264	$1,831,852
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $24.3 million and$18.8 million in nonperforming assets as of June 30, 2024, and December 31, 2023, respectively. We had $22.4 million in nonperforming loans as of June 30, 2024, compared to $17.1 million as of December 31, 2023. The increase in nonperforming assets from December 31, 2023, to June 30, 2024, is primarily due to two lending relationships secured by residential real estate and one commercial loan that is unsecured.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$21,008	$16,943
Accruing loans 90 or more days past due	1,355	127
Total nonperforming loans	22,363	17,070
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	1,691	1,326
Residential real estate	292	359
Total other real estate owned	1,983	1,685
Total nonperforming assets	$24,346	$18,755
Ratio of nonperforming loans to total loans held for investment	0.43%	0.34%
Ratio of nonperforming assets to total assets	0.36	0.28
Ratio of nonaccrual loans to total loans held for investment	0.41	0.34

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$2,865	$3,280
Construction	6,234	3,543
Residential	6,830	7,352
Total Real Estate Loans	15,929	14,175
Commercial	4,475	2,395
Consumer and Other	604	373
Total	$21,008	$16,943
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

	As of June 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,144,730	$43,091	$9,239	$1,059	$2,198,119
Construction	626,279	4,088	7,099	-	637,466
Residential	731,511	2,710	9,295	360	743,876
Total Real Estate Loans	3,502,520	49,889	25,633	1,419	3,579,461
Commercial	1,483,339	13,467	23,008	578	1,520,392
Consumer and Other	62,271	-	728	-	62,999
Total	$5,048,130	$63,356	$49,369	$1,997	$5,162,852

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,188,840	$18,658	$9,163	$1,267	$2,217,928
Construction	661,796	4,087	3,570	345	669,798
Residential	669,391	3,161	9,353	489	682,394
Total Real Estate Loans	3,520,027	25,906	22,086	2,101	3,570,120
Commercial	1,338,339	14,623	5,308	568	1,358,838
Consumer and Other	63,265	100	462	-	63,827
Total	$4,921,631	$40,629	$27,856	$2,669	$4,992,785
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
As of June 30, 2024, the allowance for credit losses totaled $44.5 million, or 0.86%, of total loans held for investment. As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Six Months Ended June 30, 2024 (Unaudited)	As of and For the Year Ended December 31, 2023
	(Dollars in thousands)
Average loans outstanding	$5,090,289	$4,859,637
Gross loans held for investment outstanding end of period	$5,162,852	$4,992,785
Allowance for credit losses at beginning of period	$43,738	$38,783
Adoption of ASU 2016-13	-	5,857
Provision for credit losses	2,496	4,483
Charge-offs:
Real Estate:
Commercial	(9)	2,049
Construction	60	36
Residential	283	42
Total Real Estate	334	2,127
Commercial	682	2,813
Consumer and other	943	1,489
Total charge-offs	1,959	6,429
Recoveries:
Real Estate:
Commercial	10	26
Construction	-	1
Residential	5	18
Total Real Estate	15	45
Commercial	58	672
Consumer and other	159	327
Total recoveries	232	1,044
Net charge-offs	1,727	5,385
Allowance for credit losses at end of period	$44,507	$43,738
Ratio of allowance for credit losses to end of period loans held for investment	0.86%	0.88%
Ratio of net charge-offs to average loans	0.03	0.11
Ratio of allowance for credit losses to nonaccrual loans	211.86	258.15

	As of and For the Six Months Ended June 30, 2024 (Unaudited)		As of and For the Year Ended December 31, 2023		As of and For the Six Months Ended June 30, 2023 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$(19)	0.00%	$2,023	0.04%	$1,811	0.04%
Construction	60	0.00%	35	0.00%	1	0.00%
Residential	278	0.01%	24	0.00%	35	0.00%
Total Real Estate Loans	319	0.01%	2,082	0.04%	1,847	0.04%
Commercial	624	0.01%	2,141	0.05%	291	0.01%
Consumer and Other	784	0.01%	1,162	0.02%	622	0.01%
Total net charge-offs (recoveries)	$1,727	0.03%	$5,385	0.11%	$2,760	0.06%
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

	As of June 30, 2024 (Unaudited)		As of December 31, 2023		As of June 30, 2023 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$17,865	40.1%	$17,882	40.9%	$18,448	40.4%
Construction	6,982	15.7	8,142	18.6	10,019	22.0
Residential	6,270	14.1	5,662	12.9	5,484	12.0
Total real estate	31,117	69.9	31,686	72.4	33,951	74.4
Commercial	12,902	29.0	11,796	27.0	11,258	24.7
Consumer and Other	488	1.1	256	0.6	431	0.9
Total allowance for credit losses	$44,507	100.0%	$43,738	100.0%	$45,640	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2024, the carrying amount of investment securities totaled $875.0 million, a decrease of $4.5 million, or 0.5%, compared to $879.6 million as of December 31, 2023. The decrease was primarily due to unrealized losses and paydowns in the first six months of 2024. Securities represented 13.1% and 13.4% of total assets as of June 30, 2024, and December 31, 2023, respectively.
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

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,661	$-	$1,354	$16,307
U.S. government agencies	10,212	-	806	9,406
Corporate bonds	49,646	32	5,029	44,649
Mortgage-backed securities	567,000	929	48,906	519,023
Municipal securities	316,471	127	30,935	285,663
Total	$960,990	$1,088	$87,030	$875,048

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,690	$-	$1,451	$16,239
U.S. government agencies	10,258	-	848	9,410
Corporate bonds	49,609	-	5,770	43,839
Mortgage-backed securities	555,148	976	49,814	506,310
Municipal securities	331,273	298	27,798	303,773
Total	$963,978	$1,274	$85,681	$879,571
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of June 30, 2024.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both June 30, 2024 and December 31, 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of June 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$-	-%	$16,307	0.80%	$-	-%	$-	-%	$16,307	0.80%
U.S. government agencies	-	-%	9,406	0.92%	-	-%	-	-%	9,406	0.92%
Corporate bonds	208	-%	3,428	6.18%	41,013	4.48%	-	-%	44,649	4.59%
Mortgage-backed securities	4,121	0.69%	42,902	2.17%	185,253	2.83%	286,747	3.00%	519,023	2.85%
Municipal securities	21,848	1.43%	97,272	1.62%	109,234	1.93%	57,309	2.50%	285,663	1.90%
Total	$26,177	1.30%	$169,315	1.73%	$335,500	2.74%	$344,056	2.92%	$875,048	2.57%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,239	0.80%	$-	-%	$-	-%	$16,239	0.80%
U.S. government agencies	-	-%	9,410	0.92%	-	-%	-	-%	9,410	0.92%
Corporate bonds	213	-%	2,390	4.78%	41,236	4.61%	-	-%	43,839	4.60%
Mortgage-backed securities	147	1.28%	46,339	2.06%	191,332	2.68%	268,492	2.73%	506,310	2.65%
Municipal securities	16,766	1.56%	96,739	1.55%	117,092	1.91%	73,176	2.38%	303,773	1.89%
Total	$17,126	1.54%	$171,117	1.63%	$349,660	2.65%	$341,668	2.66%	$879,571	2.43%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.80 years with an estimated effective duration of 3.84 years as of June 30, 2024.
As of June 30, 2024, and December 31, 2023, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of June 30, 2024, and December 31, 2023, the Company held other equity securities of $38.8 million and $33.9 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2024, were $5.6 billion, an increase of $314.9 million, or 6.0%, compared to $5.2 billion as of December 31, 2023. Total uninsured deposits were $2.3 billion, or 40.7%, of total deposits as of June 30, 2024 compared to $2.0 billion, or 38.9%, of total deposits as of December 31, 2023. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of June 30, 2024, were $1.3 billion compared to $1.3 billion as of December 31, 2023, an increase of $11.1 million, or 0.9%.
Average deposits for the six months ended June 30, 2024, were $5.5 billion, an increase of $481.2 million, or 9.7%, over the full year average for the year ended December 31, 2023, of $5.0 billion. The average rate paid on total interest-bearing deposits increased over this period from 3.00% for the year ended December 31, 2023, to 3.81% for the six months ended June 30, 2024. The increase in average rates was driven by the Federal Reserve raising rates during the year ended December 31, 2023 and consumer demand for higher earning interest bearing accounts. The cost of deposits increased to 2.91% for the six months ended June 30, 2024, compared to 2.15% for the year ended December 31, 2023.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2024 (Unaudited)		For the Year Ended December 31, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$535,959	3.73%	$507,782	3.40%
Negotiable order of withdrawal ("NOW") accounts	458,239	1.94%	468,094	1.33%
Limited access money market accounts and savings	1,934,196	3.85%	1,441,836	2.77%
Certificates and other time deposits > $250k	614,620	4.62%	498,054	4.01%
Certificates and other time deposits < $250k	627,392	4.31%	650,450	3.61%
Total interest-bearing deposits	4,170,406	3.81%	3,566,216	3.00%
Noninterest-bearing demand accounts	1,289,948	-%	1,412,979	-%
Total deposits	$5,460,354	2.91%	$4,979,195	2.15%
The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2024, and the year ended December 31, 2023, was 23.6% and 28.4%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2024:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$150,684	$228,003
More than 3 months but less than 6 months	124,806	87,517
More than 6 months but less than 12 months	137,290	64,244
12 months or more	188,453	34,689
Total	$601,233	$414,453

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of June 30, 2024:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at June 30, 2024 and December 31, 2023.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of June 30, 2024, and December 31, 2023, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at June 30, 2024, and December 31, 2023. We had an additional $1.2 billion of availability through the FHLB at both June 30, 2024, and December 31, 2023. As of June 30, 2024 and December 31, 2023, we had $851.1 million and $1.0 billion, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.7 billion and $6.3 billion for the six months ended June 30, 2024, and the year ended December 31, 2023, respectively.

	For the Six Months Ended June 30, 2024 (Unaudited)	For the Year Ended December 31, 2023
Source of Funds:
Deposits:
Noninterest-bearing	19.3%	22.3%
Interest-bearing	62.3	56.2
Subordinated debt (excluding trust preferred securities)	1.5	1.7
Advances from FHLB	4.1	5.2
Other borrowings	0.3	0.4
Bank Term Funding Program	2.0	4.0
Other liabilities	0.7	0.7
Shareholders' equity	9.8	9.5
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	75.5%	76.0%
Securities available for sale	13.3	14.2
Interest-bearing deposits in other banks	4.3	2.8
Other noninterest-earning assets	6.9	7.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.6%	28.4%
Average loans to average deposits	93.2	97.6
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 6.3% for the six months ended June 30, 2024, compared to the same period in 2023. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.80 years and an effective duration of 3.84 years as of June 30, 2024. As of December 31, 2023, our securities portfolio had a weighted average life of 4.57 years and an effective duration of 3.81 years.
As of June 30, 2024, we had outstanding $1.2 billion in commitments to extend credit and $50.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had outstanding $1.2 billion in commitments to extend credit and $45.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of June 30, 2024, and December 31, 2023 we had cash and cash equivalents, including federal funds sold, of $321.6 million and $377.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $664.5 million as of June 30, 2024, compared to $644.3 million as of December 31, 2023, an increase of $20.3 million, or 3.1%. This increase was primarily due to net income of $30.8 million offset with other comprehensive losses of $1.2 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, and dividends paid on preferred stock and common stock of $9.9 million.

On July 25, 2024, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of August 15, 2024. The dividend is to be paid on August 31, 2024, or as soon as practicable thereafter.
On July 25, 2024, our Board declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2024, in the amount of $0.14 per common share to the common shareholders of record as of August 15, 2024. The dividend is to be paid on August 31, 2024, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2024, and December 31, 2023, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2024 (Unaudited)		As of December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$773,237	12.88%	$754,990	12.85%
Tier 1 capital (to risk weighted assets)	634,646	10.57%	614,975	10.46%
Common Equity Tier 1 capital (to risk weighted assets)	557,716	9.29%	538,045	9.15%
Tier 1 Leverage capital (to average assets)	634,646	9.49%	614,975	9.52%

b1BANK
Total capital (to risk weighted assets)	$751,544	12.53%	$730,117	12.43%
Tier 1 capital (to risk weighted assets)	707,037	11.79%	686,379	11.69%
Common Equity Tier 1 capital (to risk weighted assets)	707,037	11.79%	686,379	11.69%
Tier 1 Leverage capital (to average assets)	707,037	10.59%	686,379	10.63%
FHLB Advances
Advances from the FHLB totaled approximately $305.2 million and $211.2 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.07% and 3.65%, respectively, and mature within ten years.

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
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2024, and December 31, 2023 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $305.2 million and $211.2 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.07% and 3.65%, respectively, and mature within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We repaid this debt in full at the time of maturity. The subordinated debt totaled $99.9 million and $100.0 million at June 30, 2024 and December 31, 2023, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $948,000 and $1.1 million remaining at June 30, 2024 and December 31, 2023, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of June 30, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$4,315	$7,239	$6,066	$4,231	$21,851
Time deposits	943,523	216,524	41,026	21	1,201,094
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	875	129,333	100,000	75,000	305,208
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,445	-	-	-	18,445
Standby and commercial letters of credit	24,278	25,960	581	-	50,819
Commitments to extend credit	639,497	318,369	125,603	107,191	1,190,660
Total	$1,630,933	$697,425	$290,776	$272,870	$2,892,004

	As of December 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,429	$7,166	$6,426	$5,617	$23,638
Time deposits	1,027,366	238,222	35,490	21	1,301,099
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	111,198	25,000	75,000	211,198
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,885	-	-	-	18,885
Standby and commercial letters of credit	43,704	927	546	-	45,177
Commitments to extend credit	625,521	330,138	106,171	112,477	1,174,307
Total	$2,019,905	$687,651	$191,133	$279,542	$3,178,231
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(0.34%)	(4.56%)	(5.50%)	(5.59%)
+200	(0.05%)	(2.87%)	(3.20%)	(3.47%)
+100	0.09%	(1.28%)	(1.10%)	(1.39%)
Base	-%	-%	-%	-%
-100	(0.23%)	0.84%	0.30%	1.40%
-200	(0.98%)	0.68%	0.50%	2.67%
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended June 30, 2024, was $16.3 million, or $0.64 per diluted common share, compared to core net income available to common shareholders of $17.7 million, or $0.70 per diluted common share, for the three months ended June 30, 2023. Notable noncore events impacting earnings for the three months ended June 30, 2024, included $419,000 in acquisition-related expenses, compared to $941,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the $5.7 million subordinated debt redemption, for the same period in 2023.
For the six months ended June 30, 2024, core net income available to common shareholders, was $29.1 million, or $1.14 per diluted common share, compared to core net income available to common shareholders of $31.5 million, or $1.25 per diluted common share, for the six months ended June 30, 2023. Notable noncore events impacting earnings for the six months ended June 30, 2024, included $50,000 in a gain on the sale of a former bank premises and $1.1 million in acquisition-related expenses, compared to $941,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the $5.7 million subordinated debt redemption, and $171,000 in acquisition-related expenses for the same period in 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$99,870	$85,848	$195,881	$165,340
Core interest income	99,870	85,848	195,881	165,340
Interest Expense:

Interest expense	45,861	32,522	90,341	59,265
Core interest expense	45,861	32,522	90,341	59,265
Provision for Credit Losses:
Provision for credit losses	1,310	538	2,496	3,760
Core provision expense	1,310	538	2,496	3,760
Other Income:
Other income	12,176	11,958	21,562	20,346
Gains on former bank premises and equipment	-	-	(50)	-
Losses on sale of securities	-	61	1	62
Gain on extinguishment of debt	-	(941)	-	(941)
Core other income	12,176	11,078	21,513	19,467
Other Expense:
Other expense	43,110	39,702	85,632	78,381
Acquisition-related expenses (2)	(419)	(68)	(1,134)	(171)
Core other expense	42,691	39,634	84,498	78,210
Pre-Tax Income:
Pre-tax income	21,765	25,044	38,974	44,280
Gains on former bank premises and equipment	-	-	(50)	-
Losses on sale of securities	-	61	1	62
Gain on extinguishment of debt	-	(941)	-	(941)
Acquisition-related expenses (2)	419	68	1,134	171
Core pre-tax income	22,184	24,232	40,059	43,572
Provision for Income Taxes: (1)
Provision for income taxes	4,559	5,305	8,198	9,516
Tax on gains on former bank premises and equipment	-	-	(11)	-
Tax on losses on sale of securities	-	13	-	13
Tax on gain on extinguishment of debt	-	(199)	-	(199)
Tax on acquisition-related expenses (2)	2	14	91	20
Core provision for income taxes	4,561	5,133	8,278	9,350
Preferred Dividends
Preferred dividends	1,350	1,350	2,700	2,700
Core preferred dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders:
Net income available to common shareholders	15,856	18,389	28,076	32,064
Gains on former bank premises and equipment , net of tax	-	-	(39)	-
Losses on sale of securities, net of tax	-	48	1	49
Gain on extinguishment of debt, net of tax	-	(742)	-	(742)
Acquisition-related expenses (2), net of tax	417	54	1,043	151
Core net income available to common shareholders	$16,273	$17,749	$29,081	$31,522
Diluted Earnings Per Common Share:

Diluted earnings per common share	$0.62	$0.73	$1.10	$1.27
Gains on former bank premises and equipment , net of tax	-	-	-	-
Losses on sale of securities, net of tax	-	-	-	-
Gain on extinguishment of debt, net of tax	-	(0.03)	-	(0.03)
Acquisition-related expenses (2), net of tax	0.02	-	0.04	0.01
Core diluted earnings per common share	$0.64	$0.70	$1.14	$1.25
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$664,530	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	592,600	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,849)	(11,895)
Total tangible common equity	$490,224	$472,043
Common shares outstanding (1)	25,502,175	25,351,809
Book value per common shares (1)	$23.24	$22.58
Tangible book value per common shares (1)	19.22	18.62
____________________________
(1)Excludes the dilutive effect, if any, of 216,063 and 217,094 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2024 and December 31, 2023, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$664,530	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	592,600	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,849)	(11,895)
Total tangible common equity	$490,224	$472,043
Tangible Assets
Total Assets	$6,703,889	$6,584,550
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,849)	(11,895)
Total tangible assets	$6,601,513	$6,484,264
Common Equity to Total Assets	8.8%	8.7%
Tangible Common Equity to Tangible Assets	7.4	7.3
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Number	Description

2.1
Agreement and Plan of Reorganization, dated April 25, 2024, by and between Business First Bancshares, Inc., and Oakwood Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 25, 2024).

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

10.1
Form of Voting Agreement by and among Business First Bancshares, Inc. and certain shareholders of Oakwood Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 25, 2024).

10.2
Form of Director Support Agreement by and among Business First Bancshares, Inc., Oakwood Bancshares, Inc. and each non-employee director of Oakwood Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 25, 2024).

10.3	Change in Control Agreement, dated November 16, 2022, by and among Business First Bancshares, Inc., b1BANK and N. Jerome Vascocu, Jr.*

10.4	Retention Bonus Agreement dated November 21, 2022, by and among Business First Bancshares, Inc., b1BANK and N. Jerome Vascocu, Jr.*

10.5	Supplemental Executive Retirement Plan Participation Agreement, dated as of February 28, 2023, between b1BANK and N. Jerome Vascocu, Jr.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

July 31, 2024	/s/ David R. Melville, III
David R. Melville, III
President and Chief Executive Officer

July 31, 2024	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer