Form 10-Q
period 2024-09-30
Business First Bancshares, Inc.
filed 2024-10-31
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 24, 2024, the issuer has outstanding 29,541,455 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and Due from Banks	$213,199	$226,110
Federal Funds Sold	169,980	151,134
Securities Purchased Under Agreements to Resell	25,879	-
Securities Available for Sale, at Fair Values (Amortized Cost of $974,596 at September 30, 2024 and $963,978 at December 31, 2023)	916,091	879,571
Mortgage Loans Held for Sale	-	835
Loans and Lease Receivable, Net of Allowance for Loan Losses of $42,154 at September 30, 2024 and $40,414 at December 31, 2023	5,177,964	4,952,371
Premises and Equipment, Net	67,617	69,480
Accrued Interest Receivable	32,547	29,916
Other Equity Securities	39,555	33,942
Other Real Estate Owned	1,787	1,685
Cash Value of Life Insurance	101,362	96,478
Deferred Taxes	20,852	27,323
Goodwill	91,527	88,391
Core Deposit and Customer Intangible	10,326	11,895
Other Assets	19,963	15,419
Total Assets	$6,888,649	$6,584,550
LIABILITIES
Deposits:
Noninterest Bearing	$1,190,942	$1,299,090
Interest Bearing	4,450,004	3,949,700
Total Deposits	5,640,946	5,248,790
Securities Sold Under Agreements to Repurchase	21,529	18,885
Bank Term Funding Program	-	300,000
Federal Home Loan Bank Borrowings	367,202	211,198
Subordinated Debt	99,818	99,990
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	3,752	14,841
Other Liabilities	50,878	41,587
Total Liabilities	6,189,125	5,940,291

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both September 30, 2024 and December 31, 2023, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 25,519,501 and 25,351,809 Shares Issued and Outstanding at September 30, 2024 and December 31, 2023, respectively	25,520	25,352
Additional Paid-in Capital	398,237	397,447
Retained Earnings	249,981	216,115
Accumulated Other Comprehensive Loss	(46,144)	(66,585)
Total Shareholders' Equity	699,524	644,259
Total Liabilities and Shareholders' Equity	$6,888,649	$6,584,550
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income:
Interest and Fees on Loans	$93,307	$84,575	$269,858	$237,566
Interest and Dividends on Non-taxable Securities	1,050	1,099	3,200	3,265
Interest and Dividends on Taxable Securities	5,367	3,954	14,749	11,667
Interest on Federal Funds Sold and Due From Banks	3,017	3,694	10,815	6,164
Total Interest Income	102,741	93,322	298,622	258,662
Interest Expense:
Interest on Deposits	41,303	30,110	120,232	72,718
Interest on Borrowings	5,324	7,918	16,736	24,575
Total Interest Expense	46,627	38,028	136,968	97,293
Net Interest Income	56,114	55,294	161,654	161,369
Provision for Credit Losses	1,665	604	4,161	4,364
Net Interest Income after Provision for Credit Losses	54,449	54,690	157,493	157,005
Other Income:
Service Charges on Deposit Accounts	2,723	2,540	7,699	7,234
Loss on Sales of Securities	(13)	-	(14)	(62)
Gain on Sales of Loans	122	321	2,721	1,426
Other Income	7,942	7,022	21,930	21,631
Total Other Income	10,774	9,883	32,336	30,229
Other Expenses:
Salaries and Employee Benefits	24,877	22,487	75,816	68,002
Occupancy and Equipment Expense	5,828	5,445	16,902	15,558
Other Expenses	11,745	10,675	35,364	33,428
Total Other Expenses	42,450	38,607	128,082	116,988
Income Before Income Taxes	22,773	25,966	61,747	70,246
Provision for Income Taxes	4,930	5,511	13,128	15,027
Net Income	17,843	20,455	48,619	55,219
Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders	$16,492	$19,104	$44,568	$51,168
Earnings Per Common Share:
Basic	$0.65	$0.76	$1.77	$2.04
Diluted	$0.65	$0.76	$1.75	$2.02
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Net Income	$17,843	$20,455	$48,619	$55,219

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	27,424	(16,398)	25,888	(24,009)
Unrealized Gain (Loss) on Share of Other Equity Investments	-	(8)	14	(1,451)
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	13	-	14	62
Income Tax Effect	(5,797)	3,466	(5,475)	5,366
Other Comprehensive Income (Loss)	21,640	(12,940)	20,441	(20,032)
Consolidated Comprehensive Income	$39,483	$7,515	$69,060	$35,187
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at June 30, 2023	$71,930	$25,344	$395,875	$189,115	$(81,296)	$600,968
Comprehensive Income:
Net Income	-	-	-	20,455	-	20,455
Other Comprehensive Loss	-	-	-	-	(12,940)	(12,940)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,351)	-	(1,351)
Cash Dividends Declared on Common Stock, $0.12 Per Share	-	-	-	(3,012)	-	(3,012)
Stock Based Compensation Cost	-	-	246	-	-	246
Balances at September 30, 2023	$71,930	$25,344	$396,121	$205,207	$(94,236)	$604,366

Balances at June 30, 2024	$71,930	$25,502	$397,851	$237,031	$(67,784)	$664,530
Comprehensive Income:
Net Income	-	-	-	17,843	-	17,843
Other Comprehensive Income	-	-	-	-	21,640	21,640
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,351)	-	(1,351)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,542)	-	(3,542)
Stock Based Compensation Cost	-	18	386	-	-	404
Balances at September 30, 2024	$71,930	$25,520	$398,237	$249,981	$(46,144)	$699,524
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	55,219	-	55,219
Other Comprehensive Loss	-	-	-	-	(20,032)	(20,032)
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	-	-	-	(4,051)	-	(4,051)
Cash Dividends Declared on Common Stock, $0.36 Per Share	-	-	-	(9,089)	-	(9,089)
Stock Based Compensation Cost	-	234	2,431	-	-	2,665
Balances at September 30, 2023	71,930	25,344	396,121	205,207	(94,236)	604,366

Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	48,619	-	48,619
Other Comprehensive Income	-	-	-	-	20,441	20,441
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	-	-	-	(4,051)	-	(4,051)
Cash Dividends Declared on Common Stock, $0.42 Per Share	-	-	-	(10,702)	-	(10,702)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	168	821	-	-	989
Balances at September 30, 2024	$71,930	$25,520	$398,237	$249,981	$(46,144)	$699,524
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Consolidated Net Income	$48,619	$55,219
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,161	4,364
Depreciation and Amortization	3,693	3,546
Net Accretion of Purchase Accounting Adjustments	(1,788)	(6,159)
Stock Based Compensation Cost	989	2,665
Net Amortization of Securities	1,738	3,241
Loss on Sales of Securities	14	62
Gain on Sale of Loans	(2,299)	(375)
Income on Other Equity Securities	(1,723)	(3,826)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(49)	(308)
Increase in Cash Value of Life Insurance	(1,884)	(1,675)
Deferred Income Tax Expense	996	2,121
Gain on Sale of Branch	-	(932)
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(2,631)	(2,394)
Increase in Other Assets	(4,339)	(3,313)
Increase (Decrease) in Accrued Interest Payable	(11,089)	9,096
Increase in Other Liabilities	9,664	9,816
Net Cash Provided by Operating Activities	44,072	71,148

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(92,345)	(46,211)
Proceeds from Maturities / Sales of Securities Available for Sale	27,964	17,320
Proceeds from Paydowns of Securities Available for Sale	52,011	42,688
Net Cash Paid in Acquisition	(3,279)	-
Net Cash Paid in Sale of Branch	-	(14,506)
Purchases of Other Equity Securities	(4,539)	(13,961)
Redemption of Other Equity Securities	663	21,212
Purchase of Life Insurance	(3,000)	(2,273)
Net Increase in Loans	(224,512)	(307,487)
Net Purchases of Premises and Equipment	(1,837)	(5,718)
Loss on Disposal of Premises and Equipment	7	-
Proceeds from Sales of Other Real Estate	589	1,240
Net Increase in Securities Purchased Under Agreements to Resell	(25,879)	-
Net Increase in Federal Funds Sold	(18,846)	(181,010)
Net Cash Used in Investing Activities	(293,003)	(488,706)
(CONTINUED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Financing Activities:
Net Increase in Deposits	392,156	386,713
Net Increase in Securities Sold Under Agreements to Repurchase	2,644	3,037
Net Decrease in Federal Funds Purchased	-	(14,057)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	156,004	(195,916)
Net Proceeds (Repayments) on Bank Term Funding Program	(300,000)	300,000
Repayment of Subordinated Debt	-	(8,900)
Gain on Extinguishment of Debt	-	(1,458)
Costs from Issuance of Common Stock	(31)	-
Payment of Dividends on Preferred Stock	(4,051)	(4,051)
Payment of Dividends on Common Stock	(10,702)	(9,089)
Net Cash Provided by Financing Activities	236,020	456,279
Net Increase (Decrease) in Cash and Cash Equivalents	(12,911)	38,721
Cash and Cash Equivalents at Beginning of Period	226,110	152,740
Cash and Cash Equivalents at End of Period	$213,199	$191,461

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$121,562	$71,039
Interest on Borrowings	$26,495	$17,158
Income Tax Payments	$11,101	$9,489

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$25,902	$(23,947)
Change in the Unrealized Gain (Loss) on Equity Securities	$14	$(1,451)
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(5,475)	$5,366
Transfer of Loans to Other Real Estate	$642	$1,118
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

ASU 2023-07 became effective for the Company on January 1, 2024. Retrospective application is required upon adoption. The Company is still evaluating the impact of the ASU on the consolidated financial statements and disclosures.

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
The Company has recorded approximately $1.5 million and $236,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the nine months ended September 30, 2024, and year ended December 31, 2023, respectively.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$17,843	$20,455	$48,619	$55,219
Less: Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shares	$16,492	$19,104	$44,568	$51,168
Denominator:
Weighted Average Common Shares Outstanding	25,289,094	25,111,548	25,227,319	25,064,856
Dilutive Effect of Stock Options and RSAs	151,153	177,112	194,427	217,052
Weighted Average Dilutive Common Shares	25,440,247	25,288,660	25,421,746	25,281,908

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.65	$0.76	$1.77	$2.04

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.65	$0.76	$1.75	$2.02
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of September 30, 2024, and December 31, 2023 are summarized as follows:

	September 30, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,646	$-	$880	$16,766
U.S. Government Agencies	10,188	-	517	9,671
Corporate Securities	48,209	26	3,754	44,481
Mortgage-Backed Securities	590,034	4,724	34,692	560,066
Municipal Securities	308,519	378	23,790	285,107
Total Securities Available for Sale	$974,596	$5,128	$63,633	$916,091

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
The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,766	$880	$16,766	$880
U.S. Government Agencies	-	-	9,671	517	9,671	517
Corporate Securities	-	-	41,527	3,754	41,527	3,754
Mortgage-Backed Securities	1,765	11	360,330	34,681	362,095	34,692
Municipal Securities	4,144	16	251,079	23,774	255,223	23,790
Total Securities Available for Sale	$5,909	$27	$679,373	$63,606	$685,282	$63,633

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,239	$1,451	$16,239	$1,451
U.S. Government Agencies	-	-	9,410	848	9,410	848
Corporate Securities	7,529	362	36,106	5,408	43,635	5,770
Mortgage-Backed Securities	21,436	895	375,891	48,919	397,327	49,814
Municipal Securities	8,013	63	270,467	27,735	278,480	27,798
Total Securities Available for Sale	$36,978	$1,320	$708,113	$84,361	$745,091	$85,681
As of September 30, 2024, and December 31, 2023, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of September 30, 2024, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$26,315	$26,048
One to Five Years	193,423	183,972
Over Five to Ten Years	353,833	330,029
Over Ten Years	401,025	376,042
Total Securities Available for Sale	$974,596	$916,091
Securities available for sale with a fair value of $347.2 million and $629.7 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of September 30, 2024, and December 31, 2023, respectively.
At September 30, 2024 and December 31, 2023, accrued interest receivable on securities was $3.8 million and $4.7 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,256,370	$2,217,928
Construction	654,353	669,798
Residential	743,878	682,394
Total Real Estate Loans	3,654,601	3,570,120
Commercial	1,496,480	1,358,838
Consumer and Other	69,037	63,827
Total Loans Held for Investment	5,220,118	4,992,785

Less:
Allowance for Loan Losses	(42,154)	(40,414)
Net Loans	$5,177,964	$4,952,371
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2024 and December 31, 2023. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of September 30, 2024 and December 31, 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net deferred loan origination fees were $12.8 million and $12.6 million at September 30, 2024 and December 31, 2023, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2024 and December 31, 2023, overdrafts of $6.1 million and $2.2 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $743.3 million and $723.5 million at September 30, 2024 and December 31, 2023, respectively. The Company had servicing rights of $954,000 and $1.1 million recorded at both September 30, 2024, and December 31, 2023, respectively, which are recorded within other assets.
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
The following tables set forth, as of September 30, 2024, and December 31, 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2024
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Charge-offs	(1)	(672)	(293)	(859)	(1,558)	(3,383)
Recoveries	15	-	12	264	236	527
Provision (Recovery)	394	(267)	1,118	1,756	1,595	4,596
Ending Balance	$18,084	$5,657	$6,322	$11,585	$506	$42,154

Reserve for Unfunded Loan Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	54	(720)	5	222	4	(435)
Ending Balance	$260	$826	$182	$1,594	$27	$2,889

Total Allowance for Credit Losses	$18,344	$6,483	$6,504	$13,179	$533	$45,043

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

	September 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$7,375	$-	$883	$-
Construction	4,124	142	2,334	513
Residential	-	-	1,533	-
Total Real Estate Loans	11,499	142	4,750	513
Commercial	-	-	-	-
Consumer and Other	-	-	-	-
Total	$11,499	$142	$4,750	$513

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
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of September 30, 2024, and December 31, 2023:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2024
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2024	$198,896	$-	$-	$-	$-	$198,896	$-
Originated in 2023	190,774	22,185	139	-	-	213,098	-
Originated in 2022	718,376	38,881	3,353	-	-	760,610	2
Originated in 2021	390,941	5,910	473	-	-	397,324	-
Originated in 2020	126,015	1,967	446	-	-	128,428	4
Originated Prior to 2020	471,558	4,342	6,765	879	-	483,544	(5)
Revolving	73,370	440	660	-	-	74,470	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,169,930	$73,725	$11,836	$879	$-	$2,256,370	$1

Real Estate: Construction
Originated in 2024	$140,112	$-	$403	$-	$-	$140,515	$-
Originated in 2023	117,290	-	701	-	-	117,991	46
Originated in 2022	198,474	-	1,258	-	-	199,732	278
Originated in 2021	67,395	-	3,005	-	-	70,400	348
Originated in 2020	25,524	-	15	-	-	25,539	-
Originated Prior to 2020	28,172	101	2,004	-	-	30,277	-
Revolving	69,502	397	-	-	-	69,899	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$646,469	$498	$7,386	$-	$-	$654,353	$672

Real Estate: Residential
Originated in 2024	$62,319	$-	$231	$-	$-	$62,550	$2
Originated in 2023	74,311	-	148	-	-	74,459	1
Originated in 2022	203,168	1,162	1,158	10	-	205,498	10
Originated in 2021	94,188	116	207	-	-	94,511	1
Originated in 2020	62,259	384	503	41	-	63,187	2
Originated Prior to 2020	132,326	1,687	5,968	251	-	140,232	73
Revolving	102,013	148	1,053	-	-	103,214	204
Revolving Loans Converted to Term	227	-	-	-	-	227	-
Total Real Estate: Residential	$730,811	$3,497	$9,268	$302	$-	$743,878	$293

Commercial
Originated in 2024	$274,743	$1,737	$8,155	$-	$-	$284,635	$-
Originated in 2023	258,892	2,555	1,104	-	-	262,551	19
Originated in 2022	205,033	1,029	9,441	-	-	215,503	450
Originated in 2021	98,866	2,743	1,657	-	-	103,266	271
Originated in 2020	29,771	45	576	-	-	30,392	43
Originated Prior to 2020	59,768	1,933	524	329	-	62,554	76
Revolving	529,754	5,779	2,029	-	-	537,562	-
Revolving Loans Converted to Term	17	-	-	-	-	17	-
Total Commercial	$1,456,844	$15,821	$23,486	$329	$-	$1,496,480	$859

Consumer and Other
Originated in 2024	$8,487	$-	$-	$-	$-	$8,487	$24
Originated in 2023	6,775	-	21	-	-	6,796	59
Originated in 2022	5,181	-	13	-	-	5,194	38
Originated in 2021	2,273	-	46	-	-	2,319	4
Originated in 2020	1,219	-	67	-	-	1,286	31
Originated Prior to 2020	25,657	-	65	-	-	25,722	40
Revolving	18,803	-	407	-	-	19,210	1,362
Revolving Loans Converted to Term	23	-	-	-	-	23	-
Total Consumer and Other	$68,418	$-	$619	$-	$-	$69,037	$1,558

Total Loans	$5,072,472	$93,541	$52,595	$1,510	$-	$5,220,118	$3,383

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
As of September 30, 2024, and December 31, 2023, loan balances outstanding more than 90 days past due and still accruing interest amounted to $185,000 and $127,000, respectively. As of September 30, 2024 and December 31, 2023, loan balances outstanding on nonaccrual status amounted to $25.9 million and $16.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of September 30, 2024, and December 31, 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	September 30, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$3,745	$77	$6,751	$10,573	$2,245,797	$2,256,370	$-
Construction	7,511	-	5,171	12,682	641,671	654,353	56
Residential	804	1,246	4,865	6,915	736,963	743,878	-
Total Real Estate Loans	12,060	1,323	16,787	30,170	3,624,431	3,654,601	56
Commercial	6,365	522	5,346	12,233	1,484,247	1,496,480	103
Consumer and Other	151	41	520	712	68,325	69,037	26
Total	$18,576	$1,886	$22,653	$43,115	$5,177,003	$5,220,118	$185

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$240	$536	$2,954	$3,730	$2,214,198	$2,217,928	$44
Construction	279	1,320	3,198	4,797	665,001	669,798	-
Residential	1,792	1,207	4,058	7,057	675,337	682,394	20
Total Real Estate Loans	2,311	3,063	10,210	15,584	3,554,536	3,570,120	64
Commercial	1,101	71	1,622	2,794	1,356,044	1,358,838	52
Consumer and Other	280	252	188	720	63,107	63,827	11
Total	$3,692	$3,386	$12,020	$19,098	$4,973,687	$4,992,785	$127

The following table presents non-accrual loans by segment as of September 30, 2024, and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Real Estate Loans:
Commercial	$7,100	$3,280
Construction	5,736	3,543
Residential	6,909	7,352
Total Real Estate Loans	19,745	14,175
Commercial	5,581	2,395
Consumer and Other	548	373
Total	$25,874	$16,943
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2024, and December 31, 2023, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statement
Accrued interest receivable of $4.0 million and $4.2 million was outstanding at September 30, 2024, and December 31, 2023, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At September 30, 2024 and December 31, 2023, accrued interest receivable on loans was $28.8 million and $25.2 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Long Term Debt –
On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028. This tranche is currently redeemable at the Company’s option. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028. This tranche is currently redeemable at the Company's option. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023, by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $890,000 and $1.1 million fair value adjustment as of September 30, 2024, and December 31, 2023, respectively.
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
Note 9– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $367.2 million and $211.2 million as of September 30, 2024, and December 31, 2023, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at September 30, 2024 and December 31, 2023 was $26.3 million and $35.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $875,000 at both September 30, 2024, and December 31, 2023, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 3.72%paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2024, and December 31, 2023, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at September 30, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan of $25.0 million at September 30, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at September 30, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at September 30, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
One short-term fixed rate loan of $65.0 million at September 30, 2024, with interest at 4.88% paid monthly. Principal and interest was due, and paid, at maturity in October 2024.
The Company had an additional $1.2 billion remaining on the FHLB line availability at September 30, 2024.
Note 10– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $4.5 million and $4.2 million for the nine months ended September 30, 2024, and 2023, respectively. At September 30, 2024, the Company had a weighted average lease term of 6.1 years and a weighted average discount rate of 3.44%.
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2024 through December 31, 2024	$1,293
January 1, 2025 through December 31, 2025	4,232
January 1, 2026 through December 31, 2026	3,969
January 1, 2027 through December 31, 2027	3,573
January 1, 2028 through December 31, 2028	3,077
January 1, 2029 and Thereafter	5,539
Total Future Minimum Lease Payments	21,683
Less Imputed Interest	(2,095)
Present Value of Lease Liabilities	$19,588
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.2 billion at both September 30, 2024, and December 31, 2023, and standby and commercial letters of credit of approximately $47.9 million and $45.2 million at September 30, 2024 and December 31, 2023, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $2.9 million and $3.3 million at September 30, 2024 and December 31, 2023, respectively.

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2024, and December 31, 2023. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2024
Available for Sale:
U.S. Treasury Securities	$16,766	$-	$16,766	$-
U.S. Government Agency Securities	9,671	-	9,671	-
Corporate Securities	44,481	-	36,040	8,441
Mortgage-Backed Securities	560,066	-	560,066	-
Municipal Securities	285,107	-	259,881	25,226
Loans Held for Sale	—	-	—	-
Total	$916,091	$-	$882,424	$33,667

December 31, 2023
Available for Sale:
U.S. Treasury Securities	$16,239	$-	$16,239	$-
U.S. Government Agency Securities	9,410	-	9,410	-
Corporate Securities	43,839	-	35,871	7,968
Mortgage-Backed Securities	506,310	-	506,310	-
Municipal Securities	303,773	-	282,926	20,847
Loans Held for Sale	835	-	835	-
Total	$880,406	$-	$851,591	$28,815
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of September 30, 2024, and December 31, 2023.

	Corporate	Municipal
	Bonds	Securities
	(Dollars in thousands)
Balance at December 31, 2022	$19,000	$34,768
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(1,532)	(2,228)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	-	(1,798)
Transfers Into Level 3	-	-
Transfers Out of Level 3	(9,500)	(9,895)
Balance at December 31, 2023	7,968	20,847
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	473	(1,841)
Purchases	-	9,938
Sales	-	-
Maturities, Prepayments, and Calls	-	(3,718)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at June 30, 2024	$8,441	$25,226
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2024.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
September 30, 2024
Corporate Securities	$8,441	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
Municipal Securities	25,226	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2024
Assets:
Individually Evaluated Loans	$11,499	$-	$-	$11,499
Other Nonperforming Assets	1,787	-	-	1,787
Total	$13,286	$-	$-	$13,286

December 31, 2023
Assets:
Individually Evaluated Loans	$4,750	$-	$-	$4,750
Other Nonperforming Assets	1,685	-	-	1,685
Total	$6,435	$-	$-	$6,435
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
The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2024, and December 31, 2023 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2024
Financial Assets:
Cash and Short-Term Investments	$383,179	$383,179	$383,179	$-	$-
Securities Purchased Under Agreements to Resell	25,879	25,879	-	25,879	-
Securities	916,091	916,091	-	882,424	33,667
Loans Held for Sale	-	-	-	-	-
Loans - Net	5,177,964	5,122,452	-	-	5,122,452
Cash Value of BOLI	101,362	101,362	-	101,362	-
Other Equity Securities	39,555	39,555	-	-	39,555
Total	$6,644,030	$6,588,518	$383,179	$1,009,665	$5,195,674

Financial Liabilities:
Deposits	$5,640,946	$5,640,442	$-	$-	$5,640,442
Borrowings	493,549	480,092	-	480,092	-
Total	$6,134,495	$6,120,534	$-	$480,092	$5,640,442

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2023
Financial Assets:
Cash and Short-Term Investments	$377,244	$377,244	$377,244	$-	$-
Securities	879,571	879,571	-	850,756	28,815
Loans Held for Sale	835	835	-	835	-
Loans - Net	4,952,371	4,849,503	-	-	4,849,503
Cash Value of BOLI	96,478	96,478	-	96,478	-
Other Equity Securities	33,942	33,942	-	-	33,942
Total	$6,340,441	$6,237,573	$377,244	$948,069	$4,912,260

Financial Liabilities:
Deposits	$5,248,790	$5,243,326	$-	$-	$5,243,326
Borrowings	635,073	613,464	-	613,464	-
Total	$5,883,863	$5,856,790	$-	$613,464	$5,243,326

Note 13– Subsequent Events –

On October 1, 2024, the Company consummated the merger of Oakwood Bancshares, Inc. ("Oakwood"), the parent bank holding company for Oakwood Bank, with and into the Company, with the Company continuing as the surviving corporation (the “Oakwood Merger”) pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of April 25, 2024, by and between the Company and Oakwood. Immediately, following consummation of the Oakwood Merger, Oakwood Bank merged with and into the Bank, with the Bank surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood Merger, the Company issued 3,914,012 shares of its common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had total assets of $863.6 million, $700.2 million in loans and $741.3 million in deposits.

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
We believe these factors include, but are not limited to, the following:

•risks relating to the Oakwood Merger and Oakwood Bank Merger (each as defined herein); unexpected costs associated with the integration of operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees and; increased competitive pressures on solicitations of customers by competitors;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2023 to September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of September 30, 2024, we had total assets of $6.9 billion, total loans of $5.2 billion, total deposits of $5.6 billion, and total shareholders’ equity of $699.5 million.
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
Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $921.9 million and $1.0 billion as of September 30, 2024, and December 31, 2023, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Oakwood Bancshares, Inc. ("Oakwood")

On October 1, 2024, we consummated the merger of Oakwood Bancshares, Inc. (“Oakwood”), the parent bank holding company for Oakwood Bank, with and into us, with us continuing as the surviving corporation (the “Oakwood Merger”) pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of April 25, 2024, by and between us and Oakwood. Immediately, following consummation of the Oakwood Merger, Oakwood Bank merged with and into the us, with us surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood Merger, we issued 3,914,012 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had $863.6 million of total assets, $700.2 million in loans and $741.3 million in deposits.
Financial Highlights
The financial highlights as of and for the nine months ended September 30, 2024, include:
•Total assets of $6.9 billion, a $304.1 million, or 4.6%, increase from December 31, 2023.
•Total loans held for investment of $5.2 billion, a $227.3 million, or 4.6%, increase from December 31, 2023.
•Total deposits of $5.6 billion, a $392.2 million, or 7.5%, increase from December 31, 2023.
•Net income available to common shareholders of $44.6 million for the nine months ended September 30, 2024, a $6.6 million, or 12.9%, decrease from the nine months ended September 30, 2023.
•Net interest income of $161.7 million for the nine months ended September 30, 2024, an increase of $285,000, or 0.2%, from the nine months ended September 30, 2023.
•Allowance for credit losses of 0.86% of total loans held for investment, compared to 0.88% as of December 31, 2023, and a ratio of nonperforming loans to total loans held for investment of 0.50%, compared to 0.34% as of December 31, 2023.
•Earnings per common share for the first nine months of 2024 of $1.77 per basic common share and $1.75 per diluted common share, compared to $2.04 per basic common share and $2.02 per diluted common share for the first nine months of 2023.

•Return on average assets of 0.89% over the first nine months of 2024, compared to 1.09% for the first nine months of 2023.
•Return on average common equity of 10.08% over the first nine months of 2024, compared to 13.00% for the first nine months of 2023.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.61%, 9.42%, 10.69% and 12.99%, respectively, compared to 9.52%, 9.15%, 10.46% and 12.85% at December 31, 2023.
•Book value per common share of $24.59, an increase of 8.9% from $22.58 at December 31, 2023.
Results of Operations for the Three and Nine Months Ended September 30, 2024, and 2023
Performance Summary
For the three months ended September 30, 2024, net income available to common shareholders was $16.5 million, or $0.65 per basic and diluted common share, compared to net income of $19.1 million, or $0.76 per basic and diluted common share, for the three months ended September 30, 2023. Return on average assets, on an annualized basis, decreased to 0.97% for the three months ended September 30, 2024, from 1.17% for the three months ended September 30, 2023. Return on average equity, on an annualized basis, decreased to 10.76% for the three months ended September 30, 2024, as compared to 14.16% for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, net income available to common shareholders was $44.6 million, or $1.77 per basic common share and $1.75 per diluted common share, compared to net income of $51.2 million, or $2.04 per basic common share and $2.02 per diluted common share, for the nine months ended September 30, 2023. Return on average assets, on an annualized basis, decreased to 0.89% for the nine months ended September 30, 2024, from 1.09% for the nine months ended September 30, 2023. Return on average equity, on an annualized basis, decreased to 10.08% for the nine months ended September 30, 2024, as compared to 13.00% for the nine months ended September 30, 2023.
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
For the three months ended September 30, 2024, net interest income totaled $56.1 million, and net interest margin and net interest spread were 3.51% and 2.54%, respectively, compared to $55.3 million, 3.61%, and 2.68%, respectively, for the three months ended September 30, 2023. The average yield on the loan portfolio was 7.12% for the three months ended September 30, 2024, compared to 6.84% for the three months ended September 30, 2023, and the average yield on total interest-earning assets was 6.42% for the three months ended September 30, 2024, compared to 6.10% for the three months ended September 30, 2023. For the three months ended September 30, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 48 basis points compared to the three months ended September 30, 2023, primarily due to the Federal Reserve increasing rates during 2023.

For the nine months ended September 30, 2024, net interest income totaled $161.7 million, and net interest margin and net interest spread were 3.43% and 2.46%, respectively, compared to $161.4 million, 3.66%, and 2.79%, respectively, for the nine months ended September 30, 2023. The average yield on the loan portfolio was 7.02% for the nine months ended September 30, 2024, compared to 6.58% for the nine months ended September 30, 2023, and the average yield on total interest-earning assets was 6.33% for the nine months ended September 30, 2024, compared to 5.87% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 74 basis points compared to the nine months ended September 30, 2023, primarily due to the Federal Reserve increasing rates during 2023.
The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2024, and 2023, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield.

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,212,948	$93,307	7.12%	$4,906,917	$84,575	6.84%
Securities	924,012	6,417	2.76	885,792	5,053	2.26
Interest-bearing deposits in other banks	227,035	3,017	5.29	278,420	3,694	5.26
Total interest-earning assets	6,363,995	102,741	6.42	6,071,129	93,322	6.10
Allowance for loan losses	(41,554)			(42,120)
Noninterest-earning assets	466,203			445,926
Total assets	$6,788,644	$102,741		$6,474,935	$93,322
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,308,780	$41,303	3.81%	$3,703,682	$30,110	3.23%
Subordinated debt	99,854	1,353	5.39	100,400	1,363	5.39
Subordinated debt - trust preferred securities	5,000	114	9.07	5,000	111	8.81
Bank Term Funding Program	-	-	-	300,000	3,422	4.53
Advances from FHLB	347,476	3,723	4.26	284,930	2,875	4.00
Other borrowings	20,971	134	2.54	23,542	147	2.48
Total interest-bearing liabilities	4,782,081	46,627	3.88	4,417,554	38,028	3.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,269,282			1,399,293
Other liabilities	55,333			50,947
Total noninterest-bearing liabilities	1,324,615			1,450,240
Shareholders' equity:
Common shareholders' equity	610,018			535,211
Preferred equity	71,930			71,930
Total shareholders' equity	681,948			607,141
Total liabilities and shareholders' equity	$6,788,644			$6,474,935
Net interest rate spread (1)			2.54%			2.68%
Net interest income		$56,114			$55,294
Net interest margin (2)			3.51%			3.61%
Overall cost of funds			3.07%			2.59%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,131,474	$269,858	7.02%	$4,829,537	$237,566	6.58%
Securities	901,525	17,949	2.66	909,901	14,932	2.19
Interest-bearing deposits in other banks	267,815	10,815	5.39	150,995	6,164	5.46
Total interest-earning assets	6,300,814	298,622	6.33	5,890,433	258,662	5.87
Allowance for loan losses	(41,178)			(41,888)
Noninterest-earning assets	463,080			442,341
Total assets	$6,722,716	$298,622		$6,290,886	$258,662
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,216,866	$120,232	3.81%	$3,482,797	$72,718	2.79%
Subordinated debt	99,913	4,063	5.43	106,555	4,003	5.02
Subordinated debt - trust preferred securities	5,000	340	9.08	5,000	317	8.48
Bank Term Funding Program	86,496	2,788	4.31	238,274	8,111	4.55
Advances from FHLB	298,735	9,189	4.11	368,542	11,755	4.26
Other borrowings	18,758	356	2.54	22,177	389	2.35
Total interest-bearing liabilities	4,725,768	136,968	3.87	4,223,345	97,293	3.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,283,035			1,427,821
Other liabilities	51,629			41,392
Total noninterest-bearing liabilities	1,334,664			1,469,213
Shareholders' equity:
Common shareholders' equity	590,354			526,398
Preferred equity	71,930			71,930
Total shareholders' equity	662,284			598,328
Total liabilities and shareholders' equity	$6,722,716			$6,290,886
Net interest rate spread (1)			2.46%			2.79%
Net interest income		$161,654			$161,369
Net interest margin (2)			3.43%			3.66%
Overall cost of funds			3.04%			2.30%
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

	For the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,478	$3,254	$8,732
Securities	265	1,099	1,364
Interest-bearing deposits in other banks	(683)	6	(677)
Total increase in interest income	$5,060	$4,359	$9,419
Interest-bearing liabilities:
Interest-bearing deposits	$5,800	$5,393	$11,193
Subordinated debt	(7)	(3)	(10)
Subordinated debt - trust preferred securities	-	3	3
Bank Term Funding Program	-	(3,422)	(3,422)
Advances from FHLB	670	178	848
Other borrowings	(16)	3	(13)
Total increase in interest expense	$6,447	$2,152	$8,599
Increase (decrease) in net interest income	$(1,387)	$2,207	$820

	For the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$15,879	$16,413	$32,292
Securities	(167)	3,184	3,017
Interest-bearing deposits in other banks	4,717	(66)	4,651
Total increase in interest income	$20,429	$19,531	$39,960
Interest-bearing liabilities:
Interest-bearing deposits	$20,930	$26,584	$47,514
Subordinated debt	(270)	330	60
Subordinated debt - trust preferred securities	-	23	23
Bank Term Funding Program	(4,892)	(431)	(5,323)
Advances from FHLB	(2,147)	(419)	(2,566)
Other borrowings	(65)	32	(33)
Total increase in interest expense	$13,556	$26,119	$39,675
Increase (decrease) in net interest income	$6,873	$(6,588)	$285
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $1.7 million for the three months ended September 30, 2024, and $604,000 for the same period in 2023. For the nine months ended September 30, 2024, and 2023, the provision for credit losses was $4.2 million and $4.4 million, respectively. The higher provision for the three months ended September 30, 2024, compared to the same period in 2023 relates primarily to deterioration in the economic forecast in the current period, as compared to the prior period. Additionally, during the three months ended September 30, 2023, certain nonperforming loans were resolved through charge-offs, with the remaining portfolio requiring a lower reserve replenishment rate. The lower provision for the nine months ended September 30, 2024, compared to the same period in 2023 relates primarily to an improved macro-economic and market outlook in the current nine-month period. Additionally, net charge-offs were elevated during the nine months ended September 30, 2023 due to the resolution of certain acquired credit deteriorated loans.

Noninterest Income (“Other Income”)
Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions and pass-through income from other investments (small business investment company (“SBIC”) partnerships and financial technology (“Fintech”) funds. The following tables present, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,723	$2,540	$183
Debit card and ATM fee income	1,864	1,581	283
Bank-owned life insurance income	679	604	75
Gain on sales of loans	122	321	(199)
Loss on sales of investment securities	(13)	-	(13)
Fees and brokerage commissions	1,968	1,933	35
Mortgage origination income	98	108	(10)
Correspondent bank income	217	137	80
Gain (loss) on sales of other real estate owned	(16)	85	(101)
Gain on sale of branch	-	932	(932)
Gain on extinguishment of debt	-	517	(517)
Swap fee income	937	8	929
Pass-through income (loss) from other investments	336	(11)	347
Other	1,859	1,128	731
Total noninterest income	$10,774	$9,883	$891

	For the Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$7,699	$7,234	$465
Debit card and ATM fee income	5,590	4,797	793
Bank-owned life insurance income	1,885	1,675	210
Gain on sales of loans	2,721	1,426	1,295
Loss on sales of investment securities	(14)	(62)	48
Fees and brokerage commissions	5,780	5,537	243
Mortgage origination income	202	238	(36)
Correspondent bank income	631	268	363
Gain on sales of other real estate owned	49	308	(259)
Gain on sale of branch	-	932	(932)
Gain on extinguishment of debt	-	1,458	(1,458)
Swap fee income	1,451	21	1,430
Pass-through income from other investments	1,022	2,974	(1,952)
Other	5,320	3,423	1,897
Total noninterest income	$32,336	$30,229	$2,107
Total noninterest income increased $891,000, or 9.0%, for the three months ended September 30, 2024 from the same period in 2023. The increase is primarily due to the increases in other income of $731,000, debit card and ATM fee income of $283,000, swap fee income of $929,000, and pass-through income from other investments of $347,000, offset with the gain on the sale of a branch of $932,000 and a gain on the extinguishment of debt of $517,000 which occurred in the same period in 2023.
Total noninterest income increased $2.1 million, or 7.0%, for the nine months ended September 30, 2024 from the same period in 2023. The increase is primarily due to the increases in the gains on sales of loans of $1.3 million, other income of $1.9 million and swap fee income of $1.4 million, offset with the gain on the extinguishment of debt of $1.5 million and the gain on the sale of a branch of $932,000 which occurred in the same period in 2023 and $2.0 million less in pass-through income from other investments from the same period in 2023.
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

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$24,877	$22,487	$2,390
Non-staff expenses:
Occupancy of bank premises	2,630	2,428	202
Depreciation and amortization	1,844	1,690	154
Data processing	2,881	2,024	857
FDIC assessment fees	887	779	108
Legal and professional fees	873	766	107
Advertising and promotions	1,057	1,202	(145)
Utilities and communications	716	758	(42)
Ad valorem shares tax	900	965	(65)
Directors' fees	245	278	(33)
Other real estate owned expenses and write-downs	11	14	(3)
Merger and conversion related expenses	319	2	317
Other	5,210	5,214	(4)
Total noninterest expense	$42,450	$38,607	$3,843

	For the Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$75,816	$68,002	$7,814
Non-staff expenses:
Occupancy of bank premises	7,778	7,131	647
Depreciation and amortization	5,262	5,120	142
Data processing	8,101	6,544	1,557
FDIC assessment fees	2,589	2,804	(215)
Legal and professional fees	2,781	2,340	441
Advertising and promotions	3,168	3,576	(408)
Utilities and communications	2,108	2,199	(91)
Ad valorem shares tax	2,700	2,895	(195)
Directors' fees	795	817	(22)
Other real estate owned expenses and write-downs	119	183	(64)
Merger and conversion related expenses	1,068	173	895
Other	15,797	15,204	593
Total noninterest expense	$128,082	$116,988	$11,094
For the three months ended September 30, 2024, total noninterest expense increased $3.8 million, or 10.0%, from the three months ended September 30, 2023, primarily attributed to the increase in salaries and employee benefits of $2.4 million, or 10.6%.

For the nine months ended September 30, 2024, total noninterest expense increased $11.1 million, or 9.5%, from the nine months ended September 30, 2023, primarily attributed to the increase in salaries and employee benefits of $7.8 million, or 11.5%.
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
For the three months ended September 30, 2024, income tax expense totaled $4.9 million, a decrease of $581,000, or 10.5%, compared to $5.5 million for the same period in 2023. Our effective tax rates for the three months ended September 30, 2024, and 2023 were 21.6% and 21.2%, respectively.
For the nine months ended September 30, 2024, income tax expense totaled $13.1 million, a decrease of $1.9 million, or 12.6%, compared to $15.0 million for the same period in 2023. Our effective tax rates for the nine months ended September 30, 2024, and 2023 were 21.3% and 21.4%, respectively.
Financial Condition
Our total assets increased $304.1 million, or 4.6%, from December 31, 2023, to September 30, 2024, due primarily from the increase in our loan portfolio.
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
As of September 30, 2024, total loans, excluding mortgage loans held for sale, were $5.2 billion, an increase of $227.3 million, or 4.6%, compared to $5.0 billion as of December 31, 2023. Additionally, $835,000 in loans were classified as loans held for sale as of December 31, 2023, and none at September 30, 2024.
Total loans held for investment as a percentage of total deposits were 92.5% and 95.1% as of September 30, 2024, and December 31, 2023, respectively. Total loans held for investment as a percentage of total assets were 75.8% as of both September 30, 2024, and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2024 (Unaudited)		As of December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial
Retail and Wholesale	$550,064	10.5%	$573,725	11.5%
Hospitality	285,129	5.5	249,027	5.0
Healthcare	216,294	4.1	201,098	4.0
Services	149,000	2.9	155,283	3.1
Energy	98,643	1.9	100,523	2.0
Other	957,240	18.3	938,272	18.8
Total Commercial	2,256,370	43.2	2,217,928	44.4
Construction	654,353	12.5	669,798	13.4
Residential	743,878	14.3	682,394	13.7
Total Real Estate Loans	3,654,601	70.0	3,570,120	71.5
Commercial	1,496,480	28.7	1,358,838	27.2
Consumer and Other	69,037	1.3	63,827	1.3
Total loans held for investment	$5,220,118	100.0%	$4,992,785	100.0%
The following table summarizes our commercial real estate portfolio broken down into the geographic regions we operate in.

	As of September 30, 2024		As of December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands) (Unaudited)
Commercial real estate:
Dallas Region	$581,862	25.8%	$618,608	27.9%
New Orleans Region	456,300	20.2	439,087	19.8
North Louisiana Region	446,431	19.8	418,510	18.9
Capitol Region	236,593	10.5	213,492	9.6
Houston Region	231,204	10.3	243,097	10.9
Southwest Louisiana Region	221,816	9.8	201,538	9.1
Bayou Region	82,164	3.6	83,596	3.8
Total commercial real estate	2,256,370	100.0%	2,217,928	100.0%
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
Real Estate: Commercial loans increased $38.4 million or 1.7%, to $2.3 billion as of September 30, 2024, from $2.2 billion as of December 31, 2023.
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
Real Estate: Construction loans decreased $15.4 million, or 2.3%, to $654.4 million as of September 30, 2024, from $669.8 million as of December 31, 2023.
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
Real Estate: Residential loans increased $61.5 million, or 9.0%, to $743.9 million as of September 30, 2024, from $682.4 million as of December 31, 2023.
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
Commercial loans increased $137.6 million, or 10.1%, to $1.5 billion as of September 30, 2024, from $1.4 billion as of December 31, 2023.
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
Consumer and other loans increased $5.2 million, or 8.2%, to $69.0 million as of September 30, 2024, from $63.8 million as of December 31, 2023.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$289,715	$1,372,631	$511,631	$82,393	$2,256,370
Construction	308,995	289,537	37,798	18,023	654,353
Residential	102,387	428,210	141,042	72,239	743,878
Total Real Estate Loans	701,097	2,090,378	690,471	172,655	3,654,601
Commercial	627,891	621,459	242,955	4,175	1,496,480
Consumer and Other	41,121	24,237	3,524	155	69,037
Total loans held for investment	$1,370,109	$2,736,074	$936,950	$176,985	$5,220,118

Fixed rate loans:
Real Estate Loans:
Commercial	$134,153	$1,097,292	$350,433	$12,924	$1,594,802
Construction	85,783	157,519	11,086	10,354	264,742
Residential	62,294	375,106	92,026	20,409	549,835
Total Real Estate Loans	282,230	1,629,917	453,545	43,687	2,409,379
Commercial	179,976	334,175	133,291	-	647,442
Consumer and Other	32,013	18,403	2,962	155	53,533
Total fixed rate loans	$494,219	$1,982,495	$589,798	$43,842	$3,110,354

Floating rate loans:
Real Estate Loans:
Commercial	$155,562	$275,339	$161,198	$69,469	$661,568
Construction	223,212	132,018	26,712	7,669	389,611
Residential	40,093	53,104	49,016	51,830	194,043
Total Real Estate Loans	418,867	460,461	236,926	128,968	1,245,222
Commercial	447,915	287,284	109,664	4,175	849,038
Consumer and Other	9,108	5,834	562	-	15,504
Total floating rate loans	$875,890	$753,579	$347,152	$133,143	$2,109,764

	As of December 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$251,365	$1,256,655	$620,029	$89,879	$2,217,928
Construction	325,883	278,039	45,910	19,966	669,798
Residential	79,357	401,852	137,283	63,902	682,394
Total Real Estate Loans	656,605	1,936,546	803,222	173,747	3,570,120
Commercial	520,058	594,274	243,744	762	1,358,838
Consumer and Other	35,971	23,520	4,134	202	63,827
Total loans held for investment	$1,212,634	$2,554,340	$1,051,100	$174,711	$4,992,785

Fixed rate loans:
Real Estate Loans:
Commercial	$156,227	$1,067,124	$450,884	$17,470	$1,691,705
Construction	96,020	187,970	16,388	13,866	314,244
Residential	49,434	344,549	85,731	14,952	494,666
Total Real Estate Loans	301,681	1,599,643	553,003	46,288	2,500,615
Commercial	134,242	331,029	147,388	-	612,659
Consumer and Other	26,867	17,373	3,260	159	47,659
Total fixed rate loans	$462,790	$1,948,045	$703,651	$46,447	$3,160,933

Floating rate loans:
Real Estate Loans:
Commercial	$95,138	$189,531	$169,145	$72,409	$526,223
Construction	229,863	90,069	29,522	6,100	355,554
Residential	29,923	57,303	51,552	48,950	187,728
Total Real Estate Loans	354,924	336,903	250,219	127,459	1,069,505
Commercial	385,816	263,245	96,356	762	746,179
Consumer and Other	9,104	6,147	874	43	16,168
Total floating rate loans	$749,844	$606,295	$347,449	$128,264	$1,831,852
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $27.8 million and$18.8 million in nonperforming assets as of September 30, 2024, and December 31, 2023, respectively. We had $26.1 million in nonperforming loans as of September 30, 2024, compared to $17.1 million as of December 31, 2023. The increase in nonperforming assets from December 31, 2023, to September 30, 2024, is primarily due to two lending relationships secured by residential real estate, one secured by commercial real estate, and one commercial loan that is unsecured.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$25,874	$16,943
Accruing loans 90 or more days past due	185	127
Total nonperforming loans	26,059	17,070
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	1,495	1,326
Residential real estate	292	359
Total other real estate owned	1,787	1,685
Total nonperforming assets	$27,846	$18,755
Ratio of nonperforming loans to total loans held for investment	0.50%	0.34%
Ratio of nonperforming assets to total assets	0.40	0.28
Ratio of nonaccrual loans to total loans held for investment	0.50	0.34

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$7,100	$3,280
Construction	5,736	3,543
Residential	6,909	7,352
Total Real Estate Loans	19,745	14,175
Commercial	5,581	2,395
Consumer and Other	548	373
Total	$25,874	$16,943
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

	As of September 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,169,930	$73,725	$11,836	$879	$2,256,370
Construction	646,469	498	7,386	-	654,353
Residential	730,811	3,497	9,268	302	743,878
Total Real Estate Loans	3,547,210	77,720	28,490	1,181	3,654,601
Commercial	1,456,844	15,821	23,486	329	1,496,480
Consumer and Other	68,418	-	619	-	69,037
Total	$5,072,472	$93,541	$52,595	$1,510	$5,220,118

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,188,840	$18,658	$9,163	$1,267	$2,217,928
Construction	661,796	4,087	3,570	345	669,798
Residential	669,391	3,161	9,353	489	682,394
Total Real Estate Loans	3,520,027	25,906	22,086	2,101	3,570,120
Commercial	1,338,339	14,623	5,308	568	1,358,838
Consumer and Other	63,265	100	462	-	63,827
Total	$4,921,631	$40,629	$27,856	$2,669	$4,992,785
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
As of September 30, 2024, the allowance for credit losses totaled $45.0 million, or 0.86%, of total loans held for investment. As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Nine Months Ended September 30, 2024 (Unaudited)	As of and For the Year Ended December 31, 2023
	(Dollars in thousands)
Average loans outstanding	$5,131,474	$4,859,637
Gross loans held for investment outstanding end of period	$5,220,118	$4,992,785
Allowance for credit losses at beginning of period	$43,738	$38,783
Adoption of ASU 2016-13	-	5,857
Provision for credit losses	4,161	4,483
Charge-offs:
Real Estate:
Commercial	1	2,049
Construction	672	36
Residential	293	42
Total Real Estate	966	2,127
Commercial	859	2,813
Consumer and other	1,558	1,489
Total charge-offs	3,383	6,429
Recoveries:
Real Estate:
Commercial	15	26
Construction	-	1
Residential	12	18
Total Real Estate	27	45
Commercial	264	672
Consumer and other	236	327
Total recoveries	527	1,044
Net charge-offs	2,856	5,385
Allowance for credit losses at end of period	$45,043	$43,738
Ratio of allowance for credit losses to end of period loans held for investment	0.86%	0.88%
Ratio of net charge-offs to average loans	0.06	0.11
Ratio of allowance for credit losses to nonaccrual loans	174.09	258.15

	As of and For the Nine Months Ended September 30, 2024 (Unaudited)		As of and For the Year Ended December 31, 2023		As of and For the Nine Months Ended September 30, 2023 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$(14)	0.00%	$2,023	0.04%	$1,806	0.04%
Construction	672	0.01%	35	0.00%	-	0.00%
Residential	281	0.01%	24	0.00%	33	0.00%
Total Real Estate Loans	939	0.02%	2,082	0.04%	1,839	0.04%
Commercial	595	0.01%	2,141	0.05%	1,752	0.03%
Consumer and Other	1,322	0.03%	1,162	0.02%	907	0.02%
Total net charge-offs (recoveries)	$2,856	0.06%	$5,385	0.11%	$4,498	0.09%
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

	As of September 30, 2024 (Unaudited)		As of December 31, 2023		As of September 30, 2023 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,344	40.7%	$17,882	40.9%	$18,832	42.3%
Construction	6,483	14.4	8,142	18.6	9,869	22.2
Residential	6,504	14.4	5,662	12.9	5,632	12.6
Total real estate	31,331	69.5	31,686	72.4	34,333	77.1
Commercial	13,179	29.3	11,796	27.0	9,737	21.9
Consumer and Other	533	1.2	256	0.6	436	1.0
Total allowance for credit losses	$45,043	100.0%	$43,738	100.0%	$44,506	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2024, the carrying amount of investment securities totaled $916.1 million, an increase of $36.5 million, or 4.2%, compared to $879.6 million as of December 31, 2023. The increase was primarily due to unrealized gains in the first nine months of 2024. Securities represented 13.3% and 13.4% of total assets as of September 30, 2024, and December 31, 2023, respectively.
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

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,646	$-	$880	$16,766
U.S. government agencies	10,188	-	517	9,671
Corporate bonds	48,209	26	3,754	44,481
Mortgage-backed securities	590,034	4,724	34,692	560,066
Municipal securities	308,519	378	23,790	285,107
Total	$974,596	$5,128	$63,633	$916,091

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,690	$-	$1,451	$16,239
U.S. government agencies	10,258	-	848	9,410
Corporate bonds	49,609	-	5,770	43,839
Mortgage-backed securities	555,148	976	49,814	506,310
Municipal securities	331,273	298	27,798	303,773
Total	$963,978	$1,274	$85,681	$879,571
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of September 30, 2024.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both September 30, 2024 and December 31, 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of September 30, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$-	-%	$16,766	0.80%	$-	-%	$-	-%	$16,766	0.80%
U.S. government agencies	-	-%	9,671	0.92%	-	-%	-	-%	9,671	0.92%
Corporate bonds	-	-%	13,037	7.14%	31,444	4.32%	-	-%	44,481	5.15%
Mortgage-backed securities	4,108	2.03%	49,174	2.06%	188,434	2.97%	318,350	3.25%	560,066	3.04%
Municipal securities	21,940	1.54%	95,324	1.68%	110,151	1.94%	57,692	2.81%	285,107	2.00%
Total	$26,048	1.62%	$183,972	2.05%	$330,029	2.76%	$376,042	3.18%	$916,091	2.76%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,239	0.80%	$-	-%	$-	-%	$16,239	0.80%
U.S. government agencies	-	-%	9,410	0.92%	-	-%	-	-%	9,410	0.92%
Corporate bonds	213	-%	2,390	4.78%	41,236	4.61%	-	-%	43,839	4.60%
Mortgage-backed securities	147	1.28%	46,339	2.06%	191,332	2.68%	268,492	2.73%	506,310	2.65%
Municipal securities	16,766	1.56%	96,739	1.55%	117,092	1.91%	73,176	2.38%	303,773	1.89%
Total	$17,126	1.54%	$171,117	1.63%	$349,660	2.65%	$341,668	2.66%	$879,571	2.43%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.49 years with an estimated effective duration of 3.77 years as of September 30, 2024.
As of September 30, 2024, and December 31, 2023, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of September 30, 2024, and December 31, 2023, the Company held other equity securities of $39.6 million and $33.9 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2024, were $5.6 billion, an increase of $392.2 million, or 7.5%, compared to $5.2 billion as of December 31, 2023. Total uninsured deposits were $2.4 billion, or 42.4%, of total deposits as of September 30, 2024 compared to $2.0 billion, or 38.9%, of total deposits as of December 31, 2023. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of September 30, 2024, were $1.2 billion compared to $1.3 billion as of December 31, 2023, a decrease of $108.1 million, or 8.3%.
Average deposits for the nine months ended September 30, 2024, were $5.5 billion, an increase of $520.7 million, or 10.5%, over the full year average for the year ended December 31, 2023, of $5.0 billion. The average rate paid on total interest-bearing deposits increased over this period from 3.00% for the year ended December 31, 2023, to 3.81% for the nine months ended September 30, 2024. The increase in average rates was driven by the Federal Reserve raising rates during the year ended December 31, 2023 and consumer demand for higher earning interest bearing accounts. The cost of deposits increased to 2.92% for the nine months ended September 30, 2024, compared to 2.15% for the year ended December 31, 2023.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2024 (Unaudited)		For the Year Ended December 31, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$551,135	3.68%	$507,782	3.40%
Negotiable order of withdrawal ("NOW") accounts	434,366	2.00%	468,094	1.33%
Limited access money market accounts and savings	2,022,853	3.87%	1,441,836	2.77%
Certificates and other time deposits > $250k	605,478	4.57%	498,054	4.01%
Certificates and other time deposits < $250k	603,034	4.27%	650,450	3.61%
Total interest-bearing deposits	4,216,866	3.81%	3,566,216	3.00%
Noninterest-bearing demand accounts	1,283,035	-%	1,412,979	-%
Total deposits	$5,499,901	2.92%	$4,979,195	2.15%
The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2024, and the year ended December 31, 2023, was 23.3% and 28.4%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2024:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$133,314	$115,502
More than 3 months but less than 6 months	53,784	96,089
More than 6 months but less than 12 months	166,743	86,528
12 months or more	276,984	57,961
Total	$630,825	$356,080

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of September 30, 2024:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at September 30, 2024 and December 31, 2023.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2024, and the year ended December 31, 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of September 30, 2024, and December 31, 2023, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at September 30, 2024, and December 31, 2023. We had an additional $1.2 billion of availability through the FHLB at both September 30, 2024, and December 31, 2023. As of September 30, 2024 and December 31, 2023, we had $921.9 million and $1.0 billion, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $6.7 billion and $6.3 billion for the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively.

	For the Nine Months Ended September 30, 2024 (Unaudited)	For the Year Ended December 31, 2023
Source of Funds:
Deposits:
Noninterest-bearing	19.1%	22.3%
Interest-bearing	62.7	56.2
Subordinated debt (excluding trust preferred securities)	1.5	1.7
Advances from FHLB	4.4	5.2
Other borrowings	0.4	0.4
Bank Term Funding Program	1.3	4.0
Other liabilities	0.7	0.7
Shareholders' equity	9.9	9.5
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	75.7%	76.0%
Securities available for sale	13.4	14.2
Interest-bearing deposits in other banks	4.0	2.8
Other noninterest-earning assets	6.9	7.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.3%	28.4%
Average loans to average deposits	93.3	97.6
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 6.3% for the nine months ended September 30, 2024, compared to the same period in 2023. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.49 years and an effective duration of 3.77 years as of September 30, 2024. As of December 31, 2023, our securities portfolio had a weighted average life of 4.57 years and an effective duration of 3.81 years.
As of September 30, 2024, we had outstanding $1.2 billion in commitments to extend credit and $47.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had outstanding $1.2 billion in commitments to extend credit and $45.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of September 30, 2024, and December 31, 2023 we had cash and cash equivalents, including federal funds sold, of $383.2 million and $377.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $699.5 million as of September 30, 2024, compared to $644.3 million as of December 31, 2023, an increase of $55.3 million, or 8.6%. This increase was primarily due to net income of $48.6 million and other comprehensive income of $20.4 million resulting from the after-tax effect of unrealized gains in our investment securities portfolio offset with dividends paid on preferred stock and common stock of $14.8 million.

On October 24, 2024, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of November 15, 2024. The dividend is to be paid on November 30, 2024, or as soon as practicable thereafter.
On October 24, 2024, our Board declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2024, in the amount of $0.14 per common share to the common shareholders of record as of November 15, 2024. The dividend is to be paid on November 30, 2024, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2024, and December 31, 2023, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2024 (Unaudited)		As of December 31, 2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$787,847	12.99%	$754,990	12.85%
Tier 1 capital (to risk weighted assets)	648,759	10.69%	614,975	10.46%
Common Equity Tier 1 capital (to risk weighted assets)	571,829	9.42%	538,045	9.15%
Tier 1 Leverage capital (to average assets)	648,759	9.61%	614,975	9.52%

b1BANK
Total capital (to risk weighted assets)	$772,529	12.74%	$730,117	12.43%
Tier 1 capital (to risk weighted assets)	727,486	12.00%	686,379	11.69%
Common Equity Tier 1 capital (to risk weighted assets)	727,486	12.00%	686,379	11.69%
Tier 1 Leverage capital (to average assets)	727,486	10.79%	686,379	10.63%
FHLB Advances
Advances from the FHLB totaled approximately $367.2 million and $211.2 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.24% and 3.65%, respectively, and mature within ten years.

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
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2024, and December 31, 2023 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $367.2 million and $211.2 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, and December 31, 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.24% and 3.65%, respectively, and mature within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We repaid this debt in full at the time of maturity. The subordinated debt totaled $99.8 million and $100.0 million at September 30, 2024 and December 31, 2023, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $890,000 and $1.1 million remaining at September 30, 2024 and December 31, 2023, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of September 30, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$4,444	$7,744	$5,828	$3,667	$21,683
Time deposits	770,244	350,838	31,760	21	1,152,863
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	90,875	126,327	75,000	75,000	367,202
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	21,529	-	-	-	21,529
Standby and commercial letters of credit	44,372	2,833	651	16	47,872
Commitments to extend credit	679,328	292,873	119,048	101,253	1,192,502
Total	$1,610,792	$780,615	$249,787	$266,384	$2,907,578

	As of December 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$4,429	$7,166	$6,426	$5,617	$23,638
Time deposits	1,027,366	238,222	35,490	21	1,301,099
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	111,198	25,000	75,000	211,198
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,885	-	-	-	18,885
Standby and commercial letters of credit	43,704	927	546	-	45,177
Commitments to extend credit	625,521	330,138	106,171	112,477	1,174,307
Total	$2,019,905	$687,651	$191,133	$279,542	$3,178,231
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	(2.30%)	(3.65%)	(5.50%)	(5.59%)
+200	1.56%	(2.25%)	(3.20%)	(3.47%)
+100	0.67%	(1.00%)	(1.10%)	(1.39%)
Base	-%	-%	-%	-%
-100	(1.18%)	0.38%	0.30%	1.40%
-200	(2.43%)	(0.99%)	0.50%	2.67%
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended September 30, 2024, was $17.2 million, or $0.68 per diluted common share, compared to core net income available to common shareholders of $18.0 million, or $0.71 per diluted common share, for the three months ended September 30, 2023. Notable noncore events impacting earnings for the three months ended September 30, 2024, included $319,000 in acquisition-related expenses and $511,000 in core conversion expenses, compared to $932,000 in a gain on the sale of our Leesville, Louisiana banking center and $517,000 in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the remaining $3.2 million subordinated debt redemption, for the same period in 2023.
For the nine months ended September 30, 2024, core net income available to common shareholders, was $46.3 million, or $1.82 per diluted common share, compared to core net income available to common shareholders of $49.5 million, or $1.96 per diluted common share, for the nine months ended September 30, 2023. Notable noncore events impacting earnings for the nine months ended September 30, 2024, $1.5 million in acquisition-related expenses and $511,000 in core conversion expenses, compared to $932,000 in a gain on the sale of our Leesville, Louisiana banking center, $1.5 million in a gain on the extinguishment of debt due to the premium associated with the debt from the TCBI acquisition in 2022, which was attributed to the $8.9 million subordinated debt redemption, and $173,000 in acquisition-related expenses for the same period in 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$102,741	$93,322	$298,622	$258,662
Core interest income	102,741	93,322	298,622	258,662

Interest Expense:
Interest expense	46,627	38,028	136,968	97,293
Core interest expense	46,627	38,028	136,968	97,293
Provision for Credit Losses:
Provision for credit losses	1,665	604	4,161	4,364
Core provision expense	1,665	604	4,161	4,364
Other Income:
Other income	10,774	9,883	32,336	30,229
Gains on former bank premises and equipment	-	-	(50)	-
Losses on sale of securities	13	-	14	62
Gain on sale of branch	-	(932)	-	(932)
Gain on extinguishment of debt	-	(517)	-	(1,458)
Core other income	10,787	8,434	32,300	27,901
Other Expense:
Other expense	42,450	38,607	128,082	116,988
Acquisition-related expenses (2)	(319)	(2)	(1,453)	(173)
Core conversion expenses	(511)	-	(511)	-
Core other expense	41,620	38,605	126,118	116,815
Pre-Tax Income:
Pre-tax income	22,773	25,966	61,747	70,246
Gains on former bank premises and equipment	-	-	(50)	-
Losses on sale of securities	13	-	14	62
Gain on sale of branch	-	(932)	-	(932)
Gain on extinguishment of debt	-	(517)	-	(1,458)
Acquisition-related expenses (2)	319	2	1,453	173
Core conversion expenses	511	-	511	-
Core pre-tax income	23,616	24,519	63,675	68,091
Provision for Income Taxes: (1)
Provision for income taxes	4,930	5,511	13,128	15,027
Tax on gains on former bank premises and equipment	-	-	(11)	-
Tax on losses on sale of securities	3	-	3	13
Tax on gain on sale of branch	-	(197)	-	(197)
Tax on gain on extinguishment of debt	-	(109)	-	(308)
Tax on acquisition-related expenses (2)	-	-	91	20
Tax on core conversion expenses	108	-	108	-
Core provision for income taxes	5,041	5,205	13,319	14,555
Preferred Dividends
Preferred dividends	1,351	1,351	4,051	4,051
Core preferred dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders:
Net income available to common shareholders	16,492	19,104	44,568	51,168
Gains on former bank premises and equipment , net of tax	-	-	(39)	-

Losses on sale of securities, net of tax	10	-	11	49
Gain on sale of branch, net of tax	-	(735)	-	(735)
Gain on extinguishment of debt, net of tax	-	(408)	-	(1,150)
Acquisition-related expenses (2), net of tax	319	2	1,362	153
Core conversion expenses, net of tax	403	-	403	-
Core net income available to common shareholders	$17,224	$17,963	$46,305	$49,485
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.65	$0.76	$1.75	$2.02
Gains on former bank premises and equipment , net of tax	-	-	-	-
Losses on sale of securities, net of tax	-	-	-	-
Gain on sale of branch, net of tax	-	(0.03)	-	(0.03)
Gain on extinguishment of debt, net of tax	-	(0.02)	-	(0.04)
Acquisition-related expenses (2), net of tax	0.01	-	0.05	0.01
Core conversion expenses, net of tax	0.02	-	0.02	-
Core diluted earnings per common share	$0.68	$0.71	$1.82	$1.96
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$699,524	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	627,594	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,326)	(11,895)
Total tangible common equity	$525,741	$472,043
Common shares outstanding (1)	25,519,501	25,351,809
Book value per common shares (1)	$24.59	$22.58
Tangible book value per common shares (1)	20.60	18.62
____________________________
(1)Excludes the dilutive effect, if any, of 194,427 and 217,094 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2024 and December 31, 2023, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$699,524	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	627,594	572,329
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,326)	(11,895)
Total tangible common equity	$525,741	$472,043
Tangible Assets
Total Assets	$6,888,649	$6,584,550
Adjustments:
Goodwill	(91,527)	(88,391)
Core deposit and customer intangibles	(10,326)	(11,895)
Total tangible assets	$6,786,796	$6,484,264
Common Equity to Total Assets	9.1%	8.7%
Tangible Common Equity to Tangible Assets	7.7	7.3
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

We may not achieve the interest benefits of the Oakwood Merger, and the Oakwood Merger may disrupt our existing plans or operations.

There can be no guarantee that we will be able to successfully integrate Oakwood and Oakwood Bank or otherwise realize the expected benefits of the Oakwood Merger and the Oakwood Bank Merger. Difficulties in integrating Oakwood and/or Oakwood Bank may result in operational and other challenges, including an inability to realize the full extent of the intended benefits of the Oakwood Merger and the Oakwood Bank Merger and any delays encountered in the integration process, could have an adverse effect on our revenues, expenses (including as a result of additional or unforeseen expenses) and results of operations, which may adversely affect the value of our common stock. Although we expect the strategic benefits to offset incremental transaction-related costs over time, if we are not able to adequately and effectively address integration challenges, we may be unable to successfully integrate the operations of, or realize the anticipated benefits of the integration of, Oakwood and Oakwood Bank.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BUSINESS FIRST BANCSHARES, INC.

October 31, 2024	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

October 31, 2024	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer