Form 10-K
period 2024-12-31
Business First Bancshares, Inc.
filed 2025-03-07
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $522.6 million.
As of February 28, 2025, there were 29,552,358 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement, or an Amended Annual Report on Form 10-K/A containing such Part III information, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
We believe these factors include, but are not limited to, the following:
•risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, risks related to entering a new geographic market, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the ability to retain key employees and maintain relationships with significant customers, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
•changes in the strength of the United States (“U.S.”) economy in general and the local economy in our local market areas adversely affecting our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•risks relating to the material weakness we identified in our internal control over financial reporting;
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

Summary of Risks Factors
Risks Relating to our Business
•Our business and operations may be adversely affected by weak economic conditions.
•Our geographic concentration imposes risk.
•We face significant competition to attract and retain customers.
•Our success is largely dependent upon our ability to successfully execute our business strategy.
•We rely heavily on our executive management team and other key employees, and our ability to attract and retain profitable bankers is critical to the success of our business strategy.
•We have identified a material weakness in our internal control over financial reporting. Failure to remediate, improve and maintain the quality of internal control over financial reporting could result in material misstatements in our financial statements and could materially and adversely affect our ability to provide timely and accurate financial information about the Company.
•We may not be able to adequately measure and limit our credit risk.
•Our loan portfolio is largely comprised of commercial loans, which may subject us to increased credit risk.
•Negative changes in the economy affecting real estate values and liquidity could impair loan collateral.
•Large loans to certain borrowers could have a significant adverse impact on our asset quality.
•Our allowance for credit losses may prove to be insufficient to absorb losses on our loan portfolio.
•Our small-to-midsized business customers have fewer resources to weather adverse developments.
•Our ability to maintain our reputation is critical to the success of our business.
•We may not be able to maintain our historical rate of growth, or we may not be able to manage the risks associated with our anticipated growth and expansion.
•Future acquisitions could expose us to financial, execution and operational risks.
•Interest rate shifts could have an adverse effect on our business.
•The markets in which we operate are susceptible to hurricanes and other natural disasters.
•Disruptions in the secondary mortgage market could reduce our ability to resell residential mortgage loans.
•New lines of business, products, product enhancements or services may subject us to additional risks.
•A lack of liquidity could impair our ability to fund operations, and our ability to raise capital or utilize alternative sources of funding may be limited.
•We have a concentration of deposit accounts with state and local municipalities.
•The fair value of our investment securities can fluctuate due to factors outside of our control.
•We need to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
•Our financial results depend on management’s selection of accounting methods, assumptions, and estimates.

•We have a continuing need for technological change.
•We rely on third parties to provide key components of our business infrastructure.
•We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees and vendors.
•Unauthorized access, cyber-crime and other threats to data security.
•We are subject to environmental liability risk associated with our lending activities.
Risks Related to the Regulation of Our Industry
•We operate in a highly regulated environment, which imposes compliance costs, subjects us to stringent capital requirements and risks relating to noncompliance.
•Federal and state banking agencies periodically conduct examinations of our business.
•New activities and expansion require regulatory approvals.
•Potential limitations on incentive compensation may adversely affect our ability to attract and retain our highest performing employees.
•The Board of Governors of the Federal Reserve System (the “Federal Reserve”) may require us to commit capital resources to support the Bank.
•We are subject to laws regarding the privacy, security and protection of personal information.
Risks Associated with our Common Stock
•The market price of our common stock may be subject to substantial fluctuations, and the prevailing market price of our common stock could impair our ability to raise capital.
•The rights of our common shareholders are subordinate to the rights of other interest holders.
•Our dividend policy may change without notice.
•A takeover could be difficult due to our corporate governance documents and certain laws.
•An investment in Business First’s common stock is not an insured deposit and is subject to risk of loss.
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
Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2024, on a consolidated basis, we had total assets of $7.9 billion, total loans of $6.0 billion, total deposits of $6.5 billion and shareholders’ equity of $799.5 million.
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
We believe there is an area stretching from the Dallas/Fort Worth metroplex to Jackson, Mississippi, along the I-20 corridor and from Houston, Texas to Mobile, Alabama, along the I-10/12 corridors whose small-to-midsized businesses and high net worth individuals are underserved relative to other parts of the country and are well-suited for our commercial and private banking products and services. We intend to leverage our competitive strengths to take advantage of what we believe are significant growth opportunities both within our existing footprint and in this larger region. Our growth strategy includes:
•Expanding Presence in Existing Markets. While we maintain a strong position in almost all of our markets, we are continually working to strengthen our presence in our existing markets. As community bankers, we know that relationships are at the heart of our business, and we are always looking to identify and recruit talented bankers within, as well as outside of, our existing markets. Additionally, we constantly stress deposit growth to our bankers as our ability to grow our loan portfolio within our markets is limited by our ability to fund those loans. In keeping with our branch-lite model, we may consider adding more banking centers or complementary offices in strategic locations in our markets.
•Opportunistic Market Expansion. We are well-positioned to expand along the I-10/12 and I-20 corridors, East Texas markets to the west, and into the Jackson and Gulfport/Biloxi, Mississippi markets to the east, as well as growing our markets in the Dallas/Fort Worth metroplex and Houston. We believe these markets have attractive demographics and a significant concentration of small-to-midsized businesses and high net worth individuals that are historically underserved by the banking industry. We intend to focus on growing into these markets as we identify specific opportunities to recruit talented and entrepreneurial teams of local bankers who fit our culture and banking strategy. Prior to the expansion into the Houston market from the TCBI merger, each of our expansions into new markets to date has been accomplished organically.
•Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time.

We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our acquisitions to date being (i) the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015; (ii) the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018; (iii) the acquisition of Richland State Bancorp, Inc., which is in the Northeast Louisiana region, on December 1, 2018; (iv) the acquisition of Pedestal Bancshares, Inc., which operated in southern Louisiana, on May 1, 2020; (v) the acquisition of Smith Shellnut Wilson, LLC, which operates out of the Jackson, Mississippi area, on April 1, 2021; (vi) the acquisition of Texas Citizens Bancorp, Inc., which operates in Houston, Texas, on March 1, 2022; (vii) the acquisition of Waterstone LSP, LLC, which operates in Katy, Texas, on January 31, 2024; and (viii) the acquisition of Oakwood Bancshares, Inc., which operates in the Dallas, Texas area, on October 1, 2024, the last two of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.
Recent Acquisition Activity
Waterstone LSP, LLC ("Waterstone"). On January 31, 2024, we completed the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of small business administration ("SBA") lending services including planning, pre-qualification, packaging, closing and disbursements, servicing and liquidations. Upon consummation of the acquisition, we paid $3.3 million in cash to the former owners of Waterstone.
Oakwood Bancshares, Inc. ("Oakwood"). On October 1, 2024, we consummated the merger of Oakwood, the parent bank holding company for Oakwood Bank, with and into us, with us continuing as the surviving corporation pursuant to the terms of that certain Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated April 25, 2024, by and between us and Oakwood. Immediately following consummation of the Oakwood acquisition, Oakwood Bank merged with and into us, with us surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood acquisition, we issued 3,973,134 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had $863.6 million in total assets, $700.2 million in loans and $741.3 in total deposits.
Our Competitive Strengths
We believe the following competitive strengths differentiate us from our peers and position us for future growth:
•Sophisticated Business Lending Capabilities. Unlike traditional community banks, we specifically target business customers with complex needs that require a degree of business lending expertise that is typically found only at larger institutions. We primarily target small-to-midsized businesses with credit needs between $1 million and $10 million, whose banking needs are typically too complex for traditional community banks but are not large enough to attract personalized attention and service from larger institutions. In addition to offering the real estate lending typically available from a community bank, we began focusing heavily on our commercial and industrial (“C&I”) products after the economic downturn in 2008 and have developed extensive C&I expertise across our markets. C&I lending requires experienced bankers with a deep understanding of our customers’ businesses and their banking needs, which we believe is well-suited for our “high touch” approach to banking. We believe that we have developed an expertise in this small-to-midsized business banking niche that is historically underserved, positioning us for meaningful growth going forward. We have also built treasury and cash management programs that cater to our target customers.
•True Community Banking Model. Despite being located in Louisiana’s largest metropolitan areas and in the two largest metropolitan areas in the state of Texas, we have a true community banking mindset. That means relationship-based banking by bankers who live and work in our markets. Our market presidents and their teams are trained in credit underwriting and asset/liability management, as we view them as comprehensive bankers rather than just credit producers. The experience and talent of our market presidents and their respective banking teams allow us to decentralize significant decision-making authority while maintaining disciplined credit practices. In our experience, developing credit underwriting expertise “on the front lines” promotes quality loan generation and maximizes efficiency. Further, our emphasis on asset/liability management training allows our local banking teams to understand the importance of quality core deposit funding, which we believe is vital to our continued loan growth. In this sense, we view b1BANK as a network of true community banks, not as a typical regional financial institution that makes important credit and strategic decisions at the corporate level without input from its local bankers. In addition, our executive team is located throughout the state of Louisiana, rather than all being in Baton Rouge, providing the bank with a more informed view of our footprint and the best uses of our capital across our footprint.
•Entrepreneurial Culture. We have worked hard to build a team of self-starters who are passionate about the business of banking. We have found success recruiting bankers at much larger institutions who are frustrated by excess bureaucracy, overly centralized decision-making, and an escalated focus on the pursuit of larger business banking clients that larger banks perceive as more profitable than the small-to-midsized businesses we target. Likewise, we have successfully recruited bankers at peer or smaller institutions that do not have the available resources or operating platform to appropriately serve the more sophisticated banking needs of the small-to-midsized businesses in our markets. Our executive team is young and energetic. We believe their collaborative and cohesive approach to working relationships permeates every level of our organization, creating synergies that leave us well-positioned for future growth and helps us attract and retain other talented and entrepreneurial bankers as members of our team.
•History of Disciplined Expansion. Since our founding in 2006, we have grown rapidly across the state of Louisiana, into the Dallas/Fort Worth metroplex and, into Houston. Each of our expansions were initiated with careful identification and recruitment of local banking teams and thoughtful consideration of each market’s different industries and credit exposures. Our banking centers are carefully situated in locations, typically downtowns and suburban centers, optimized for small-to-midsized business customers and high net worth individuals. This disciplined approach to expansion and growth entails not only recruiting the right bankers in the right markets, but in continuing to focus on the customer base that we are optimized to serve rather than chasing larger relationships as we grow. Over the years, the magnitude of our large banking relationships has changed very little, but the number of our large relationships has grown significantly. In order to continue to serve our customers as they grow without taking undue risk, we have developed a strong participation network that we believe underscores the strength of our underwriting process and the quality of our portfolio. We believe that it is important to keep sight of where our strengths lie and not pursue growth blindly.
•Strong Platform for Growth. As a necessary complement to our style of sophisticated community banking, we have made significant investments to build a strong operational platform to empower our individual markets to thrive, to create operational efficiencies across our diverse markets, and to position us for future growth without commensurate growth in operational expenses. We have invested heavily in risk management personnel and modeling capabilities in recent years – we believe our underwriting capabilities are second to none in our markets, and our strong participation network and asset quality metrics are evidence of those capabilities. We invest in technology, which we believe will allow us to maintain staffing that is skewed towards the production side of our business and to accommodate future growth without commensurate increases in operating expenses. We believe our investments in technology will also allow us to maintain our “high tech/high touch” approach without the need for an extensive network of brick and mortar locations.
Our Markets
Our banking operations are currently organized into three regions in Louisiana, which include the largest metropolitan areas in the state, the Dallas/Fort Worth metroplex, and Houston, which we service through our banking centers and loan production offices. We will continue to look for talented teams of bankers in markets and potential acquisitions that fit our model going forward.
Our Products and Services
b1BANK is an independent financial institution that is engaged in substantially all of the business operations customarily conducted by financial institutions in Louisiana and Texas. We offer, among other products, checking, savings and money market accounts, certificates of deposit, commercial and consumer loans, mortgage loans, real estate loans, and other installment and term loans. In addition, b1BANK offers our customers wealth management products, drive-through banking facilities, automated teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, traveler’s checks, cash management, vault services, loan and deposit sweep accounts, SBA products, interest-rate swaps and lock box services.
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
Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2024, the Board set the “in-house” household lending limit at $60.0 million with an additional borrower “in-house” lending limit of $20.0 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.
Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under four types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, Small Business, and Consumer authority. All commercial loans require a minimum of two approvers (the banker and at least one other individual with higher authority). When using the Matrix authority, senior lenders have authority up to $500,000, market leaders have authority up to $750,000, regional market presidents have authority up to $1.5 million, the chief banking officer and regional credit officers have authority up to $2.5 million, regional chairmen have authority up to $2.0 million and the Chief Executive Officer, President, Chief Financial Officer, and Chief Credit Officer each have authority up to $2.5 million. A combination of the Chief Banking Officer and Chief Credit Officer (or their assigns) may approve up to $10.0 million. All relationships exceeding $10.0 million are approved by the Executive Loan Committee. All relationships exceeding $60.0 million or borrowers exceeding $20.0 million are required to be approved by the Director’s Loan

Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with senior lenders being able to approve up to $250,000, market leaders being able to approve up to $350,000, regional presidents and higher authorities up to $1.5 million, cumulatively. Consumer loans which present an aggregate lending exposure under $10.0 million are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
We maintain a list of loans, the “Watch List”, that receive additional attention if we believe there may be a potential credit risk. The Risk Committee of the Board reviews a list of loans under foreclosure proceedings while the Impairment Committee reviews a list of impaired loans exceeding $500,000 as well as the list of Classified borrowers with exposures of $250,000 or greater. Impairment Committee minutes are reviewed by the Risk Committee. Loan officers are encouraged to bring potential credit issues to the attention of credit administration personnel, and loan grades are updated as deemed appropriate. Quarterly, our internal loan review department analyzes specific segments of the loan portfolio. Additionally, we periodically have an independent, third-party review performed on our loan portfolio. This review includes analysis of the borrower’s and guarantor’s financial condition, the Bank’s collateral position, and other credit risk factors. Results of the review as well as management responses are presented to the Bank’s Risk Committee. Finally, we perform stress testing on key segments of our portfolio in which we evaluate the impact of declining economic conditions on the portfolio based on previous recessionary periods. The reporting and reviews provide management with additional information for assessing our asset quality.
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

Other Products and Services
In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit and credit card products, treasury and cash management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services, remote deposit capture services, receivables factoring, correspondent banking services (offered by our Financial Institutions Group), SBA products, interest-rate swaps and other treasury services.
Subsidiaries
Business First Bancshares, Inc. has two direct, wholly-owned subsidiaries: b1BANK, formerly known as Business First Bank, and Coastal Commerce Statutory Trust I. In addition, b1BANK has four direct, wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson ("SSW"), Waterstone, and b1Securities, which are indirect subsidiaries of Business First Bancshares, Inc. Business First Insurance, LLC is currently inactive and does not engage in any material business activities.
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
Structure. As of December 31, 2024, we proudly employ 849 full-time and 23 part-time employees (for a total of 872 employees). Our employees reside coast to coast, with personnel located in Louisiana, Mississippi, Texas, and 10 other states with remote employees. Full-time equivalents (FTEs) as of December 31, 2024, were 859, which includes employees from the Oakwood acquisition that closed on October 1, 2024.
All banking centers and loan production offices are in Louisiana and Texas, and our subsidiary registered investment advisor (RIA), SSW, is in Mississippi. Our Chief Human Resources Officer reports directly to the Chief of Staff and manages all aspects of the employee experience, including talent acquisition, diversity and inclusion, learning and development, talent management, compensation, and benefits.
The board of directors is regularly updated on our talent development and human capital management strategies.

Productivity. We carefully manage the size of our workforce and reallocate resources as needed. For 2024, we managed an average of $7.0 million in loans held for investment and $7.6 million in deposits per FTE.
Diversity. We have an organization-wide focus to improve recruitment and retention of women and ethnic minorities. In 2024, we completed a third year of our Intern Insights Program, which focuses on creating a pipeline between young diverse talent and the banking industry. Specifically, recruiting efforts focused on junior year finance and accounting majors at Southern University and A&M College in Baton Rouge, a historically black university, for our Intern Insights Program. Furthermore, in 2024, we continued the use of online exit surveys to provide feedback and help increase retention of women and ethnic minorities. As of December 31, 2024, our colleagues had the following attributes:

	Female	Minority(3)
Employees	580 total (67.4%)	152 total (26.0%)
Officials and Managers(1)	116 total (59.0%)	27 total (23.0%)
Executive Officers(2)	3 total (50.0%)	0 total (0.0%)
(1)Based on EEO-1 job classifications.
(2)Based on b1BANK’s Executive Team.
(3)Includes Hispanic/Latino, Black/African American, Asian, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander
In addition to our continued Diversity Equity and Inclusion (“DEI”) efforts, we have emphasized merit-based promotions to promote from within, and foster talent development of our best human capital resources.
Compensation and Benefits. We provide competitive pay, benefits, and services that meet the varying needs of our employees. Compensation and benefits include market-competitive pay, health insurance options, a health reimbursement account (HRA), a flexible spending account (FSA), dependent care, employer-paid life insurance, voluntary life insurance, dental and vision insurance, employer-paid short-term disability, employer-paid long-term disability, employee assistance programs, employee discounts on our products, critical illness insurance, accident insurance, hospital indemnity insurance, pet insurance, identity and fraud protection, MetLife legal plan, paid time off, (including paid volunteer leave), training and professional development opportunities, and an employer-paid financial wellness program.
Periodic and objective reviews of compensation and benefits by grade level and position are conducted to ensure similar positions are paid comparatively and to solidify that we continuously provide a competitive and valuable offering to satisfy the well-being and needs of our employees.
Attraction, Development and Retention. We measure the success of our talent acquisition strategy on quality of acquisition, diversity in the workplace, and the retention of our employees. Each of these metrics is tracked for all key business lines. Sourcing tools are reviewed and modified as needed to ensure that we experience continued improvement.
In 2024, our Talent Development team made significant strides in enhancing and expanding our training initiatives. Our goals were to directly benefit our clients by elevating service standards through strategic development programs. Key among these was the integration of Submittable, which is an online platform used to streamline the submission and review processes into our internal application for external learning and development programs. This innovative platform revolutionized how employees applied for external development programs, streamlining our application process, and improving how managers and executives review and provide feedback on applications.
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
In 2024, we continued the enhancement in our Emergenetics training program. This enhancement is aimed at maximizing the impact of cognitive and behavioral diversity in leadership and team collaboration. By refining the Emergenetics training, we enabled our leaders to more effectively understand and utilize each team member’s unique strengths. This approach fostered a more dynamic, inclusive, and effective leadership style, significantly impacting our ability to exceed client expectations through superior team performance and decision-making. The enhancement of this innovative training program underscored our ongoing commitment to organizational excellence and superior client service.
Our average tenure is 6.6 years of service. During 2024, we had 64 internal employee promotions, 114 external hires, and 11 rehired employees. Employee turnover for 2024 was 13.3%.
Available Information
The Company files reports and other information with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov.
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
As a bank holding company with respect to the Bank, the Company is also subject to regulation under the Bank Holding Company Act of 1956 (the "BHC Act") and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any nonbank subsidiaries and other companies in which we own a controlling investment.
Financial Services Industry Reform. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted. The Dodd-Frank Act broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector.
In addition, the Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters affecting publicly-traded companies. However, the Jumpstart our Business Startups Act of 2012 (the "JOBS Act") provided certain exceptions to these requirements for so long as a publicly-traded qualifies as an emerging growth company. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) revised certain aspects of the Dodd-Frank Act. Among other things, EGRRCPA exempts banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading and clarifies definitions pertaining to Highly Volatile Commercial Real Estate (“HVCRE”), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. Further changes effected by the passage of EGRRCPA are discussed below.
Revised Rules on Regulatory Capital. Regulatory capital rules pursuant to the Basel III requirements, released in July 2013 and effective January 1, 2015, implemented higher minimum capital requirements for bank holding companies and banks. These rules include a new common equity Tier 1 ("CET1") capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The revised capital rules require banks and bank holding companies to maintain a minimum CET1 capital ratio of 4.5% of risk-based assets, a total Tier 1 capital ratio of 6.0% of risk-based assets, a total capital ratio of 8.0% of risk-based assets and a leverage ratio of 4.0% of average assets.
The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. As of December 31, 2024, the Company’s capital meets or exceeds these capital requirements, including the buffer.
On September 17, 2019, the FDIC and other federal bank regulatory agencies approved the community bank leverage ratio (“CBLR”) framework as part of the directive under Section 201 of the EGRRCPA. This framework became effective January 1, 2020, and is available to the Bank and Company as an alternative to the Basel III risk-based capital framework. The community bank leverage ratio requirement is currently 9.0% after being temporarily reduced under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. We have not elected to use the CBLR framework since the year ended December 31, 2020.
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
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act (the "CBCA"), impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25.0% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of our voting securities were to exceed certain thresholds, the investor could be deemed to “control” us for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences. The requirements of the BHC Act and the CBCA could limit our access to capital and could limit parties who could acquire shares of our common stock.
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
Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000 (the "GLB Act"), amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include, among other things, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We elected to become a financial holding company in 2020.
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
As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020 and elected to revert to the risk weighted ratios for the years ended December 31, 2024, 2023, 2022 and 2021.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the Federal Deposit Insurance Act (the "FDI Act") to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. For this purpose, a financial institution is placed in one of the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The institution’s capital tier depends upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.
To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2024, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.
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
Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its assessment area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institution Reform Recovery and Enforcement Act (the "FIRREA") requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The Bank received a “satisfactory” rating in its most recent CRA examination in April, 2023.
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
Anti-Money Laundering and OFAC. Under federal law, including the Bank Secrecy Act (the "BSA"), and the USA PATRIOT Act of 2001, certain financial institutions, such as the Bank, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated BSA officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification especially in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. The Financial Crimes Enforcement Network ("FinCEN"), issued final rules under the BSA in July 2016 that clarify and strengthen the due diligence requirements for banks with regard to their customers.
The Office of Foreign Assets Control("OFAC") administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
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

Federal Home Loan Bank (“FHLB”) System. The FHLB system, of which the Bank is a member, consists of 11 regional FHLBs governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.
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
On May 16, 2024, the SEC adopted an amendment to Regulation S-P requiring a covered institution to provide notice as soon as practicable, but not later than 30 days after becoming aware that an incident involving unauthorized access to or use of customer information has occurred or is reasonably likely to have occurred. The notice must include details about the incident, the breached data, and how affected individuals can respond to the breach to protect themselves.
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
We conduct our operations exclusively in the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston. As of December 31, 2024, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.
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
Our ability to compete successfully will depend on a number of factors, including, among other things:
•our ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•our scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service;
•our ability to expand our market position;
•industry and general economic trends; and
•our ability to keep pace with technological advances and to invest in new technology.
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

Our success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things:
•attract and retain experienced and talented bankers in each of our markets;
•maintain adequate funding sources, including by continuing to attract stable, low-cost deposits;
•increase our operating efficiency and profitability;
•implement new technologies to enhance the client experience, keep pace with our competitors and improve efficiency;
•attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and owner-occupied commercial real estate loan categories;
•maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations;
•obtain federal and state regulatory approvals;
•manage our credit, interest rate and liquidity risk;
•develop new, and grow our existing, streams of noninterest income;
•oversee the performance of third party service providers that provide material services to our business; and
•maintain expenses in line with their current projections.
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
Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2024, approximately $3.2 billion, or 52.7% of our loan portfolio is secured by commercial and construction real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2024, approximately $4.0 billion, or 67.5%, of our total loans were comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter, own and operate such property, in which case, we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2024, we held approximately $5.5 million in other real estate owned (“OREO”). The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.
As of December 31, 2024, approximately $1.9 billion, or 31.2%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2024, our average loan size (including unfunded commitments) was approximately $447,000. Further, as of December 31, 2024, our 10 largest borrowing relationships ranged from approximately $23.0 million to $95.2 million (including unfunded commitments) and averaged approximately $44.6 million in total commitments. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for credit losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio, including unfunded commitments. As of December 31, 2024, our allowance for credit losses totaled $58.5 million, which represents approximately 0.98% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The allowance also incorporates our current views on our current risk management practices, which may change in the future. Additionally, the allowance incorporates historical industry loss data as part of the estimate. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Upon adoption of the guidance on January 1, 2023, we recognized an $827,000 reduction to retained earnings, after recording the relating deferred tax asset adjustment at our adjusted tax rate. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Moreover, the CECL model is heavily dependent on macroeconomic forecasts, with changes in those forecasts potentially requiring material increases to our level of allowance for credit losses which could adversely affect our business, financial condition, results of operations, and capital.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31,

2024, we had $1.4 billion in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
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
Although we generally plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:
•the identification of suitable candidates for acquisition;

•the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;
•the ability to attract funding to support additional growth within acceptable risk tolerances;
•the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•the ability to maintain asset quality;
•the adequacy of due diligence and the potential exposure to unknown or contingent liabilities related to the acquisition
•the retention of customers and key personnel, including bankers;
•the timing and uncertainty associated with obtaining necessary regulatory approvals;
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations
•the ability to successfully integrate acquired businesses; and
•the maintenance of adequate regulatory capital.
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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2024, 45.0% of our earning assets and 67.5% of our interest-bearing liabilities were variable rate. As of December 31, 2024, our modeled interest sensitivity is modestly asset sensitive. Should the assumptions in the model occur, we estimate our net interest income to experience a minor increase if rates rise, and a minor decrease if rates decline. However, it is likely that customer and market responses would differ from those in the model, and there is no guarantee that actual results will match modeled results.
Interest rates increased rapidly during 2022 and 2023 to levels that we have not experienced in recent history. Interest rates subsequently declined in 2024, but have not returned to pre-2022 levels. An increase or stabilization in interest rates could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
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
Historically, we have earned income by originating mortgage loans for sale in the secondary market. A historical focus of our loan origination and sales activities has been to enter into formal commitments and informal agreements with larger banking companies and mortgage investors. Under these arrangements, we originate single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. However, in the recent past, disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most mortgage loans other than conforming Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") loans. The effects of these disruptions in the secondary market for residential mortgage loans may reappear.
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
As of December 31, 2024, $758.2 million, or approximately 11.6%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
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
Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, Bank Term Funding Program (“BTFP”), securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2024, brokered and wholesale deposits, including reciprocal deposits, comprised 18.1% of our total deposits, and our borrowings comprised 60.4% of our total shareholders’ equity. As a result of the rise in interest rates during 2022 and 2023, these funding sources have become significantly more expensive than in past years. If we continue to use these alternative funding methods, our interest expense will decline. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2024, the fair value of our investment securities portfolio was approximately $893.5 million, which included a net unrealized loss of approximately $79.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee raised the target federal funds rate several times in 2022 and 2023 and reduced them three times in 2024. In addition to market interest rates, other factors that could cause adverse changes to the fair value of our securities include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer with respect to the underlying securities, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). Our internal controls, disclosure controls and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met, due to certain inherent limitations. Any failure or circumvention of our controls and procedures; failure to comply with regulations related to controls and procedures could have a material adverse effect on our reputation, business, financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting. Failure to remediate, improve and maintain the quality of internal control over financial reporting could result in material misstatements in our financial statements and could materially and adversely affect our ability to provide timely and accurate financial information about the Company, which could harm our reputation and share price.
In January 2025, we identified control deficiencies involving the design and operation of information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which we have outsourced to a third party service provider. Specifically, user access controls at our third party service provider lacked sufficient segregation of duties as multiple end users had the ability to both install changes into the production environment and develop application source code via permissions inherited through group membership. Management concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting, as the identified deficiencies could have had a direct or indirect impact on some of our financial reporting controls that relied on certain IT system reports. For further discussion of this material weakness, see “Item 9A, Controls and Procedures.”
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.
Management, with oversight from the Audit Committee, is committed to maintaining a strong internal control environment, and has taken, and will continue to take, actions necessary to remediate the material weakness. The identified material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Our remediation efforts include working with our third party service provider to ensure that it has taken steps to address its user access controls that led to the change management segregation of duties deficiencies. Accordingly, we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify our remediation efforts.

Unsuccessful remediation efforts could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which would adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet Nasdaq listing requirements, a default in covenants under the Company’s credit facilities, and/or exposure to lawsuits, investigations or other legal proceedings.
Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies and estimates include acquired loans and allowance for credit losses and purchase accounting adjustments (other than loans). Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase our allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided, or otherwise incur charges that could have a material adverse effect on our business, financial condition and results of operations.
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
Our goodwill impairment test is performed annually and was completed as of October 1, 2024. The annual test did not indicate any impairment as of the testing date. We estimate the fair value of the reporting unit compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Following the testing date, management determined no triggering event had occurred through December 31, 2024. As of December 31, 2024, our goodwill totaled $121.6 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.
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
The Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), and the Louisiana Office of Financial Institutions (the "Louisiana OFI") periodically conduct examinations of various aspects of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us or the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
The BSA, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. To comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisitions and de novo branching. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
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
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2024, we were within the 300.0% regulatory guideline for commercial real estate, as well as the 100.0% regulatory guideline for construction, land development, and other land loans due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines. It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations as well as the progress of commercial real estate construction projects with loans exceeding $1.0 million, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.
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
Assuming the presence of a public market for our common stock, the market price of our common stock may be highly volatile, which may make it difficult for you to resell your common shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:
•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions;
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the number of securities analysts covering us;
•publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•changes in market valuations or earnings of companies that investors deem comparable to us;
•the trading volume of our common stock;
•future issuances of our common stock or other securities;
•future sales of our common stock by us or our directors, executive officers or significant shareholders;
•additions or departures of key personnel;
•perceptions in the marketplace regarding our competitors and us;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
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
Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 28, 2025, there are 29,552,358 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.
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
•enable our board of directors to issue additional shares of authorized, but unissued capital stock;
•enable our board of directors, without shareholder approval, to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•enable our board of directors to increase the size of the board and fill the vacancies created by the increase;
•do not provide for cumulative voting in the election of directors;
•enable our board of directors to amend our bylaws without shareholder approval;
•require the vote of holders of at least 80% of the outstanding shares of our capital stock to modify the sections of our articles of incorporation addressing limitation of liability and indemnification of our officers and directors;
•require the request of holders of at least 25% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;
•establish an advance notice procedure for director nominations and other shareholder proposals; and
•require prior regulatory application and approval of any transaction involving control of our organization.
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

PART II
ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our common shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 28, 2025, there were 29,552,358 issued and outstanding shares of our common stock held of record by approximately 1,040 shareholders. We also had outstanding 179,969 options to purchase shares of our common stock issued under our equity compensation plans, as described below.
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
Securities Authorized for Issuance under Equity Compensation Plans
In 2006, our board of directors adopted the 2006 Stock Option Plan pursuant to which we were permitted to issue stock options to purchase up to 450,000 shares of our common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

In January 2007, our board of directors adopted an amendment to the 2006 Stock Option Plan which increased the number of available shares under the plan from 450,000 to 1,500,000. Although our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan, as of December 31, 2024, we had outstanding and unexercised stock options to purchase up to 12,400 shares of our common stock outstanding that have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan until they are exercised or forfeited.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the issuance of up to 500,000 shares of our common stock pursuant to various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. In June 2022, our shareholders approved an amendment to the 2017 Plan, which increased the number of shares of common stock issuable pursuant to equity grants and awards under the plan from 500,000 to 900,000. Additionally, the number of shares issuable under the 2017 Plan was increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of our common stock in connection with the TCBI acquisition on March 1, 2022. As of December 31, 2024, we had outstanding and unexercised stock options to purchase up to 15,485 shares of our common stock that have been issued under the 2017 Plan.

On May 23, 2024, our shareholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) which reserved 645,000 shares of common stock, plus any shares available for issuance under the 2017 Plan and any underlying awards outstanding under the 2017 Plan as of the effective date of the 2024 Plan that are terminated or canceled without having been exercised or are forfeited, canceled or repurchased by the Company, for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. In addition, the number of shares issuable under the 2024 Plan was increased by 207,293 shares as a result of the conversion of Oakwood stock options to Company stock options in connection with the Oakwood acquisition on October 1, 2024. In total, the 2024 Plan has reserved 852,293 shares of common stock for grant, award, or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2024, there were 160,336 shares of common stock issued under the 2024 Plan to our employees, directors or consultants, of which 152,084 shares are subject to outstanding and unexercised stock options to purchase shares of our common stock, and 484,664 shares of common stock remain available for grant. As of May 23, 2024, there will be no future awards made under the 2017 Plan.
The following table summarizes information as of December 31, 2024 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	179,969	$21.77	484,664
Equity compensation plans not approved by security holders	-	-	-
Total equity compensation plans	179,969	$21.77	484,664
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on January 1, 2020 through December 31, 2024. The following assumes $100 invested on January 1, 2020 in our common stock at the closing price of $24.93 per common share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

250.00
200.00
150.00
100.00
50.00
0.00
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
BFST
S&P 500
KRX

Date	BFST	S&P 500	KRX
12/31/2019	$100.00	$100.00	$100.00
3/31/2020	54.55	80.40	59.62
6/30/2020	62.43	96.92	68.30
9/30/2020	61.42	105.57	61.30
12/31/2020	83.77	118.40	91.29
3/31/2021	98.87	125.71	118.41
6/30/2021	95.32	136.46	116.73
9/30/2021	97.64	137.25	120.48
12/31/2021	118.68	152.39	124.74
3/31/2022	102.50	145.38	122.03
6/30/2022	90.28	121.97	107.40
9/30/2022	91.72	116.02	111.62
12/31/2022	94.83	124.79	116.10
3/31/2023	73.89	134.14	95.25
6/30/2023	65.52	145.87	89.78
9/30/2023	82.09	141.09	91.92
12/31/2023	108.47	157.59	115.63
3/31/2024	98.66	174.23	108.87
6/30/2024	96.97	181.69	105.92
9/30/2024	115.02	192.38	122.61
12/31/2024	115.79	197.02	130.90
ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion presents management’s analysis of our results of operations and financial condition over each of the last two most recent fiscal years. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.
The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2023 to December 31, 2024 and its results of operations for the year ended December 31, 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements. A discussion regarding significant changes in the financial condition of Business First and its subsidiaries from December 31, 2022 to December 31, 2023 and its results of operations for the year ended December 31, 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024, as amended, which is available on the SEC’s website at www.sec.gov and on the Company’s website, www.b1bank.com.
Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex and Houston. We currently operate out of banking centers and loan production offices in markets across Louisiana and Texas. As of December 31, 2024, we had total assets of $7.9 billion, total loans of $6.0 billion, total deposits of $6.5 billion, and total shareholders’ equity of $799.5 million.
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

Bank Term Funding Program (“BTFP”)
On March 12, 2023, the Federal Reserve developed the BTFP, which offered loans to banks with a term of up to one year. These loans were secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed rate of 4.38% and matured on March 22, 2024, at which time we repaid them in full.
Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $907.7 million and $1.0 billion as of December 31, 2024 and 2023, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Oakwood
On October 1, 2024, we consummated the merger of Oakwood, the parent bank holding company for Oakwood Bank, with and into us, with us continuing as the surviving corporation pursuant to the terms of the Reorganization Agreement. Immediately following the consummation of the Oakwood acquisition, Oakwood Bank merged with and into us, with us surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood acquisition, we issued 3,973,134 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had $863.6 million in total assets, $700.2 million in loans and $741.3 million in total deposits.
Financial Highlights
The financial highlights as of and for the year ended December 31, 2024 include:
•Total assets of $7.9 billion, a $1.3 billion, or 19.3%, increase from December 31, 2023.
•Total loans held for investment of $6.0 billion, a $988.6 million, or 19.8%, increase from December 31, 2023.
•Total deposits of $6.5 billion, a $1.3 billion, or 24.1%, increase from December 31, 2023.
•Net income available to common shareholders of $59.7 million, a $5.9 million, or 9.0%, decrease from the year ended December 31, 2023.
•Net interest income of $227.4 million, a $12.3 million, or 5.7%, increase from the year ended December 31, 2023.
•An allowance for credit losses of 0.98% of total loans held for investment, compared to 0.88% as of December 31, 2023, and a ratio of nonperforming loans to total loans held for investment of 0.42%, compared to 0.34% as of December 31, 2023.

•Earnings per common share for the year ended December 31, 2024 of $2.27 per basic common share and $2.26 per diluted common share, compared to $2.62 per basic common share and $2.59 per diluted common share for the year ended December 31, 2023.
•Return to common shareholders on average assets of 0.86% compared to 1.04% for the year ended December 31, 2023.
•Return to common shareholders on average common equity of 9.54% compared to 12.36% for the year ended December 31, 2023.
•Capital Ratios included Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.53%, 9.44%, 10.56% and 12.75%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.52%, 9.15%, 10.46% and 12.85% for the year ended December 31, 2023.
•Book value per common share of $24.62, an increase of 9.0% from $22.58 at December 31, 2023.
Results of Operations for the Years Ended December 31, 2024 and 2023
Performance Summary
For the year ended December 31, 2024, net income available to common shareholders was $59.7 million, or $2.27 per basic common share and $2.26 per diluted common share, compared to net income available to common shareholders of $65.6 million, or $2.62 per basic common share and $2.59 per diluted common share, for the year ended December 31, 2023. Return to common shareholders on average assets decreased to 0.86% for the year ended December 31, 2024 from 1.04% for the year ended December 31, 2023. Return to common shareholders on average common equity decreased to 9.54% for the year ended December 31, 2024, as compared to 12.36% for the year ended December 31, 2023.
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
For the year ended December 31, 2024, net interest income totaled $227.4 million, and net interest margin and net interest spread were 3.48% and 2.55%, respectively. For the year ended December 31, 2023, net interest income totaled $215.1 million and net interest margin and net interest spread were 3.62% and 2.72%, respectively. The average yield on the loan portfolio was 7.03%, for the year ended December 31, 2024, compared to 6.65% for the year ended December 31, 2023, and the average yield on total interest-earning assets was 6.35% for the year ended December 31, 2024, compared to 5.95% for the year ended December 31, 2023. For the year ended December 31, 2024, overall cost of funds (which includes noninterest-bearing deposits) increased 58 basis points compared to the year ended December 31, 2023.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2024, 2023 and 2022, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield.

	For the Years Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$5,327,466	$374,555	7.03%	$4,859,637	$323,327	6.65%	$4,020,436	$218,032	5.42%
Securities	921,393	25,259	2.74	898,771	20,125	2.24	956,232	16,503	1.73
Interest-bearing deposits in other banks	287,474	14,950	5.20	180,997	9,875	5.46	115,016	1,579	1.37
Total interest-earning assets	6,536,333	414,764	6.35	5,939,405	353,327	5.95	5,091,684	236,114	4.64
Allowance for loan losses	(43,931)			(41,665)			(32,093)
Noninterest-earning assets	481,333			444,140			413,917
Total assets	$6,973,735	$414,764		$6,341,880	$353,327		$5,473,508	$236,114
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,427,233	$165,094	3.73%	$3,566,216	$106,908	3.00%	$3,007,882	$24,413	0.81%
Subordinated debt	99,884	5,394	5.40	105,369	5,323	5.05	106,054	5,108	4.82
Subordinated debt - trust preferred securities	5,000	447	8.94	5,000	430	8.60	5,000	247	4.94
Bank Term Funding Program	64,754	2,788	4.31	253,706	11,313	4.46	-	-	-
Advances from FHLB	317,462	13,164	4.15	329,726	13,702	4.16	271,025	6,479	2.39
First National Bankers Bank ("FNBB") Line of Credit	-	-	-	-	-	-	2,500	121	4.84
Other borrowings	19,464	494	2.54	21,825	522	2.39	23,197	169	0.73
Total interest-bearing liabilities	4,933,797	187,381	3.80	4,281,842	138,198	3.23	3,415,658	36,537	1.07
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,285,445			1,412,979			1,539,938
Other liabilities	56,649			44,173			37,533
Total noninterest-bearing liabilities	1,342,094			1,457,152			1,577,471
Shareholders' equity:
Common shareholders' equity	625,914			530,956			456,388
Preferred equity	71,930			71,930			23,991
Total shareholders' equity	697,844			602,886			480,379
Total liabilities and shareholders' equity	$6,973,735			$6,341,880			$5,473,508
Net interest rate spread (1)			2.55%			2.72%			3.57%
Net interest income		$227,383			$215,129			$199,577
Net interest margin (2)			3.48%			3.62%			3.92%
Overall cost of funds			3.01%			2.43%			0.74%
_______________________________
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

For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
	Increase (Decrease) due to change in
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$32,891	$18,337	$51,228
Securities	620	4,514	5,134
Interest-bearing deposits in other banks	5,537	(462)	5,075
Total increase in interest income	$39,048	$22,389	$61,437
Interest-bearing liabilities:
Interest-bearing deposits	$32,108	$26,078	$58,186
Subordinated debt	(296)	367	71
Subordinated debt - trust preferred securities	-	17	17
Bank Term Funding Program	(8,135)	(390)	(8,525)
Advances from FHLB	(509)	(29)	(538)
Other borrowings	(60)	32	(28)
Total increase in interest expense	23,108	26,075	49,183
Increase (decrease) in net interest income	$15,940	$(3,686)	$12,254

	For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
	Increase (Decrease) due to change in
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$55,835	$49,460	$105,295
Securities	(1,287)	4,909	3,622
Interest-bearing deposits in other banks	3,600	4,696	8,296
Total increase in interest income	$58,148	$59,065	$117,213
Interest-bearing liabilities:
Interest-bearing deposits	$16,738	$65,757	$82,495
Subordinated debt	(35)	250	215
Subordinated debt - trust preferred securities	-	183	183
Bank Term Funding Program	11,313	-	11,313
Advances from FHLB	2,439	4,784	7,223
FNBB Line of Credit	-	(121)	(121)
Other borrowings	(33)	386	353
Total increase in interest expense	30,422	71,239	101,661
Increase (decrease) in net interest income	$27,726	$(12,174)	$15,552

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $10.9 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively. The higher provision during the year ended December 31, 2024 compared to 2023 relates primarily to the acquisition of Oakwood, and, to a lesser extent, increases from organic loan growth and non-performing loans.
Noninterest Income (“Other Income”)
Our primary sources of noninterest income are service charges on deposit accounts, debit card and automated teller machine (“ATM”) fee income, income from bank-owned life insurance, fees and brokerage commissions, loan sales, swap fee income, and pass-through income from other investments (small business investment company (“SBIC”) partnerships and financial technology (“Fintech”) funds). The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	2024	2023	Increase (Decrease)

	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$10,577	$9,704	$873
Debit card and ATM fee income	7,659	6,590	1,069
Bank-owned life insurance income	2,875	2,247	628
Gain on sales of loans	2,973	1,972	1,001
Gain (loss) on sales of investment securities	7	(2,565)	2,572
Fees and brokerage commissions	7,844	7,247	597
Mortgage origination income	238	285	(47)
Correspondent bank income	715	456	259
Gain on sales of other real estate owned	89	646	(557)
Loss on sales of other assets	(15)	(15)	-
Gain on sale of banking center	-	945	(945)
Gain on extinguishment of debt	-	1,458	(1,458)
Swap Fee Income	2,739	964	1,775
Pass-through income from other investments	1,208	1,946	(738)
Other	7,284	4,762	2,522
Total noninterest income	$44,193	$36,642	$7,551
Noninterest income for the year ended December 31, 2024 increased $7.6 million, or 20.6%, to $44.2 million compared to noninterest income of $36.6 million for the same period in 2023. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:
Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $10.6 million for the year ended December 31, 2024, compared to $9.7 million for the 2023, an increase of $873,000, or 9.0%.
Gain on sales of loans. We had gains on sales of loans of $3.0 million in 2024, compared to $2.0 million in 2023, an increase of $1.0 million, or 50.8%, primarily due to increased SBA loan sale activity.

Gain (loss) on sales of investment securities. We had net gains on the sales of investment securities of $7,000 in 2024, compared to net losses on the sales of $2.6 million in 2023. During the fourth quarter of 2023, we sold $71.5 million in securities at a loss, with a weighted average book yield of 1.98% and reinvested the funds into high yielding investments with an average book yield of 5.17%, locking in higher yields and keeping consistent, the duration and overall portfolio weighted average life.
Gain on sales of other real estate owned. We had net gains on the sales or other real estate owned of $89,000 in 2024, compared to $646,000 in 2023, a decrease of $557,000. The majority of the gains on sale of other real estate in 2023 resulted from the sale of two properties at a total gain of $511,000.
Gain on sale of banking center. We sold a banking center located in Leesville, Louisiana that resulted in a gain of $945,000 during 2023.
Gain on extinguishment of debt. We extinguished $8.9 million in subordinated debt resulting in a gain on the extinguishment of debt of $1.5 million during 2023.
Swap fee income. We had swap fee income from back-to-back interest rate swaps in the amount of $2.7 million in 2024, compared to $964,000 during 2023, an increase of $1.8 million, or 184.1%.
Other. This category includes a variety of other income producing activities, including wire transfer fees, insurance commissions and credit card income. Other income increased $2.5 million, or 53.0%, for the year ended December 31, 2024, compared to the same period in 2023.
Noninterest Expense (“Other Expense”)
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses, among others.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
	2024	2023	Increase (Decrease)

	(Dollars in thousands)
Salaries and employee benefits	$103,917	$90,611	$13,306
Non-staff expenses:
Occupancy of bank premises	10,944	9,518	1,426
Depreciation and amortization	7,540	6,767	773
Data processing	11,957	9,034	2,923
FDIC assessment fees	3,598	3,645	(47)
Legal and professional fees	3,756	3,173	583
Advertising and promotions	4,878	4,628	250
Utilities and communications	2,883	2,899	(16)
Ad valorem shares tax	4,057	3,160	897
Directors' fees	1,085	1,079	6
Other real estate owned expenses and write-downs	301	687	(386)
Merger and conversion related expenses	1,236	236	1,000
Other	21,500	21,265	235
Total noninterest expense	$177,652	$156,702	$20,950

Noninterest expense for the year ended December 31, 2024 increased $21.0 million, or 13.4%, to $177.7 million compared to noninterest expense of $156.7 million for the same period in 2023. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:
Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $103.9 million for the year ended December 31, 2024, an increase of $13.3 million, or 14.7%, compared to the same period in 2023. The increase was primarily due to the acquisitions of Waterstone and Oakwood, additional hires for new positions and our merit increase cycle. As of December 31, 2024, we had 859 full-time equivalent employees, compared to 761 full-time equivalents as of December 31, 2023. Salaries and employee benefits included stock-based compensation expense of $2.5 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively.
Occupancy of bank premises. Occupancy of bank premises expenses were $10.9 million and $9.5 million for the years ended December 31, 2024 and 2023, respectively, an increase of $1.4 million, or 15.0%, which is primarily due to the acquisition of Oakwood.
Data processing. Data processing fees were $12.0 million and $9.0 million for the years ended December 31, 2024 and 2023, respectively, an increase of $2.9 million, or 32.4%.
Merger and conversion related expenses. Merger and conversion related expenses for the year ended December 31, 2024 was primarily to the acquisitions of Waterstone and Oakwood in 2024.
Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $235,000, or 1.1%, for the year ended December 31, 2024 compared to the same period in 2023.
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
For the year ended December 31, 2024, income tax expense totaled $17.9 million, an decrease of $1.6 million, or 8.2%, compared to $19.5 million for the same period in 2023. For the years ended December 31, 2024 and 2023, our effective tax rates were 21.6% and 21.6%, respectively.
Financial Condition
Our total assets increased $1.3 billion, or 19.3%, from $6.6 billion as of December 31, 2023 to $7.9 billion as of December 31, 2024, due primarily from the acquisition of Oakwood, increases in our loan portfolio, as well as our cash and cash equivalents due to our increase in deposits.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.
As of December 31, 2024, total loans, excluding mortgage loans held for sale, were $6.0 billion, an increase of $988.6 million or 19.8%, compared to $5.0 billion as of December 31, 2023. The increase was primarily due to the acquisition of Oakwood. Additionally, $717,000 and $835,000 in mortgage loans were classified as loans held for sale as of December 31, 2024 and 2023, respectively.

Total loans held for investment as a percentage of deposits were 91.9% and 95.1% as of December 31, 2024 and 2023, respectively. Total loans held for investment as a percentage of assets were 76.1% and 75.8% as of December 31, 2024 and 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2024		As of December 31, 2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate Loans:
Commercial
Retail and Wholesale	$580,974	9.7%	$573,725	11.5%
Hospitality	310,576	5.2	249,027	5.0
Healthcare	218,152	3.6	201,098	4.0
Services	170,747	2.9	155,283	3.1
Energy	98,779	1.7	100,523	2.0
Other	1,103,995	18.5	938,272	18.8
Total Commercial	2,483,223	41.6	2,217,928	44.4
Construction	670,502	11.2	669,798	13.4
Residential	884,533	14.8	682,394	13.7
Total Real Estate Loans	4,038,258	67.6	3,570,120	71.5
Commercial	1,868,675	31.2	1,358,838	27.2
Consumer and Other	74,466	1.2	63,827	1.3
Total loans held for investment	$5,981,399	100.0%	$4,992,785	100.0%

	As of December 31, 2024		As of December 31, 2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial real estate:
Dallas Region	$778,174	31.3%	$618,608	27.9%
New Orleans Region	466,661	18.8	439,087	19.8
North Louisiana Region	440,238	17.7	418,510	18.9
Capitol Region	246,321	9.9	213,492	9.6
Houston Region	234,959	9.5	243,097	11.0
Southwest Louisiana Region	234,875	9.5	201,538	9.1
Bayou Region	81,995	3.3	83,596	3.8
Total commerical real estate loans	$2,483,223	100.0%	$2,217,928	100.0%
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
Real Estate: Commercial loans increased $265.3 million, or 12.0%, to $2.5 billion as of December 31, 2024, from $2.2 billion as of December 31, 2023.
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
Real Estate: Construction loans increased $704,000, or 0.1%, to $670.5 million as of December 31, 2024, from $669.8 million as of December 31, 2023.
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
Real Estate: Residential loans increased $202.1 million, or 29.6%, to $884.5 million as of December 31, 2024, from $682.4 million as of December 31, 2023.
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
Commercial loans increased $509.8 million, or 37.5%, to $1.9 billion as of December 31, 2024, from $1.4 billion as of December 31, 2023.
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
Consumer and other loans increased $10.6 million, or 16.7%, to $74.5 million as of December 31, 2024, from $63.8 million as of December 31, 2023.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total

	(Dollars in thousands)
Real Estate Loans:
Commercial	$374,129	$1,513,009	$513,999	$82,086	$2,483,223
Construction	320,732	286,326	47,195	16,249	670,502
Residential	143,804	514,596	151,262	74,871	884,533
Total Real Estate Loans	838,665	2,313,931	712,456	173,206	4,038,258
Commercial	919,905	672,153	271,632	4,985	1,868,675
Consumer and Other	44,359	26,830	3,123	154	74,466
Total loans held for investment	$1,802,929	$3,012,914	$987,211	$178,345	$5,981,399

Fixed rate loans:
Real Estate Loans:
Commercial	$134,809	$1,141,096	$349,949	$12,854	$1,638,708
Construction	66,241	132,702	13,892	7,454	220,289
Residential	72,174	422,430	96,826	21,189	612,619
Total Real Estate Loans	273,224	1,696,228	460,667	41,497	2,471,616
Commercial	179,506	351,913	152,841	-	684,260
Consumer and Other	35,067	21,062	2,585	154	58,868
Total fixed rate loans	$487,797	$2,069,203	$616,093	$41,651	$3,214,744

Floating rate loans:
Real Estate Loans:
Commercial	$239,320	$371,913	$164,050	$69,232	$844,515
Construction	254,491	153,624	33,303	8,795	450,213
Residential	71,630	92,166	54,436	53,682	271,914
Total Real Estate Loans	565,441	617,703	251,789	131,709	1,566,642
Commercial	740,399	320,240	118,791	4,985	1,184,415
Consumer and Other	9,292	5,768	538	-	15,598
Total floating rate loans	$1,315,132	$943,711	$371,118	$136,694	$2,766,655
866

	As of December 31, 2023
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total

	(Dollars in thousands)
Real Estate Loans:
Commercial	$251,365	$1,256,655	$620,029	$89,879	$2,217,928
Construction	325,883	278,039	45,910	19,966	669,798
Residential	79,357	401,852	137,283	63,902	682,394
Total Real Estate Loans	656,605	1,936,546	803,222	173,747	3,570,120
Commercial	520,058	594,274	243,744	762	1,358,838
Consumer and Other	35,971	23,520	4,134	202	63,827
Total loans held for investment	$1,212,634	$2,554,340	$1,051,100	$174,711	$4,992,785

Fixed rate loans:
Real Estate Loans:
Commercial	$156,227	$1,067,124	$450,884	$17,470	$1,691,705
Construction	96,020	187,970	16,388	13,866	314,244
Residential	49,434	344,549	85,731	14,952	494,666
Total Real Estate Loans	301,681	1,599,643	553,003	46,288	2,500,615
Commercial	134,242	331,029	147,388	-	612,659
Consumer and Other	26,867	17,373	3,260	159	47,659
Total fixed rate loans	$462,790	$1,948,045	$703,651	$46,447	$3,160,933

Floating rate loans:
Real Estate Loans:
Commercial	$95,138	$189,531	$169,145	$72,409	$526,223
Construction	229,863	90,069	29,522	6,100	355,554
Residential	29,923	57,303	51,552	48,950	187,728
Total Real Estate Loans	354,924	336,903	250,219	127,459	1,069,505
Commercial	385,816	263,245	96,356	762	746,179
Consumer and Other	9,104	6,147	874	43	16,168
Total floating rate loans	$749,844	$606,295	$347,449	$128,264	$1,831,852
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $30.5 million and $18.8 million in nonperforming assets as of December 31, 2024 and 2023, respectively. We had $25.0 million in nonperforming loans as of December 31, 2024 compared to $17.1 million as of December 31, 2023. The increase in nonperforming assets from December 31, 2023 to December 31, 2024 is primarily due to two lending relationships secured by residential real estate, one secured by commercial real estate, and one commercial loan that is unsecured.
The following tables present information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2024	2023	2022

	(Dollars in thousands)
Nonaccrual loans	$24,147	$16,943	$11,054
Accruing loans 90 or more days past due	860	127	335
Total nonperforming loans	25,007	17,070	11,389
Other nonperforming assets	-	-	62
Other real estate owned:
Commercial real estate, construction, land and land development	5,197	1,326	1,199
Residential real estate	332	359	173
Total other real estate owned	5,529	1,685	1,372
Total nonperforming assets	$30,536	$18,755	$12,823
Ratio of nonperforming loans to total loans held for investment	0.42%	0.34%	0.25%
Ratio of nonperforming assets to total assets	0.39	0.28	0.21
Ratio of nonaccrual loans to total loans held for investment	0.40	0.34	0.24

	As of December 31,
	2024	2023	2022

	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$3,621	$3,280	$2,644
Construction	5,251	3,543	992
Residential	7,078	7,352	4,080
Total Real Estate Loans	15,950	14,175	7,716
Commercial	8,039	2,395	3,150
Consumer and Other	158	373	188
Total	$24,147	$16,943	$11,054
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

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,383,439	$75,385	$23,548	$851	$2,483,223
Construction	658,364	3,436	8,702	-	670,502
Residential	871,634	3,163	9,485	251	884,533
Total Real Estate Loans	3,913,437	81,984	41,735	1,102	4,038,258
Commercial	1,828,485	25,979	13,911	300	1,868,675
Consumer and Other	74,097	-	369	-	74,466
Total	$5,816,019	$107,963	$56,015	$1,402	$5,981,399

	As of December 31, 2023
	Pass	Special Mention	Substandard	Doubtful	Total

	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,188,840	$18,658	$9,163	$1,267	$2,217,928
Construction	661,796	4,087	3,570	345	669,798
Residential	669,391	3,161	9,353	489	682,394
Total Real Estate Loans	3,520,027	25,906	22,086	2,101	3,570,120
Commercial	1,338,339	14,623	5,308	568	1,358,838
Consumer and Other	63,265	100	462	-	63,827
Total	$4,921,631	$40,629	$27,856	$2,669	$4,992,785
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
As of December 31, 2024, the allowance for credit losses totaled $58.5 million, or 0.98%, of total loans held for investment. As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment. As of December 31, 2022, the allowance for credit losses totaled $38.8 million, or 0.84%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Years Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Average loans outstanding	$5,327,466	$4,859,637	$4,020,436
Gross loans held for investment outstanding end of period	$5,981,399	$4,992,785	$4,606,176
Allowance for credit losses at beginning of period	$43,738	$38,783	$29,936
Adoption of ASU 2016-13	-	5,857	-
Adjustment for Oakwood purchased credit deterioration loans	8,410	-	-
Provision for credit losses	10,873	4,483	10,667
Charge-offs:
Real Estate:
Commercial	(263)	2,049	51
Construction	2,261	36	16
Residential	297	42	191
Total Real Estate	2,295	2,127	258
Commercial	986	2,813	2,139
Consumer and other	2,392	1,489	424
Total charge-offs	5,673	6,429	2,821
Recoveries:
Real Estate:
Commercial	86	26	50
Construction	515	1	25
Residential	14	18	20
Total Real Estate	615	45	95
Commercial	236	672	739
Consumer and other	329	327	167
Total recoveries	1,180	1,044	1,001
Net charge-offs	4,493	5,385	1,820
Allowance for credit losses at end of period	$58,528	$43,738	$38,783
Ratio of allowance for credit losses to end of period loans held for investment	0.98%	0.88%	0.84%
Ratio of net charge-offs to average loans	0.08	0.11	0.05
Ratio of allowance for credit losses to nonaccrual loans	242.38	258.15	350.85

	For the Years Ended December 31,
	2024		2023		2022
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans

	(Dollars in thousands)
Real estate:
Commercial	$(349)	0.00%	$2,023	0.04%	$1	0.00%
Construction	1,746	0.03%	35	0.00%	(9)	0.00%
Residential	283	0.00%	24	0.00%	171	0.00%
Total Real Estate Loans	1,680	0.03%	2,082	0.04%	163	0.00%
Commercial	750	0.01%	2,141	0.05%	1,400	0.04%
Consumer and Other	2,063	0.04%	1,162	0.02%	257	0.01%
Total net charge-offs (recoveries)	$4,493	0.08%	$5,385	0.11%	$1,820	0.05%
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

	For the Years Ended December 31,
	2024		2023		2022
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total

	(Dollars in thousands)
Real estate:
Commercial	$23,688	40.5%	$17,882	40.9%	$14,922	38.5%
Construction	8,473	14.5	8,142	18.6	5,905	15.2
Residential	8,394	14.3	5,662	12.9	5,367	13.8
Total real estate	40,555	69.3	31,686	72.4	26,194	67.5
Commercial	17,432	29.8	11,796	27.0	11,950	30.8
Consumer and Other	541	0.9	256	0.6	639	1.7
Total allowance for credit losses	$58,528	100.0%	$43,738	100.0%	$38,783	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2024, the carrying amount of investment securities totaled $893.5 million, an increase of $14.0 million, or 1.6%, compared to $879.6 million as of December 31, 2023. Securities represented 11.4% and 13.4% of total assets as of December 31, 2024 and 2023, respectively.

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

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
U.S. treasury securities	$17,631	$-	$956	$16,675
U.S. government agencies	10,164	-	576	9,588
Corporate bonds	47,855	348	3,038	45,165
Mortgage-backed securities	584,321	542	47,125	537,738
Municipal securities	313,452	23	29,092	284,383
Total	$973,423	$913	$80,787	$893,549

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
U.S. treasury securities	$17,690	$-	$1,451	$16,239
U.S. government agencies	10,258	-	848	9,410
Corporate bonds	49,609	-	5,770	43,839
Mortgage-backed securities	555,148	976	49,814	506,310
Municipal securities	331,273	298	27,798	303,773
Total	$963,978	$1,274	$85,681	$879,571
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2024.
The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of December 31, 2024 and 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,675	0.80%	$-	-%	$-	-%	$16,675	0.80%
U.S. government agencies	-	-%	9,588	0.92%	-	-%	-	-%	9,588	0.92%
Corporate bonds	-	-%	6,253	5.00%	38,912	4.90%	-	-%	45,165	4.91%
Mortgage-backed securities	4,081	2.68%	47,501	2.07%	184,576	2.99%	301,580	3.16%	537,738	3.00%
Municipal securities	24,577	1.44%	93,150	1.76%	105,409	1.96%	61,247	2.97%	284,383	2.07%
Total	$28,658	1.61%	$173,167	1.82%	$328,897	2.89%	$362,827	3.13%	$893,549	2.74%

	As of December 31, 2023
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,239	0.80%	$-	-%	$-	-%	$16,239	0.80%
U.S. government agencies	-	-%	9,410	0.92%	-	-%	-	-%	9,410	0.92%
Corporate bonds	213	-%	2,390	4.78%	41,236	4.61%	-	-%	43,839	4.60%
Mortgage-backed securities	147	1.28%	46,339	2.06%	191,332	2.68%	268,492	2.73%	506,310	2.65%
Municipal securities	16,766	1.56%	96,739	1.55%	117,092	1.91%	73,176	2.38%	303,773	1.89%
Total	$17,126	1.54%	$171,117	1.63%	$349,660	2.65%	$341,668	2.66%	$879,571	2.43%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.63 years with an estimated effective duration of 3.79 years as of December 31, 2024.
As of December 31, 2024 and 2023, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.
As of December 31, 2024 and 2023, the Company held other equity securities of $41.1 million and $33.9 million, respectively, comprised mainly of FHLB stock, SBIC’s and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2024 were $6.5 billion, an increase of $1.3 billion, or 24.1%, compared to $5.2 billion as of December 31, 2023. Total uninsured deposits were $2.8 billion, or 43.4% of deposits as of December 31, 2024 compared to $2.0 billion, or 38.9%, or total deposits as of December 31, 2023. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of December 31, 2024 were $1.4 billion compared to $1.3 billion as of December 31, 2023, an increase of $58.0 million, or 4.5%.
Average deposits for the year ended December 31, 2024 were $5.7 billion, an increase of $733.5 million, or 14.7%, compared to the year ended December 31, 2023 of $5.0 billion. The average rate paid on total interest-bearing deposits increased over this period from 3.00% for the year ended December 31, 2023 to 3.73% for the year ended December 31, 2024. The increase in average rates was driven by the federal reserve raising interest rates during the years ended December 31, 2023 and 2022. In addition, the stability and the continued growth of noninterest-bearing demand accounts served to reduce the cost of deposits to 2.89% for the year ended December 31, 2024 and 2.15% for the year ended December 31, 2023.
The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing demand accounts	$611,561	3.36%	$507,782	3.40%
Negotiable order of withdrawal ("NOW") accounts	402,046	2.09%	468,094	1.33%
Limited access money market accounts and savings	2,146,610	3.79%	1,441,836	2.77%
Certificates and other time deposits > $250k	628,929	4.52%	498,054	4.01%
Certificates and other time deposits < $250k	638,087	4.13%	650,450	3.61%
Total interest-bearing deposits	4,427,233	3.73%	3,566,216	3.00%
Noninterest-bearing demand accounts	1,285,445	-%	1,412,979	-%
Total deposits	$5,712,678	2.89%	$4,979,195	2.15%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2024 and 2023 was 22.5% and 28.4%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2024:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000

	(Dollars in thousands)
3 months or less	$81,665	$168,219
More than 3 months but less than 6 months	180,467	119,280
More than 6 months but less than 12 months	150,957	128,370
12 months or more	274,512	81,042
Total	$687,601	$496,911
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.

FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2024 and 2023, total borrowing capacity of $2.0 billion and $1.8 billion, respectively, was available under this arrangement and $355.9 million and $211.2 million, respectively, was outstanding with a weighted average stated interest rate of 4.15% as of December 31, 2024 and 3.65% as of December 31, 2023. Our current longest dated FHLB advance matures within ten years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.
The following table presents our FHLB borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December 31, 2024
Amount outstanding at year-end	$355,875
Weighted average stated interest rate at year-end	4.15%
Maximum month-end balance during the year	$377,048
Average balance outstanding during the year	$317,462
Weighted average interest rate during the year	4.15%

December 31, 2023
Amount outstanding at year-end	$211,198
Weighted average stated interest rate at year-end	3.65%
Maximum month-end balance during the year	$517,112
Average balance outstanding during the year	$329,726
Weighted average interest rate during the year	4.16%
Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve launched the BTFP, which offered loans to banks with a term of up to one year. The loans were secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed interest rate of 4.38% and matured on March 22, 2024, at which time we repaid them in full.

The following table presents our Bank Term Funding Program borrowings at the date indicated.

BTFP
(Dollars in Thousands)
December 31, 2024
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	-%
Maximum month-end balance during the year	$300,000
Average balance outstanding during the year	$64,754
Weighted average interest rate during the year	4.31%

December 31, 2023
Amount outstanding at year-end	$300,000
Weighted average stated interest rate at year-end	4.38%
Maximum month-end balance during the year	$428,000
Average balance outstanding during the year	$253,706
Weighted average interest rate during the year	4.46%
Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2024 and 2023 was $25.0 million. These subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers' Bank ("FNBB"), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.
On March 26, 2021, we issued $52.5 million in subordinated notes. These subordinated notes bear interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2024 and 2023 was $52.5 million. The subordinated notes are redeemable by the Company at its option beginning in 2026.
On April 1, 2021, we consummated the acquisition of SSW. Under the terms of the acquisition, we issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2024 and 2023 was $3.9 million. The subordinated notes are redeemable by the Company at its option beginning in 2026.
On March 1, 2022, we consummated the acquisition of TCBI. As part of the acquisition, we assumed $26.4 million in subordinated debt. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and was callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and was callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $833,000 and $1.1 million remaining at December 31, 2024 and December 31, 2023, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

The following table presents the Subordinated Debt at the dates indicated.

Subordinated Debt
(Dollars in Thousands)
December 31, 2024
Amount outstanding at year-end	$99,760
Weighted average stated interest rate at year-end	5.69%
Maximum month-end balance during the year	$99,971
Average balance outstanding during the year	$99,884
Weighted average interest rate during the year	5.40%

December 31, 2023
Amount outstanding at year-end	$99,990
Weighted average stated interest rate at year-end	5.72%
Maximum month-end balance during the year	$110,698
Average balance outstanding during the year	$105,369
Weighted average interest rate during the year	5.05%
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
Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of December 31, 2024:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$55,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Texas Capital	5,000
Total	$160,000

The following table represents combined Federal Funds Purchased Lines of Credit for all relationships at the dates indicated.

Fed Funds Purchased
(Dollars in Thousands)
December 31, 2024
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	0.00%
Maximum month-end balance during the year	$-
Average balance outstanding during the year	$5
Weighted average interest rate during the year	6.46%

December 31, 2023
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	0.00%
Maximum month-end balance during the year	$14,622
Average balance outstanding during the year	$474
Weighted average interest rate during the year	1.96%
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2024 and 2023, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of December 31, 2024 and 2023, we maintained six and five lines of credit, respectively, with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $160.0 million and $145.0 million as of December 31, 2024 and 2023, respectively. There were no funds under these lines of credit outstanding as of December 31, 2024 and 2023, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $7.0 billion and $6.3 billion for the years ended December 31, 2024 and 2023, respectively.

	For the Years Ended December 31,
	2024	2023
Source of Funds:
Deposits:
Noninterest-bearing	18.4%	22.3%
Interest-bearing	63.5	56.2
Subordinated debt (excluding trust preferred securities)	1.4	1.7
Advances from FHLB	4.6	5.2
Other borrowings	0.4	0.4
Bank Term Funding Program	0.9	4.0
Other liabilities	0.8	0.7
Shareholders' equity	10.0	9.5
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	75.8%	76.0%
Securities available for sale	13.2	14.2
Interest-bearing deposits in other banks	4.1	2.8
Other noninterest-earning assets	6.9	7.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.5%	28.4%
Average loans to average deposits	93.3	97.6
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 9.6% for the year ended December 31, 2024 compared to the same period in 2023. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.63 years and an effective duration of 3.79 years as of December 31, 2024 and a weighted average life of 4.57 years and an effective duration of 3.81 years as of December 31, 2023.
As of December 31, 2024, we had outstanding $1.4 billion in commitments to extend credit and $50.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had outstanding $1.2 billion in commitments to extend credit and $45.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.
As of December 31, 2024, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. We had cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, of $567.6 million and $377.2 million as of December 31, 2024 and 2023, respectively.
Capital Resources
Total shareholders’ equity increased to $799.5 million as of December 31, 2024, compared to $644.3 million as of December 31, 2023, an increase of $155.2 million, or 24.1%. This increase was primarily due to the acquisition of Oakwood, which resulted in stock issuance of $103.8 million, net income available to common shareholders of $59.7 million, other comprehensive income of $3.6 million resulting from the after tax effect of unrealized gains in our investment securities portfolio, and offset by dividends paid on common shares of $14.9 million.

On January 23, 2025, our board of directors declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of February 15, 2025. The dividend was paid on February 28, 2025.
On January 23, 2025, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2024 in the amount of $0.14 per common share to the common shareholders of record as of February 15, 2025. The dividend was paid on February 28, 2025.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2024 and December 31, 2023, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$878,914	12.75%	$754,990	12.85%
Tier 1 capital (to risk weighted assets)	727,959	10.56%	614,975	10.46%
Common Equity Tier 1 capital (to risk weighted assets)	651,029	9.44%	538,045	9.15%
Tier 1 Leverage capital (to average assets)	727,959	9.53%	614,975	9.52%

b1BANK
Total capital (to risk weighted assets)	$857,627	12.45%	$730,117	12.43%
Tier 1 capital (to risk weighted assets)	799,099	11.60%	686,379	11.69%
Common Equity Tier 1 capital (to risk weighted assets)	799,099	11.60%	686,379	11.69%
Tier 1 Leverage capital (to average assets)	799,099	10.47%	686,379	10.63%
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
FHLB Advances
Advances from the FHLB totaled approximately $355.9 million and $211.2 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.15% and 3.65%, respectively, and mature within ten years. At December 31, 2024, $55.0 million in advances were short term with a rate of 4.38% and none at December 31, 2023.
Bank Term Funding Program (“BTFP”)
On March 12, 2023, the Federal Reserve launched the BTFP, which offered loans to banks with a term of up to one year. The loans were secured by pledging participating banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed interest rate of 4.38% and mature on March 22, 2024, at which time we repaid them in full.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of December 31, 2024 and 2023 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $355.9 million and $211.2 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.15% and 3.65%, respectively, and maturing within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We repaid this debt in full at the time of maturity. The subordinated debt totaled $99.8 million and $100.0 million as of December 31, 2024 and 2023. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $833,000 and $1.1 million remaining at December 31, 2024 and December 31, 2023, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of December 31, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Non-cancelable future operating leases	$5,888	$10,864	$8,202	$6,844	$31,798
Time deposits	983,140	385,363	28,410	-	1,396,913
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	82,560	123,315	75,000	75,000	355,875
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,621	-	-	-	22,621
Standby and commercial letters of credit	43,881	5,885	170	16	49,952
Commitments to extend credit	762,661	373,705	144,823	96,685	1,377,874
Total	$1,900,751	$899,132	$274,105	$264,972	$3,338,960

	As of December 31, 2023
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Non-cancelable future operating leases	$4,429	$7,166	$6,426	$5,617	$23,638
Time deposits	1,027,366	238,222	35,490	21	1,301,099
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	-	111,198	25,000	75,000	211,198
BTFP	300,000	-	-	-	300,000
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	18,885	-	-	-	18,885
Standby and commercial letters of credit	43,704	927	546	-	45,177
Commitments to extend credit	625,521	330,138	106,171	112,477	1,174,307
Total	$2,019,905	$687,651	$191,133	$279,542	$3,178,231
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.10%	(0.70%)	(5.50%)	(5.59%)
+200	5.60%	(0.30%)	(3.20%)	(3.47%)
+100	2.90%	-%	(1.10%)	(1.39%)
Base	-%	-%	-%	-%
-100	(2.30%)	0.30%	0.30%	1.40%
-200	(5.20%)	(1.30%)	0.50%	2.67%
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
Core Net Income. Core net income available to common shareholders for the year ended December 31, 2024 was $65.8 million, or $2.49 per diluted common share, compared to core net income available to common shareholders of $66.3 million, or $2.62 per diluted common share, for the year ended December 31, 2023. Core net income available to common shareholders for the year ended December 31, 2024 included a CECL impact on the Oakwood acquisition of $4.8 million, acquisition related expenses of $1.6 million and core conversion expenses of $974,000, compared to an adjustment for $2.6 million in losses on sales of securities, $945,000 in a gain on the sale of our Leesville, Louisiana banking center, $1.5 million in a gain on the extinguishment of debt associated with the TCBI acquisition in 2022, which was attributed to the $8.9 million subordinated debt redemption, $236,000 in acquisition-related expenses, and a $432,000 write-down on former bank premises for the year ended December 31, 2023.

	For the Years Ended December 31,
	2023	2022	2022

	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$414,764	$353,327	$236,114
Core interest income	414,764	353,327	236,114
Interest Expense:
Interest expense	187,381	138,198	36,537
Core interest expense	187,381	138,198	36,537
Provision for Credit Losses:
Provision for credit losses	10,873	4,483	10,886
CECL Oakwood impact (3)	(4,824)	-	-
Core provision expense	6,049	4,483	10,886
Other Income:
Other income	44,193	36,642	29,310
(Gains) losses on former bank premises and equipment	(50)	-	717
(Gains) losses on sale of securities	(7)	2,565	48
Insurance reimbursement of storm expenditures	-	-	(687)
Gain on sale of branch	-	(945)	-
Gain on extinguishment of debt	-	(1,458)	-
Core other income	44,136	36,804	29,388
Other Expense:
Other expense	177,652	156,702	149,409
Acquisition-related expenses (2)	(1,621)	(236)	(5,178)
Write-down of former bank premises	-	(432)	-
Occupancy and bank premises - storm repair	-	-	(501)
Core conversion expense	(974)	-	-
Core other expense	175,057	156,034	143,730
Pre-Tax Income:
Pre-tax income	83,051	90,586	68,592
CECL Oakwood impact (3)	4,824	-	-
(Gains) losses on former bank premises and equipment	(50)	-	717
(Gains) losses on sale of securities	(7)	2,565	48
Insurance reimbursement of storm expenditures	-	-	(687)
Gain on sale of branch	-	(945)	-
Gain on extinguishment of debt	-	(1,458)	-
Acquisition-related expenses (2)	1,621	236	5,178
Write-down of former bank premises	-	432	-
Occupancy and bank premises - storm repair	-	-	501
Core conversion expense	974	-	-
Core pre-tax income	90,413	91,416	74,349
Provision for Income Taxes: (1)
Provision for income taxes	17,944	19,543	14,337
Tax on CECL Oakwood impact (3)	1,019	-	-
Tax on (gains) losses on former bank premises and equipment	(11)	-	151
Tax on (gains) losses on sale of securities	(1)	542	10
Tax on insurance reimbursement of storm expenditures	-	-	(144)
Tax on gain on sale of branch	-	(200)	-
Tax on gain on extinguishment of debt	-	(308)	-
Tax on acquisition-related expenses (2)	97	21	942
Tax on write-down of former bank premises	-	91	-
Tax on occupancy and bank premises - storm repair	-	-	106
Tax on core conversion expense	205	-	-
Core provision for income taxes	19,253	19,689	15,402
Preferred Dividends
Preferred dividends	5,401	5,401	1,350
Core preferred dividends	5,401	5,401	1,350

Net Income Available to Common Shareholders:
Net income available to common shareholders	59,706	65,642	52,905
CECL Oakwood impact (3), net of tax	3,805	-	-
(Gains) losses on former bank premises and equipment , net of tax	(39)	-	566
(Gains) losses on sale of securities, net of tax	(6)	2,023	38
Insurance reimbursement of storm expenditures, net of tax	-	-	(543)
Gain on sale of branch, net of tax	-	(745)	-
Gain on extinguishment of debt, net of tax	-	(1,150)	-
Acquisition-related expenses (2), net of tax	1,524	215	4,236
Write-down of former bank premises, net of tax	-	341	-
Occupancy and bank premises - storm repair, net of tax	-	-	395
Core conversion expense, net of tax	769	-	-
Core net income available to common shareholders	$65,759	$66,326	$57,597
Diluted Earnings Per Common Share:
Diluted earnings per common share	$2.26	$2.59	$2.32
CECL Oakwood impact (3), net of tax	0.14	-	-
(Gains) losses on former bank premises and equipment , net of tax	-	-	0.02
(Gains) losses on sale of securities, net of tax	-	0.08	-
Insurance reimbursement of storm expenditures, net of tax	-	-	(0.02)
Gain on sale of branch, net of tax	-	(0.03)	-
Gain on extinguishment of debt, net of tax	-	(0.04)	-
Acquisition-related expenses (2), net of tax	0.06	0.01	0.18
Write-down of former bank premises, net of tax	-	0.01	-
Occupancy and bank premises - storm repair, net of tax	-	-	0.02
Core conversion expense, net of tax	0.03	-	-
Core diluted earnings per common share	$2.49	$2.62	$2.52
_______________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for both 2024 and 2023. These rates approximate the marginal tax rates for the applicable periods.
(2)Includes merger and conversion-related expenses and salary and employee benefits.
(3)CECL non-PCD provision/unfunded commitment expense attributable to Oakwood.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
	2024	2023

	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$799,466	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	727,536	572,329
Adjustments:
Goodwill	(121,572)	(88,391)
Core deposit and customer intangibles	(17,252)	(11,895)
Total tangible common equity	$588,712	$472,043
Common shares outstanding (1)	29,552,358	25,351,809
Book value per common shares (1)	$24.62	$22.58
Tangible book value per common shares (1)	19.92	18.62
_______________________________
(1)Excludes the dilutive effect, if any, of 198,238 and 217,094 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2024 and 2023, respectively.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2023	2022

	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$799,466	$644,259
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	727,536	572,329
Adjustments:
Goodwill	(121,572)	(88,391)
Core deposit and customer intangibles	(17,252)	(11,895)
Total tangible common equity	$588,712	$472,043
Tangible Assets
Total Assets	$7,857,090	$6,584,550
Adjustments:
Goodwill	(121,572)	(88,391)
Core deposit and customer intangibles	(17,252)	(11,895)
Total tangible assets	$7,718,266	$6,484,264
Common Equity to Total Assets	9.3%	8.7%
Tangible Common Equity to Tangible Assets	7.6	7.3
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
Acquired Loans
Loans acquired in business combinations are initially recorded at fair value which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Acquired loans are accounted for based upon a determination of whether they were purchased with more-than insignificant amount of credit deterioration (“PCD” loans) or an insignificant amount of credit deterioration (“non-PCD” loans), in either case as compared to origination. The difference between the estimated fair value of the acquired loan related to non-credit deterioration is treated as an adjustment to the contractual yield and accreted into interest income over the remaining life of the loan. Acquired loans are generally valued using a discount cash flow model. The assumptions in the model included prepayment rates, default/loss given default rates, collateral values, recovery rates, and discount rates.
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
Purchase Accounting Adjustments (other than loans)
The Company accounts for acquisitions using the acquisition method of accounting. Under this method, the Company records the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values, which generally involves estimates based on third party valuations, such as appraisals, discounted cash flow analyses or other valuation techniques, as well as internal valuations for certain instruments. Core deposit intangibles, deposit premiums, securities, properties, and borrowings are some of the more subjective instruments which are generally fair valued during acquisitions. Further, the determination of the useful lives as well as the appropriate amortization method of other intangible assets is also subjective.
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

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Business First Bancshares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024.
Change in Accounting Principle
As discussed in Notes 1 and 7 to the financial statements, effective January 1, 2023, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.
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

Allowance for Credit Losses
As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses is a component of the allowance for credit losses and was $54.8 million as of December 31, 2024. The allowance for loan losses is estimated utilizing forward-looking expected loss models which consider a variety of factors affecting lifetime credit losses. Loans sharing risk characteristics are grouped into pools to estimate expected credit losses. The Company incorporates forecasted economic scenarios over a reasonable and supportable forecast period which incorporates Company and peer historical losses. Loss estimates also consider qualitative factors affecting credit losses not reflected in the model.
We identified the allowance for loan losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity relating to assumptions used in the model, such as management’s use of qualitative factor adjustments related to economic conditions. Auditing these assumptions required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.
The primary procedures we performed to address this critical audit matter included:
◦We obtained an understanding of the Company’s model and process for determining the allowance for loan losses and evaluated the design and tested the operating effectiveness of controls relating to the allowance for loan losses, including controls over management’s review and approval of qualitative factor adjustments related to economic conditions applied within the qualitative framework to address risks not already incorporated within the model.
◦We evaluated the reasonableness and adequacy of management’s qualitative factor adjustments related to economic conditions and the completeness and accuracy of data utilized in development of such qualitative factor adjustments.
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2019.
Fort Worth, Texas
March 7, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Business First Bancshares, Inc.
Opinion on the Internal Control over Financial Reporting
We have audited Business First Bancshares Inc’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have effective information technology general controls (ITGCs) supporting the Company’s internal control over financial reporting related to change management segregation of duties as described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. This material weakness was considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated March 7, 2025, on those consolidated financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Business First Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 7, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2024, has excluded Oakwood Bancshares, Inc. (“Oakwood’) acquired on October 1, 2024. We have also excluded Oakwood from the scope of our audit of internal control over financial reporting. Oakwood represented 11.0% percent of consolidated total assets as of December 31, 2024.

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
/s/ Forvis Mazars, LLP
Fort Worth, Texas
March 7, 2025

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2024	2023
ASSETS
Cash and Due from Banks	$319,098	$226,110
Federal Funds Sold	197,669	151,134
Securities Purchased Under Agreements to Resell	50,835	-
Securities Available for Sale, at Fair Values (Amortized Cost of $973,423 at December 31, 2024 and $963,978 at December 31, 2023)	893,549	879,571
Mortgage Loans Held for Sale	717	835
Loans and Lease Receivable, Net of Allowance for Loan Losses of $54,840 and $40,414 at December 31, 2024 and 2023, respectively	5,926,559	4,952,371
Premises and Equipment, Net	81,953	69,480
Accrued Interest Receivable	35,872	29,916
Other Equity Securities	41,100	33,942
Other Real Estate Owned	5,529	1,685
Cash Value of Life Insurance	117,645	96,478
Deferred Taxes	29,591	27,323
Goodwill	121,572	88,391
Core Deposit and Customer Intangible	17,252	11,895
Other Assets	18,149	15,419
Total Assets	$7,857,090	$6,584,550

LIABILITIES
Deposits:
Noninterest Bearing	$1,357,045	$1,299,090
Interest Bearing	5,154,286	3,949,700
Total Deposits	6,511,331	5,248,790
Securities Sold Under Agreements to Repurchase	22,621	18,885
Bank Term Funding Program	-	300,000
Federal Home Loan Bank Borrowings	355,875	211,198
Subordinated Debt	99,760	99,990
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	5,969	14,841
Other Liabilities	57,068	41,587
Total Liabilities	7,057,624	5,940,291

Commitments and Contingencies (See Notes 19 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued and Outstanding at both December 31, 2024 and 2023	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 29,552,358 and 25,351,809 Shares Issued and Outstanding at December 31, 2024 and 2023, respectively	29,552	25,352
Additional Paid-in Capital	500,024	397,447
Retained Earnings	260,958	216,115
Accumulated Other Comprehensive Loss	(62,998)	(66,585)
Total Shareholders' Equity	799,466	644,259
Total Liabilities and Shareholders' Equity	$7,857,090	$6,584,550
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest Income:
Interest and Fees on Loans	$374,555	$323,327	$218,032
Interest and Dividends on Non-taxable Securities	4,265	4,340	4,131
Interest and Dividends on Taxable Securities	20,994	15,785	12,372
Interest on Federal Funds Sold and Due From Banks	14,950	9,875	1,579
Total Interest Income	414,764	353,327	236,114
Interest Expense:
Interest on Deposits	165,094	106,908	24,413
Interest on Borrowings	22,287	31,290	12,124
Total Interest Expense	187,381	138,198	36,537
Net Interest Income	227,383	215,129	199,577
Provision for Credit Losses	10,873	4,483	10,886
Net Interest Income after Provision for Credit Losses	216,510	210,646	188,691
Other Income:
Service Charges on Deposit Accounts	10,577	9,704	8,272
Gain (Loss) on Sales of Securities	7	(2,565)	(48)
Gain on Sales of Loans	2,973	1,972	574
Other Income	30,636	27,531	20,512
Total Other Income	44,193	36,642	29,310
Other Expenses:
Salaries and Employee Benefits	103,917	90,611	85,222
Occupancy and Equipment Expense	23,989	20,859	19,367
Other Expenses	49,746	45,232	44,820
Total Other Expenses	177,652	156,702	149,409
Income Before Income Taxes	83,051	90,586	68,592
Provision for Income Taxes	17,944	19,543	14,337
Net Income	65,107	71,043	54,255
Preferred Stock Dividends	5,401	5,401	1,350
Net Income Available to Common Shareholders	$59,706	$65,642	$52,905
Earnings Per Common Share:
Basic	$2.27	$2.62	$2.34
Diluted	$2.26	$2.59	$2.32
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated Net Income	$65,107	$71,043	$54,255

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on AFS Investment Securities	4,527	13,006	(93,418)
Unrealized Gain (Loss) on Share of Other Equity Investments	14	(782)	874
Reclassification Adjustment for Gains (Losses) on Sales of AFS
Investment Securities Included in Net Income	7	(2,565)	(48)
Income Tax Effect	(961)	(2,040)	19,565
Other Comprehensive Income (Loss)	3,587	7,619	(73,027)
Consolidated Comprehensive Income (Loss)	$68,694	$78,662	$(18,772)
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2021	$-	$20,400	$292,271	$121,874	$(1,177)	$433,368
Comprehensive Income:
Net Income	-	-	-	54,255	-	54,255
Other Comprehensive Loss	-	-	-	-	(73,027)	(73,027)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.48 Per Share	-	-	-	(10,824)	-	(10,824)
Preferred Stock Issuance, Net of Issuance Costs	71,930	-	-	-	-	71,930
Stock Issuance, Net of Issuance Costs	-	4,636	98,899	-	-	103,535
Stock Based Compensation Cost	-	119	3,577	-	-	3,696
Surrendered Shares of Options Exercised	-	(45)	(1,057)	-	-	(1,102)
Balances at December 31, 2022	71,930	25,110	393,690	163,955	(74,204)	580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	-	-	-	(827)	-	(827)
Comprehensive Income:
Net Income	-	-	-	71,043	-	71,043
Other Comprehensive Income	-	-	-	-	7,619	7,619
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	-	-	-	(5,401)	-	(5,401)
Cash Dividends Declared on Common Stock, $0.50 Per Share	-	-	-	(12,655)	-	(12,655)
Stock Based Compensation Cost	-	242	3,757	-	-	3,999
Balances at December 31, 2023	71,930	25,352	397,447	216,115	(66,585)	644,259
Comprehensive Income:
Net Income	-	-	-	65,107	-	65,107
Other Comprehensive Income	-	-	-	-	3,587	3,587
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	-	-	-	(5,401)	-	(5,401)
Cash Dividends Declared on Common Stock, $0.56 Per Share	-	-	-	(14,863)	-	(14,863)
Stock Issuance, Net of Issuance Costs	-	3,973	99,805	-	-	103,778
Stock Based Compensation Cost	-	227	2,772	-	-	2,999
Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Consolidated Net Income	$65,107	$71,043	$54,255
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	10,873	4,483	10,886
Depreciation and Amortization	5,257	4,670	4,818
Net Accretion of Purchase Accounting Adjustments	(2,505)	(7,615)	(7,949)
Stock Based Compensation Cost	2,999	3,999	3,696
Net Amortization of Securities	2,140	4,197	6,005
(Gain) Loss on Sales of Securities	(7)	2,565	48
Gain on Sale Loans	(2,376)	(671)	(398)
Income on Other Equity Securities	(2,201)	(3,045)	(1,554)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(89)	(214)	92
Increase in Cash Value of Life Insurance	(2,875)	(2,247)	(1,931)
Deferred Income Tax Benefit	(962)	(2,052)	(1,368)
Gain on Sale of Branch	-	(945)	-
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(3,079)	(4,250)	(3,466)
(Increase) Decrease in Other Assets	9	(1,683)	6,075
Increase (Decrease) in Accrued Interest Payable	(10,498)	12,749	519
Increase (Decrease) in Other Liabilities	(391)	11,443	(151)
Net Cash Provided by Operating Activities	61,402	92,427	69,577

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(104,165)	(131,038)	(102,809)
Proceeds from Maturities / Sales of Securities Available for Sale	40,720	91,981	38,951
Proceeds from Paydowns of Securities Available for Sale	67,864	53,916	95,019
Net Cash Received in Acquisition	96,824	-	163,460
Net Cash Paid in Sale of Branch	-	(14,506)	-
Purchases of Other Equity Securities	(5,015)	(15,573)	(22,670)
Redemption of Other Equity Securities	1,713	21,361	10,327
Purchase of Life Insurance	(3,000)	(2,273)	(18,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	813	-	499
Net Increase in Loans	(294,941)	(379,073)	(1,070,354)
Net Purchases of Premises and Equipment	(1,562)	(11,648)	(7,781)
Loss on Disposal of Premises and Equipment	7	-	717
Proceeds from Sales of Other Real Estate	621	1,240	682
Net Increase in Securities Purchased Under Agreements to Resell	(50,835)	-	-
Net (Increase) Decrease in Federal Funds Sold	(43,957)	(135,528)	211,438
Net Cash Used in Investing Activities	(294,913)	(521,141)	(700,521)
(CONTINUED)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Financing Activities:
Net Increase in Deposits	520,570	444,780	265,827
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	3,736	(1,323)	1,087
Net Increase (Decrease) in Federal Funds Purchased	-	(14,057)	14,057
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	122,488	(198,902)	327,203
Net Proceeds (Repayments) on Bank Term Funding Program	(300,000)	300,000	-
Net Proceeds (Repayments) from Short Term Borrowings	-	-	(11)
Repayment of Subordinated Debt	-	(8,900)	-
Gain on Extinguishment of Debt	-	(1,458)	-
Proceeds from Issuance of Preferred Stock, Net of Issuance Costs	-	-	71,930
Net Proceeds (Costs) from Issuance of Common Stock	(31)	-	48,492
Surrendered Shares of Options Exercised	-	-	(1,102)
Payment of Dividends on Preferred Stock	(5,401)	(5,401)	(1,350)
Payment of Dividends on Common Stock	(14,863)	(12,655)	(10,824)
Net Cash Provided by Financing Activities	326,499	502,084	715,309
Net Increase in Cash and Cash Equivalents	92,988	73,370	84,365
Cash and Cash Equivalents at Beginning of Period	226,110	152,740	68,375
Cash and Cash Equivalents at End of Period	$319,098	$226,110	$152,740

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$164,197	$104,811	$23,846
Interest on Borrowings	$32,056	$20,638	$11,953
Income Tax Payments	$17,352	$16,095	$13,550

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$4,534	$10,441	$(93,466)
Change in the Unrealized Gain (Loss) on Equity Securities	$14	$(782)	$874
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale and Equity Securities	$(961)	$(2,040)	$19,565
Transfer of Loans to Other Real Estate	$4,376	$1,339	$719
Acquisitions:
Fair Value of Tangible Assets Acquired	$847,743	$-	$531,510
Other Intangible Assets Acquired	7,640	-	3,875
Liabilities Assumed	781,609	-	508,991
Net Identifiable Assets Acquired Over Liabilities Assumed	$73,774	$-	$26,394
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Nature of Operations – Summary of Significant Accounting Policies –
The accounting principles followed by Business First Bancshares, Inc. and its two wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust, I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC (“SSW”), Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities") are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles (“GAAP”) and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in shareholders’ equity and cash flows are summarized below.
Principles of Consolidation
The consolidated financial statements include the accounts of Business First Bancshares, Inc. and its wholly-owned subsidiary, b1BANK, and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, SSW, Waterstone and b1Securities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company has a single reportable operating segment called Community Banking. Our chief executive officer is our chief operating decision maker. Our chief executive officer reviews net income on a routine basis to make decisions about allocating capital and personnel throughout the Company, as well as the composition of the balance sheet. See the Consolidated Statements of Income, Consolidated Statements of Financial Condition, and Note 18 for information utilized to assess performance of the reportable operating segment.
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
On January 31, 2024, the Company completed the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of SBA lending services including planning, pre-qualification, packaging, closing and disbursements, servicing and liquidations. Upon consummation of the acquisition, we paid $3.3 million in cash to the former owners of Waterstone.
On October 1, 2024, the Company completed the acquisition of Oakwood Bancshares, Inc. (“Oakwood”), the parent bank holding company for Oakwood Bank, located in the Dallas, Texas region. The company issued 3,973,134 shares of its common stock to the former shareholders of Oakwood. At September 30, 2024, Oakwood reported $863.6 million in total assets, $700.2 million in loans and $741.3 million in deposits.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2024 and 2023.
Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2024 and 2023.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Based on our assessments, expected credit losses on the investment securities portfolio as of December 31, 2024 and 2023, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2024 and 2023, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.
The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2021. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.
Stock Based Compensation
As described in Note 16, the Company has issued stock options, stock grants, phantom stock awards (settled only in cash), and restricted stock awards which incorporate stock-based compensation. The Company has adopted a fair value-based method of accounting for these awards. The compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. Forfeitures are recognized as they occur.
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
Advertising
The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2024, 2023 and 2022, the Company expensed costs of $4.9 million, $4.6 million and $3.9 million, respectively.
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
Accounting Standards Adopted in 2024
ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 requires public business entities, including those with one reportable segment, to disclose additional disaggregated information

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
about a reportable segment’s income and expenses in both interim and annual periods. The standard requires disclosure of the title and position of the chief operating decision maker and an explanation of how the reported measure(s) of segment profit or loss are utilized in assessing segment performance allocating resources.

The update permits disclosure of additional measures of a segment’s profit and losses, if multiple measures are utilized by the chief operating decision maker to allocate resources and evaluate profitability. Such measures, to the extent they are relevant but not in accordance with GAAP, shall be accompanied by appropriate disclosures and reconciliations to the appropriate reported GAAP amounts. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
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
Note 2– Reclassifications –
Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2024.
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
Oakwood Bancshares, Inc.
On October 1, 2024, the Company consummated the merger of Oakwood Bancshares, Inc. (“Oakwood”), headquartered in the Dallas, Texas region, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Oakwood Reorganization Agreement”), dated as of April 25, 2024, by and between the Company and Oakwood. Also on October 1, 2024, Oakwood's wholly owned banking subsidiary, Oakwood Bank, was merged with and into b1BANK. Pursuant to the terms of the Oakwood Reorganization Agreement, upon consummation of the Oakwood acquisition, the Company issued 3,973,134 shares of its common stock to the former shareholders of Oakwood. At September 30, 2024, Oakwood reported $863.6 million in total assets, $700.2 million in loans and $741.3 million in deposits.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the consideration paid for Oakwood's net assets and the identifiable assets purchased and liabilities assumed at their fair values as of October 1, 2024.

Cost and Allocation of Purchase Price for Oakwood Bancshares, Inc. (Oakwood):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Oakwood's Shareholders on October 1, 2024	3,973,134
Closing Stock Price on September 30, 2024	$25.67
Total Stock Issued	$101,990
Partial Shares Paid in Cash	10
Other Consideration, Including Equity Awards	1,819
Total Purchase Price	$103,819
Net Assets Acquired:
Cash and Cash Equivalents	$102,691
Securities Available for Sale	15,996
Loans and Leases Receivable, Net of Allowance	687,456
Premises and Equipment, Net	16,175
Cash Value of Life Insurance	16,105
Core Deposit Intangible	7,640
Other Assets	9,320
Total Assets	855,383

Deposits	742,347
Borrowings	22,189
Other Liabilities	17,073
Total Liabilities	781,609
Net Assets Acquired	73,774
Goodwill Resulting from Merger	$30,045
The Company has recorded approximately $1.6 million and $236,000 of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the years ended December 31, 2024 and 2023, respectively.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 1, acquired loans are evaluated as either PCD or non-PCD at acquisition, based upon management's assessment of whether or not a loan has experienced more than insignificant credit deterioration since origination. This evaluation is completed by management using a variety of factors, including individual loan characteristics as well as industry type and collateral evaluation, among other factors. At acquisition, management designated loans with a fair value of $146.9 million as PCD. The fair value was inclusive of an $8.4 million PCD allowance and $2.3 million non-credit fair value discount from the acquired contractual value.
The remainder of the Oakwood loan portfolio, with a fair value of $540.6 million at acquisition included a non-credit fair value discount of $2.0 million from the acquired contractual value.
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
Pro forma tables for TCBI and Oakwood were impractical to include due to the cost versus benefit of including such disclosures.
Waterstone LSP, LLC
On January 31, 2024, the Company consummated the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of SBA lending services including planning, pre-qualification, packaging, closing and disbursements, servicing and liquidation. Upon consummation of the acquisition, the Company paid $3.3 million in cash to the former owners of Waterstone.
Note 4– Earnings per Common Share –
Basic earnings per common share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options, unvested restricted stock awards (“RSAs”), unvested restricted stock units ("RSUs") and performance shares, excluding any that were antidilutive. In addition, nonvested share-based payment awards that

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	Years Ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share data)
Numerator:
Net Income	$65,107	$71,043	$54,255
Less: Preferred Stock Dividends	5,401	5,401	1,350
Net Income Available to Common Shares	$59,706	$65,642	$52,905
Denominator:
Weighted Average Common Shares Outstanding	26,253,846	25,079,106	22,633,478
Dilutive Effect of Stock Options and Restricted Stock Awards	198,238	217,094	184,015
Weighted Average Dilutive Common Shares	26,452,084	25,296,200	22,817,493

Basic Earnings Per Common Share From Net Income Available to Common Shares	$2.27	$2.62	$2.34

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$2.26	$2.59	$2.32

Note 5– Cash and Due From Banks –
The Bank is required to maintain funds in cash or on deposit with the Federal Reserve Bank. The Bank had no required reserves as of December 31, 2024 and 2023.
Note 6– Securities –
The amortized cost and fair values of securities available for sale as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,631	$-	$956	$16,675
U.S. Government Agencies	10,164	-	576	9,588
Corporate Securities	47,855	348	3,038	45,165
Mortgage-Backed Securities	584,321	542	47,125	537,738
Municipal Securities	313,452	23	29,092	284,383
Total Securities Available for Sale	$973,423	$913	$80,787	$893,549

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
The following tables present a summary of securities with gross unrealized losses and fair values at December 31, 2024 and 2023, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,675	$956	$16,675	$956
U.S. Government Agencies	-	-	9,588	576	9,588	576
Corporate Securities	4,262	132	28,894	2,906	33,156	3,038
Mortgage-Backed Securities	151,443	3,618	341,347	43,507	492,790	47,125
Municipal Securities	33,240	686	240,768	28,406	274,008	29,092
Total Securities Available for Sale	$188,945	$4,436	$637,272	$76,351	$826,217	$80,787

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total

	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,239	$1,451	$16,239	$1,451
U.S. Government Agencies	-	-	9,410	848	9,410	848
Corporate Securities	7,529	362	36,106	5,408	43,635	5,770
Mortgage-Backed Securities	21,436	895	375,891	48,919	397,327	49,814
Municipal Securities	8,013	63	270,467	27,735	278,480	27,798
Total Securities Available for Sale	$36,978	$1,320	$708,113	$84,361	$745,091	$85,681
As of December 31, 2024 and 2023, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings,

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value

	(Dollars in thousands)
Less Than One Year	$28,943	$28,658
One to Five Years	184,587	173,167
Over Five to Ten Years	358,681	328,897
Over Ten Years	401,212	362,827
Total Securities Available for Sale	$973,423	$893,549
Securities available for sale with a fair value of $385.4 million and $629.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2024 and 2023.
At December 31, 2024 and 2023, accrued interest receivable on securities was $4.9 million and $4.7 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
There were $21,000 and $9,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2024 and 2022, respectively, and none for the year ended December 31, 2023. There were $14,000, $2.6 million and $57,000 realized gross losses from sales or redemptions of securities for the years ended December 31, 2024, 2023 and 2022, respectively.
Other Equity Securities and VIEs
The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $20.6 million and $14.8 million, respectively, at December 31, 2024 and 2023. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2024 and 2023. The Company also has investments of $302,000 in TIB National Association, $562,000 in Bankers Insurance, LLC, and $2.2 million in First National Banker’s Bank at both December 31, 2024 and 2023. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Small Business Investment Companies (“SBIC”) and financial technology (“Fintech”) funds at December 31, 2024 and 2023 are summarized below.

	December 31,
	2024	2023

	(Dollars in thousands)

McLarty Capital Partners SBIC, L.P.	$408	$457
McLarty Capital Partners SBIC II, L.P.	2,562	2,520
Firmament Capital Partners SBIC III, L.P.	1,736	1,870
Firmament Capital Partners SBIC IV, L.P.	843	493
Bluehenge Capital Secured Debt SBIC, L.P.	2,485	3,220
Bluehenge Capital Secured Debt SBIC II, L.P.	1,784	1,146
New Louisiana Angel Fund 2, LLC	49	49
Pharos Capital Partners IV-A, L.P.	657	457
Valesco Fund II, LP	976	1,227
Valesco Fund III, LP	318	37
GP Capital Partners, LP	741	624
BankTech Ventures, LP	311	284
JAM FINTOP Banktech, LP	699	531
Ledyard Capital Managers, LLC	1,150	769
Mendon Ventures Banktech Fund I, LP	1,514	1,308
Castle Creek Launchpad Fund I, LP	781	607
Work America Capital Fund I, LP	395	425
	$17,409	$16,024

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Loans and the Allowance for Loan Losses –
Loans receivable at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023

	(Dollars in thousands)
Real estate loans:
Commercial	$2,483,223	$2,217,928
Construction	670,502	669,798
Residential	884,533	682,394
Total real estate loans	4,038,258	3,570,120
Commercial	1,868,675	1,358,838
Consumer and other	74,466	63,827
Total loans held for investment	5,981,399	4,992,785

Less:
Allowance for loan losses	(54,840)	(40,414)
Net loans	$5,926,559	$4,952,371
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2024 and 2023. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ discount window as of December 31, 2024 and 2023.
Net deferred loan origination fees were $12.6 million at both December 31, 2024 and 2023, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2024 and 2023, overdrafts of $3.0 million and $2.2 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $747.0 million and $723.5 million at December 31, 2024 and 2023, respectively. The Company has servicing rights of $832,000 and $1.1 million recorded at December 31, 2024 and 2023, respectively, which are recorded within other assets.
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
The following tables set forth, as of December 31, 2024 and 2023, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2024
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Adjustment for Oakwood on PCD Loans	4,013	1,420	374	2,603	-	8,410
Charge-offs	263	(2,261)	(297)	(986)	(2,392)	(5,673)
Recoveries	86	515	14	236	329	1,180
Provision	1,422	892	2,460	3,390	2,345	10,509
Ending Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840

Reserve for Unfunded Credit Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	22	(235)	181	393	3	364
Ending Balance	$228	$1,311	$358	$1,765	$26	$3,688

Total Allowance for Credit Losses	$23,688	$8,473	$8,394	$17,432	$541	$58,528

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024		January 1, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations

	(Dollars in thousands)
Real estate loans:
Commercial	$42,407	$3,529	$883	$-
Construction	11,777	975	2,334	513
Residential	11,012	519	1,533	-
Total real estate loans	65,196	5,023	4,750	513
Commercial	99,234	2,505	-	-
Consumer and other	-	-	-	-
Total	$164,430	$7,528	$4,750	$513

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of December 31, 2024 and 2023:

	December 31, 2024
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs

	(Dollars in thousands)
Real Estate: Commercial
Originated in 2024	$300,564	$-	$15,271	$-	$-	$315,835	$-
Originated in 2023	223,301	22,051	135	-	-	245,487	-
Originated in 2022	752,449	40,646	-	-	-	793,095	2
Originated in 2021	400,133	5,861	470	-	-	406,464	-
Originated in 2020	147,800	1,853	635	-	-	150,288	5
Originated Prior to 2020	508,370	4,779	6,557	851	-	520,557	(270)
Revolving	50,813	195	480	-	-	51,488	-
Revolving Loans Converted to Term	9	-	-	-	-	9	-
Total Real Estate: Commercial	$2,383,439	$75,385	$23,548	$851	$-	$2,483,223	$(263)

Real Estate: Construction
Originated in 2024	$203,537	$-	$402	$-	$-	$203,939	$-
Originated in 2023	86,505	-	586	-	-	87,091	46
Originated in 2022	176,301	2,886	2,188	-	-	181,375	278
Originated in 2021	86,514	-	3,522	-	-	90,036	1,937
Originated in 2020	26,646	-	14	-	-	26,660	-
Originated Prior to 2020	23,696	154	1,990	-	-	25,840	-
Revolving	54,990	396	-	-	-	55,386	-
Revolving Loans Converted to Term	175	-	-	-	-	175	-
Total Real Estate: Construction	$658,364	$3,436	$8,702	$-	$-	$670,502	$2,261

Real Estate: Residential
Originated in 2024	$80,126	$-	$225	$-	$-	$80,351	$2
Originated in 2023	102,618	175	244	-	-	103,037	3
Originated in 2022	228,784	1,179	1,200	8	-	231,171	12
Originated in 2021	145,072	205	-	-	-	145,277	1
Originated in 2020	69,222	315	555	9	-	70,101	2
Originated Prior to 2020	133,993	1,122	6,170	234	-	141,519	73
Revolving	111,452	167	1,091	-	-	112,710	204
Revolving Loans Converted to Term	367	-	-	-	-	367	-
Total Real Estate: Residential	$871,634	$3,163	$9,485	$251	$-	$884,533	$297

Commercial
Originated in 2024	$399,093	$223	$4,308	$-	$-	$403,624	$1
Originated in 2023	286,436	1,385	2,301	-	-	290,122	76
Originated in 2022	235,534	8,471	1,611	-	-	245,616	459
Originated in 2021	178,248	2,562	1,684	-	-	182,494	276
Originated in 2020	81,809	41	707	-	-	82,557	97
Originated Prior to 2020	100,096	2,526	629	300	-	103,551	77
Revolving	546,947	10,771	2,671	-	-	560,389	-
Revolving Loans Converted to Term	322	-	-	-	-	322	-
Total Commercial	$1,828,485	$25,979	$13,911	$300	$-	$1,868,675	$986

Consumer and Other
Originated in 2024	$12,084	$-	$8	$-	$-	$12,092	$32
Originated in 2023	7,118	-	33	-	-	7,151	84
Originated in 2022	4,646	-	18	-	-	4,664	427
Originated in 2021	2,195	-	49	-	-	2,244	4
Originated in 2020	1,183	-	60	-	-	1,243	31
Originated Prior to 2020	22,352	-	64	-	-	22,416	40
Revolving	24,474	-	137	-	-	24,611	1,774
Revolving Loans Converted to Term	45	-	-	-	-	45	-
Total Consumer and Other	$74,097	$-	$369	$-	$-	$74,466	$2,392

Total Loans	$5,816,019	$107,963	$56,015	$1,402	$-	$5,981,399	$5,673

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
As of December 31, 2024 and 2023, loan balances outstanding more than 90 days past due and still accruing interest amounted to $860,000 and $127,000, respectively. As of December 31, 2024 and 2023, loan balances outstanding on nonaccrual status amounted to $24.1 million and $16.9 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of December 31, 2024 and 2023. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	December 31, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,688	$303	$3,035	$10,026	$2,473,197	$2,483,223	$-
Construction	1,700	594	4,600	6,894	663,608	670,502	-
Residential	2,631	786	5,174	8,591	875,942	884,533	482
Total Real Estate Loans	11,019	1,683	12,809	25,511	4,012,747	4,038,258	482
Commercial	8,741	1,075	7,674	17,490	1,851,185	1,868,675	240
Consumer and Other	177	48	262	487	73,979	74,466	138
Total	$19,937	$2,806	$20,745	$43,488	$5,937,911	$5,981,399	$860

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
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2024 and 2023, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
The following table presents non-accrual loans by segment as of December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023

	(Dollars in thousands)
Real Estate Loans:
Commercial	$3,621	$3,280
Construction	5,251	3,543
Residential	7,078	7,352
Total Real Estate Loans	15,950	14,175
Commercial	8,039	2,395
Consumer and Other	158	373
Total	$24,147	$16,943
Accrued interest receivable of $3.4 million and $4.2 million was outstanding as of December 31, 2024 and 2023, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At December 31, 2024 and 2023, accrued interest receivable on loans was $30.9 million and $25.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8– Premises and Equipment –
Bank premises and equipment at December 31, 2024 and 2023 consist of the following:

	2024	2023

	(Dollars in thousands)
Land	$7,619	$7,545
Buildings and Leasehold Improvements	65,388	56,513
Furniture and Equipment	40,537	35,252
Right of Use Asset	27,955	20,836
Total Bank Premises and Equipment	141,499	120,146
Less: Accumulated Depreciation	(59,546)	(50,666)
Total Bank Premises and Equipment, net	$81,953	$69,480
The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $5.3 million, $4.7 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 9 - Goodwill and Other Intangible Assets –
Goodwill was recorded as a result of acquisitions. The carrying amount of goodwill as of December 31, 2024 and 2023 was $121.6 million and $88.4 million, respectively. In 2024, the increase of $33.2 million in goodwill was due to the acquisitions of Waterstone and Oakwood. In 2023, goodwill was reduced by $153,000 due to the sale of the Leesville branch. The Company performed the required annual goodwill impairment test as of October 1, 2024. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2024.
Core deposit and customer intangible assets were acquired in conjunction with the business combinations. A summary of the core deposit and customer intangible assets as of December 31, 2024 and 2023 is as follows:

	2024	2023

	(Dollars in thousands)
Gross Carrying Amount	$21,050	$21,100
Adjustment for Sale of Branch	-	(50)
Acquired in Oakwood Acquisition	7,640	-
Less: Accumulated Amortization	(11,438)	(9,155)
Net Carrying Amount	$17,252	$11,895

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense on the core deposit and customer intangible assets totaled approximately $2.3 million, $2.1 million and $2.0 million during the years ended December 31, 2024, 2023 and 2022, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,
(Dollars in thousands)
2025	$2,649
2026	2,580
2027	2,580
2028	2,303
2029	1,995
Thereafter	5,145
Total Core Deposit and Customer Intangible	$17,252
Note 10– Deposits –
Deposit accounts at December 31, 2024 and 2023 are summarized as follows:

	2024	2023

	(Dollars in thousands)
Noninterest Bearing - DDA	$1,357,045	$1,299,090
Noninterest Bearing Deposits	1,357,045	1,299,090
Interest Bearing - DDA	766,086	502,077
NOW and Super NOW Accounts	411,077	496,845
Money Market Accounts	2,354,563	1,425,808
Savings Accounts	225,647	223,871
Certificates of Deposit Over $250,000	687,601	623,336
Other Certificates of Deposit	709,312	677,763
Interest Bearing Deposits	5,154,286	3,949,700
Total Deposits	$6,511,331	$5,248,790
Approximately 70.7% of certificates of deposit as of December 31, 2024 have stated maturity dates during 2025 and the remaining 29.3% have stated maturity dates during 2026 and beyond.
At December 31, 2024 and 2023, total deposits for the top three customer relationships was approximately $211.3 million and $168.3 million, respectively, which represented 3.2% and 3.2% of total deposits, respectively. Brokered and reciprocal deposits were approximately $1.2 billion and $1.0 billion at December 31, 2024 and 2023, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $155.0 million and $145.9 million at December 31, 2024 and 2023, respectively. Other public fund deposits were approximately $603.2 million and $511.6 million at December 31, 2024 and 2023, respectively.
Note 11– Borrowings –
The Bank had outstanding advances from the FHLB of $355.9 million and $211.2 million at December 31, 2024 and 2023, respectively, consisting of:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at December 31, 2024 and December 31, 2023 was $23.3 million and $35.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $875,000 at both December 31, 2024 and 2023, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 3.72% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both December 31, 2024 and 2023, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan with an original principal balance of $10.0 million. The loan was made in 2020 and was acquired during the Oakwood acquisition. The balance at December 31, 2024 was $1.7 million, with interest at 0.52%. Principal and interest payments are due monthly and the loan matures in October 2025.
One fixed rate loan of $25.0 million at December 31, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.
One fixed rate loan of $25.0 million at December 31, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at December 31, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at December 31, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
One short term, fifteen-day, fixed rate loan of $55.0 million at December 31, 2024, with interest at 4.38%. Principal and interest was due, paid and rolled into a $30.0 million renewal, at maturity in January 2025.
These advances are collateralized by the Company’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $2.0 billion at December 31, 2024 with unused availability for advances and letters of credit of approximately $1.3 billion.
The Company has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2024 and 2023 were $160.0 million and $145.0 million, respectively. The Company was not in a purchased position on these lines at December 31, 2024 and 2023.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 12, 2023, the Federal Reserve launched the Bank Term Funding Program (“BTFP”), which offered loans to banks with a term of up to one year. The loans were secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $300.0 million at December 31, 2023. These loans bore a fixed interest rate of 4.38% and matured on March 22, 2024, at which time the Bank repaid them in full.
In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2024 and 2023 was $25.0 million. The subordinated notes were issued for the purpose of paying off a long term advance and line of credit with First National Bankers Bank, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.
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
On April 1, 2021, the Company, through b1BANK, consummated the acquisition of SSW. Under the terms of the acquisition, the Company issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The subordinated notes are redeemable by the Company at its option beginning in 2026.
On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028, and was callable beginning April 11, 2023. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028, and was callable beginning December 13, 2023. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023 by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $833,000 and $1.1 million fair value adjustment, respectively, as of December 31, 2024 and 2023.
Note 12– Securities Purchased and Sold Under Agreements to Resell and Repurchase –
During the year ended December 31, 2024, the Bank entered into an agreement to purchase investment securities with the intention to resell those securities at various times throughout the year. At December 31, 2024, the Bank purchased $50.8 million at a rate of 5.1% and maturing in 2025. At December 31, 2024 and 2023, the Bank had also sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. These pledged securities

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have coupon rates ranging from 0.9% to 8.0% and maturity dates ranging from 2025 to 2041. The related liability to repurchase these securities was $22.6 million and $18.9 million at December 31, 2024 and 2023, respectively.
Note 13– Income Taxes –
The consolidated provision (credit) for income taxes consists of the following at December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(Dollars in thousands)
Provision for Current Taxes - Federal	$18,906	$17,491	$12,969
Provision (Credit) for Deferred Taxes	(962)	2,052	1,368
Total Provision for Income Taxes	$17,944	$19,543	$14,337
The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(Dollars in thousands)
Federal Statutory Income Tax	$17,441	$19,023	$14,404
Tax Exempt Income	(513)	(188)	(690)
Stock Based Compensation	(9)	197	16
Goodwill Write-off for Branch Sale	-	32	-
State Taxes	928	695	226
Other - Net	97	(216)	381
Total Provision for Income Taxes	$17,944	$19,543	$14,337
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the deferred tax assets and liabilities are as follows:

	2024	2023

	(Dollars in thousands)
State NOL	$2,634	$2,885
State NOL Valuation Allowance	(2,634)	(2,885)
Net Operating Loss Carryforward	681	583
Unrealized Loss on Securities	16,876	17,835
Acquired Loans Fair Market Value Adjustment	2,561	2,596
Allowance for Loan Losses	11,587	8,539
Lease Liability	8,139	4,472
Deferred Compensation	3,227	2,231
Stock Awards	1,012	1,277
Reserve for Unfunded Commitments	779	702
Credit Card Rewards	509	93
Other	1,146	361
Deferred Tax Assets	46,517	38,689

Right of Use Asset	7,976	4,402
Core Deposit Intangible	3,645	2,513
Depreciation	3,727	2,409
Acquired Securities Difference in Basis	868	1,209
Other	710	833
Deferred Tax Liabilities	16,926	11,366
Net Deferred Tax Asset	$29,591	$27,323
The Company acquired certain deferred tax attributes and liabilities as a result of the TCBI acquisition in 2022 and Oakwood acquisition in 2024, including a federal net operating loss (“NOL”) carryforward of $8.8 million and $4.2 million, respectively, and a federal charitable contribution carryforward of $229,000 and $99,000. The amount of the NOL carryforward the Company is allowed to deduct against current taxable income each year is limited, and the Company may not offset more than 80% of taxable income in any year. As of December 31, 2024, the NOL and charitable contribution carryforward was $3.2 million to be carried forward indefinitely until utilized.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14– Accumulated Other Comprehensive Income (Loss) –
The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023:

	2024	2023

	(Dollars in thousands)
Unrealized Gains (Losses) on AFS Investment Securities and Equity Method Investments:
Balance at Beginning of Year	$(66,585)	$(74,204)
Other Comprehensive Income on AFS Investment Securities Before Reclassifications - Net of Tax	3,570	10,258
Other Comprehensive Income (Loss) on Equity Method Investments - Net of Tax	11	(616)
Reclassification Adjustment for Gains (Losses) on Sale of AFS Investment Securities Realized - Net of Tax	6	(2,023)
Other Comprehensive Income	3,587	7,619
Balance at End of Year	$(62,998)	$(66,585)
Note 15– Shareholders’ Equity and Regulatory Matters –
Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.56 per share and $0.50 per share for the years ended December 31, 2024 and 2023, respectively, based upon quarterly financial performance. The Company paid full quarterly preferred stock dividends totaling $75.00 per share for both years ended December 31, 2024 and 2023.
Common Stock Repurchase Plan
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
Preferred Stock
On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock are entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $75.00 per share were paid during both years ended December 31, 2024 and 2023.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2024 and 2023, the Bank met all of the capital adequacy requirements to which it is subject.
As of December 31, 2024 and 2023, each of the Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the years ended December 31, 2024 and 2023, each of the Company and the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.
The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2024 and 2023.

Business First Bancshares, Inc. (Consolidated)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$878,914	12.75%	$551,523	8.00%	$689,404	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	727,959	10.56%	413,643	6.00%	551,523	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	651,029	9.44%	310,232	4.50%	448,113	6.50%
Tier 1 Leveraged Capital (to Average Assets)	727,959	9.53%	305,647	4.00%	382,058	5.00%

December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$754,990	12.85%	$470,215	8.00%	$587,769	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	614,975	10.46%	352,661	6.00%	470,215	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	538,045	9.15%	264,496	4.50%	382,050	6.50%
Tier 1 Leveraged Capital (to Average Assets)	614,975	9.52%	258,407	4.00%	323,008	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b1BANK	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$857,627	12.45%	$551,140	8.00%	$688,925	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	799,099	11.60%	413,355	6.00%	551,140	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	799,099	11.60%	310,016	4.50%	447,801	6.50%
Tier 1 Leveraged Capital (to Average Assets)	799,099	10.47%	305,247	4.00%	381,559	5.00%

December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$730,117	12.43%	$469,751	8.00%	$587,188	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	686,379	11.69%	352,313	6.00%	469,751	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	686,379	11.69%	264,235	4.50%	381,672	6.50%
Tier 1 Leveraged Capital (to Average Assets)	686,379	10.63%	258,203	4.00%	322,754	5.00%
Note 16– Stock Based Compensation –
Equity Incentive Plan
In 2006, the Company’s board of directors adopted the 2006 Stock Option Plan, pursuant to which the Company was permitted to issue stock options to purchase up to 450,000 shares of the Company’s common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In January 2007, the Company’s board of directors adopted an amendment to the 2006 Stock Option Plan, which increased the number of available shares under the plan from 450,000 to 1,500,000. The 2006 Stock Option Plan expired on December 22, 2016, however, there are still 12,400 fully vested and outstanding options that remain unexercised as of December 31, 2024.

On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. On June 23, 2022, the Company's shareholders approved an additional 400,000 shares to be reserved for future awards under the 2017 Plan. In addition, the number of shares issuable under the 2017 Plan was increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of Company common stock upon the TCBI acquisition on March 1, 2022. As of May 23, 2024, there will be no future awards made under the 2017 Plan.

On May 22, 2024, the Company’s shareholders approved the Business First Bancshares, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The authorized share pool under the 2024 Plan is comprised of 645,000 shares, plus any shares that were available for issuance under the 2017 Plan and any underlying awards outstanding under the 2017 Plan as of the effective date of the 2024 Plan that were terminated or cancelled without having been unexercised or forfeited, cancelled, or repurchased by the Company. In addition, the number of shares issuable under the 2024 Plan was increased by 207,293 shares as a result of the conversion of Oakwood stock options to Company stock options due to

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Oakwood acquisition on October 1, 2024. In total, the 2024 Plan has reserved 852,293 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the 2024 Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2024, there were 160,336 shares of common stock issued pursuant to awards and grants under the 2024 Plan to the Company’s employees, directors or consultants, of which 152,084 shares are subject to outstanding and unexercised awards and grants, and 484,664 shares of common stock remain available for grant.
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
During the years ended December 31, 2024, 2023 and 2022, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2024, 2023 and 2022, respectively, the Company recognized $2.8 million, $4.7 million and $4.3 million in compensation costs related to restricted stock awards. At December 31, 2024, 2023 and 2022, respectively, unrecognized share-based compensation associated with these awards totaled $1.1 million, $3.4 million and $3.7 million. The $1.1 million of unrecognized share-based compensation at December 31, 2024 is expected to be recognized over a weighted average period of 0.6 years.
The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	231,036	$21.43	131,624	$24.45	94,245	$21.60
Granted	207,501	22.43	280,101	20.29	141,646	26.34
Forfeited	(6,903)	21.66	(2,738)	19.51	(6,709)	27.13
Earned and Issued	(205,703)	21.99	(177,951)	16.97	(97,558)	24.20
Balance, at End of Period	225,931	$21.83	231,036	$21.43	131,624	$24.45
Restricted Stock Units
The Company issues restricted share units to certain key officers and executive officers. The Company issues a.) restricted share units that vest after the end of a three-year performance period, based on satisfaction of performance conditions set for in the restricted share unit agreements, or b.) shares which vest ratably over a three-year service period. Recipients do not possess voting or investment power over the common stock underlying such units until vesting. The grant date fair value of these restricted share units is the same as the value of the corresponding number of shares of common stock.
For the year ended December 31, 2024, the Company recognized $115,000 in compensation costs related to restricted stock units. At December 31, 2024, unrecognized share-based compensation associated with these units totaled $4.4 million. The $4.4 million of unrecognized share-based compensation at December 31, 2024 is expected to be recognized over a weighted average period of 2.4 years.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	(Dollars in thousands, except per share data)
	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	-	$-	-	$-	$-
Granted	158,547	-	2.36	4,075	28.53
Forfeited	-	-	-	-	-
Earned and Issued	-	-	-	-	-
Balance, at End of Period	158,547	$-	2.36	4,075	$28.53

End of Period Vested and Expected to Vest	158,547	$-	2.36	$4,075	$28.53
Ending Exercisable	-	-		-	-
Phantom Stock
The Company issues phantom stock awards to certain key officers and employees. The awards are subject to a vesting period of three years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested “share equivalents” multiplied by the closing market price of a share of the Company’s common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award’s dollar value is divided by the closing market price of a share of the Company’s common stock on the grant date. The liability for these awards is recorded within other liabilities.
During the year ended December 31, 2024, the Company issued share equivalents of phantom stock which vest in three equal installments over the requisite service period. For the year ended December 31, 2024, the Company recognized $9,000 in compensation costs related to phantom stock. At December 31, 2024, unrecognized share-based compensation associated with these units totaled $275,000. The $275,000 of unrecognized share-based compensation at December 31, 2024 is expected to be recognized over a weighted average period of 2.4 years.

	Year Ended December 31, 2024
	(Dollars in thousands, except per share data)
	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	-	$-	-	$-	$-
Granted	11,030	-	2.36	283	28.60
Forfeited	-	-	-	-	-
Earned and Issued	-	-	-	-	-
Balance, at End of Period	11,030	$-	2.36	283	$28.60

End of Period Vested and Expected to Vest	11,030	$-	2.36	$283	$28.60
Ending Exercisable	-	-		-	-
Stock Options
As of December 31, 2024, the Company had 179,969 outstanding and 174,055 vested and exercisable stock options, all of which have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan, 2017 Plan and 2024 Plan until they are exercised or forfeited. As of December 31, 2024, the weighted average exercise price of the stock options was $21.74.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2024		2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding Options, at Beginning of Period	120,608	$18.59	130,924	$18.59	113,547	$17.06
Granted	207,293	22.91	0	-	143,908	22
Exercised	(137,375)	19.25	(7,500)	17.11	(67,060)	19.93
Forfeited or Expired	(10,557)	22.02	(2,816)	22.38	(59,471)	22.45
Outstanding Options, at End of Period	179,969	$21.77	120,608	$18.59	130,924	$18.59
Exercisable, at End of Period	174,055	$21.74	111,032	$18.24	118,958	$18.18
The aggregate intrinsic value of outstanding awards at December 31, 2024 and 2023 is $707,000 and $731,000 with a weighted average remaining contractual life of 3.7 years and 1.9 years, respectively.
Note 17– Employee Benefit Plans –
Defined Contribution Plan
The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $2.8 million, $2.4 million and $2.3 million and is included in salaries and employee benefits for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation
The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2024 and 2023, the Company had recorded accrued liabilities of $4.1 million and $3.5 million, respectively. The expense related to the deferred compensation agreements was $766,000, $586,000 and $507,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18– Other Income and Expenses –
An analysis of Other Income for the Company's single reportable operating segment is as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(Dollars in thousands)
Debit Card and ATM Fee Income	$7,659	$6,590	$6,407
Cash Value of Life Insurance Income	2,875	2,247	1,931
Fees and Brokerage Commissions	7,844	7,247	6,964
Pass-Through Income from SBIC Partnerships	1,208	1,946	1,347
Gain on Extinguishment of Debt	-	1,458	-
Gain on Sale of Branch	-	945	-
Swap Fee Income	2,739	964	-
Other	8,311	6,134	3,863
Total Other Income	$30,636	$27,531	$20,512
An analysis of Other Expenses for the Company's single reportable operating segment is as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(Dollars in thousands)
Advertising and Promotions	$4,878	$4,628	$3,949
Communications	2,247	2,290	2,561
Ad Valorem Shares Tax	4,057	3,160	3,400
Data Processing Fees	11,957	9,034	8,358
Directors' Fees	1,085	1,079	972
Insurance	2,025	2,028	1,655
Legal and Professional Fees	3,756	3,173	2,359
Office Supplies and Printing	1,091	1,215	1,159
Regulatory Assessments	4,118	4,119	3,124
Taxes and Licenses	103	299	61
Merger and Conversion Costs	1,236	236	4,808
Other	13,193	13,971	12,414
Total Other Expenses	$49,746	$45,232	$44,820
Note 19– Financial Instruments with Off-Balance-Sheet Risk –
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.4 billion and standby and commercial letters of credit of approximately $50.0 million at December 31, 2024. As discussed in Note 7, we had a reserve for unfunded loan commitments of $3.7 million and $3.3 million at December 31, 2024 and 2023, respectively.
Note 20– Concentrations of Credit –
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
Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $2.3 billion and $2.0 billion, which accounted for 39.2% and 39.8% of total loans held for investment at December 31, 2024 and 2023, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $670.5 million and $669.8 million, respectively; these loans represented 11.2% and 13.4% of total loans held for investment at December 31, 2024 and 2023, respectively.
The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.
Note 21– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $6.6 million, $5.6 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had a weighted average lease term of 6.3 years and 6.5 years and a weighted average discount rate of 3.69% and 3.24% as of December 31, 2024 and 2023, respectively.
Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)
2025	$5,888
2026	$5,632
2027	$5,232
2028	$4,510
2029	$3,692
2030 and Thereafter	$6,844
Total Future Minimum Lease Payments	$31,798
Less Imputed Interest	$(3,476)
Present Value of Lease Liabilities	$28,322

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22– Commitments –
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
The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (“McLarty”), McLarty Capital Partners SBIC II, L.P. (“McLarty II”), Firmament Capital Partners SBIC III, L.P. (“Firmament III”), Firmament Capital Partners SBIC IV, L.P. (“Firmament IV”), Bluehenge Capital Secured Debt SBIC, L.P. (“Bluehenge”), Bluehenge Capital Secured Debt SBIC II, L.P. (“Bluehenge II”), New Louisiana Angel Fund 2, LLC (“New Louisiana”), Pharos Capital Partners IV-A, L.P. (“Pharos”) and Valesco Fund III, LP ("Valesco III"). As part of the TCBI acquisition, the Bank acquired investments in and committed to invest further in Bluehenge Capital Secured Debt SBIC, L.P. (included with prior Bluehenge investments), Valesco Fund II, LP (“Valesco II”) and GP Capital Partners, LP (“GP Capital”). Details of these commitments at December 31, 2024 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
McLarty	$2,000	$1,802	$198
McLarty II	2,500	2,222	278
Firmament III	2,500	1,873	627
Firmament IV	2,500	891	1,609
Bluehenge	2,500	2,312	188
Bluehenge II	2,500	1,574	926
New Louisiana	50	50	-
Pharos	1,000	685	315
Valesco II	1,000	795	205
Valesco III	2,000	452	1,548
GP Capital	1,000	736	264
	$19,550	$13,392	$6,158
Fintech Fund Commitment
The Company has agreed to invest in certain Fintech funds. As part of the TCBI acquisition, the Company acquired an investment in Work America Capital Fund I, LP and SBRE I, LLC. During the year ended December 31, 2023, SBRE I, LLC was fully redeemed. Details of these commitments at December 31, 2024 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
BankTech Ventures, LP	$500	$310	$190
JAM FINTOP Banktech, LP	1,000	598	402
Ledyard Capital Managers, LLC	1,000	1,000	-
Mendon Ventures Banktech Fund I, LP	2,500	1,500	1,000
Castle Creek Launchpad Fund I, LP	1,500	880	620
Work America Capital Fund I, LP	700	700	-
	$7,200	$4,988	$2,212

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Home Loan Bank Letters of Credit
The Bank had outstanding letters of credit on behalf of others from the FHLB of $327.2 million and $301.7 million at December 31, 2024 and 2023, respectively. The outstanding letters of credit as of December 31, 2024 are as follows:
Fifteen letters of credit totaling $119.9 million expire in January 2025.
Seven letters of credit totaling $175.8 million expire in February 2025.
Two letters of credit totaling $508,000 expire in March 2025.
One letter of credit of $216,000 expires in May 2025.
Three letters of credit totaling $26.3 million expire in August 2025.
Two letters of credit totaling $2.5 million expire in September 2025.
Two letters of credit totaling $464,000 expire in October 2025.
Three letters of credit totaling $1.2 million expire in November 2025.
One letter of credit of $329,000 expires in December 2025.
Note 23– Related Party Transactions –
In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $15.2 million and $19.5 million at December 31, 2024 and 2023, respectively.
Related party deposits totaled $57.1 million and $51.2 million as of December 31, 2024 and 2023, respectively.
Note 24– Fair Value of Financial Instruments –
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.
The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.
The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2024 and 2023. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,675	$-	$16,675	$-
U.S. Government Agency Securities	9,588	-	9,588	-
Corporate Securities	45,165	-	32,665	12,500
Mortgage-Backed Securities	537,738	-	537,738	-
Municipal Securities	284,383	-	259,666	24,717
Loans Held for Sale	717	-	717	-
Total	$894,266	$-	$857,049	$37,217

December 31, 2023
Available for Sale:
U.S. Treasury Securities	$16,239	$-	$16,239	$-
U.S. Government Agency Securities	9,410	-	9,410	-
Corporate Securities	43,839	-	35,871	7,968
Mortgage-Backed Securities	506,310	-	506,310	-
Municipal Securities	303,773	-	282,926	20,847
Loans Held for Sale	835	-	835	-
Total	$880,406	$-	$851,591	$28,815
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the years ended December 31, 2024 and 2023.

	Municipal Securities	Corporate Bonds

	(Dollars in thousands)

Balance at December 31, 2022	$34,768	$19,000
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Losses Included in Other Comprehensive Loss	(2,228)	(1,532)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	(1,798)	-
Transfers Into Level 3	-	-
Transfers Out of Level 3	(9,895)	(9,500)
Balance at December 31, 2023	$20,847	$7,968
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	(2,339)	782
Purchases	9,938	5,000
Sales	-	-
Maturities, Prepayments, and Calls	(3,729)	(1,250)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at December 31, 2024	$24,717	$12,500
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2024.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
	(Dollars in thousands)
December 31, 2024
Municipal Securities	$24,717	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	12,500	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customized internally developed discounting matrix. Repossessed assets are initially recorded at fair value less estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

	Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2024
Assets:
Individually Evaluated Loans	$62,138	$-	$-	$62,138
Other Nonperforming Assets	5,529	-	-	5,529
Total	$67,667	$-	$-	$67,667

December 31, 2023
Assets:
Individually Evaluated Loans	$4,750	$-	$-	$4,750
Other Nonperforming Assets	1,685	-	-	1,685
Total	$6,435	$-	$-	$6,435
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
Securities Purchased Under Agreements to Resell - The carrying amount approximates its fair value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2024 and 2023 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

	(Dollars in thousands)
December 31, 2024
Financial Assets:
Cash and Short-Term Investments	$516,767	$516,767	$516,767	$-	$-
Securities Purchased Under Agreements to Resell	50,835	50,835	-	50,835	-
Securities	893,549	893,549	-	856,332	37,217
Loans Held for Sale	717	717	-	717	-
Loans - Net	5,926,559	5,832,326	-	-	5,832,326
Cash Value of BOLI	117,645	117,645	-	117,645	-
Other Equity Securities	41,100	41,100	-	-	41,100
Total	$7,547,172	$7,452,939	$516,767	$1,025,529	$5,910,643

Financial Liabilities:
Deposits	$6,511,331	$6,513,709	$-	$-	$6,513,709
Borrowings	483,256	465,834	-	465,834	-
Total	$6,994,587	$6,979,543	$-	$465,834	$6,513,709

December 31, 2023
Financial Assets:
Cash and Short-Term Investments	$377,244	$377,244	$377,244	$-	$-
Securities	879,571	879,571	-	850,756	28,815
Loans Held for Sale	835	835	-	835	-
Loans - Net	4,952,371	4,849,503	-	-	4,849,503
Cash Value of BOLI	96,478	96,478	-	96,478	-
Other Equity Securities	33,942	33,942	-	-	33,942
Total	$6,340,441	$6,237,573	$377,244	$948,069	$4,912,260

Financial Liabilities:
Deposits	$5,248,790	$5,243,326	$-	$-	$5,243,326
Borrowings	635,073	613,464	-	613,464	-
Total	$5,883,863	$5,856,790	$-	$613,464	$5,243,326

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25– Litigation and Contingencies –
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
Note 26 – Financial Statements – Parent Company Only –
The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:
BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(Dollars in thousands)

	2024	2023
Assets:
Cash	$9,165	$12,382
Investment in Subsidiaries	870,003	714,971
Fintech Funds	4,850	3,924
Goodwill	5,603	5,704
Income Taxes Receivable	13,482	10,840
Other Assets	1,313	1,610
Total Assets	$904,416	$749,431

Liabilities:
Subordinated Debt	$99,760	$99,990
Subordinated Debt - Trust Preferred Securities	5,155	5,155
Other Liabilities	35	27
Total Liabilities	104,950	105,172

Shareholders' Equity:
Preferred Stock	71,930	71,930
Common Stock	29,552	25,352
Additional Paid-in Capital	500,024	397,447
Retained Earnings	260,958	216,115
Accumulated Other Comprehensive Loss	(62,998)	(66,585)
Total Shareholders' Equity	799,466	644,259
Total Liabilities and Shareholders' Equity	$904,416	$749,431

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Dollars in thousands)

	2024	2023	2022
Income:
Dividend Income From Subsidiaries	$26,000	$13,000	$10,000
Interest Income	13	19	13
Other Income	448	1,147	43
Expenses:
Interest Expense	5,841	5,753	5,477
Other Operating Expenses	5,186	6,102	6,097
Income (Loss) Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	15,434	2,311	(1,518)
Income Tax Benefit	(2,035)	(2,059)	(2,400)
Income Before Equity in Undistributed Net Income of Subsidiaries	17,469	4,370	882
Equity in Undistributed Net Income of Subsidiaries	47,638	66,673	53,373
Net Income	65,107	71,043	54,255
Preferred Stock Dividends	5,401	5,401	1,350
Net Income Available to Common Shareholders	$59,706	$65,642	$52,905

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
ITEM 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, our principal executive officer and our principal financial officer concluded that, as of the evaluation date, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.
However, after giving full consideration to the material weakness described below, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the Company’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and our principal financial officer to provide reasonable assurance regarding the reliability of the financial reporting and preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As permitted by SEC guidance, management excluded from its assessment the operations of Oakwood Bancshares, Inc. ("Oakwood"), which was acquired by us on October 1, 2024, and is described in "Note 3 - Mergers and Acquisitions" of the Notes to Consolidated Financial Statements included in Item 8 in this report. Oakwood represented 11.0% of our total assets as of December 31, 2024.
Based on the assessment, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2024 because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In January 2025, we identified control deficiencies involving the design and operation of information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which we have outsourced to a third party service provider. Specifically, user access controls at our third party service provider lacked sufficient segregation of duties as multiple end users had the ability to both install changes into the production environment and develop application source code via permissions inherited through group membership. As a result, unauthorized changes could have gone undetected and could have had a direct or indirect impact on some of our financial reporting controls (both automated and manual) that relied on certain system reports. Through our own testing procedures, we determined no unauthorized changes occurred in the production database during the applicable periods. Nonetheless, we concluded that the deficiencies constituted a material weakness.
Forvis Mazars, LLP, an independent registered public accounting firm, has issued an unqualified opinion on our financial statements, which states that our consolidated financial statements present fairly, in all material respects, the financial position of the Company, the results of its operations and its cash flows for each of the periods presented in conformity with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2024 has also been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Management’s Remediation Plan

As noted above, during management’s assessment of internal control over financial reporting, a material weakness was identified related to the design and operation of ITGCs at our third party service provider. As management is responsible for maintaining effective internal control over financial reporting, and for the assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a remediation plan with our third party service provider that is aligned with management and overseen by the Audit Committee of our Board of Directors.
Management, with the oversight of the Audit Committee of our Board of Directors, is committed to maintaining a strong internal control environment, and has taken, and will continue to take, actions necessary to remediate the material weakness. The identified material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Our remediation efforts include working with our third party service provider to ensure that it has taken steps to address its user access controls that led to the change management segregation of duties deficiencies. Accordingly, we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify our remediation efforts. In addition, management will report the progress and status of our remediation efforts to the Audit Committee of our Board of Directors on a periodic basis.
Although unrelated to our remediation efforts, it is important to note that prior to the identification of the control deficiencies described above, we had notified our third party service provider of our intent to terminate our existing relationship with them effective as of May 2025, at which time we will transition the applicable services to a new third party service provider.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  Other Information.
(a)Not applicable

(b)During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
During the three months ended December 31, 2024, the Company did not adopt or terminate any “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 22, 2025, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
ITEM 11.  Executive Compensation.
The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 22, 2025, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 22, 2025, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 22, 2025, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
ITEM 14.  Principal Accountant Fees and Services.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 22, 2025, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024. The Independent Registered Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Fort Worth, TX.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules.
(a)List of documents filed as part of this Report
(1)Financial Statements
The following financial statements are included in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
Financial statement schedules are omitted either because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.
(3)Exhibits

Number	Description

2.1
Agreement and Plan of Reorganization, dated October 20, 2021, by and between Business First Bancshares, Inc., and Texas Citizens Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on October 21, 2021).

2.2
Agreement and Plan of Reorganization, by and between Business First Bancshares, Inc., and Oakwood Bancshares, Inc., dated April 25, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 25, 2024).

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

10.1+
Amended and Restated Executive Employment Agreement by and between Business First Bank and David R. Melville, III, dated November 6, 2019 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

10.2+
Change in Control Agreement, dated November 6, 2019, between Business First Bank and Gregory Robertson (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

10.3+
Change in Control Agreement, dated November 6, 2019, between Business First Bank and Philip Jordan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed by Business First Bancshares, Inc. on November 7, 2019).

10.4+
Business First Bancshares 2006 Stock Option Plan (“2006 Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

10.5+
Form of Incentive Stock Option Award Agreement under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

10.6+
Form of Incentive Stock Option Award Agreement (As Amended), under 2006 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

10.7+
Amendment No. 1 to the 2006 Stock Option Plan, dated December 17, 2007 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form S-4 Registration Statement filed by Business First Bancshares, Inc. on February 5, 2015).

10.8+
Business First Bancshares, Inc., 2017 Equity Incentive Plan (as amended) (incorporated by reference to Appendix A included in the Definitive Additional Materials to the Definitive Proxy Statement on Form DEF 14A filed by Business First Bancshares, Inc., dated as of April 28, 2022, and filed May 3, 2022).

10.9+
Business First Bancshares, Inc., 2024 Equity Incentive Plan (incorporated by reference to Appendix A included in the Definitive Proxy Statement filed by Business First Bancshares, Inc. on April 10, 2024).

10.10+
Supplemental Executive Retirement Plan, adopted as of August 1, 2009, by Business First Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021).

10.11+
Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Gregory Robertson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on January 13, 2021).

10.12+
Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and David R. Melville, III (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 5, 2021).

10.13+
Supplemental Executive Retirement Plan Participation Agreement, dated as of October 20, 2009, between b1BANK and Philip Jordan (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 5, 2021).

10.14+
Change in Control Agreement, dated October 29, 2019, between Business First Bancshares, Inc. and Keith Mansfield (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.15+
Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.16+
Change in Control Agreement, dated June 23, 2022, between Business First Bancshares, Inc. and Saundra Strong (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by Business First Bancshares, Inc. on May 4, 2023).

10.17+
Supplemental Executive Retirement Plan Participation Agreement, dated as of April 27, 2023, between b1BANK and Saundra Strong (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by Business First Bancshares, Inc. on May 4, 2023).

10.18+
Change in Control Agreement, dated November 16, 2022, by and among Business First Bancshares, Inc., b1BANK and N. Jerome Vascocu, Jr. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed by Business First Bancshares, Inc. on July 31, 2024).

10.19+
Retention Bonus Agreement, dated November 21, 2022, by and among Business First Bancshares, Inc., b1BANK and N. Jerome Vascocu, Jr. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed by Business First Bancshares, Inc. on July 31, 2024).

10.20+
Supplemental Executive Retirement Plan Participation Agreement, dated February 28, 2023, between b1BANK and N. Jerome Vascocu, Jr. (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed by Business First Bancshares, Inc. on July 31, 2024).

10.21+	b1BANK Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Business First Bancshares, Inc. on December 12, 2024).

10.22+
Form of Securities Purchase Agreement by and among Business First Bancshares, Inc. and the several purchasers of Series A Preferred Stock named therein (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc., on September 1, 2022).

19.1	Insider Trading Policy*

21.1	List of subsidiaries of Business First Bancshares, Inc.*

23.1	Consent of Forvis Mazars, LLP*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 1, 2024).

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
*	Filed herewith.
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

BUSINESS FIRST BANCSHARES, INC.

March 7, 2025	By:	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer
The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2025.

Signature		Title	Date

By:	/s/ David R. Melville, III	Chairman, President, Chief Executive Officer and Director	March 7, 2025
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	March 7, 2025
	Gregory Robertson	(Principal Financial Officer)

By	/s/ James J. Buquet, III	Director	March 7, 2025
James J. Buquet, III

By:	/s/ Carol M. Calkins	Director	March 7, 2025
Carol M. Calkins

By:	/s/ Ricky D. Day	Director	March 7, 2025
Ricky D. Day

By:	/s/ John Ducrest	Director	March 7, 2025
John Ducrest

By:	/s/ Mark P. Folse	Director	March 7, 2025
Mark P. Folse

By:	/s/ William Hall	Director	March 7, 2025
William Hall

By:	/s/ J. Vernon Johnson	Director	March 7, 2025

J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	March 7, 2025
Rolfe H. McCollister, Jr.

By:	/s/ Andrew D. McLindon	Director	March 7, 2025
Andrew D. McLindon

By:	/s/ Patrick E. Mockler	Director	March 7, 2025
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	March 7, 2025
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director	March 7, 2025
Arthur J. Price

By:	/s/ Aimee Quirk	Director	March 7, 2025
Aimee Quirk

By:	/s/ Zeenat Sidi	Director	March 7, 2025
Zeenat Sidi

By:	/s/ Kenneth Smith	Director	March 7, 2025
Kenneth Smith

By:	/s/ Keith A. Tillage	Director	March 7, 2025
Keith A. Tillage

By:	/s/ Steven G. White	Director	March 7, 2025
Steven G. White