Form 10-Q
period 2025-03-31
Business First Bancshares, Inc.
filed 2025-05-02
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 25, 2025, the issuer has outstanding 29,694,986 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and Due from Banks	$312,887	$319,098
Federal Funds Sold	117,422	197,669
Securities Purchased Under Agreements to Resell	50,589	50,835
Securities Available for Sale, at Fair Values (Amortized Cost of $987,573 at March 31, 2025 and $973,423 at December 31, 2024)	920,573	893,549
Mortgage Loans Held for Sale	-	717
Loans and Lease Receivable, Net of Allowance for Loan Losses of $56,863 at March 31, 2025 and $54,840 at December 31, 2024	5,924,056	5,926,559
Premises and Equipment, Net	81,582	81,953
Accrued Interest Receivable	33,741	35,872
Other Equity Securities	40,947	41,100
Other Real Estate Owned	1,282	5,529
Cash Value of Life Insurance	117,950	117,645
Deferred Taxes	25,289	29,591
Goodwill	121,691	121,572
Core Deposit and Customer Intangible	16,538	17,252
Other Assets	20,181	18,149
Total Assets	$7,784,728	$7,857,090
LIABILITIES
Deposits:
Noninterest Bearing	$1,308,312	$1,357,045
Interest Bearing	5,149,869	5,154,286
Total Deposits	6,458,181	6,511,331
Securities Sold Under Agreements to Repurchase	19,046	22,621
Federal Home Loan Bank Borrowings	317,352	355,875
Subordinated Debt	92,702	99,760
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	5,356	5,969
Other Liabilities	60,779	57,068
Total Liabilities	6,958,416	7,057,624

Commitments and Contingencies (See Note 12)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both March 31, 2025 and December 31, 2024, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 29,572,297 and 29,552,358 Shares Issued and Outstanding at March 31, 2025 and December 31, 2024, respectively	29,572	29,552
Additional Paid-in Capital	501,609	500,024
Retained Earnings	276,045	260,958
Accumulated Other Comprehensive Loss	(52,844)	(62,998)
Total Shareholders' Equity	826,312	799,466
Total Liabilities and Shareholders' Equity	$7,784,728	$7,857,090
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Interest Income:
Interest and Fees on Loans	$102,992	$85,947
Interest and Dividends on Non-taxable Securities	1,075	1,074
Interest and Dividends on Taxable Securities	6,190	4,525
Interest on Federal Funds Sold and Due From Banks	3,436	4,465
Total Interest Income	113,693	96,011
Interest Expense:
Interest on Deposits	42,439	38,029
Interest on Borrowings	5,271	6,451
Total Interest Expense	47,710	44,480
Net Interest Income	65,983	51,531
Provision for Credit Losses	2,812	1,186
Net Interest Income after Provision for Credit Losses	63,171	50,345
Other Income:
Service Charges on Deposit Accounts	2,860	2,439
Loss on Sales of Securities	(1)	(1)
Gain on Sales of Loans	1,256	139
Other Income	9,111	6,809
Total Other Income	13,226	9,386
Other Expenses:
Salaries and Employee Benefits	29,497	25,416
Occupancy and Equipment Expense	7,356	5,357
Other Expenses	13,725	11,749
Total Other Expenses	50,578	42,522
Income Before Income Taxes	25,819	17,209
Provision for Income Taxes	5,276	3,639
Net Income	20,543	13,570
Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shareholders	$19,193	$12,220
Earnings Per Common Share:
Basic	$0.65	$0.49
Diluted	$0.65	$0.48
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Consolidated Net Income	$20,543	$13,570

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	12,872	(6,417)
Unrealized Gain on Share of Other Equity Investments	-	14
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	1	1
Income Tax Effect	(2,719)	1,353
Other Comprehensive Income (Loss)	10,154	(5,049)
Consolidated Comprehensive Income	$30,697	$8,521
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	13,570	-	13,570
Other Comprehensive Loss	-	-	-	-	(5,049)	(5,049)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,593)	-	(3,593)
Stock Based Compensation Cost	-	133	1,064	-	-	1,197
Balances at March 31, 2024	$71,930	$25,485	$398,511	$224,742	$(71,634)	$649,034

Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	-	-	-	20,543	-	20,543
Other Comprehensive Income	-	-	-	-	10,154	10,154
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(4,106)	-	(4,106)
Stock Based Compensation Cost	-	20	1,585	-	-	1,605
Balances at March 31, 2025	$71,930	$29,572	$501,609	$276,045	$(52,844)	$826,312
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Consolidated Net Income	$20,543	$13,570
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,812	1,186
Depreciation and Amortization	1,438	1,153
Net Accretion of Purchase Accounting Adjustments	(513)	(319)
Stock Based Compensation Cost	1,605	1,197
Net Amortization of Securities	350	634
Loss on Sales of Securities	1	1
Gain on Sale of Loans	(298)	(24)
Income on Other Equity Securities	(1,064)	(509)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	286	(63)
Increase in Cash Value of Life Insurance	(808)	(578)
Deferred Income Tax Expense	1,627	1,876
Gain on Extinguishment of Debt	(630)	-
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	2,131	590
(Increase) Decrease in Other Assets	(2,040)	1,994
Decrease in Accrued Interest Payable	(613)	(10,911)
Increase (Decrease) in Other Liabilities	3,899	(2,194)
Net Cash Provided by Operating Activities	28,726	7,603

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(50,074)	(24,333)
Proceeds from Maturities / Sales of Securities Available for Sale	13,932	7,663
Proceeds from Paydowns of Securities Available for Sale	21,640	16,287
Net Cash Paid in Acquisition	-	(3,279)
Purchases of Other Equity Securities	(1,121)	(713)
Redemption of Other Equity Securities	2,338	238
Purchase of Life Insurance	-	(3,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	503	-
Net (Increase) Decrease in Loans	1,311	(94,879)
Net Purchases of Premises and Equipment	(1,067)	(389)
Gain on Disposal of Premises and Equipment	(155)	-
Proceeds from Sales of Other Real Estate	3,961	409
Net Decrease in Securities Purchased Under Agreements to Resell	246	-
Net (Increase) Decrease in Federal Funds Sold	80,247	(60,158)
Net Cash Provided by (Used in) Investing Activities	71,761	(162,154)
(CONTINUED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(52,774)	323,960
Net Decrease in Securities Sold Under Agreements to Repurchase	(3,575)	(1,678)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	(38,523)	97,008
Repayments on Bank Term Funding Program	-	(300,000)
Repayment of Subordinated Debt	(6,370)	-
Payment of Dividends on Preferred Stock	(1,350)	(1,350)
Payment of Dividends on Common Stock	(4,106)	(3,593)
Net Cash Provided by (Used in) Financing Activities	(106,698)	114,347
Net Decrease in Cash and Due From Banks	(6,211)	(40,204)
Cash and Due From Banks at Beginning of Period	319,098	226,110
Cash and Due From Banks at End of Period	$312,887	$185,906

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$42,992	$38,852
Interest on Borrowings	$5,331	$16,539
Income Tax Payments	$-	$-

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$12,873	$(6,416)
Change in the Unrealized Gain on Equity Securities	$-	$14
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(2,719)	$1,353
Transfer of Loans to Other Real Estate	$-	$-
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its two direct, wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC, Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2024.
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
Accounting Standards Adopted in Current Period
None
Accounting Standards Not Yet Adopted
ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the rate reconciliation for federal, state and foreign income taxes. In addition, the updates also require more details about reconciling items in the rate reconciliation in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 will become effective for the Company starting December 31, 2025. ASU 2023-09 will not have a significant impact on our financial statements.
Note 2– Reclassifications –
Certain reclassifications may have been made to conform to reporting in 2025. These reclassifications have no material effect on previously reported shareholders’ equity or net income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3– Mergers and Acquisitions –
Waterstone, LSP, LLP

On January 31, 2024, the Company consummated the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of small business administration lending services including planning, pre-qualification, packaging, closing and disbursements, servicing and liquidation. Upon consummation of the acquisition, the Company paid $3.3 million in cash to the former owners of Waterstone.

Oakwood Bancshares, Inc.

On October 1, 2024, the Company consummated the merger of Oakwood Bancshares, Inc. (“Oakwood”), headquartered in the Dallas, Texas region, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Oakwood Reorganization Agreement”), dated as of April 25, 2024, by and between the Company and Oakwood. Also on October 1, 2024, Oakwood’s wholly owned banking subsidiary, Oakwood Bank, was merged with and into b1BANK. Pursuant to the terms of the Oakwood Reorganization Agreement, upon consummation of the Oakwood acquisition, the Company issued 3,973,134 shares of its common stock to the former shareholders of Oakwood. At September 30, 2024, Oakwood reported $863.6 million in total assets, $700.2 million in loans and $741.3 million in deposits.

The following table reflects the consideration paid for Oakwood’s net assets and the identifiable assets purchased and liabilities assumed at their fair values as of October 1, 2024. The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cost and Allocation of Purchase Price for Oakwood Bancshares, Inc. (Oakwood):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Oakwood's Shareholders on October 1, 2024	3,973,134
Closing Stock Price on September 30, 2024	$25.67
Total Stock Issued	$101,990
Partial Shares Paid in Cash	10
Other Consideration, Including Equity Awards	1,819
Total Purchase Price	$103,819
Net Assets Acquired:
Cash and Cash Equivalents	$102,691
Securities Available for Sale	15,996
Loans and Leases Receivable, Net of Allowance	687,456
Premises and Equipment, Net	16,020
Cash Value of Life Insurance	16,105
Core Deposit Intangible	7,640
Other Assets	9,364
Total Assets	855,272

Deposits	742,347
Borrowings	22,189
Other Liabilities	17,082
Total Liabilities	781,618
Net Assets Acquired	73,654
Goodwill Resulting from Merger	$30,165
The Company has recorded approximately $679,000 and $1.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2025, and year ended December 31, 2024, respectively.

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

Acquired loans are evaluated as either purchased with a more-than insignificant amount of credit deterioration (“PCD”) or an insignificant amount of credit deterioration (“non-PCD”) at acquisition, based upon management’s assessment of whether or not a loan has experienced more than insignificant credit deterioration since origination. This evaluation is completed by management using a variety of factors, including individual loan characteristics as well as

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
industry type and collateral evaluation, among other factors. At acquisition, management designated loans with a fair value of $146.9 million as PCD. The fair value was inclusive of an $8.4 million PCD allowance and $2.3 million non-credit fair value discount from the acquired contractual value.

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

Pro forma tables for Oakwood were impractical to include due to the cost versus benefit of including such disclosures.
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

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$20,543	$13,570
Less: Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shares	$19,193	$12,220
Denominator:
Weighted Average Common Shares Outstanding	29,329,668	25,127,187
Dilutive Effect of Stock Options and RSAs	216,253	302,007
Weighted Average Dilutive Common Shares	29,545,921	25,429,194

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.65	$0.49

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.65	$0.48

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of March 31, 2025, and December 31, 2024 are summarized as follows:

	March 31, 2025
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,616	$-	$756	$16,860
U.S. Government Agencies	10,141	-	463	9,678
Corporate Securities	49,617	340	2,679	47,278
Mortgage-Backed Securities	610,212	1,181	39,606	571,787
Municipal Securities	299,987	31	25,048	274,970
Total Securities Available for Sale	$987,573	$1,552	$68,552	$920,573

	December 31, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,631	$-	$956	$16,675
U.S. Government Agencies	10,164	-	576	9,588
Corporate Securities	47,855	348	3,038	45,165
Mortgage-Backed Securities	584,321	542	47,125	537,738
Municipal Securities	313,452	23	29,092	284,383
Total Securities Available for Sale	$973,423	$913	$80,787	$893,549
The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,860	$756	$16,860	$756
U.S. Government Agencies	-	-	9,678	463	9,678	463
Corporate Securities	9,408	140	26,583	2,539	35,991	2,679
Mortgage-Backed Securities	113,544	1,985	331,076	37,621	444,620	39,606
Municipal Securities	32,115	444	231,000	24,604	263,115	25,048
Total Securities Available for Sale	$155,067	$2,569	$615,197	$65,983	$770,264	$68,552

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,675	$956	$16,675	$956
U.S. Government Agencies	-	-	9,588	576	9,588	576
Corporate Securities	4,262	132	28,894	2,906	33,156	3,038
Mortgage-Backed Securities	151,443	3,618	341,347	43,507	492,790	47,125
Municipal Securities	33,240	686	240,768	28,406	274,008	29,092
Total Securities Available for Sale	$188,945	$4,436	$637,272	$76,351	$826,217	$80,787
As of March 31, 2025, and December 31, 2024, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of March 31, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$32,372	$31,864
One to Five Years	192,443	181,372
Over Five to Ten Years	344,890	321,123
Over Ten Years	417,868	386,214
Total Securities Available for Sale	$987,573	$920,573
Securities available for sale with a fair value of $402.4 million and $385.4 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of March 31, 2025, and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, accrued interest receivable on securities was $4.1 million and $4.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,472,121	$2,483,223
Construction	633,698	670,502
Residential	934,357	884,533
Total Real Estate Loans	4,040,176	4,038,258
Commercial	1,862,176	1,868,675
Consumer and Other	78,567	74,466
Total Loans Held for Investment	5,980,919	5,981,399

Less:
Allowance for Loan Losses	(56,863)	(54,840)
Net Loans	$5,924,056	$5,926,559
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2025 and December 31, 2024. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of March 31, 2025, and December 31, 2024.
Net deferred loan origination fees were $12.0 million and $12.6 million at March 31, 2025 and December 31, 2024, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2025 and December 31, 2024, overdrafts of $7.8 million and $3.0 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $739.6 million and $747.0 million at March 31, 2025 and December 31, 2024, respectively. The Company had servicing rights of $958,000 and $832,000 recorded as of March 31, 2025, and December 31, 2024, respectively, and is recorded within other assets.
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
The following table sets forth, as of March 31, 2025, and December 31, 2024, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2025
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(2)	(3)	(225)	(865)	(553)	(1,648)
Recoveries	5	98	6	508	54	671
Provision (Recovery)	(138)	(1,046)	1,216	2,454	514	3,000
Ending Balance	$23,325	$6,211	$9,033	$17,764	$530	$56,863

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	(11)	(130)	(52)	3	2	(188)
Ending Balance	$217	$1,181	$306	$1,768	$28	$3,500

Total Allowance for Credit Losses	$23,542	$7,392	$9,339	$19,532	$558	$60,363

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Adjustment for Oakwood on PCD Loans	4,013	1,420	374	2,603	-	8,410
Charge-offs	263	(2,261)	(297)	(986)	(2,392)	(5,673)
Recoveries	86	515	14	236	329	1,180
Provision (Recovery)	1,422	892	2,460	3,390	2,345	10,509
Ending Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840

Reserve for Unfunded Loan Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	22	(235)	181	393	3	364
Ending Balance	$228	$1,311	$358	$1,765	$26	$3,688

Total Allowance for Credit Losses	$23,688	$8,473	$8,394	$17,432	$541	$58,528
Included within the above allowance, in the tables above, are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	March 31, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$45,329	$3,512	$42,407	$3,529
Construction	12,261	975	11,777	975
Residential	11,791	519	11,012	519
Total Real Estate Loans	69,381	5,006	65,196	5,023
Commercial	102,715	4,898	99,234	2,505
Consumer and Other	-	-	-	-
Total	$172,096	$9,904	$164,430	$7,528

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
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of March 31, 2025, and December 31, 2024:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2025	$66,170	$-	$-	$-	$-	$66,170	$-
Originated in 2024	286,146	11,288	15,059	-	-	312,493	-
Originated in 2023	204,334	25,788	133	-	-	230,255	-
Originated in 2022	714,244	53,136	2,913	-	-	770,293	-
Originated in 2021	383,732	7,507	463	-	-	391,702	2
Originated Prior to 2021	624,894	15,506	8,093	841	-	649,334	-
Revolving	49,120	2,274	480	-	-	51,874	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Commercial	$2,328,640	$115,499	$27,141	$841	$-	$2,472,121	$2

Real Estate: Construction
Originated in 2025	$37,507	$-	$-	$-	$-	$37,507	$-
Originated in 2024	213,237	-	400	-	-	213,637	-
Originated in 2023	77,715	-	806	-	-	78,521	-
Originated in 2022	145,267	5,161	1,305	-	-	151,733	1
Originated in 2021	46,997	-	1,763	-	-	48,760	-
Originated Prior to 2021	49,198	95	2,069	-	-	51,362	2
Revolving	51,781	397	-	-	-	52,178	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Real Estate: Construction	$621,702	$5,653	$6,343	$-	$-	$633,698	$3

Real Estate: Residential
Originated in 2025	$13,053	$-	$-	$-	$-	$13,053	$-
Originated in 2024	78,800	-	221	-	-	79,021	-
Originated in 2023	104,479	323	985	-	-	105,787	-
Originated in 2022	237,923	816	1,546	5	-	240,290	8
Originated in 2021	179,502	166	224	-	-	179,892	-
Originated Prior to 2021	189,244	8,014	6,394	227	-	203,879	101
Revolving	109,840	110	822	-	-	110,772	116
Revolving Loans Converted to Term	1,663	-	-	-	-	1,663	-
Total Real Estate: Residential	$914,504	$9,429	$10,192	$232	$-	$934,357	$225

Commercial
Originated in 2025	$95,637	$101	$-	$-	$-	$95,738	$-
Originated in 2024	376,532	207	4,488	-	-	381,227	5
Originated in 2023	255,401	1,145	3,470	-	-	260,016	64
Originated in 2022	231,083	4,678	9,410	-	-	245,171	239
Originated in 2021	157,745	2,347	1,952	16	-	162,060	266
Originated Prior to 2021	177,291	1,433	1,586	109	-	180,419	291
Revolving	522,520	5,673	9,352	-	-	537,545	-
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Commercial	$1,816,209	$15,584	$30,258	$125	$-	$1,862,176	$865

Consumer and Other
Originated in 2025	$3,914	$-	$-	$-	$-	$3,914	$-
Originated in 2024	10,356	-	6	-	-	10,362	16
Originated in 2023	5,912	-	14	-	-	5,926	32
Originated in 2022	3,987	-	15	-	-	4,002	6
Originated in 2021	1,923	-	91	-	-	2,014	-
Originated Prior to 2021	27,706	-	125	-	-	27,831	2
Revolving	24,501	-	17	-	-	24,518	497
Revolving Loans Converted to Term	-	-	-	-	-	-	-
Total Consumer and Other	$78,299	$-	$268	$-	$-	$78,567	$553

Total Loans	$5,759,354	$146,165	$74,202	$1,198	$-	$5,980,919	$1,648

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
As of March 31, 2025, and December 31, 2024, loan balances outstanding more than 90 days past due and still accruing interest amounted to $5.6 million and $860,000, respectively. As of March 31, 2025, and December 31, 2024, loan balances outstanding on nonaccrual status amounted to $35.9 million and $24.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of March 31, 2025, and December 31, 2024. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	March 31, 2025
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$3,687	$5,060	$11,220	$19,967	$2,452,154	$2,472,121	$5,214
Construction	1,423	-	4,264	5,687	628,011	633,698	235
Residential	4,417	707	5,116	10,240	924,117	934,357	84
Total Real Estate Loans	9,527	5,767	20,600	35,894	4,004,282	4,040,176	5,533
Commercial	5,688	963	15,642	22,293	1,839,883	1,862,176	102
Consumer and Other	515	34	135	684	77,883	78,567	-
Total	$15,730	$6,764	$36,377	$58,871	$5,922,048	$5,980,919	$5,635

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,688	$303	$3,035	$10,026	$2,473,197	$2,483,223	$-
Construction	1,700	594	4,600	6,894	663,608	670,502	-
Residential	2,631	786	5,174	8,591	875,942	884,533	482
Total Real Estate Loans	11,019	1,683	12,809	25,511	4,012,747	4,038,258	482
Commercial	8,741	1,075	7,674	17,490	1,851,185	1,868,675	240
Consumer and Other	177	48	262	487	73,979	74,466	138
Total	$19,937	$2,806	$20,745	$43,488	$5,937,911	$5,981,399	$860

The following table presents non-accrual loans by segment as of March 31, 2025, and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$6,348	$3,621
Construction	4,705	5,251
Residential	7,273	7,078
Total Real Estate Loans	18,326	15,950
Commercial	17,426	8,039
Consumer and Other	163	158
Total	$35,915	$24,147
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2025, and December 31, 2024, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $3.1 million and $3.4 million was outstanding as of March 31, 2025, and December 31, 2024, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At March 31, 2025 and December 31, 2024, accrued interest receivable on loans was $29.7 million and $30.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Long Term Debt –
During the quarter ended March 31, 2025, the Company redeemed $7.0 million of its $52.5 million subordinated debt that matures in 2031. As part of this redemption, the Company recognized a $630,000 gain on the extinguishment of this debt.
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
Note 9– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $317.4 million and $355.9 million as of March 31, 2025, and December 31, 2024, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at March 31, 2025 and December 31, 2024 was $20.3 million and $23.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $875,000 at both March 31, 2025, and December 31, 2024, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal is due at maturity in April 2025.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 3.72% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both March 31, 2025, and December 31, 2024, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan with an original principal balance of $10.0 million. The loan was made in 2020 and was acquired during the Oakwood acquisition. The balance at March 31, 2025 and December 31, 2024 was $1.2 million and $1.7 million, respectively, with interest at 0.52%. Principal and interest payments are due monthly and the loan matures in October 2025.
One fixed rate loan of $25.0 million at both March 31, 2025 and December 31, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.
One fixed rate loan of $25.0 million at both March 31, 2025 and December 31, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan of $25.0 million at both March 31, 2025 and December 31, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at both March 31, 2025 and December 31, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
One short term, twelve-day, fixed rate loan of $20.0 million at March 31, 2025, with interest at 4.38%. Principal and interest was due, paid and rolled into a $20.0 million renewal, at maturity in April 2025.
One short term, fifteen-day, fixed rate loan of $55.0 million at December 31, 2024, with interest at 4.38%. Principal and interest was due, paid and rolled into a $30.0 million renewal, at maturity in January 2025. The renewal was also paid in January 2025.
The Company had an additional $1.6 billion remaining on the FHLB line availability at March 31, 2025.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 10– Other Income and Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Debit Card and ATM Fee Income	$1,858	$1,776
Cash Value of Life Insurance Income	808	579
Fees and Brokerage Commissions	2,148	1,937
Pass-Through Income from SBIC Partnerships	751	294
Gain on Extinguishment of Debt	630	-
Swap Fee Income	739	229
Other	2,177	1,994
Total Other Income	$9,111	$6,809
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Advertising and Promotions	$1,291	$1,145
Communications	591	525
Ad Valorem Shares Tax	1,125	900
Data Processing Fees	3,236	2,579
Directors' Fees	279	282
Insurance	404	546
Legal and Professional Fees	1,013	866
Office Supplies and Printing	311	290
Regulatory Assessments	1,257	935
Merger and Conversion Costs	250	340
Other	3,968	3,341
Total Other Expenses	$13,725	$11,749
Note 11– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.3 million and $1.5 million for the three months ended March 31, 2025, and 2024, respectively. At March 31, 2025, the Company had a weighted average lease term of 6.4 years and a weighted average discount rate of 3.81%.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2025 through December 31, 2025	$4,513
January 1, 2026 through December 31, 2026	5,735
January 1, 2027 through December 31, 2027	5,491
January 1, 2028 through December 31, 2028	4,944
January 1, 2029 through December 31, 2029	4,153
January 1, 2030 and Thereafter	8,955
Total Future Minimum Lease Payments	33,791
Less Imputed Interest	(3,998)
Present Value of Lease Liabilities	$29,793
Note 12– Commitments and Contingencies –
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.3 billion and $1.4 billion at March 31, 2025, and December 31, 2024, respectively, and standby and commercial letters of credit of approximately $49.9 million and $50.0 million at March 31, 2025 and December 31, 2024, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.5 million and $3.7 million at March 31, 2025 and December 31, 2024, respectively.
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.
Note 13– Fair Value of Financial Instruments –
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2025, and December 31, 2024. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Available for Sale:
U.S. Treasury Securities	$16,860	$-	$16,860	$-
U.S. Government Agency Securities	9,678	-	9,678	-
Corporate Securities	47,278	-	34,769	12,509
Mortgage-Backed Securities	571,787	-	571,787	-
Municipal Securities	274,970	-	249,225	25,745
Loans Held for Sale	-	-	-	-
Total	$920,573	$-	$882,319	$38,254

December 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,675	$-	$16,675	$-
U.S. Government Agency Securities	9,588	-	9,588	-
Corporate Securities	45,165	-	32,665	12,500
Mortgage-Backed Securities	537,738	-	537,738	-
Municipal Securities	284,383	-	259,666	24,717
Loans Held for Sale	717	-	717	-
Total	$894,266	$-	$857,049	$37,217
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of March 31, 2025, and December 31, 2024.

	Municipal	Corporate
	Securities	Securities
	(Dollars in thousands)
Balance at December 31, 2023	$20,847	$7,968
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	(2,339)	782
Purchases	9,938	5,000
Sales	-	-
Maturities, Prepayments, and Calls	(3,729)	(1,250)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at December 31, 2024	24,717	12,500
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains Included in Other Comprehensive Loss	1,504	9
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	(476)	-
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at March 31, 2025	$25,745	$12,509
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2025.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
March 31, 2025
Municipal Securities	$25,745	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	12,509	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Assets:
Individually Evaluated Loans	$68,853	$-	$-	$68,853
Other Nonperforming Assets	1,282	-	-	1,282
Total	$70,135	$-	$-	$70,135

December 31, 2024
Assets:
Individually Evaluated Loans	$62,138	$-	$-	$62,138
Other Nonperforming Assets	5,529	-	-	5,529
Total	$67,667	$-	$-	$67,667
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
The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2025, and December 31, 2024 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2025
Financial Assets:
Cash and Short-Term Investments	$430,309	$430,309	$430,309	$-	$-
Securities Purchased Under Agreements to Resell	50,589	50,589	-	50,589	-
Securities	920,573	920,573	-	882,319	38,254
Loans Held for Sale	-	-	-	-	-
Loans - Net	5,924,056	5,831,741	-	-	5,831,741
Cash Value of BOLI	117,950	117,950	-	117,950	-
Other Equity Securities	40,947	40,947	-	-	40,947
Total	$7,484,424	$7,392,109	$430,309	$1,050,858	$5,910,942

Financial Liabilities:
Deposits	$6,458,181	$6,455,852	$-	$-	$6,455,852
Borrowings	434,100	431,891	-	431,891	-
Total	$6,892,281	$6,887,743	$-	$431,891	$6,455,852

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Financial Assets:
Cash and Short-Term Investments	$516,767	$516,767	$516,767	$-	$-
Securities Purchased Under Agreements to Resell	50,835	50,835	-	50,835	-
Securities	893,549	893,549	-	856,332	37,217
Loans Held for Sale	717	717	-	717	-
Loans - Net	5,926,559	5,832,326	-	-	5,832,326
Cash Value of BOLI	117,645	117,645	-	117,645	-
Other Equity Securities	41,100	41,100	-	-	41,100
Total	$7,547,172	$7,452,939	$516,767	$1,025,529	$5,910,643

Financial Liabilities:
Deposits	$6,511,331	$6,513,709	$-	$-	$6,513,709
Borrowings	483,256	465,834	-	465,834	-
Total	$6,994,587	$6,979,543	$-	$465,834	$6,513,709

Note 14– Subsequent Events –
On April 4, 2025, the Company sold the Kaplan banking center, located in Kaplan, Louisiana, to Currency Bank headquartered in Baton Rouge, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated December 12, 2024. The sale included $51.2 million in deposits, $2.3 million in loans, and $1.4 million in fixed assets, net of depreciation. The deposit premium paid by Currency Bank as consideration was 8.00% of total deposits assumed at closing. The loans and deposits associated with the Kaplan banking center were included in the consolidated balance sheet as of March 31, 2025.

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2024 to March 31, 2025, and its results of operations for the three months ended March 31, 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of March 31, 2025, we had total assets of $7.8 billion, total loans of $6.0 billion, total deposits of $6.5 billion, and total shareholders’ equity of $826.3 million.
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

Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $1.3 billion and $907.7 billion as of March 31, 2025, and December 31, 2024, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
Acquisition of Waterstone LSP, LLC ("Waterstone")
On January 31, 2024, we consummated the acquisition, through b1BANK, of Waterstone, headquartered in Katy, Texas. Waterstone offers community banks and small businesses a range of small business administration ("SBA") lending services including planning, pre-qualification, packaging, closing and disbursements, servicing, and liquidations. Upon consummation of the acquisition, we paid $3.3 million in cash to the former owners of Waterstone.
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
Sale of Kaplan Banking Center
On April 4, 2025, we sold the Kaplan banking center, located in Kaplan, Louisiana, to Currency Bank headquartered in Baton Rouge, Louisiana, in accordance with the Branch Purchase and Assumption Agreement dated December 12, 2024. The sale included $51.2 million in deposits, $2.3 million in loans, and $1.4 million in fixed assets, net of depreciation. The deposit premium paid by Currency Bank as consideration was 8.00% of total deposits assumed at closing. The loans and deposits associated with the Kaplan banking center were included in the consolidated balance sheet as of March 31, 2025.
Financial Highlights
The financial highlights as of and for the three months ended March 31, 2025, include:
•Total assets of $7.8 billion, a $72.4 million, or 0.9%, decrease from December 31, 2024.
•Total loans held for investment of $6.0 billion, a $480,000, or 0.0%, decrease from December 31, 2024.
•Total deposits of $6.5 billion, a $53.2 million, or 0.8%, decrease from December 31, 2024.
•Net income available to common shareholders of $19.2 million for the three months ended March 31, 2025, a $7.0 million, or 57.1%, increase from the three months ended March 31, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.
•Net interest income of $66.0 million for the three months ended March 31, 2025, an increase of $14.5 million, or 28.0%, from the three months ended March 31, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.
•Allowance for credit losses of 1.01% of total loans held for investment, compared to 0.98% as of December 31, 2024, and a ratio of nonperforming loans to total loans held for investment of 0.69%, compared to 0.42% as of December 31, 2024.
•Earnings per common share for the first three months of 2025 of $0.65 per basic and diluted common share, compared to $0.49 per basic common share and $0.48 per diluted common share for the first three months of 2024.

•Return on average assets of 1.00% over the first three months of 2025, compared to 0.74% for the first three months of 2024.
•Return on average common equity of 10.48% over the first three months of 2025, compared to 8.51% for the first three months of 2024.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.70%, 9.78%, 10.90% and 13.03%, respectively, compared to 9.53%, 9.44%, 10.56% and 12.75% at December 31, 2024.
•Book value per common share of $25.51, an increase of 3.6% from $24.62 at December 31, 2024.
Results of Operations for the Three Months Ended March 31, 2025, and 2024
Performance Summary
For the three months ended March 31, 2025, net income available to common shareholders was $19.2 million, or $0.65 per basic and diluted common share, compared to net income of $12.2 million, or $0.49 per basic common share and $0.48 per diluted common share, for the three months ended March 31, 2024. Return on average assets, on an annualized basis, increased to 1.00% for the three months ended March 31, 2025, from 0.74% for the three months ended March 31, 2024. Return on average equity, on an annualized basis, increased to 10.48% for the three months ended March 31, 2025, as compared to 8.51% for the three months ended March 31, 2024.
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
For the three months ended March 31, 2025, net interest income totaled $66.0 million, and net interest margin and net interest spread were 3.68% and 2.91%, respectively, compared to $51.5 million, 3.32%, and 2.36%, respectively, for the three months ended March 31, 2024. The average yield on the loan portfolio was 6.99% for the three months ended March 31, 2025, compared to 6.88% for the three months ended March 31, 2024, and the average yield on total interest-earning assets was 6.35% for the three months ended March 31, 2025, compared to 6.18% for the three months ended March 31, 2024. For the three months ended March 31, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 18 basis points compared to the three months ended March 31, 2024.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2025, and 2024, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the table below, and throughout this report, are month-end averages.

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,972,120	$102,992	6.99%	$5,026,937	$85,947	6.88%
Securities	924,693	6,614	2.90	888,933	5,599	2.53
Securities purchased under agreements to resell	50,836	651	5.19	-	-	-
Interest-bearing deposits in other banks	315,750	3,436	4.41	330,260	4,465	5.44
Total interest-earning assets	7,263,399	113,693	6.35	6,246,130	96,011	6.18
Allowance for loan losses	(54,711)			(40,526)
Noninterest-earning assets	542,294			461,923
Total assets	$7,750,982	$113,693		$6,667,527	$96,011
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,141,498	$42,439	3.35%	$4,072,600	$38,029	3.76%
Subordinated debt	97,251	1,262	5.26	99,972	1,356	5.46
Subordinated debt - trust preferred securities	5,000	99	8.03	5,000	113	9.09
Bank Term Funding Program	-	-	-	260,440	2,788	4.31
Advances from FHLB	362,092	3,796	4.25	223,501	2,094	3.77
Other borrowings	18,321	114	2.52	16,116	100	2.50
Total interest-bearing liabilities	5,624,162	47,710	3.44	4,677,629	44,480	3.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,244,793			1,282,815
Other liabilities	67,167			57,510
Total noninterest-bearing liabilities	1,311,960			1,340,325
Shareholders' equity:
Common shareholders' equity	742,930			577,643
Preferred equity	71,930			71,930
Total shareholders' equity	814,860			649,573
Total liabilities and shareholders' equity	$7,750,982			$6,667,527
Net interest rate spread (1)			2.91%			2.36%
Net interest income		$65,983			$51,531
Net interest margin (2)			3.68%			3.32%
Overall cost of funds			2.82%			3.00%
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

	For the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$15,589	$1,456	$17,045
Securities	209	806	1,015
Securities purchased under agreements to resell	651	-	651
Interest-bearing deposits in other banks	(195)	(834)	(1,029)
Total increase in interest income	$16,254	$1,428	$17,682
Interest-bearing liabilities:
Interest-bearing deposits	$8,508	$(4,098)	$4,410
Subordinated debt	(47)	(47)	(94)
Subordinated debt - trust preferred securities	-	(14)	(14)
Bank Term Funding Program	-	(2,788)	(2,788)
Advances from FHLB	1,436	266	1,702
Other borrowings	13	1	14
Total increase (decrease) in interest expense	$9,910	$(6,680)	$3,230
Increase in net interest income	$6,344	$8,108	$14,452
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $2.8 million for the three months ended March 31, 2025, and $1.2 million for the same period in 2024. The higher provision for the three months ended March 31, 2025, compared to the same period in 2024 relates primarily to reserves on two individual commercial lending relationships in the current quarter of $2.3 million. This increase was partially offset by changes in the composition of the loan portfolio and related reserve rates, compared to the quarter ended March 31, 2024.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,860	$2,439	$421
Debit card and ATM fee income	1,858	1,776	82
Bank-owned life insurance income	808	579	229
Gain on sales of loans	1,256	139	1,117
Loss on sales of investment securities	(1)	(1)	-
Fees and brokerage commissions	2,148	1,937	211
Mortgage origination income	110	69	41
Correspondent bank income	83	196	(113)
Gain (loss) on sales of other real estate owned	(268)	63	(331)
Gain on extinguishment of debt	630	-	630
Swap fee income	739	229	510
Pass-through income from other investments	751	294	457
Other	2,252	1,666	586
Total noninterest income	$13,226	$9,386	$3,840
Total noninterest income increased $3.8 million, or 40.9%, from the three months ended March 31, 2024 mainly attributable to an increase on the gain on sales of loans of $1.1 million, the gain on the extinguishment of debt related to our subordinated debt of $630,000, and the acquisition of Oakwood.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$29,497	$25,416	$4,081
Non-staff expenses:
Occupancy of bank premises	3,401	2,514	887
Depreciation and amortization	2,152	1,676	476
Data processing	3,236	2,579	657
FDIC assessment fees	1,184	828	356
Legal and professional fees	1,013	866	147
Advertising and promotions	1,291	1,145	146
Utilities and communications	733	674	59
Ad valorem shares tax	1,125	900	225
Directors' fees	279	282	(3)
Other real estate owned expenses and write-downs	23	37	(14)
Merger and conversion related expenses	250	340	(90)
Other	6,394	5,265	1,129
Total noninterest expense	$50,578	$42,522	$8,056
Total noninterest expense increased $8.1 million, or 18.9%, from the three months ended March 31, 2024, primarily attributed to the increase in salaries and employee benefits of $4.1 million, or 16.1%, an increase in occupancy and bank premises of $887,000, or 35.3%, and an increase in data processing of $657,000, or 25.5%. The increases were largely attributable to the acquisition of Oakwood.
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
For the three months ended March 31, 2025, income tax expense totaled $5.3 million, a increase of $1.6 million, or 45.0%, compared to $3.6 million for the same period in 2024. Our effective tax rates for the three months ended March 31, 2025, and 2024 were 20.4% and 21.1%, respectively.
Financial Condition
Our total assets decreased $72.4 million, or 0.9%, from December 31, 2024, to March 31, 2025, primarily due to the decrease in total deposits, which reduced the cash available for fed funds sold.
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

As of March 31, 2025, total loans, excluding mortgage loans held for sale, were $6.0 billion, a decrease of $480,000, compared to $6.0 billion as of December 31, 2024. Additionally, $717,000 in loans were classified as loans held for sale as of December 31, 2024, and we had none as of March 31, 2025.
Total loans held for investment as a percentage of total deposits were 92.6% and 91.9% as of March 31, 2025, and December 31, 2024, respectively. Total loans held for investment as a percentage of total assets were 76.8% and 76.1% as of March 31, 2025, and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial
Retail and Wholesale	$567,770	9.5%	$580,974	9.7%
Hospitality	303,178	5.1	310,576	5.2
Healthcare	207,073	3.5	218,152	3.6
Services	177,115	3.0	170,747	2.9
Energy	90,455	1.5	98,779	1.7
Other	1,126,530	18.8	1,103,995	18.5
Total Commercial	2,472,121	41.4	2,483,223	41.6
Construction	633,698	10.6	670,502	11.2
Residential	934,357	15.6	884,533	14.8
Total Real Estate Loans	4,040,176	67.6	4,038,258	67.6
Commercial	1,862,176	31.1	1,868,675	31.2
Consumer and Other	78,567	1.3	74,466	1.2
Total loans held for investment	$5,980,919	100.0%	$5,981,399	100.0%

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Dallas Region	$735,218	29.7%	$778,174	31.3%
New Orleans Region	467,638	18.9	466,661	18.8
North Louisiana Region	466,871	18.9	440,238	17.7
Capitol Region	254,586	10.3	246,321	9.9
Houston Region	229,783	9.3	234,959	9.5
Southwest Louisiana Region	235,158	9.5	234,875	9.5
Bayou Region	82,867	3.4	81,995	3.3
Total commercial real estate	2,472,121	100.0%	2,483,223	100.0%
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

Real Estate: Commercial loans decreased $11.1 million or 0.4%, remaining at $2.5 billion as of March 31, 2025 and December 31, 2024.
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
Real Estate: Construction loans decreased $36.8 million, or 5.5%, to $633.7 million as of March 31, 2025, from $670.5 million as of December 31, 2024.
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
Real Estate: Residential loans increased $49.8 million, or 5.6%, to $934.4 million as of March 31, 2025, from $884.5 million as of December 31, 2024.
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
Commercial loans decreased $6.5 million, or 0.3%, remaining at $1.9 billion as of March 31, 2025 and December 31, 2024.
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
Consumer and other loans increased $4.1 million, or 5.5%, to $78.6 million as of March 31, 2025, from $74.5 million as of December 31, 2024.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2025
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$360,093	$1,532,260	$497,175	$82,593	$2,472,121
Construction	277,890	285,114	54,429	16,265	633,698
Residential	151,547	490,249	153,316	139,245	934,357
Total Real Estate Loans	789,530	2,307,623	704,920	238,103	4,040,176
Commercial	747,092	851,369	257,865	5,850	1,862,176
Consumer and Other	51,574	23,757	3,084	152	78,567
Total loans held for investment	$1,588,196	$3,182,749	$965,869	$244,105	$5,980,919

Fixed rate loans:
Real Estate Loans:
Commercial	$153,825	$1,106,629	$314,654	$12,741	$1,587,849
Construction	68,952	129,393	10,757	8,497	217,599
Residential	96,710	426,034	97,434	20,673	640,851
Total Real Estate Loans	319,487	1,662,056	422,845	41,911	2,446,299
Commercial	191,287	343,520	142,030	-	676,837
Consumer and Other	40,608	19,019	2,583	152	62,362
Total fixed rate loans	$551,382	$2,024,595	$567,458	$42,063	$3,185,498

Floating rate loans:
Real Estate Loans:
Commercial	$206,268	$425,631	$182,521	$69,852	$884,272
Construction	208,938	155,721	43,672	7,768	416,099
Residential	54,837	64,215	55,882	118,572	293,506
Total Real Estate Loans	470,043	645,567	282,075	196,192	1,593,877
Commercial	555,805	507,849	115,835	5,850	1,185,339
Consumer and Other	10,966	4,738	501	-	16,205
Total floating rate loans	$1,036,814	$1,158,154	$398,411	$202,042	$2,795,421

	As of December 31, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$374,129	$1,513,009	$513,999	$82,086	$2,483,223
Construction	320,732	286,326	47,195	16,249	670,502
Residential	143,804	514,596	151,262	74,871	884,533
Total Real Estate Loans	838,665	2,313,931	712,456	173,206	4,038,258
Commercial	919,905	672,153	271,632	4,985	1,868,675
Consumer and Other	44,359	26,830	3,123	154	74,466
Total loans held for investment	$1,802,929	$3,012,914	$987,211	$178,345	$5,981,399

Fixed rate loans:
Real Estate Loans:
Commercial	$134,809	$1,141,096	$349,949	$12,854	$1,638,708
Construction	66,241	132,702	13,892	7,454	220,289
Residential	72,174	422,430	96,826	21,189	612,619
Total Real Estate Loans	273,224	1,696,228	460,667	41,497	2,471,616
Commercial	179,506	351,913	152,841	-	684,260
Consumer and Other	35,067	21,062	2,585	154	58,868
Total fixed rate loans	$487,797	$2,069,203	$616,093	$41,651	$3,214,744

Floating rate loans:
Real Estate Loans:
Commercial	$239,320	$371,913	$164,050	$69,232	$844,515
Construction	254,491	153,624	33,303	8,795	450,213
Residential	71,630	92,166	54,436	53,682	271,914
Total Real Estate Loans	565,441	617,703	251,789	131,709	1,566,642
Commercial	740,399	320,240	118,791	4,985	1,184,415
Consumer and Other	9,292	5,768	538	-	15,598
Total floating rate loans	$1,315,132	$943,711	$371,118	$136,694	$2,766,655
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $42.8 million and $30.5 million in nonperforming assets as of March 31, 2025, and December 31, 2024, respectively. We had $41.6 million in nonperforming loans as of March 31, 2025, compared to $25.0 million as of December 31, 2024. The increase in nonperforming assets from December 31, 2024, to March 31, 2025, is primarily due to three commercial lending relationships.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$35,915	$24,147
Accruing loans 90 or more days past due	5,635	860
Total nonperforming loans	41,550	25,007
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	990	5,197
Residential real estate	292	332
Total other real estate owned	1,282	5,529
Total nonperforming assets	$42,832	$30,536
Ratio of nonperforming loans to total loans held for investment	0.69%	0.42%
Ratio of nonperforming assets to total assets	0.55	0.39
Ratio of nonaccrual loans to total loans held for investment	0.60	0.40

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$6,348	$3,621
Construction	4,705	5,251
Residential	7,273	7,078
Total Real Estate Loans	18,326	15,950
Commercial	17,426	8,039
Consumer and Other	163	158
Total	$35,915	$24,147
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

	As of March 31, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,328,640	$115,499	$27,141	$841	$2,472,121
Construction	621,702	5,653	6,343	-	633,698
Residential	914,504	9,429	10,192	232	934,357
Total Real Estate Loans	3,864,846	130,581	43,676	1,073	4,040,176
Commercial	1,816,209	15,584	30,258	125	1,862,176
Consumer and Other	78,299	-	268	-	78,567
Total	$5,759,354	$146,165	$74,202	$1,198	$5,980,919

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,383,439	$75,385	$23,548	$851	$2,483,223
Construction	658,364	3,436	8,702	-	670,502
Residential	871,634	3,163	9,485	251	884,533
Total Real Estate Loans	3,913,437	81,984	41,735	1,102	4,038,258
Commercial	1,828,485	25,979	13,911	300	1,868,675
Consumer and Other	74,097	-	369	-	74,466
Total	$5,816,019	$107,963	$56,015	$1,402	$5,981,399
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
As of March 31, 2025, the allowance for credit losses totaled $60.4 million, or 1.01%, of total loans held for investment. As of December 31, 2024, the allowance for credit losses totaled $58.5 million, or 0.98%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Three Months Ended March 31, 2025 (Unaudited)	As of and For the Year Ended December 31, 2024
	(Dollars in thousands)
Average loans outstanding	$5,972,120	$5,327,466
Gross loans held for investment outstanding end of period	$5,980,919	$5,981,399
Allowance for credit losses at beginning of period	$58,528	$43,738
Adjustment for Oakwood purchased credit deterioration loans	-	8,410
Provision for credit losses	2,812	10,873
Charge-offs:
Real Estate:
Commercial	2	(263)
Construction	3	2,261
Residential	225	297
Total Real Estate	230	2,295
Commercial	865	986
Consumer and other	553	2,392
Total charge-offs	1,648	5,673
Recoveries:
Real Estate:
Commercial	5	86
Construction	98	515
Residential	6	14
Total Real Estate	109	615
Commercial	508	236
Consumer and other	54	329
Total recoveries	671	1,180
Net charge-offs	977	4,493
Allowance for credit losses at end of period	$60,363	$58,528
Ratio of allowance for credit losses to end of period loans held for investment	1.01%	0.98%
Ratio of net charge-offs to average loans	0.02	0.08
Ratio of allowance for credit losses to nonaccrual loans	168.07	242.38

	As of and For the Three Months Ended March 31, 2025 (Unaudited)		As of and For the Year Ended December 31, 2024		As of and For the Three Months Ended March 31, 2024 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$(3)	0.00%	$(349)	0.00%	$(21)	0.00%
Construction	(95)	0.00%	1,746	0.03%	49	0.00%
Residential	219	0.00%	283	0.00%	68	0.00%
Total Real Estate Loans	121	0.00%	1,680	0.03%	96	0.00%
Commercial	357	0.01%	750	0.01%	(41)	0.00%
Consumer and Other	499	0.01%	2,063	0.04%	337	0.01%
Total net charge-offs (recoveries)	$977	0.02%	$4,493	0.08%	$392	0.01%
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

	As of March 31, 2025 (Unaudited)		As of December 31, 2024		As of March 31, 2024 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$23,542	39.0%	$23,688	40.5%	$18,043	40.5%
Construction	7,392	12.2	8,473	14.5	7,822	17.6
Residential	9,339	15.5	8,394	14.3	6,186	43.9
Total real estate	40,273	66.7	40,555	69.3	32,051	72.0
Commercial	19,532	32.4	17,432	29.8	11,948	26.8
Consumer and Other	558	0.9	541	0.9	533	1.2
Total allowance for credit losses	$60,363	100.0%	$58,528	100.0%	$44,532	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2025, the carrying amount of investment securities totaled $920.6 million, an increase of $27.0 million, or 3.0%, compared to $893.5 million as of December 31, 2024. The increase was primarily due to purchases and unrealized gains in the first three months of 2025. Securities represented 11.8% and 11.4% of total assets as of March 31, 2025, and December 31, 2024, respectively.
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

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,616	$-	$756	$16,860
U.S. government agencies	10,141	-	463	9,678
Corporate bonds	49,617	340	2,679	47,278
Mortgage-backed securities	610,212	1,181	39,606	571,787
Municipal securities	299,987	31	25,048	274,970
Total	$987,573	$1,552	$68,552	$920,573

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,631	$-	$956	$16,675
U.S. government agencies	10,164	-	576	9,588
Corporate bonds	47,855	348	3,038	45,165
Mortgage-backed securities	584,321	542	47,125	537,738
Municipal securities	313,452	23	29,092	284,383
Total	$973,423	$913	$80,787	$893,549
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of March 31, 2025.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both March 31, 2025 and December 31, 2024, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of March 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$7,250	0.79%	$9,610	0.80%	$-	-%	$-	-%	$16,860	0.80%
U.S. government agencies	-	-%	9,678	0.92%	-	-%	-	-%	9,678	0.92%
Corporate bonds	-	-%	8,856	3.96%	38,422	5.13%	-	-%	47,278	4.91%
Mortgage-backed securities	1,630	2.62%	54,409	2.32%	186,233	3.10%	329,515	3.32%	571,787	3.15%
Municipal securities	22,984	1.46%	98,819	1.83%	96,468	2.00%	56,699	3.08%	274,970	2.12%
Total	$31,864	1.37%	$181,372	1.98%	$321,123	3.01%	$386,214	3.28%	$920,573	2.87%

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,675	0.08%	$-	-%	$-	-%	$16,675	0.80%
U.S. government agencies	-	-%	9,588	0.92%	-	-%	-	-%	9,588	0.92%
Corporate bonds	-	-%	6,253	5.00%	38,912	4.90%	-	-%	45,165	4.91%
Mortgage-backed securities	4,081	2.68%	47,501	2.07%	184,576	2.99%	301,580	3.16%	537,738	3.00%
Municipal securities	24,577	1.44%	93,150	1.76%	105,409	1.96%	61,247	2.97%	284,383	2.07%
Total	$28,658	1.61%	$173,167	1.82%	$328,897	2.89%	$362,827	3.13%	$893,549	2.74%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.67 years with an estimated effective duration of 3.76 years as of March 31, 2025.
As of March 31, 2025, and December 31, 2024, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of March 31, 2025, and December 31, 2024, the Company held other equity securities of $40.9 million and $41.1 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2025, were $6.5 billion, an decrease of $53.2 million, or 0.8%, compared to $6.5 billion as of December 31, 2024. Total uninsured deposits were $2.7 billion, or 41.7%, of total deposits as of March 31, 2025 compared to $2.8 billion, or 43.4%, of total deposits as of December 31, 2024. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of March 31, 2025, were $1.3 billion compared to $1.4 billion as of December 31, 2024, a decrease of $48.7 million, or 3.6%.
Average deposits for the three months ended March 31, 2025, were $6.4 billion, an increase of $673.6 million, or 11.8%, over the full year average for the year ended December 31, 2024, of $5.7 billion. The increase was largely attributable to the impact of the acquisition of Oakwood on October 1, 2024. The average rate paid on total interest-bearing deposits decreased over this period from 3.73% for the year ended December 31, 2024, to 3.35% for the three months ended March 31, 2025. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.70% for the three months ended March 31, 2025, compared to 2.89% for the year ended December 31, 2024.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, 2025 (Unaudited)		For the Year Ended December 31, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$772,513	2.53%	$611,561	3.36%
Negotiable order of withdrawal ("NOW") accounts	357,379	2.58%	402,046	2.09%
Limited access money market accounts and savings	2,620,198	3.37%	2,146,610	2.79%
Certificates and other time deposits > $250k	357,020	4.01%	628,929	4.52%
Certificates and other time deposits < $250k	1,034,388	3.94%	638,087	4.13%
Total interest-bearing deposits	5,141,498	3.35%	4,427,233	3.73%
Noninterest-bearing demand accounts	1,244,793	-%	1,285,445	-%
Total deposits	$6,386,291	2.70%	$5,712,678	2.89%
The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2025, and the year ended December 31, 2024, was 19.5% and 22.5%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at March 31, 2025:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$186,752	$130,377
More than 3 months but less than 6 months	69,857	147,832
More than 6 months but less than 12 months	213,086	152,468
12 months or more	213,306	70,432
Total	$683,001	$501,109

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of March 31, 2025:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$55,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Texas Capital	5,000
Total	$160,000
We had no outstanding balances on these lines at March 31, 2025 and December 31, 2024.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of March 31, 2025, and December 31, 2024, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $160.0 million. There were no funds drawn under these lines of credit at March 31, 2025, and December 31, 2024. We had an additional $1.6 billion of availability through the FHLB at both March 31, 2025, and December 31, 2024. As of March 31, 2025 and December 31, 2024, we had $1.3 billion and $907.7 million, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $7.8 billion and $7.0 billion for the three months ended March 31, 2025, and the year ended December 31, 2024, respectively.

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Year Ended December 31, 2024
Source of Funds:
Deposits:
Noninterest-bearing	16.1%	18.4%
Interest-bearing	66.3	63.5
Subordinated debt (excluding trust preferred securities)	1.2	1.4
Advances from FHLB	4.7	4.6
Other borrowings	0.3	0.4
Bank Term Funding Program	-	0.9
Other liabilities	0.9	0.8
Shareholders' equity	10.5	10.0
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.3%	75.8%
Securities available for sale	11.9	13.0
Securities purchased under agreements to resell	0.7	0.2
Interest-bearing deposits in other banks	4.1	4.1
Other noninterest-earning assets	7.0	6.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	19.5%	22.5%
Average loans to average deposits	93.5	93.3
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 18.7% for the three months ended March 31, 2025, compared to the same period in 2024. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.67 years and an effective duration of 3.76 years as of March 31, 2025. As of December 31, 2024, our securities portfolio had a weighted average life of 4.63 years and an effective duration of 3.79 years.
As of March 31, 2025, we had outstanding $1.3 billion in commitments to extend credit and $49.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had outstanding $1.4 billion in commitments to extend credit and $50.0 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of March 31, 2025, and December 31, 2024 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $480.9 million and $567.6 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $826.3 million as of March 31, 2025, compared to $799.5 million as of December 31, 2024, an increase of $26.8 million, or 3.4%. This increase was primarily due to net income of $20.5 million and other comprehensive income of $10.2 million resulting from the after-tax effect of unrealized gains in our investment securities portfolio, offset with dividends paid on preferred stock and common stock of $5.5 million.

On April 24, 2025, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of May 15, 2025. The dividend is to be paid on May 31, 2025, or as soon as practicable thereafter.
On April 24, 2025, our Board declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2025, in the amount of $0.14 per common share to the common shareholders of record as of May 15, 2025. The dividend is to be paid on May 31, 2025, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2025, and December 31, 2024, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$891,171	13.03%	$878,914	12.75%
Tier 1 capital (to risk weighted assets)	745,416	10.90%	727,959	10.56%
Common Equity Tier 1 capital (to risk weighted assets)	668,486	9.78%	651,029	9.44%
Tier 1 Leverage capital (to average assets)	745,416	9.70%	727,959	9.53%

b1BANK
Total capital (to risk weighted assets)	$882,508	12.92%	$857,627	12.45%
Tier 1 capital (to risk weighted assets)	822,145	12.04%	799,099	11.60%
Common Equity Tier 1 capital (to risk weighted assets)	822,145	12.04%	799,099	11.60%
Tier 1 Leverage capital (to average assets)	822,145	10.70%	799,099	10.47%
FHLB Advances
Advances from the FHLB totaled approximately $317.4 million and $355.9 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.17% and 4.15%, respectively, and mature within ten years.

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
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2025, and December 31, 2024 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $317.4 million and $355.9 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.17% and 4.15%, respectively, and mature within ten years. We participated in the BTFP in March 2023 and as of December 31, 2024, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We paid this debt off in full at the time of maturity. The subordinated debt totaled $92.7 million and $99.8 million at March 31, 2025 and December 31, 2024, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the three months ended March 31, 2025, $7.0 million of this debt was redeemed for a gain of $630,000. We had $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $775,000 and $833,000 remaining at March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$4,580	$11,407	$9,199	$8,605	$33,791
Time deposits	1,069,135	311,055	14,561	14	1,394,765
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	72,055	70,297	100,000	75,000	317,352
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	19,046	-	-	-	19,046
Standby and commercial letters of credit	44,050	5,627	170	16	49,863
Commitments to extend credit	745,454	392,008	104,774	81,529	1,323,765
Total	$1,954,320	$790,394	$246,204	$251,591	$3,242,509

	As of December 31, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$5,888	$10,864	$8,202	$6,844	$31,798
Time deposits	983,140	385,363	28,410	-	1,396,913
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	82,560	123,315	75,000	75,000	355,875
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,621	-	-	-	22,621
Standby and commercial letters of credit	43,881	5,885	170	16	49,952
Commitments to extend credit	762,661	373,705	144,823	96,685	1,377,874
Total	$1,900,751	$899,132	$274,105	$264,972	$3,338,960
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	9.23%	(1.02%)	8.10%	(0.70%)
+200	6.30%	(0.51%)	5.60%	(0.30%)
+100	3.23%	(0.16%)	2.90%	-%
Base	-%	-%	-%	-%
-100	(2.91%)	(0.05%)	(2.30%)	0.30%
-200	(6.10%)	(1.86%)	(5.20%)	(1.30%)
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended March 31, 2025, was $19.3 million, or $0.65 per diluted common share, compared to core net income available to common shareholders of $12.8 million, or $0.50 per diluted common share, for the three months ended March 31, 2024. Notable noncore events impacting earnings for the three months ended March 31, 2025, included a $155,000 gain on sale of a former bank premises, $630,000 gain on the extinguishment of subordinated debt, offset by $679,000 in acquisition-related expenses and core conversion expenses of $216,000, compared to a $50,000 gain on sale of a former bank premises and $715,000 in acquisition-related expenses for the same period in 2024.

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$113,693	$96,011
Core interest income	113,693	96,011
Interest Expense:
Interest expense	47,710	44,480
Core interest expense	47,710	44,480
Provision for Credit Losses:
Provision for credit losses	2,812	1,186
Core provision expense	2,812	1,186
Other Income:
Other income	13,226	9,386
Gains on former bank premises and equipment	(155)	(50)

Losses on sale of securities	1	1
Gain on extinguishment of debt	(630)	-
Core other income	12,442	9,337
Other Expense:
Other expense	50,578	42,522
Acquisition-related expenses (2)	(679)	(715)
Core conversion expenses	(216)	-
Core other expense	49,683	41,807
Pre-Tax Income:
Pre-tax income	25,819	17,209
Gains on former bank premises and equipment	(155)	(50)
Losses on sale of securities	1	1
Gain on extinguishment of debt	(630)	-
Acquisition-related expenses (2)	679	715
Core conversion expenses	216	-
Core pre-tax income	25,930	17,875
Provision for Income Taxes: (1)
Provision for income taxes	5,276	3,639
Tax on gains on former bank premises and equipment	(33)	(11)
Tax on losses on sale of securities	-	-
Tax on gain on extinguishment of debt	(133)	-
Tax on acquisition-related expenses (2)	143	89
Tax on core conversion expenses	46	-
Core provision for income taxes	5,299	3,717
Preferred Dividends
Preferred dividends	1,350	1,350
Core preferred dividends	1,350	1,350
Net Income Available to Common Shareholders:
Net income available to common shareholders	19,193	12,220
Gains on former bank premises and equipment , net of tax	(122)	(39)
Losses on sale of securities, net of tax	1	1
Gain on extinguishment of debt, net of tax	(497)	-
Acquisition-related expenses (2), net of tax	536	626
Core conversion expenses, net of tax	170	-
Core net income available to common shareholders	$19,281	$12,808
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.65	$0.48
Gains on former bank premises and equipment , net of tax	-	-
Losses on sale of securities, net of tax	-	-
Gain on extinguishment of debt, net of tax	(0.02)	-
Acquisition-related expenses (2), net of tax	0.02	0.02
Core conversion expenses, net of tax	-	-
Core diluted earnings per common share	$0.65	$0.50
____________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for both 2025 and 2024. These rates approximate the marginal tax rates for the applicable periods.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$826,312	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	754,382	727,536
Adjustments:
Goodwill	(121,691)	(121,572)
Core deposit and customer intangibles	(16,538)	(17,252)
Total tangible common equity	$616,153	$588,712
Common shares outstanding (1)	29,572,297	29,552,358
Book value per common shares (1)	$25.51	$24.62
Tangible book value per common shares (1)	20.84	19.92
____________________________
(1)Excludes the dilutive effect, if any, of 216,253 and 198,238 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2025 and December 31, 2024, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$826,312	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	754,382	727,536
Adjustments:
Goodwill	(121,691)	(121,572)
Core deposit and customer intangibles	(16,538)	(17,252)
Total tangible common equity	$616,153	$588,712
Tangible Assets
Total Assets	$7,784,728	$7,857,090
Adjustments:
Goodwill	(121,691)	(121,572)
Core deposit and customer intangibles	(16,538)	(17,252)
Total tangible assets	$7,646,499	$7,718,266
Common Equity to Total Assets	9.7%	9.3%
Tangible Common Equity to Tangible Assets	8.1	7.6
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure Controls and Procedures

Our management, including our principal chief executive officer and principal financial officer have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2025. The Company had previously reported a material weakness involving the design and operation of a third party service provider's information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which was described in Item 9A in the Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. .
.
Remediation of Material Weakness

Remediation steps have been taken and implemented to address the material weakness described above through i.) an independent audit firm performing agreed upon procedures (AUP) testing and confirming the segregation of duty control had been appropriately remediated during the first quarter of 2025, and ii) by the Company monitoring the third-party service provider's system during the first quarter of 2025 to ensure no changes occurred regarding the area of the system in which the material weakness occurred. The Company plans to convert to a new core system during the second quarter of 2025. While significant progress has been made to reduce the risk relating to the material weakness, additional time may be required to assess and ensure the sustainability of these processes and procedures by the third-party service provider. The remediation steps that have been taken and implemented are subject to ongoing oversight by management and review by the Audit Committee.
Changes in Internal Controls over Financial Reporting

Except as described above under “Remediation of Material Weakness”, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2024, filed with the SEC. Other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BUSINESS FIRST BANCSHARES, INC.

May 2, 2025	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

May 2, 2025	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer