Form 10-Q
period 2025-06-30
Business First Bancshares, Inc.
filed 2025-08-05
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 31, 2025, the issuer has outstanding 29,602,970 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and Due from Banks	$495,757	$319,098
Federal Funds Sold	39,296	197,669
Securities Purchased Under Agreements to Resell	25,433	50,835
Securities Available for Sale, at Fair Values (Amortized Cost of $987,013 at June 30, 2025 and $973,423 at December 31, 2024)	926,450	893,549
Mortgage Loans Held for Sale	677	717
Loans and Lease Receivable, Net of Allowance for Loan Losses of $58,496 at June 30, 2025 and $54,840 at December 31, 2024	5,989,154	5,926,559
Premises and Equipment, Net	79,007	81,953
Accrued Interest Receivable	36,738	35,872
Other Equity Securities	48,736	41,100
Other Real Estate Owned	1,473	5,529
Cash Value of Life Insurance	118,707	117,645
Deferred Taxes	25,222	29,591
Goodwill	121,146	121,572
Core Deposit and Customer Intangible	15,775	17,252
Other Assets	24,723	18,149
Total Assets	$7,948,294	$7,857,090
LIABILITIES
Deposits:
Noninterest Bearing	$1,410,708	$1,357,045
Interest Bearing	5,008,943	5,154,286
Total Deposits	6,419,651	6,511,331
Securities Sold Under Agreements to Repurchase	22,557	22,621
Federal Home Loan Bank Borrowings	492,946	355,875
Subordinated Debt	92,645	99,760
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	4,829	5,969
Other Liabilities	62,226	57,068
Total Liabilities	7,099,854	7,057,624

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both June 30, 2025 and December 31, 2024, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 29,602,970 and 29,552,358 Shares Issued and Outstanding at June 30, 2025 and December 31, 2024, respectively	29,603	29,552
Additional Paid-in Capital	502,046	500,024
Retained Earnings	292,629	260,958
Accumulated Other Comprehensive Loss	(47,768)	(62,998)
Total Shareholders' Equity	848,440	799,466
Total Liabilities and Shareholders' Equity	$7,948,294	$7,857,090
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income:
Interest and Fees on Loans	$104,028	$90,604	$207,020	$176,551
Interest and Dividends on Non-taxable Securities	1,047	1,076	2,122	2,150
Interest and Dividends on Taxable Securities	5,859	4,857	11,398	9,382
Interest on Federal Funds Sold and Due From Banks	3,916	3,333	8,003	7,798
Total Interest Income	114,850	99,870	228,543	195,881
Interest Expense:
Interest on Deposits	41,546	40,900	83,985	78,929
Interest on Borrowings	6,262	4,961	11,533	11,412
Total Interest Expense	47,808	45,861	95,518	90,341
Net Interest Income	67,042	54,009	133,025	105,540
Provision for Credit Losses	2,225	1,310	5,037	2,496
Net Interest Income after Provision for Credit Losses	64,817	52,699	127,988	103,044
Other Income:
Service Charges on Deposit Accounts	2,633	2,537	5,493	4,976
Loss on Sales of Securities	(47)	-	(48)	(1)
Gain on Sales of Loans	781	2,460	2,037	2,599
Other Income	11,048	7,179	20,159	13,988
Total Other Income	14,415	12,176	27,641	21,562
Other Expenses:
Salaries and Employee Benefits	28,317	25,523	57,814	50,939
Occupancy and Equipment Expense	7,162	5,717	14,518	11,074
Other Expenses	15,727	11,870	29,452	23,619
Total Other Expenses	51,206	43,110	101,784	85,632
Income Before Income Taxes	28,026	21,765	53,845	38,974
Provision for Income Taxes	5,923	4,559	11,199	8,198
Net Income	22,103	17,206	42,646	30,776
Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders	$20,753	$15,856	$39,946	$28,076
Earnings Per Common Share:
Basic	$0.70	$0.63	$1.36	$1.11
Diluted	$0.70	$0.62	$1.35	$1.10
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Net Income	$22,103	$17,206	$42,646	$30,776

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	6,390	4,881	19,262	(1,536)
Unrealized Gain on Share of Other Equity Investments	-	-	-	14
Reclassification Adjustment for Losses on Sale of AFS Investment Securities Included in Net Income	47	-	48	1
Income Tax Effect	(1,361)	(1,031)	(4,080)	322
Other Comprehensive Income (Loss)	5,076	3,850	15,230	(1,199)
Consolidated Comprehensive Income	$27,179	$21,056	$57,876	$29,577
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at March 31, 2024	$71,930	$25,485	$398,511	$224,742	$(71,634)	$649,034
Comprehensive Income:
Net Income	-	-	-	17,206	-	17,206
Other Comprehensive Income	-	-	-	-	3,850	3,850
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,567)	-	(3,567)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	17	(629)	-	-	(612)
Balances at June 30, 2024	$71,930	$25,502	$397,851	$237,031	$(67,784)	$664,530

Balances at March 31, 2025	$71,930	$29,572	$501,609	$276,045	$(52,844)	$826,312
Comprehensive Income:
Net Income	-	-	-	22,103	-	22,103
Other Comprehensive Income	-	-	-	-	5,076	5,076
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,350)	-	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(4,169)	-	(4,169)
Stock Based Compensation Cost	-	31	437	-	-	468
Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	30,776	-	30,776
Other Comprehensive Loss	-	-	-	-	(1,199)	(1,199)
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	-	-	-	(2,700)	-	(2,700)
Cash Dividends Declared on Common Stock, $0.28 Per Share	-	-	-	(7,160)	-	(7,160)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	150	435	-	-	585
Balances at June 30, 2024	71,930	25,502	397,851	237,031	(67,784)	664,530

Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	-	-	-	42,646	-	42,646
Other Comprehensive Income	-	-	-	-	15,230	15,230
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	-	-	-	(2,700)	-	(2,700)
Cash Dividends Declared on Common Stock, $0.28 Per Share	-	-	-	(8,275)	-	(8,275)
Stock Based Compensation Cost	-	51	2,022	-	-	2,073
Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Consolidated Net Income	$42,646	$30,776
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	5,037	2,496
Depreciation and Amortization	2,873	2,372
Net Accretion of Purchase Accounting Adjustments	(890)	(1,549)
Stock Based Compensation Cost	2,073	585
Net Amortization of Securities	561	1,188
Loss on Sales of Securities	48	1
Gain on Sale of Loans	(529)	(2,201)
Income on Other Equity Securities	(1,077)	(1,125)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	230	(65)
Increase in Cash Value of Life Insurance	(1,565)	(1,206)
Deferred Income Tax Expense	333	1,757
Gain on Extinguishment of Debt	(630)	-
Gain on Sale of Branch	(3,360)	-
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(880)	(701)
Increase in Other Assets	(6,669)	(561)
Decrease in Accrued Interest Payable	(1,092)	(10,324)
Increase in Other Liabilities	5,638	1,224
Net Cash Provided by Operating Activities	42,747	22,667

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(80,291)	(43,902)
Proceeds from Maturities / Sales of Securities Available for Sale	26,245	13,519
Proceeds from Paydowns of Securities Available for Sale	39,846	32,182
Net Cash Paid in Acquisition	-	(3,279)
Net Cash Paid in Sale of Branch	(43,084)	-
Purchases of Other Equity Securities	(9,340)	(4,166)
Redemption of Other Equity Securities	2,781	442
Purchase of Life Insurance	-	(3,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	503	-
Net Increase in Loans	(68,246)	(167,600)
Net Purchases of Premises and Equipment	(1,289)	(1,444)
(Gain) Loss on Disposal of Premises and Equipment	(155)	7
Proceeds from Sales of Other Real Estate	3,961	409
Net Decrease in Securities Purchased Under Agreements to Resell	25,402	-
Net Decrease in Federal Funds Sold	158,373	37,547
Net Cash Provided by (Used in) Investing Activities	54,706	(139,285)
(CONTINUED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(40,399)	314,880
Net Decrease in Securities Sold Under Agreements to Repurchase	(64)	(440)
Net Advances on Federal Home Loan Bank Borrowings	137,071	94,010
Repayment of Bank Term Funding Program	-	(300,000)
Repayment of Subordinated Debt	(6,427)	-
Costs from Issuance of Common Stock	-	(31)
Payment of Dividends on Preferred Stock	(2,700)	(2,700)
Payment of Dividends on Common Stock	(8,275)	(7,160)
Net Cash Provided by Financing Activities	79,206	98,559
Net Increase (Decrease) in Cash and Due From Banks	176,659	(18,059)
Cash and Due From Banks at Beginning of Period	319,098	226,110
Cash and Due From Banks at End of Period	$495,757	$208,051

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$85,401	$79,390
Interest on Borrowings	$11,257	$21,275
Income Tax Payments	$12,851	$5,391

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$19,310	$(1,535)
Change in the Unrealized Gain on Equity Securities	$-	$14
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$(4,080)	$322
Transfer of Loans to Other Real Estate	$135	$642
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
Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Critical accounting estimates that are particularly susceptible to significant change for the Company include the determination of the acquired loans, allowance for credit losses and purchase accounting adjustments (other than loans). Other estimates include goodwill, fair value of financial instruments, investment securities and the assessment of income taxes. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, economic conditions in the Company’s markets, and changes in applicable banking regulations. Actual results may ultimately differ from estimates.
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
The Company has recorded approximately $1.2 million and $1.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2025, and year ended December 31, 2024, respectively.
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
Note 4– Earnings per Common Share –
Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards (“RSAs”), unvested restricted stock units ("RSUs") and performance shares, excluding any that were antidilutive. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$22,103	$17,206	$42,646	$30,776
Less: Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shares	$20,753	$15,856	$39,946	$28,076
Denominator:
Weighted Average Common Shares Outstanding	29,517,495	25,265,495	29,354,228	25,196,079
Dilutive Effect of Stock Options and RSAs	69,480	130,119	145,833	216,063
Weighted Average Dilutive Common Shares	29,586,975	25,395,614	29,500,061	25,412,142

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.70	$0.63	$1.36	$1.11

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.70	$0.62	$1.35	$1.10

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of June 30, 2025, and December 31, 2024 are summarized as follows:

	June 30, 2025
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,601	$-	$607	$16,994
U.S. Government Agencies	10,117	-	368	9,749
Corporate Securities	44,581	453	2,525	42,509
Mortgage-Backed Securities	620,497	1,947	35,328	587,116
Municipal Securities	294,217	28	24,163	270,082
Total Securities Available for Sale	$987,013	$2,428	$62,991	$926,450

	December 31, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,631	$-	$956	$16,675
U.S. Government Agencies	10,164	-	576	9,588
Corporate Securities	47,855	348	3,038	45,165
Mortgage-Backed Securities	584,321	542	47,125	537,738
Municipal Securities	313,452	23	29,092	284,383
Total Securities Available for Sale	$973,423	$913	$80,787	$893,549
The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2025, and December 31, 2024, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,994	$607	$16,994	$607
U.S. Government Agencies	-	-	9,749	368	9,749	368
Corporate Securities	5,073	86	27,701	2,439	32,774	2,525
Mortgage-Backed Securities	87,620	1,785	323,113	33,543	410,733	35,328
Municipal Securities	31,555	937	224,509	23,226	256,064	24,163
Total Securities Available for Sale	$124,248	$2,808	$602,066	$60,183	$726,314	$62,991

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,675	$956	$16,675	$956
U.S. Government Agencies	-	-	9,588	576	9,588	576
Corporate Securities	4,262	132	28,894	2,906	33,156	3,038
Mortgage-Backed Securities	151,443	3,618	341,347	43,507	492,790	47,125
Municipal Securities	33,240	686	240,768	28,406	274,008	29,092
Total Securities Available for Sale	$188,945	$4,436	$637,272	$76,351	$826,217	$80,787
As of June 30, 2025, and December 31, 2024, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of June 30, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$35,492	$34,979
One to Five Years	191,404	181,288
Over Five to Ten Years	351,018	331,006
Over Ten Years	409,099	379,177
Total Securities Available for Sale	$987,013	$926,450
Securities available for sale with a fair value of $375.8 million and $385.4 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of June 30, 2025, and December 31, 2024, respectively.
At June 30, 2025, and December 31, 2024, accrued interest receivable on securities was $5.0 million and $4.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,533,761	$2,483,223
Construction	600,292	670,502
Residential	879,891	884,533
Total Real Estate Loans	4,013,944	4,038,258
Commercial	1,960,974	1,868,675
Consumer and Other	72,732	74,466
Total Loans Held for Investment	6,047,650	5,981,399

Less:
Allowance for Loan Losses	(58,496)	(54,840)
Net Loans	$5,989,154	$5,926,559
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2025, and December 31, 2024. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of June 30, 2025, and December 31, 2024.
Net deferred loan origination fees were $11.6 million and $12.6 million at June 30, 2025, and December 31, 2024, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2025, and December 31, 2024, overdrafts of $2.1 million and $3.0 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $707.7 million and $747.0 million at June 30, 2025 and December 31, 2024, respectively. The Company had servicing rights of $920,000 and $832,000 recorded at June 30, 2025, and December 31, 2024, respectively, and is recorded within other assets.
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
The following tables set forth, as of June 30, 2025, and December 31, 2024, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	June 30, 2025
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(266)	(20)	(237)	(1,047)	(999)	(2,569)
Recoveries	10	98	10	566	86	770
Provision (Recovery)	113	(1,042)	367	5,103	914	5,455
Ending Balance	$23,317	$6,198	$8,176	$20,289	$516	$58,496

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	38	(423)	(72)	43	(4)	(418)
Ending Balance	$266	$888	$286	$1,808	$22	$3,270

Total Allowance for Credit Losses	$23,583	$7,086	$8,462	$22,097	$538	$61,766

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

	June 30, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$46,048	$3,512	$42,407	$3,529
Construction	14,314	974	11,777	975
Residential	11,332	519	11,012	519
Total Real Estate Loans	71,694	5,005	65,196	5,023
Commercial	107,732	5,585	99,234	2,505
Consumer and Other	-	-	-	-
Total	$179,426	$10,590	$164,430	$7,528

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
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of June 30, 2025, and December 31, 2024:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2025	$145,488	$75	$-	$-	$-	$145,563	$-
Originated in 2024	280,688	13,051	14,829	-	-	308,568	-
Originated in 2023	217,436	26,150	842	-	-	244,428	-
Originated in 2022	694,978	45,492	14,754	-	-	755,224	-
Originated in 2021	394,091	2,068	460	-	-	396,619	2
Originated Prior to 2021	607,420	13,331	8,051	760	-	629,562	264
Revolving	44,591	545	-	-	-	45,136	-
Revolving Loans Converted to Term	8,033	148	480	-	-	8,661	-
Total Real Estate: Commercial	$2,392,725	$100,860	$39,416	$760	$-	$2,533,761	$266

Real Estate: Construction
Originated in 2025	$56,135	$-	$-	$-	$-	$56,135	$-
Originated in 2024	187,960	531	477	-	-	188,968	-
Originated in 2023	50,314	3,885	1,136	-	-	55,335	-
Originated in 2022	113,463	5,896	1,050	-	-	120,409	1
Originated in 2021	60,157	3,248	1,732	-	-	65,137	-
Originated Prior to 2021	51,327	559	2,770	-	-	54,656	19
Revolving	58,676	397	-	-	-	59,073	-
Revolving Loans Converted to Term	579	-	-	-	-	579	-
Total Real Estate: Construction	$578,611	$14,516	$7,165	$-	$-	$600,292	$20

Real Estate: Residential
Originated in 2025	$34,703	$556	$8	$-	$-	$35,267	$-
Originated in 2024	81,001	897	213	-	-	82,111	-
Originated in 2023	84,905	1,137	1,182	-	-	87,224	-
Originated in 2022	227,324	1,885	1,472	3	-	230,684	8
Originated in 2021	134,433	769	424	-	-	135,626	-
Originated Prior to 2021	176,075	10,828	6,561	56	-	193,520	113
Revolving	111,361	871	506	-	-	112,738	116
Revolving Loans Converted to Term	2,721	-	-	-	-	2,721	-
Total Real Estate: Residential	$852,523	$16,943	$10,366	$59	$-	$879,891	$237

Commercial
Originated in 2025	$177,807	$2,454	$-	$-	$-	$180,261	$-
Originated in 2024	337,838	5,518	1,545	-	-	344,901	5
Originated in 2023	225,504	3,241	2,804	-	-	231,549	108
Originated in 2022	208,678	5,746	12,745	-	-	227,169	262
Originated in 2021	152,557	2,805	2,055	15	-	157,432	365
Originated Prior to 2021	198,654	1,961	4,433	935	-	205,983	307
Revolving	541,432	16,261	300	-	-	557,993	-
Revolving Loans Converted to Term	48,288	880	6,518	-	-	55,686	-
Total Commercial	$1,890,758	$38,866	$30,400	$950	$-	$1,960,974	$1,047

Consumer and Other
Originated in 2025	$7,127	$-	$-	$-	$-	$7,127	$365
Originated in 2024	9,246	1	1	-	-	9,248	22
Originated in 2023	5,123	15	19	-	-	5,157	49
Originated in 2022	3,480	9	13	-	-	3,502	6
Originated in 2021	1,709	-	37	-	-	1,746	48
Originated Prior to 2021	21,334	-	141	-	-	21,475	12
Revolving	23,692	16	91	-	-	23,799	497
Revolving Loans Converted to Term	678	-	-	-	-	678	-
Total Consumer and Other	$72,389	$41	$302	$-	$-	$72,732	$999

Total Loans	$5,787,006	$171,226	$87,649	$1,769	$-	$6,047,650	$2,569

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2024	$300,564	$-	$15,271	$-	$-	$315,835	$-
Originated in 2023	223,301	22,051	135	-	-	245,487	-
Originated in 2022	752,449	40,646	-	-	-	793,095	2
Originated in 2021	400,133	5,861	470	-	-	406,464	-
Originated in 2020	147,800	1,853	635	-	-	150,288	5
Originated Prior to 2020	508,370	4,779	6,557	851	-	520,557	(270)
Revolving	50,813	195	480	-	-	51,488	-
Revolving Loans Converted to Term	9	-	-	-	-	9	-
Total Real Estate: Commercial	$2,383,439	$75,385	$23,548	$851	$-	$2,483,223	$(263)

Real Estate: Construction
Originated in 2024	$203,537	$-	$402	$-	$-	$203,939	$-
Originated in 2023	86,505	-	586	-	-	87,091	46
Originated in 2022	176,301	2,886	2,188	-	-	181,375	278
Originated in 2021	86,514	-	3,522	-	-	90,036	1,937
Originated in 2020	26,646	-	14	-	-	26,660	-
Originated Prior to 2020	23,696	154	1,990	-	-	25,840	-
Revolving	54,990	396	-	-	-	55,386	-
Revolving Loans Converted to Term	175	-	-	-	-	175	-
Total Real Estate: Construction	$658,364	$3,436	$8,702	$—	$-	$670,502	$2,261

Real Estate: Residential
Originated in 2024	$80,126	$-	$225	$-	$-	$80,351	$2
Originated in 2023	102,618	175	244	-	-	103,037	3
Originated in 2022	228,784	1,179	1,200	8	-	231,171	12
Originated in 2021	145,072	205	-	-	-	145,277	1
Originated in 2020	69,222	315	555	9	-	70,101	2
Originated Prior to 2020	133,993	1,122	6,170	234	-	141,519	73
Revolving	111,452	167	1,091	-	-	112,710	204
Revolving Loans Converted to Term	367	-	-	-	-	367	-
Total Real Estate: Residential	$871,634	$3,163	$9,485	$251	$-	$884,533	$297

Commercial
Originated in 2024	$399,093	$223	$4,308	$-	$-	$403,624	$1
Originated in 2023	286,436	1,385	2,301	-	-	290,122	76
Originated in 2022	235,534	8,471	1,611	-	-	245,616	459
Originated in 2021	178,248	2,562	1,684	-	-	182,494	276
Originated in 2020	81,809	41	707	-	-	82,557	97
Originated Prior to 2020	100,096	2,526	629	300	-	103,551	77
Revolving	546,947	10,771	2,671	-	-	560,389	-
Revolving Loans Converted to Term	322	-	-	-	-	322	-
Total Commercial	$1,828,485	$25,979	$13,911	$300	$-	$1,868,675	$986

Consumer and Other
Originated in 2024	$12,084	$-	$8	$-	$-	$12,092	$32
Originated in 2023	7,118	-	33	-	-	7,151	84
Originated in 2022	4,646	-	18	-	-	4,664	427
Originated in 2021	2,195	-	49	-	-	2,244	4
Originated in 2020	1,183	-	60	-	-	1,243	31
Originated Prior to 2020	22,352	-	64	-	-	22,416	40
Revolving	24,474	-	137	-	-	24,611	1,774
Revolving Loans Converted to Term	45	-	-	-	-	45	-
Total Consumer and Other	$74,097	$-	$369	$-	$-	$74,466	$2,392

Total Loans	$5,816,019	$107,963	$56,015	$1,402	$-	$5,981,399	$5,673

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
As of June 30, 2025, and December 31, 2024, loan balances outstanding more than 90 days past due and still accruing interest amounted to $2.5 million and $860,000, respectively. As of June 30, 2025, and December 31, 2024, loan balances outstanding on nonaccrual status amounted to $56.4 million and $24.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of June 30, 2025, and December 31, 2024. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	June 30, 2025
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$2,207	$5,379	$20,663	$28,249	$2,505,512	$2,533,761	$230
Construction	19,297	-	5,293	24,590	575,702	600,292	79
Residential	3,225	1,247	7,201	11,673	868,218	879,891	1,935
Total Real Estate Loans	24,729	6,626	33,157	64,512	3,949,432	4,013,944	2,244
Commercial	20,868	1,659	19,757	42,284	1,918,690	1,960,974	219
Consumer and Other	616	70	189	875	71,857	72,732	4
Total	$46,213	$8,355	$53,103	$107,671	$5,939,979	$6,047,650	$2,467

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,688	$303	$3,035	$10,026	$2,473,197	$2,483,223	$-
Construction	1,700	594	4,600	6,894	663,608	670,502	-
Residential	2,631	786	5,174	8,591	875,942	884,533	482
Total Real Estate Loans	11,019	1,683	12,809	25,511	4,012,747	4,038,258	482
Commercial	8,741	1,075	7,674	17,490	1,851,185	1,868,675	240
Consumer and Other	177	48	262	487	73,979	74,466	138
Total	$19,937	$2,806	$20,745	$43,488	$5,937,911	$5,981,399	$860

The following table presents non-accrual loans by segment as of June 30, 2025, and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$22,451	$3,621
Construction	5,447	5,251
Residential	7,510	7,078
Total Real Estate Loans	35,408	15,950
Commercial	20,767	8,039
Consumer and Other	202	158
Total	$56,377	$24,147
The Bank had $10.8 million and $2.4 million as of June 30, 2025 and December 31, 2024, respectively, in non-accrual loans with no specific allowance allocation.
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2025, and December 31, 2024, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $3.0 million and $3.4 million was outstanding at both June 30, 2025, and December 31, 2024, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At June 30, 2025 and December 31, 2024, accrued interest receivable on loans was $31.7 million and $30.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Long Term Debt –
During the six months ended June 30, 2025, the Company redeemed $7.0 million of its $52.5 million subordinated debt that matures in 2031. As part of the redemption, the Company recognized a $630,000 gain on the extinguishment of this debt.
Note 8– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $492.9 million and $355.9 million as of June 30, 2025, and December 31, 2024, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at June 30, 2025 and December 31, 2024 was $17.3 million and $23.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.89% paid monthly. Principal is due at maturity in July 2025.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 3.72%paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan with an original principal balance of $10.0 million. The loan was made in 2020 and was acquired during the Oakwood acquisition. The balance at June 30, 2025, and December 31, 2024, was $675,000 and $1.7 million, respectively, with interest at 0.52%. Principal and interest payments are due monthly and the loan matures in October 2025.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at both June 30, 2025, and December 31, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
One fixed rate loan of $50.0 million at June 30, 2025, with interest at 4.36% paid monthly. Principal is due at maturity in September 2025.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One short term, twelve-day, fixed rate loan of $150.0 million at June 30, 2025, with interest at 4.38%. Principal and interest was due, paid and rolled into a $152.0 million renewal, at maturity in July 2025.
One fixed rate loan of $875,000 at December 31, 2024, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal was due, and paid, at maturity in April 2025.
One short term, fifteen-day, fixed rate loan of $55.0 million at December 31, 2024, with interest at 4.38%. Principal and interest was due, paid and rolled into a $30.0 million renewal, at maturity in January 2025. The renewal was also paid in January 2025.
The Company had an additional $1.5 billion remaining on the FHLB line availability at June 30, 2025.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 9– Other Income and Other Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Debit Card and ATM Fee Income	$1,958	$1,950	$3,816	$3,726
Cash Value of Life Insurance Income	758	627	1,566	1,206
Fees and Brokerage Commissions	1,980	1,875	4,128	3,812
Pass-Through Income (Loss) from SBIC and Fintech Partnerships	(246)	392	505	686
Gain on Extinguishment of Debt	-	-	630	-
Gain on Sale of Branch	3,360	-	3,360	-
Swap Fee Income	808	285	1,547	514
Other	2,430	2,050	4,607	4,044
Total Other Income	$11,048	$7,179	$20,159	$13,988
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Advertising and Promotions	$1,088	$966	$2,379	$2,111
Communications	590	589	1,181	1,114
Ad Valorem Shares Tax	1,125	900	2,250	1,800
Data Processing Fees	5,321	2,641	8,557	5,220
Directors' Fees	193	268	472	550
Insurance	424	566	828	1,112
Legal and Professional Fees	1,093	1,042	2,106	1,908
Office Supplies and Printing	300	276	611	566
Regulatory Assessments	933	981	2,190	1,916
Merger and Conversion Costs	210	409	460	749
Other	4,450	3,232	8,418	6,573
Total Other Income	$15,727	$11,870	$29,452	$23,619
Note 10– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $4.2 million and $3.0 million for the six months ended June 30, 2025, and 2024, respectively. At June 30, 2025, the Company had a weighted average lease term of 6.2 years and a weighted average discount rate of 3.82%.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2025 through December 31, 2025	$3,013
January 1, 2026 through December 31, 2026	5,735
January 1, 2027 through December 31, 2027	5,491
January 1, 2028 through December 31, 2028	4,944
January 1, 2029 through December 31, 2029	4,153
January 1, 2030 and Thereafter	8,955
Total Future Minimum Lease Payments	32,291
Less Imputed Interest	(3,727)
Present Value of Lease Liabilities	$28,564
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.5 billion and $1.4 billion at June 30, 2025, and December 31, 2024, respectively, and standby and commercial letters of credit of approximately $51.0 million and $50.0 million at June 30, 2025 and December 31, 2024, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $3.3 million and $3.7 million at June 30, 2025 and December 31, 2024, respectively.
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
The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2025, and December 31, 2024. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Available for Sale:
U.S. Treasury Securities	$16,994	$-	$16,994	$-
U.S. Government Agency Securities	9,749	-	9,749	-
Corporate Securities	42,509	-	29,825	12,684
Mortgage-Backed Securities	587,116	-	587,116	-
Municipal Securities	270,082	-	246,788	23,294
Loans Held for Sale	677	-	677	-
Total	$927,127	$-	$891,149	$35,978

December 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,675	$-	$16,675	$-
U.S. Government Agency Securities	9,588	-	9,588	-
Corporate Securities	45,165	-	32,665	12,500
Mortgage-Backed Securities	537,738	-	537,738	-
Municipal Securities	284,383	-	259,666	24,717
Loans Held for Sale	717	-	717	-
Total	$894,266	$-	$857,049	$37,217
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of June 30, 2025, and December 31, 2024.

	Municipal	Corporate
	Securities	Securities
	(Dollars in thousands)
Balance at December 31, 2023	$20,847	$7,968
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	(2,339)	782
Purchases	9,938	5,000
Sales	-	-
Maturities, Prepayments, and Calls	(3,729)	(1,250)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at December 31, 2024	24,717	12,500
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains Included in Other Comprehensive Loss	1,803	184
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	(3,226)	-
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at June 30, 2025	$23,294	$12,684
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2025.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
June 30, 2025
Municipal Securities	$23,294	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	12,684	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Assets:
Individually Evaluated Loans	$74,649	$-	$-	$74,649
Other Nonperforming Assets	1,473	-	-	1,473
Total	$76,122	$-	$-	$76,122

December 31, 2024
Assets:
Individually Evaluated Loans	$62,138	$-	$-	$62,138
Other Nonperforming Assets	5,529	-	-	5,529
Total	$67,667	$-	$-	$67,667
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
The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2025, and December 31, 2024 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2025
Financial Assets:
Cash and Short-Term Investments	$535,053	$535,053	$535,053	$-	$-
Securities Purchased Under Agreements to Resell	25,433	25,433	-	25,433	-
Securities	926,450	926,450	-	890,472	35,978
Loans Held for Sale	677	677	-	677	-
Loans - Net	5,989,154	5,920,190	-	-	5,920,190
Cash Value of BOLI	118,707	118,707	-	118,707	-
Other Equity Securities	48,736	48,736	-	-	48,736
Total	$7,644,210	$7,575,246	$535,053	$1,035,289	$6,004,904

Financial Liabilities:
Deposits	$6,419,651	$6,416,485	$-	$-	$6,416,485
Borrowings	613,148	612,777	-	612,777	-
Total	$7,032,799	$7,029,262	$-	$612,777	$6,416,485

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Financial Assets:
Cash and Short-Term Investments	$516,767	$516,767	$516,767	$-	$-
Securities Purchased Under Agreements to Resell	50,835	50,835	-	50,835	-
Securities	893,549	893,549	-	856,332	37,217
Loans Held for Sale	717	717	-	717	-
Loans - Net	5,926,559	5,832,326	-	-	5,832,326
Cash Value of BOLI	117,645	117,645	-	117,645	-
Other Equity Securities	41,100	41,100	-	-	41,100
Total	$7,547,172	$7,452,939	$516,767	$1,025,529	$5,910,643

Financial Liabilities:
Deposits	$6,511,331	$6,513,709	$-	$-	$6,513,709
Borrowings	483,256	465,834	-	465,834	-
Total	$6,994,587	$6,979,543	$-	$465,834	$6,513,709
Note 13– Subsequent Events –
On July 7, 2025, the Company and Progressive Bancorp, Inc., a Louisiana corporation ("Progressive"), entered into a definitive agreement providing for the acquisition by the Company of Progressive and its wholly-owned bank subsidiary, Progressive Bank. Progressive had approximately $752.2 million of total assets, $673.0 million of deposits and $582.9 million of loans as of March 31, 2025.

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
We believe these factors include, but are not limited to, the following:
•risks relating to the proposed acquisition of Progressive Bancorp, Inc. (“Progressive”) including, without limitation: the timing of consummation of the proposed merger; the risk that any condition to closing of the proposed merger may not be satisfied or waived; the risk that the merger may not be completed at all; the diversion of management time on issues related to the proposed merger; unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectation; the risk of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures on solicitations of customers by competitors; as well as difficulties and risks inherent with entering new markets;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2024 to June 30, 2025, and its results of operations for the three and six months ended June 30, 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of June 30, 2025, we had total assets of $7.9 billion, total loans of $6.0 billion, total deposits of $6.4 billion, and total shareholders’ equity of $848.4 million.
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

Other Developments
Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $1.1 billion and $907.7 million as of June 30, 2025, and December 31, 2024, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Oakwood Bancshares, Inc. ("Oakwood")
On October 1, 2024, we consummated the merger of Oakwood, the parent bank holding company for Oakwood Bank, with and into us, with us continuing as the surviving corporation pursuant to the terms the Reorganization Agreement. Immediately following the consummation of the Oakwood acquisition, Oakwood Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood acquisition, we issued 3,973,134 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood reported $863.6 million in total assets, $700.2 million in loans and $741.3 million in deposits.
Sale of Kaplan Banking Center
On April 4, 2025, we sold the Kaplan banking center, located in Kaplan, Louisiana, to Currency Bank headquartered in Baton Rouge, Louisiana, in accordance with a Branch Purchase and Assumption Agreement, dated December 12, 2024. The sale included $50.7 million in deposits, $2.3 million in loans, and $1.4 million in fixed assets, net of depreciation. The total deposit premium paid by Currency Bank as consideration was 8.00% of the total deposits assumed at closing resulting in a gain on the sale of $3.4 million.
Acquisition of Progressive Bancorp, Inc. ("Progressive")
On July 7, 2025, we entered into a definitive agreement with Progressive providing for us to acquire Progressive and its wholly-owned bank subsidiary, Progressive Bank. Progressive had approximately $752.2 million of total assets, $673.0 million of deposits and $582.9 million of loans as of March 31, 2025.
Financial Highlights
The financial highlights as of and for the six months ended June 30, 2025, include:
•Total assets of $7.9 billion, a $91.2 million, or 1.2%, increase from December 31, 2024.
•Total loans held for investment of $6.0 billion, a $66.3 million, or 1.1%, increase from December 31, 2024.
•Total deposits of $6.4 billion, a $91.7 million, or 1.4%, decrease from December 31, 2024.
•Net income available to common shareholders of $39.9 million for the six months ended June 30, 2025, an $11.9 million, or 42.3%, increase from the six months ended June 30, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.
•Net interest income of $133.0 million for the six months ended June 30, 2025, an increase of $27.5 million, or 26.0%, from the six months ended June 30, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.

•Allowance for credit losses of 1.02% of total loans held for investment, compared to 0.98% as of December 31, 2024, and a ratio of nonperforming loans to total loans held for investment of 0.97%, compared to 0.42% as of December 31, 2024.
•Earnings per common share for the first six months of 2025 of $1.36 per basic common share and $1.35 per diluted common share, compared to $1.11 per basic common share and $1.10 per diluted common share for the first six months of 2024.
•Return on average assets of 1.04% over the first six months of 2025, compared to 0.84% for the first six months of 2024.
•Return on average common equity of 10.68% over the first six months of 2025, compared to 9.73% for the first six months of 2024.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.86%, 9.88%, 10.99% and 13.07%, respectively, compared to 9.53%, 9.44%, 10.56% and 12.75% at December 31, 2024.
•Book value per common share of $26.23, an increase of 6.5% from $24.62 at December 31, 2024.
Results of Operations for the Three and Six Months Ended June 30, 2025, and 2024
Performance Summary
For the three months ended June 30, 2025, net income available to common shareholders was $20.8 million, or $0.70 per basic and diluted common share, compared to net income of $15.9 million, or $0.63 per basic common share and $0.62 diluted common share, for the three months ended June 30, 2024. Return on average assets, on an annualized basis, increased to 1.07% for the three months ended June 30, 2025, from 0.95% for the three months ended June 30, 2024. Return on average equity, on an annualized basis, decreased to 10.87% for the three months ended June 30, 2025, as compared to 10.94% for the three months ended June 30, 2024.
For the six months ended June 30, 2025, net income available to common shareholders was $39.9 million, or $1.36 per basic common share and $1.35 per diluted common share, compared to net income of $28.1 million, or $1.11 per basic common share and $1.10 per diluted common share, for the six months ended June 30, 2024. Return on average assets, on an annualized basis, increased to 1.04% for the six months ended June 30, 2025, from 0.84% for the six months ended June 30, 2024. Return on average equity, on an annualized basis, increased to 10.68% for the six months ended June 30, 2025, as compared to 9.73% for the six months ended June 30, 2024.
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
For the three months ended June 30, 2025, net interest income totaled $67.0 million, and net interest margin and net interest spread were 3.68% and 2.88%, respectively, compared to $54.0 million, 3.45%, and 2.47%, respectively, for the three months ended June 30, 2024. The average yield on the loan portfolio was 6.96% for the three months ended June 30, 2025, compared to 7.07% for the three months ended June 30, 2024, and the average yield on total interest-earning assets was 6.31% for the three months ended June 30, 2025, compared to 6.38% for the three months ended June 30, 2024. For the three months ended June 30, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 29 basis points compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025, net interest income totaled $133.0 million, and net interest margin and net interest spread were 3.68% and 2.90%, respectively, compared to $105.5 million, 3.39%, and 2.42%, respectively, for the six months ended June 30, 2024. The average yield on the loan portfolio was 6.98% for the six months ended June 30, 2025, compared to 6.97% for the six months ended June 30, 2024, and the average yield on total interest-earning assets was 6.33% for the six months ended June 30, 2025, compared to 6.28% for the six months ended June 30, 2024. For the six months ended June 30, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 23 basis points compared to the six months ended June 30, 2024.
The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2025, and 2024, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the tables below, and throughout this report, are daily averages.

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,995,490	$104,028	6.96%	$5,153,642	$90,604	7.07%
Securities	937,099	6,906	2.96	891,384	5,933	2.68
Securities purchased under agreements to resell	31,172	401	5.16	-	-	-
Interest-bearing deposits in other banks	336,138	3,515	4.19	246,590	3,333	5.44
Total interest-earning assets	7,299,899	114,850	6.31	6,291,616	99,870	6.38
Allowance for loan losses	(56,934)			(41,450)
Noninterest-earning assets	548,406			461,007
Total assets	$7,791,371	$114,850		$6,711,173	$99,870
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,029,981	$41,546	3.31%	$4,268,207	$40,900	3.85%
Subordinated debt	92,682	1,235	5.34	99,913	1,354	5.45
Subordinated debt - trust preferred securities	5,000	100	8.02	5,000	113	9.09
Advances from FHLB	447,271	4,793	4.30	324,691	3,372	4.18
Other borrowings	20,514	134	2.62	19,164	122	2.56
Total interest-bearing liabilities	5,595,448	47,808	3.43	4,716,975	45,861	3.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,292,262			1,297,085
Other liabilities	65,847			41,999
Total noninterest-bearing liabilities	1,358,109			1,339,084
Shareholders' equity:
Common shareholders' equity	765,884			583,184
Preferred equity	71,930			71,930
Total shareholders' equity	837,814			655,114
Total liabilities and shareholders' equity	$7,791,371			$6,711,173
Net interest rate spread (1)			2.88%			2.47%
Net interest income		$67,042			$54,009
Net interest margin (2)			3.68%			3.45%
Overall cost of funds			2.78%			3.07%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$5,983,870	$207,020	6.98%	$5,090,289	$176,551	6.97%
Securities	930,930	13,520	2.93	890,158	11,532	2.61
Securities purchased under agreements to resell	40,950	1,052	5.18	-	-	-
Interest-bearing deposits in other banks	326,000	6,951	4.30	288,426	7,798	5.44
Total interest-earning assets	7,281,750	228,543	6.33	6,268,873	195,881	6.28
Allowance for loan losses	(55,829)			(40,988)
Noninterest-earning assets	545,367			461,465
Total assets	$7,771,288	$228,543		$6,689,350	$195,881
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,085,431	$83,985	3.33%	$4,170,406	$78,929	3.81%
Subordinated debt	94,954	2,497	5.30	99,942	2,710	5.45
Subordinated debt - trust preferred securities	5,000	199	8.03	5,000	226	9.09
Bank Term Funding Program	-	-	-	130,220	2,788	4.31
Advances from FHLB	404,917	8,589	4.28	274,096	5,466	4.01
Other borrowings	19,424	248	2.57	17,640	222	2.53
Total interest-bearing liabilities	5,609,726	95,518	3.43	4,697,304	90,341	3.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,268,659			1,289,948
Other liabilities	66,503			49,754
Total noninterest-bearing liabilities	1,335,162			1,339,702
Shareholders' equity:
Common shareholders' equity	754,470			580,414
Preferred equity	71,930			71,930
Total shareholders' equity	826,400			652,344
Total liabilities and shareholders' equity	$7,771,288			$6,689,350
Net interest rate spread (1)			2.90%			2.42%
Net interest income		$133,025			$105,540
Net interest margin (2)			3.68%			3.39%
Overall cost of funds			2.80%			3.03%
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

	For the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$14,855	$(1,431)	$13,424
Securities	353	620	973
Securities purchased under agreements to resell	401	-	401
Interest-bearing deposits in other banks	946	(764)	182
Total increase (decrease) in interest income	$16,555	$(1,575)	$14,980
Interest-bearing liabilities:
Interest-bearing deposits	$6,404	$(5,758)	$646
Subordinated debt	(93)	(26)	(119)
Subordinated debt - trust preferred securities	-	(13)	(13)
Advances from FHLB	1,323	98	1,421
Other borrowings	9	3	12
Total increase (decrease) in interest expense	$7,643	$(5,696)	$1,947
Increase in net interest income	$8,912	$4,121	$13,033

	For the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$30,426	$43	$30,469
Securities	560	1,428	1,988
Securities purchased under agreements to resell	1,052	-	-
Interest-bearing deposits in other banks	779	(1,626)	(847)
Total increase (decrease) in interest income	$32,817	$(155)	$32,662
Interest-bearing liabilities:
Interest-bearing deposits	$14,893	$(9,837)	$5,056
Subordinated debt	(139)	(74)	(213)
Subordinated debt - trust preferred securities	-	(27)	(27)
Bank Term Funding Program	-	(2,788)	(2,788)
Advances from FHLB	2,760	363	3,123
Other borrowings	22	4	26
Total increase (decrease) in interest expense	$17,536	$(12,359)	$5,177
Increase in net interest income	$15,281	$12,204	$27,485
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $2.2 million for the three months ended June 30, 2025, and $1.3 million for the same period in 2024. For the six months ended June 30, 2025, and 2024, the provision for credit losses was $5.0 million and $2.5 million, respectively. The higher provision for the three and six months ended June 30, 2025, compared to the same period in 2024 relates primarily to deterioration in the macroeconomic forecast in the current period compared to the prior period, as well as a return to a more normalized credit environment, reflected in an increased portion of nonaccrual and past due loans, compared to the three and six months ended June 30, 2024.

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

	For the Three Months Ended June 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,633	$2,537	$96
Debit card and ATM fee income	1,958	1,950	8
Bank-owned life insurance income	758	627	131
Gain on sales of loans	781	2,460	(1,679)
Loss on sales of investment securities	(47)	-	(47)
Fees and brokerage commissions	1,980	1,875	105
Mortgage origination income	55	35	20
Gain on sales of other real estate owned	56	2	54
Gain on sale of branch	3,360	-	3,360
Swap fee income	808	285	523
Pass-through income (loss) from other investments	(246)	392	(638)
Other	2,319	2,013	306
Total noninterest income	$14,415	$12,176	$2,239

	For the Six Months Ended June 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$5,493	$4,976	$517
Debit card and ATM fee income	3,816	3,726	90
Bank-owned life insurance income	1,566	1,206	360
Gain on sales of loans	2,037	2,599	(562)
Loss on sales of investment securities	(48)	(1)	(47)
Fees and brokerage commissions	4,128	3,812	316
Mortgage origination income	165	104	61
Gain (loss) on sales of other real estate owned	(212)	65	(277)
Gain (loss) on sales of other assets	155	(15)	170
Gain on sale of branch	3,360	-	3,360
Gain on extinguishment of debt	630	-	630
Swap fee income	1,547	514	1,033
Pass-through income from other investments	505	686	(181)
Other	4,499	3,890	609
Total noninterest income	$27,641	$21,562	$6,079

Total noninterest income increased $2.2 million, or 18.4%, from the three months ended June 30, 2024. The increase is primarily due to the gain of $3.4 million from the sale of our Kaplan banking center, offset with lower gains of the sales of loans of $1.7 million compared to the three months ended June 30, 2024.
Total noninterest income increased $6.1 million, or 28.2%, from the six months ended June 30, 2024. The increase is primarily due to the gain of $3.4 million from the sale of our Kaplan banking center, increases in our swap fee income of $1.0 million, or 201.0%, and the gain on the extinguishment of debt related to our subordinated debt of $630,000, and the acquisition of Oakwood.
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
The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$28,317	$25,523	$2,794
Non-staff expenses:
Occupancy of bank premises	3,119	2,634	485
Depreciation and amortization	2,076	1,742	334
Data processing	5,321	2,641	2,680
FDIC assessment fees	861	874	(13)
Legal and professional fees	1,093	1,042	51
Advertising and promotions	1,088	966	122
Utilities and communications	743	718	25
Ad valorem shares tax	1,125	900	225
Directors' fees	193	268	(75)
Other real estate owned expenses and write-downs	27	71	(44)
Merger and conversion related expenses	210	409	(199)
Other	7,033	5,322	1,711
Total noninterest expense	$51,206	$43,110	$8,096

	For the Six Months Ended June 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$57,814	$50,939	$6,875
Non-staff expenses:
Occupancy of bank premises	6,520	5,148	1,372
Depreciation and amortization	4,228	3,418	810
Data processing	8,557	5,220	3,337
FDIC assessment fees	2,045	1,702	343
Legal and professional fees	2,106	1,908	198
Advertising and promotions	2,379	2,111	268
Utilities and communications	1,476	1,392	84
Ad valorem shares tax	2,250	1,800	450
Directors' fees	472	550	(78)
Other real estate owned expenses and write-downs	50	108	(58)
Merger and conversion related expenses	460	749	(289)
Other	13,427	10,587	2,840
Total noninterest expense	$101,784	$85,632	$16,152
Total noninterest expense increased $8.1 million, or 18.8%, from the three months ended June 30, 2024, primarily attributed to the increase in salaries and employee benefits of $2.8 million, or 10.9%, and an increase in data processing of $2.7 million, or 101.5%. The increases were largely attributable to the acquisition of Oakwood and our core conversion.
Total noninterest expense increased $16.2 million, or 18.9%, from the six months ended June 30, 2024, primarily attributed to the increase in salaries and employee benefits of $6.9 million, or 13.5%, an increase in occupancy of bank premises of $1.4 million, or 26.7%, and an increase in data processing of $3.3 million, or 63.9%. The increases were largely attributable to the acquisition of Oakwood and our core conversion.
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
For the three months ended June 30, 2025, income tax expense totaled $5.9 million, an increase of $1.4 million, or 29.9%, compared to $4.6 million for the same period in 2024. Our effective tax rates for the three months ended June 30, 2025, and 2024 were 21.1% and 21.0%, respectively.
For the six months ended June 30, 2025, income tax expense totaled $11.2 million, an increase of $3.0 million, or 36.6%, compared to $8.2 million for the same period in 2024. Our effective tax rates for the six months ended June 30, 2025, and 2024 were 20.8% and 21.0%, respectively.
Financial Condition
Our total assets increased $91.2 million, or 1.2%, from December 31, 2024, to June 30, 2025, primarily due to the increases in our mortgage-backed investment portfolio, unrealized gains in our investment portfolio, and increases in our loan portfolio.

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
As of June 30, 2025, total loans, excluding mortgage loans held for sale, were $6.0 billion, an increase of $66.3 million, or 1.1%, compared to $6.0 billion as of December 31, 2024. Additionally, $677,000, and $717,000 in loans were classified as loans held for sale as of June 30, 2025, and December 31, 2024, respectively.
Total loans held for investment as a percentage of total deposits were 94.2% and 91.9% as of June 30, 2025, and December 31, 2024, respectively. Total loans held for investment as a percentage of total assets were 76.1% as of both June 30, 2025, and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial
Retail and Wholesale	$601,127	9.9%	$580,974	9.7%
Hospitality	284,850	4.7	310,576	5.2
Healthcare	223,702	3.7	218,152	3.6
Services	186,352	3.1	170,747	2.9
Energy	89,853	1.5	98,779	1.7
Other	1,147,877	19.0	1,103,995	18.5
Total Commercial	2,533,761	41.9	2,483,223	41.6
Construction	600,292	9.9	670,502	11.2
Residential	879,891	14.6	884,533	14.8
Total Real Estate Loans	4,013,944	66.4	4,038,258	67.6
Commercial	1,960,974	32.4	1,868,675	31.2
Consumer and Other	72,732	1.2	74,466	1.2
Total loans held for investment	$6,047,650	100.0%	$5,981,399	100.0%

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Dallas Region	$717,570	28.3%	$778,174	31.3%
New Orleans Region	468,327	18.5	466,661	18.8
North Louisiana Region	492,959	19.5	440,238	17.7
Capitol Region	303,866	12.0	246,321	9.9
Houston Region	232,038	9.1	234,959	9.5
Southwest Louisiana Region	234,609	9.3	234,875	9.5
Bayou Region	84,392	3.3	81,995	3.3
Total commercial real estate loans	2,533,761	100.0%	2,483,223	100.0%

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
Real Estate: Commercial loans increased $50.5 million or 2.0%, remaining at $2.5 billion as of June 30, 2025 and December 31, 2024.
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
Real Estate: Construction loans decreased $70.2 million, or 10.5%, to $600.3 million as of June 30, 2025, from $670.5 million as of December 31, 2024.
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
Real Estate: Residential loans decreased $4.6 million, or 0.5%, to $879.9 million as of June 30, 2025, from $884.5 million as of December 31, 2024.
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
Commercial loans increased $92.3 million, or 4.9%, to $2.0 billion as of June 30, 2025, from $1.9 billion as of December 31, 2024.
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
Consumer and other loans decreased $1.7 million, or 2.3%, to $72.7 million as of June 30, 2025, from $74.5 million as of December 31, 2024.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of June 30, 2025
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$400,258	$1,550,171	$510,335	$72,997	$2,533,761
Construction	280,414	277,769	24,890	17,219	600,292
Residential	149,074	438,141	153,537	139,139	879,891
Total Real Estate Loans	829,746	2,266,081	688,762	229,355	4,013,944
Commercial	830,393	894,003	231,954	4,624	1,960,974
Consumer and Other	46,563	22,559	3,460	150	72,732
Total loans held for investment	$1,706,702	$3,182,643	$924,176	$234,129	$6,047,650

Fixed rate loans:
Real Estate Loans:
Commercial	$195,022	$1,087,749	$301,776	$12,738	$1,597,285
Construction	65,675	80,518	10,893	9,874	166,960
Residential	94,395	369,089	98,960	18,173	580,617
Total Real Estate Loans	355,092	1,537,356	411,629	40,785	2,344,862
Commercial	270,162	352,607	119,487	499	742,755
Consumer and Other	35,912	17,537	3,015	150	56,614
Total fixed rate loans	$661,166	$1,907,500	$534,131	$41,434	$3,144,231

Floating rate loans:
Real Estate Loans:
Commercial	$205,236	$462,422	$208,559	$60,259	$936,476
Construction	214,739	197,251	13,997	7,345	433,332
Residential	54,679	69,052	54,577	120,966	299,274
Total Real Estate Loans	474,654	728,725	277,133	188,570	1,669,082
Commercial	560,231	541,396	112,467	4,125	1,218,219
Consumer and Other	10,651	5,022	445	-	16,118
Total floating rate loans	$1,045,536	$1,275,143	$390,045	$192,695	$2,903,419

	As of December 31, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$374,129	$1,513,009	$513,999	$82,086	$2,483,223
Construction	320,732	286,326	47,195	16,249	670,502
Residential	143,804	514,596	151,262	74,871	884,533
Total Real Estate Loans	838,665	2,313,931	712,456	173,206	4,038,258
Commercial	919,905	672,153	271,632	4,985	1,868,675
Consumer and Other	44,359	26,830	3,123	154	74,466
Total loans held for investment	$1,802,929	$3,012,914	$987,211	$178,345	$5,981,399

Fixed rate loans:
Real Estate Loans:
Commercial	$134,809	$1,141,096	$349,949	$12,854	$1,638,708
Construction	66,241	132,702	13,892	7,454	220,289
Residential	72,174	422,430	96,826	21,189	612,619
Total Real Estate Loans	273,224	1,696,228	460,667	41,497	2,471,616
Commercial	179,506	351,913	152,841	-	684,260
Consumer and Other	35,067	21,062	2,585	154	58,868
Total fixed rate loans	$487,797	$2,069,203	$616,093	$41,651	$3,214,744

Floating rate loans:
Real Estate Loans:
Commercial	$239,320	$371,913	$164,050	$69,232	$844,515
Construction	254,491	153,624	33,303	8,795	450,213
Residential	71,630	92,166	54,436	53,682	271,914
Total Real Estate Loans	565,441	617,703	251,789	131,709	1,566,642
Commercial	740,399	320,240	118,791	4,985	1,184,415
Consumer and Other	9,292	5,768	538	-	15,598
Total floating rate loans	$1,315,132	$943,711	$371,118	$136,694	$2,766,655
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $60.3 million and $30.5 million in nonperforming assets as of June 30, 2025, and December 31, 2024, respectively. We had $58.8 million in nonperforming loans as of June 30, 2025, compared to $25.0 million as of December 31, 2024. The increase in nonperforming assets from December 31, 2024, to June 30, 2025, is primarily due to three commercial lending relationships, making up 80.1% of the total increase.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$56,377	$24,147
Accruing loans 90 or more days past due	2,467	860
Total nonperforming loans	58,844	25,007
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	1,021	5,197
Residential real estate	452	332
Total other real estate owned	1,473	5,529
Total nonperforming assets	$60,317	$30,536
Ratio of nonperforming loans to total loans held for investment	0.97%	0.42%
Ratio of nonperforming assets to total assets	0.76	0.39
Ratio of nonaccrual loans to total loans held for investment	0.93	0.40

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$22,451	$3,621
Construction	5,447	5,251
Residential	7,510	7,078
Total Real Estate Loans	35,408	15,950
Commercial	20,767	8,039
Consumer and Other	202	158
Total	$56,377	$24,147
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

	As of June 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,392,725	$100,860	$39,416	$760	$2,533,761
Construction	578,611	14,516	7,165	-	600,292
Residential	852,523	16,943	10,366	59	879,891
Total Real Estate Loans	3,823,859	132,319	56,947	819	4,013,944
Commercial	1,890,758	38,866	30,400	950	1,960,974
Consumer and Other	72,389	41	302	-	72,732
Total	$5,787,006	$171,226	$87,649	$1,769	$6,047,650

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,383,439	$75,385	$23,548	$851	$2,483,223
Construction	658,364	3,436	8,702	-	670,502
Residential	871,634	3,163	9,485	251	884,533
Total Real Estate Loans	3,913,437	81,984	41,735	1,102	4,038,258
Commercial	1,828,485	25,979	13,911	300	1,868,675
Consumer and Other	74,097	-	369	-	74,466
Total	$5,816,019	$107,963	$56,015	$1,402	$5,981,399
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
As of June 30, 2025, the allowance for credit losses totaled $61.8 million, or 1.02%, of total loans held for investment. As of December 31, 2024, the allowance for credit losses totaled $58.5 million, or 0.98%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Six Months Ended June 30, 2025 (Unaudited)	As of and For the Year Ended December 31, 2024
	(Dollars in thousands)
Average loans outstanding	$5,983,870	$5,327,466
Gross loans held for investment outstanding end of period	$6,047,650	$5,981,399
Allowance for credit losses at beginning of period	$58,528	$43,738
Adjustment for Oakwood purchased credit deterioration loans	-	8,410
Provision for credit losses	5,037	10,873
Charge-offs:
Real Estate:
Commercial	266	(263)
Construction	20	2,261
Residential	237	297
Total Real Estate	523	2,295
Commercial	1,047	986
Consumer and other	999	2,392
Total charge-offs	2,569	5,673
Recoveries:
Real Estate:
Commercial	10	86
Construction	98	515
Residential	10	14
Total Real Estate	118	615
Commercial	566	236
Consumer and other	86	329
Total recoveries	770	1,180
Net charge-offs	1,799	4,493
Allowance for credit losses at end of period	$61,766	$58,528
Ratio of allowance for credit losses to end of period loans held for investment	1.02%	0.98%
Ratio of net charge-offs to average loans	0.03	0.08
Ratio of allowance for credit losses to nonaccrual loans	109.56	242.38

	As of and For the Six Months Ended June 30, 2025 (Unaudited)		As of and For the Year Ended December 31, 2024		As of and For the Six Months Ended June 30, 2024 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$256	0.00%	$(349)	0.00%	$(19)	0.00%
Construction	(78)	0.00%	1,746	0.03%	60	0.00%
Residential	227	0.00%	283	0.00%	278	0.01%
Total Real Estate Loans	405	0.00%	1,680	0.03%	319	0.01%
Commercial	481	0.01%	750	0.01%	624	0.01%
Consumer and Other	913	0.02%	2,063	0.04%	784	0.01%
Total net charge-offs (recoveries)	$1,799	0.03%	$4,493	0.08%	$1,727	0.03%
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

	As of June 30, 2025 (Unaudited)		As of December 31, 2024		As of June 30, 2024 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$23,583	38.2%	$23,688	40.5%	$17,865	40.1%
Construction	7,086	11.4	8,473	14.5	6,982	15.7
Residential	8,462	13.7	8,394	14.3	6,270	14.1
Total real estate	39,131	63.3	40,555	69.3	31,117	69.9
Commercial	22,097	35.8	17,432	29.8	12,902	29.0
Consumer and Other	538	0.9	541	0.9	488	1.1
Total allowance for credit losses	$61,766	100.0%	$58,528	100.0%	$44,507	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2025, the carrying amount of investment securities totaled $926.5 million, an increase of $32.9 million, or 3.7%, compared to $893.5 million as of December 31, 2024. The increase was primarily due to purchases of mortgage-backed securities and net unrealized gains in the first six months of 2025. Securities represented 11.7% and 11.4% of total assets as of June 30, 2025, and December 31, 2024, respectively.
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

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,601	$-	$607	$16,994
U.S. government agencies	10,117	-	368	9,749
Corporate bonds	44,581	453	2,525	42,509
Mortgage-backed securities	620,497	1,947	35,328	587,116
Municipal securities	294,217	28	24,163	270,082
Total	$987,013	$2,428	$62,991	$926,450

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,631	$-	$956	$16,675
U.S. government agencies	10,164	-	576	9,588
Corporate bonds	47,855	348	3,038	45,165
Mortgage-backed securities	584,321	542	47,125	537,738
Municipal securities	313,452	23	29,092	284,383
Total	$973,423	$913	$80,787	$893,549
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of June 30, 2025.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both June 30, 2025 and December 31, 2024, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of June 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$7,315	0.79%	$9,679	0.80%	$-	-%	$-	-%	$16,994	0.80%
U.S. government agencies	-	-%	9,749	0.92%	-	-%	-	-%	9,749	0.92%
Corporate bonds	-	-%	8,812	3.90%	33,697	5.00%	-	-%	42,509	4.77%
Mortgage-backed securities	113	0.61%	54,279	2.34%	206,383	3.35%	326,341	3.34%	587,116	3.25%
Municipal securities	27,551	1.51%	98,769	1.90%	90,926	2.04%	52,836	3.20%	270,082	2.16%
Total	$34,979	1.35%	$181,288	2.02%	$331,006	3.16%	$379,177	3.32%	$926,450	2.93%

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,675	0.80%	$-	-%	$-	-%	$16,675	0.80%
U.S. government agencies	-	-%	9,588	0.92%	-	-%	-	-%	9,588	0.92%
Corporate bonds	-	-%	6,253	5.00%	38,912	4.90%	-	-%	45,165	4.91%
Mortgage-backed securities	4,081	2.68%	47,501	2.07%	184,576	2.99%	301,580	3.16%	537,738	3.00%
Municipal securities	24,577	1.44%	93,150	1.76%	105,409	1.96%	61,247	2.97%	284,383	2.07%
Total	$28,658	1.61%	$173,167	1.82%	$328,897	2.89%	$362,827	3.13%	$893,549	2.74%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.54 years with an estimated effective duration of 3.64 years as of June 30, 2025.
As of June 30, 2025, and December 31, 2024, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of June 30, 2025, and December 31, 2024, the Company held other equity securities of $48.7 million and $41.1 million, respectively, comprised mainly of FHLB stock, small business investment companies (“SBICs”) and financial technology (“Fintech”) fund investments. The increase is mainly attributed to an increase of $5.9 million, or 28.8%, in FHLB stock.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2025, were $6.4 billion, a decrease of $91.7 million, or 1.4%, compared to $6.5 billion as of December 31, 2024. Total uninsured deposits were $2.7 billion, or 42.1%, of total deposits as of June 30, 2025 compared to $2.8 billion, or 43.4%, of total deposits as of December 31, 2024. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of both June 30, 2025 and December 31, 2024, were $1.4 billion, an increase of $53.7 million, or 4.0%.
Average deposits for the six months ended June 30, 2025, were $6.4 billion, an increase of $641.4 million, or 11.2%, over the full year average for the year ended December 31, 2024, of $5.7 billion. The increase was largely attributable to the impact of the acquisition of Oakwood on October 1, 2024. The average rate paid on total interest-bearing deposits decreased over this period from 3.73% for the year ended December 31, 2024, to 3.33% for the six months ended June 30, 2025. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.67% for the six months ended June 30, 2025, compared to 2.89% for the year ended December 31, 2024.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2025 (Unaudited)		For the Year Ended December 31, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$776,029	2.54%	$611,561	3.36%
Negotiable order of withdrawal ("NOW") accounts	330,233	2.57%	402,046	2.09%
Limited access money market accounts and savings	2,569,752	3.33%	2,146,610	2.79%
Certificates and other time deposits > $250k	367,336	3.96%	628,929	4.52%
Certificates and other time deposits < $250k	1,042,081	3.93%	638,087	4.13%
Total interest-bearing deposits	5,085,431	3.33%	4,427,233	3.73%
Noninterest-bearing demand accounts	1,268,659	-%	1,285,445	-%
Total deposits	$6,354,090	2.67%	$5,712,678	2.89%
The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2025, and the year ended December 31, 2024, was 20.0% and 22.5%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at June 30, 2025:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$77,908	$171,750
More than 3 months but less than 6 months	166,213	79,891
More than 6 months but less than 12 months	334,744	172,938
12 months or more	227,561	55,888
Total	$806,426	$480,467

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of June 30, 2025:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$55,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Texas Capital	5,000
Total	$160,000
We had no outstanding balances on these lines at both June 30, 2025 and December 31, 2024.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of June 30, 2025, and December 31, 2024, we maintained six federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $160.0 million. There were no funds drawn under these lines of credit at June 30, 2025, and December 31, 2024. We had an additional $1.5 billion and $1.3 billion of availability through the FHLB at June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, we had $1.1 billion and $907.7 million, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $7.8 billion and $7.0 billion for the six months ended June 30, 2025, and the year ended December 31, 2024, respectively.

	For the Six Months Ended June 30, 2025 (Unaudited)	For the Year Ended December 31, 2024
Source of Funds:
Deposits:
Noninterest-bearing	16.3%	18.4%
Interest-bearing	65.5	63.5
Subordinated debt (excluding trust preferred securities)	1.2	1.4
Advances from FHLB	5.2	4.6
Other borrowings	0.3	0.4
Bank Term Funding Program	-	0.9
Other liabilities	0.9	0.8
Shareholders' equity	10.6	10.0
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.3%	75.8%
Securities available for sale	12.0	13.0
Securities purchased under agreements to resell	0.5	0.2
Interest-bearing deposits in other banks	4.2	4.1
Other noninterest-earning assets	7.0	6.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	20.0%	22.5%
Average loans to average deposits	94.2	93.3
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 17.6% for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the acquisition of Oakwood. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.54 years and an effective duration of 3.64 years as of June 30, 2025. As of December 31, 2024, our securities portfolio had a weighted average life of 4.63 years and an effective duration of 3.79 years.
As of June 30, 2025, we had outstanding $1.5 billion in commitments to extend credit and $51.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had outstanding $1.4 billion in commitments to extend credit and $50.0 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of June 30, 2025, and December 31, 2024 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $560.5 million and $567.6 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $848.4 million as of June 30, 2025, compared to $799.5 million as of December 31, 2024, an increase of $49.0 million, or 6.1%. This increase was primarily due to net income of $42.6 million and other comprehensive income of $15.2 million resulting from the after-tax effect of unrealized gains in our investment securities portfolio, offset with dividends paid on preferred stock and common stock of $11.0 million.

On July 24, 2025, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of August 15, 2025. The dividend is to be paid on August 31, 2025, or as soon as practicable thereafter.
On July 24, 2025, our Board declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2025, in the amount of $0.14 per common share to the common shareholders of record as of August 15, 2025. The dividend is to be paid on August 31, 2025, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2025, and December 31, 2024, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$908,994	13.07%	$878,914	12.75%
Tier 1 capital (to risk weighted assets)	763,946	10.99%	727,959	10.56%
Common Equity Tier 1 capital (to risk weighted assets)	687,016	9.88%	651,029	9.44%
Tier 1 Leverage capital (to average assets)	763,946	9.86%	727,959	9.53%

b1BANK
Total capital (to risk weighted assets)	$896,913	12.91%	$857,627	12.45%
Tier 1 capital (to risk weighted assets)	835,148	12.02%	799,099	11.60%
Common Equity Tier 1 capital (to risk weighted assets)	835,148	12.02%	799,099	11.60%
Tier 1 Leverage capital (to average assets)	835,148	10.79%	799,099	10.47%
FHLB Advances
Advances from the FHLB totaled approximately $492.9 million and $355.9 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.27% and 4.15%, respectively, and mature within ten years.

Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2025, and December 31, 2024 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $492.9 million and $355.9 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.27% and 4.15%, respectively, and mature within ten years. We participated in the BTFP in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We repaid this debt in full at the time of maturity. The subordinated debt totaled $92.6 million and $99.8 million at June 30, 2025 and December 31, 2024, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the three months ended March 31, 2025, $7.0 million of this debt was redeemed for a gain of $630,000. Also, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $718,000 and $833,000 remaining at June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$5,874	$10,853	$6,869	$8,695	$32,291
Time deposits	1,147,734	315,529	10,475	25	1,473,763
Subordinated debt	-	10,000	7,500	74,427	91,927
Advances from FHLB	250,675	117,271	50,000	75,000	492,946
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,557	-	-	-	22,557
Standby and commercial letters of credit	47,934	2,894	135	16	50,979
Commitments to extend credit	902,994	479,865	63,857	47,418	1,494,134
Total	$2,377,768	$936,412	$138,836	$210,581	$3,663,597

	As of December 31, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$5,888	$10,864	$8,202	$6,844	$31,798
Time deposits	983,140	385,363	28,410	-	1,396,913
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	82,560	123,315	75,000	75,000	355,875
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,621	-	-	-	22,621
Standby and commercial letters of credit	43,881	5,885	170	16	49,952
Commitments to extend credit	762,661	373,705	144,823	96,685	1,377,874
Total	$1,900,751	$899,132	$274,105	$264,972	$3,338,960
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.20%	(3.95%)	8.10%	(0.70%)
+200	4.96%	(2.50%)	5.60%	(0.30%)
+100	2.55%	(1.14%)	2.90%	-%
Base	-%	-%	-%	-%
-100	(2.41%)	1.10%	(2.30%)	0.30%
-200	(4.75%)	1.32%	(5.20%)	(1.30%)
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
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended June 30, 2025, was $19.5 million, or $0.66 per diluted common share, compared to core net income available to common shareholders of $16.3 million, or $0.64 per diluted common share, for the three months ended June 30, 2024. Notable noncore events impacting earnings for the three months ended June 30, 2025, included a $3.4 million gain on the sale of a branch, offset by $570,000 in acquisition-related expenses and core conversion expenses of $1.0 million, compared to $419,000 in acquisition-related expenses for the same period in 2024.
For the six months ended June 30, 2025, core net income available to common shareholders, was $38.8 million, or $1.31 per diluted common share, compared to core net income available to common shareholders of $29.1 million, or $1.14 per diluted common share, for the six months ended June 30, 2024. Notable noncore events impacting earnings for the six months ended June 30, 2025, included a $155,000 gain on sale of a former bank premises, $3.4 million gain on the sale of a branch, $630,000 gain on the extinguishment of subordinated debt, offset by $1.2 million in acquisition-related expenses and core conversion expenses of $1.2 million, compared to a $50,000 gain on sale of a former bank premises and $1.1 million in acquisition-related expenses for the same period in 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$114,850	$99,870	$228,543	$195,881
Core interest income	114,850	99,870	228,543	195,881
Interest Expense:
Interest expense	47,808	45,861	95,518	90,341
Core interest expense	47,808	45,861	95,518	90,341
Provision for Credit Losses:

Provision for credit losses	2,225	1,310	5,037	2,496
Core provision expense	2,225	1,310	5,037	2,496
Other Income:
Other income	14,415	12,176	27,641	21,562
Gains on former bank premises and equipment	-	-	(155)	(50)
Losses on sale of securities	47	-	48	1
Gain on sale of branch	(3,360)	-	(3,360)	-
Gain on extinguishment of debt	-	-	(630)	-
Core other income	11,102	12,176	23,544	21,513
Other Expense:
Other expense	51,206	43,110	101,784	85,632
Acquisition-related expenses (2)	(570)	(419)	(1,249)	(1,134)
Core conversion expenses	(1,008)	-	(1,224)	-
Core other expense	49,628	42,691	99,311	84,498
Pre-Tax Income:
Pre-tax income	28,026	21,765	53,845	38,974
Gains on former bank premises and equipment	-	-	(155)	(50)
Losses on sale of securities	47	-	48	1
Gain on sale of branch	(3,360)	-	(3,360)	-
Gain on extinguishment of debt	-	-	(630)	-
Acquisition-related expenses (2)	570	419	1,249	1,134
Core conversion expenses	1,008	-	1,224	-
Core pre-tax income	26,291	22,184	52,221	40,059
Provision for Income Taxes: (1)
Provision for income taxes	5,923	4,559	11,199	8,198
Tax on gains on former bank premises and equipment	-	-	(33)	(11)
Tax on losses on sale of securities	10	-	10	-
Tax on gain on sale of branch	(833)	-	(833)	-
Tax on gain on extinguishment of debt	-	-	(133)	-
Tax on acquisition-related expenses (2)	103	2	246	91
Tax on core conversion expenses	213	-	259	-
Core provision for income taxes	5,416	4,561	10,715	8,278
Preferred Dividends
Preferred dividends	1,350	1,350	2,700	2,700
Core preferred dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders:
Net income available to common shareholders	20,753	15,856	39,946	28,076
Gains on former bank premises and equipment , net of tax	-	-	(122)	(39)
Losses on sale of securities, net of tax	37	-	38	1
Gain on sale of branch, net of tax	(2,527)	-	(2,527)	-
Gain on extinguishment of debt, net of tax	-	-	(497)	-

Acquisition-related expenses (2), net of tax	467	417	1,003	1,043
Core conversion expenses, net of tax	795	-	965	-
Core net income available to common shareholders	$19,525	$16,273	$38,806	$29,081
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.70	$0.62	$1.35	$1.10
Gains on former bank premises and equipment , net of tax	-	-	-	-
Losses on sale of securities, net of tax	-	-	-	-
Gain on sale of branch, net of tax	(0.09)	-	(0.09)	-
Gain on extinguishment of debt, net of tax	-	-	(0.02)	-
Acquisition-related expenses (2), net of tax	0.02	0.02	0.04	0.04
Core conversion expenses, net of tax	0.03	-	0.03	-
Core diluted earnings per common share	$0.66	$0.64	$1.31	$1.14
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$848,440	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	776,510	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,775)	(17,252)
Total tangible common equity	$639,589	$588,712
Common shares outstanding (1)	29,602,970	29,552,358
Book value per common shares (1)	$26.23	$24.62
Tangible book value per common shares (1)	21.61	19.92
____________________________
(1)Excludes the dilutive effect, if any, of 145,833 and 198,238 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2025 and December 31, 2024, respectively.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$848,440	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	776,510	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,775)	(17,252)
Total tangible common equity	$639,589	$588,712
Tangible Assets
Total Assets	$7,948,294	$7,857,090
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,775)	(17,252)
Total tangible assets	$7,811,373	$7,718,266
Common Equity to Total Assets	9.8%	9.3%
Tangible Common Equity to Tangible Assets	8.2	7.6
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
Remediation of Material Weakness
As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to design and operation of information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which we have outsourced to a third party service provider. Management has implemented remediation steps to address the material weakness through (i) an independent audit firm performing agreed upon procedures (“AUP”) testing and confirming the segregation of duty control had been appropriately remediated during the first quarter of 2025, and (ii) the Company’s monitoring of the third party service provider’s system during the first and second quarter of 2025 to ensure that no changes occurred with respect to the area of the IT system in which the material weakness was identified. Additionally, the Company successfully converted to a new core processing system during the last week of May 2025 and is no longer relying on the previous core processing system. The Company has concluded that, as of June 30, 2025, the material weakness has been effectively remediated.
Changes in Internal Controls over Financial Reporting
Except as described above under "Remediation of Material Weakness", there were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Number	Description

2.1
Agreement and Plan of Reorganization, dated July 7, 2025, by and between Business First Bancshares, Inc., and Progressive Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on July 7, 2025).

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by Business First Bancshares, Inc. on November 12, 2014).

4.2	Form of Series A Preferred Stock (incorporated by reference to Exhibit A to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on September 1, 2022).

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on July 7, 2025).

10.2	Form of Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on July 7, 2025).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

August 5, 2025	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

August 5, 2025	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer