Form 10-Q
period 2025-09-30
Business First Bancshares, Inc.
filed 2025-10-30
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 27, 2025, the issuer has outstanding 29,615,370 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and Due from Banks	$399,079	$319,098
Federal Funds Sold	101,103	197,669
Securities Purchased Under Agreements to Resell	25,518	50,835
Securities Available for Sale, at Fair Values (Amortized Cost of $1,032,124 at September 30, 2025 and $973,423 at December 31, 2024)	985,938	893,549
Mortgage Loans Held for Sale	433	717
Loans and Lease Receivable, Net of Allowance for Loan Losses of $57,062 at September 30, 2025 and $54,840 at December 31, 2024	5,963,993	5,926,559
Premises and Equipment, Net	77,944	81,953
Accrued Interest Receivable	37,171	35,872
Other Equity Securities	44,313	41,100
Other Real Estate Owned	16,766	5,529
Cash Value of Life Insurance	119,509	117,645
Deferred Taxes	21,433	29,591
Goodwill	121,146	121,572
Core Deposit and Customer Intangible	15,136	17,252
Other Assets	24,380	18,149
Total Assets	$7,953,862	$7,857,090
LIABILITIES
Deposits:
Noninterest Bearing	$1,366,558	$1,357,045
Interest Bearing	5,140,304	5,154,286
Total Deposits	6,506,862	6,511,331
Securities Sold Under Agreements to Repurchase	29,896	22,621
Federal Home Loan Bank Borrowings	367,408	355,875
Subordinated Debt	92,587	99,760
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	4,064	5,969
Other Liabilities	69,605	57,068
Total Liabilities	7,075,422	7,057,624

Commitments and Contingencies (See Note 11)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both September 30, 2025 and December 31, 2024, respectively	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 29,615,370 and 29,552,358 Shares Issued and Outstanding at September 30, 2025 and December 31, 2024, respectively	29,615	29,552
Additional Paid-in Capital	503,325	500,024
Retained Earnings	309,999	260,958
Accumulated Other Comprehensive Loss	(36,429)	(62,998)
Total Shareholders' Equity	878,440	799,466
Total Liabilities and Shareholders' Equity	$7,953,862	$7,857,090
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income:
Interest and Fees on Loans	$106,662	$93,307	$313,682	$269,858
Interest and Dividends on Non-taxable Securities	2,924	1,050	5,046	3,200
Interest and Dividends on Taxable Securities	4,630	5,213	16,028	14,595
Interest on Federal Funds Sold and Due From Banks	4,472	3,171	12,475	10,969
Total Interest Income	118,688	102,741	347,231	298,622
Interest Expense:
Interest on Deposits	43,358	41,303	127,343	120,232
Interest on Borrowings	6,054	5,324	17,587	16,736
Total Interest Expense	49,412	46,627	144,930	136,968
Net Interest Income	69,276	56,114	202,301	161,654
Provision for Credit Losses	3,183	1,665	8,220	4,161
Net Interest Income after Provision for Credit Losses	66,093	54,449	194,081	157,493
Other Income:
Service Charges on Deposit Accounts	2,565	2,723	8,058	7,699
Gain (Loss) on Sales of Securities	77	(13)	29	(14)
Gain on Sales of Loans	624	122	2,661	2,721
Other Income	8,405	7,942	28,564	21,930
Total Other Income	11,671	10,774	39,312	32,336
Other Expenses:
Salaries and Employee Benefits	27,613	24,877	85,427	75,816
Occupancy and Equipment Expense	7,284	5,828	21,802	16,902
Other Expenses	13,985	11,745	43,437	35,364
Total Other Expenses	48,882	42,450	150,666	128,082
Income Before Income Taxes	28,882	22,773	82,727	61,747
Provision for Income Taxes	6,026	4,930	17,225	13,128
Net Income	22,856	17,843	65,502	48,619
Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders	$21,505	$16,492	$61,451	$44,568
Earnings Per Common Share:
Basic	$0.73	$0.65	$2.09	$1.77
Diluted	$0.73	$0.65	$2.08	$1.75
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Net Income	$22,856	$17,843	$65,502	$48,619

Other Comprehensive Income:
Unrealized Gain on Investment Securities	14,454	27,424	33,716	25,888
Unrealized Gain on Share of Other Equity Investments	-	-	-	14
Reclassification Adjustment for (Gains) Losses on Sale of AFS Investment Securities Included in Net Income	(77)	13	(29)	14
Income Tax Effect	(3,038)	(5,797)	(7,118)	(5,475)
Other Comprehensive Income	11,339	21,640	26,569	20,441
Consolidated Comprehensive Income	$34,195	$39,483	$92,071	$69,060
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at June 30, 2024	$71,930	$25,502	$397,851	$237,031	$(67,784)	$664,530
Comprehensive Income:
Net Income	-	-	-	17,843	-	17,843
Other Comprehensive Income	-	-	-	-	21,640	21,640
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,351)	-	(1,351)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(3,542)	-	(3,542)
Stock Based Compensation Cost	-	18	386	-	-	404
Balances at September 30, 2024	$71,930	$25,520	$398,237	$249,981	$(46,144)	$699,524

Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440
Comprehensive Income:
Net Income	-	-	-	22,856	-	22,856
Other Comprehensive Income	-	-	-	-	11,339	11,339
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	-	-	-	(1,351)	-	(1,351)
Cash Dividends Declared on Common Stock, $0.14 Per Share	-	-	-	(4,135)	-	(4,135)
Stock Based Compensation Cost	-	12	1,279	-	-	1,291
Balances at September 30, 2025	$71,930	$29,615	$503,325	$309,999	$(36,429)	$878,440
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2023	$71,930	$25,352	$397,447	$216,115	$(66,585)	$644,259
Comprehensive Income:
Net Income	-	-	-	48,619	-	48,619
Other Comprehensive Income	-	-	-	-	20,441	20,441
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	-	-	-	(4,051)	-	(4,051)
Cash Dividends Declared on Common Stock, $0.42 Per Share	-	-	-	(10,702)	-	(10,702)
Stock Issuance	-	-	(31)	-	-	(31)
Stock Based Compensation Cost	-	168	821	-	-	989
Balances at September 30, 2024	71,930	25,520	398,237	249,981	(46,144)	699,524

Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	-	-	-	65,502	-	65,502
Other Comprehensive Income	-	-	-	-	26,569	26,569
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	-	-	-	(4,051)	-	(4,051)
Cash Dividends Declared on Common Stock, $0.42 Per Share	-	-	-	(12,410)	-	(12,410)
Stock Based Compensation Cost	-	63	3,301	-	-	3,364
Balances at September 30, 2025	$71,930	$29,615	$503,325	$309,999	$(36,429)	$878,440
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Consolidated Net Income	$65,502	$48,619
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	8,220	4,161
Depreciation and Amortization	4,270	3,693
Net Accretion of Purchase Accounting Adjustments	(1,362)	(1,788)
Stock Based Compensation Cost	3,364	989
Net Amortization of Securities	736	1,738
(Gain) Loss on Sales of Securities	(29)	14
Gain on Sale of Loans	(807)	(2,299)
Income on Other Equity Securities	(1,496)	(1,723)
Gain on Sale of Other Real Estate Owned, Net of Writedowns	(199)	(49)
Other Real Estate Owned Valuation Allowance	259	-
Increase in Cash Value of Life Insurance	(2,367)	(1,884)
Deferred Income Tax Expense	1,084	996
Gain on Extinguishment of Debt	(630)	-
Gain on Sale of Branch	(3,360)	-
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(1,313)	(2,631)
Increase in Other Assets	(6,326)	(4,339)
Decrease in Accrued Interest Payable	(1,857)	(11,089)
Increase in Other Liabilities	11,467	9,664
Net Cash Provided by Operating Activities	75,156	44,072

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(154,865)	(92,345)
Proceeds from Maturities / Sales of Securities Available for Sale	36,493	27,964
Proceeds from Paydowns of Securities Available for Sale	58,963	52,011
Net Cash Paid in Acquisition	-	(3,279)
Net Cash Paid in Sale of Branch	(43,084)	-
Purchases of Other Equity Securities	(9,751)	(4,539)
Redemption of Other Equity Securities	8,034	663
Purchase of Life Insurance	-	(3,000)
Proceeds from Death Benefit of Cash Value of Life Insurance	503	-
Net Increase in Loans	(58,890)	(224,512)
Net Purchases of Premises and Equipment	(1,623)	(1,837)
(Gain) Loss on Disposal of Premises and Equipment	(155)	7
Proceeds from Sales of Other Real Estate	4,643	589
Net (Increase) Decrease in Securities Purchased Under Agreements to Resell	25,317	(25,879)
Net (Increase) Decrease in Federal Funds Sold	96,566	(18,846)
Net Cash Used in Investing Activities	(37,849)	(293,003)
(CONTINUED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Financing Activities:
Net Increase in Deposits	46,812	392,156
Net Increase in Securities Sold Under Agreements to Repurchase	7,275	2,644
Net Advances on Federal Home Loan Bank Borrowings	11,533	156,004
Repayment of Bank Term Funding Program	-	(300,000)
Repayment of Subordinated Debt	(6,485)	-
Costs from Issuance of Common Stock	-	(31)
Payment of Dividends on Preferred Stock	(4,051)	(4,051)
Payment of Dividends on Common Stock	(12,410)	(10,702)
Net Cash Provided by Financing Activities	42,674	236,020
Net Increase (Decrease) in Cash and Due From Banks	79,981	(12,911)
Cash and Due From Banks at Beginning of Period	319,098	226,110
Cash and Due From Banks at End of Period	$399,079	$213,199

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$129,191	$121,562
Interest on Borrowings	$17,644	$26,495
Income Tax Payments	$16,847	$11,101

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$33,687	$25,902
Change in the Unrealized Gain on Equity Securities	$-	$14
Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale	$(7,118)	$(5,475)
Transfer of Loans to Other Real Estate	$15,940	$642
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its two direct, wholly-owned subsidiaries, b1BANK (the “Bank”), and Coastal Commerce Statutory Trust I; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC ("SSW"), Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
The Company has recorded approximately $2.4 million and $1.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the nine months ended September 30, 2025, and year ended December 31, 2024, respectively.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Numerator:
Net Income	$22,856	$17,843	$65,502	$48,619
Less: Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shares	$21,505	$16,492	$61,451	$44,568
Denominator:
Weighted Average Common Shares Outstanding	29,544,425	25,289,094	29,363,138	25,227,319
Dilutive Effect of Stock Options and RSAs	112,214	151,153	131,911	194,427
Weighted Average Dilutive Common Shares	29,656,639	25,440,247	29,495,049	25,421,746

Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.73	$0.65	$2.09	$1.77

Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.73	$0.65	$2.08	$1.75

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5– Securities –
The amortized cost and fair values of securities available for sale as of September 30, 2025, and December 31, 2024 are summarized as follows:

	September 30, 2025
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,586	$-	$432	$17,154
U.S. Government Agencies	10,094	-	273	9,821
Corporate Securities	42,449	250	2,133	40,566
Mortgage-Backed Securities	662,166	3,417	29,885	635,698
Municipal Securities	299,829	428	17,558	282,699
Total Securities Available for Sale	$1,032,124	$4,095	$50,281	$985,938

	December 31, 2024
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,631	$-	$956	$16,675
U.S. Government Agencies	10,164	-	576	9,588
Corporate Securities	47,855	348	3,038	45,165
Mortgage-Backed Securities	584,321	542	47,125	537,738
Municipal Securities	313,452	23	29,092	284,383
Total Securities Available for Sale	$973,423	$913	$80,787	$893,549
The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2025, and December 31, 2024, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$17,154	$432	$17,154	$432
U.S. Government Agencies	-	-	9,821	273	9,821	273
Corporate Securities	4,014	63	28,086	2,070	32,100	2,133
Mortgage-Backed Securities	79,652	1,140	316,042	28,745	395,694	29,885
Municipal Securities	11,960	116	216,466	17,442	228,426	17,558
Total Securities Available for Sale	$95,626	$1,319	$587,569	$48,962	$683,195	$50,281

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	(Dollars in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$-	$-	$16,675	$956	$16,675	$956
U.S. Government Agencies	-	-	9,588	576	9,588	576
Corporate Securities	4,262	132	28,894	2,906	33,156	3,038
Mortgage-Backed Securities	151,443	3,618	341,347	43,507	492,790	47,125
Municipal Securities	33,240	686	240,768	28,406	274,008	29,092
Total Securities Available for Sale	$188,945	$4,436	$637,272	$76,351	$826,217	$80,787
As of September 30, 2025, and December 31, 2024, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of September 30, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Less Than One Year	$48,410	$47,718
One to Five Years	183,316	175,331
Over Five to Ten Years	336,520	321,112
Over Ten Years	463,878	441,777
Total Securities Available for Sale	$1,032,124	$985,938
Securities available for sale with a fair value of $388.0 million and $385.4 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of September 30, 2025, and December 31, 2024, respectively.
At September 30, 2025, and December 31, 2024, accrued interest receivable on securities was $4.4 million and $4.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6– Loans and the Allowance for Loan Losses –
Loans receivable at September 30, 2025, and December 31, 2024, are summarized as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,462,617	$2,483,223
Construction	638,907	670,502
Residential	927,456	884,533
Total Real Estate Loans	4,028,980	4,038,258
Commercial	1,920,813	1,868,675
Consumer and Other	71,262	74,466
Total Loans Held for Investment	6,021,055	5,981,399

Less:
Allowance for Loan Losses	(57,062)	(54,840)
Net Loans	$5,963,993	$5,926,559
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 2025, and December 31, 2024. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of September 30, 2025, and December 31, 2024.
Net deferred loan origination fees were $11.3 million and $12.6 million at September 30, 2025, and December 31, 2024, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2025, and December 31, 2024, overdrafts of $2.7 million and $3.0 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $674.3 million and $747.0 million at September 30, 2025 and December 31, 2024, respectively. The Company had servicing rights of 1.0 million and $832,000 recorded at September 30, 2025, and December 31, 2024, respectively, and is recorded within other assets.
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
The following tables set forth, as of September 30, 2025, and December 31, 2024, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	September 30, 2025
	(Dollars in thousands)
	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(1,678)	(20)	(236)	(2,572)	(1,478)	(5,984)
Recoveries	10	200	21	698	189	1,118
Provision (Recovery)	(3,352)	187	505	8,445	1,303	7,088
Ending Balance	$18,440	$7,529	$8,326	$22,238	$529	$57,062

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	73	635	(62)	488	(2)	1,132
Ending Balance	$301	$1,946	$296	$2,253	$24	$4,820

Total Allowance for Credit Losses	$18,741	$9,475	$8,622	$24,491	$553	$61,882

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

	September 30, 2025		December 31, 2024
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
	(Dollars in thousands)
Real Estate Loans:
Commercial	$6,014	$625	$42,407	$3,529
Construction	16,793	1,624	11,777	975
Residential	3,058	250	11,012	519
Total Real Estate Loans	25,865	2,499	65,196	5,023
Commercial	15,267	5,443	99,234	2,505
Consumer and Other	-	-	-	-
Total	$41,132	$7,942	$164,430	$7,528

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators
We utilize a risk grading matrix to assign a risk grade to each of our commercial loans. Loans are graded on a scale of 10 to 80. Individual loan officers review updated financial information, which may include credit scores, financial statements, collateral valuations and other borrower information, for all pass grade (10-45) loans to reassess the risk grade, generally on at least an annual basis.
When a loan has a risk grade of 50, it is considered to be on management's “watch list,” and subject to additional and more frequent monitoring by both the loan officer and senior credit and risk personnel. Loans graded 60 or higher have exhibited potential or actual credit weakness that makes their full collection uncertain and are considered classified loans, consisting of substandard (60), doubtful (70) and loss (80) categories. Generally, loans that are classified are assigned special assets personnel for ongoing monitoring and resolution.
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of September 30, 2025, and December 31, 2024:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025
		Criticized
	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
	(Dollars in thousands)
Real Estate: Commercial
Originated in 2025	$206,715	$1,258	$-	$-	$-	$207,973	$-
Originated in 2024	271,863	11,383	14,685	-	-	297,931	-
Originated in 2023	204,943	25,232	816	-	-	230,991	-
Originated in 2022	667,463	47,767	3,674	-	-	718,904	1,412
Originated in 2021	382,625	196	458	-	-	383,279	2
Originated Prior to 2021	551,108	8,976	5,297	590	-	565,971	-
Revolving	55,078	-	-	-	-	55,078	264
Revolving Loans Converted to Term	2,290	200	-	-	-	2,490	-
Total Real Estate: Commercial	$2,342,085	$95,012	$24,930	$590	$-	$2,462,617	$1,678

Real Estate: Construction
Originated in 2025	$110,201	$-	$-	$-	$-	$110,201	$-
Originated in 2024	180,228	6,521	475	-	-	187,224	-
Originated in 2023	54,958	3,561	1,172	-	-	59,691	-
Originated in 2022	114,312	5,151	367	-	-	119,830	1
Originated in 2021	27,841	3,056	1,730	-	-	32,627	-
Originated Prior to 2021	58,246	1,730	1,934	-	-	61,910	19
Revolving	66,804	397	-	-	-	67,201	-
Revolving Loans Converted to Term	223	-	-	-	-	223	-
Total Real Estate: Construction	$612,813	$20,416	$5,678	$-	$-	$638,907	$20

Real Estate: Residential
Originated in 2025	$67,338	$-	$-	$-	$-	$67,338	$-
Originated in 2024	82,876	-	217	-	-	83,093	-
Originated in 2023	87,231	-	1,238	-	-	88,469	-
Originated in 2022	245,270	1,011	1,664	2	-	247,947	8
Originated in 2021	151,250	162	460	-	-	151,872	-
Originated Prior to 2021	159,666	7,282	6,453	45	-	173,446	113
Revolving	109,014	37	2,131	-	-	111,182	115
Revolving Loans Converted to Term	4,079	-	30	-	-	4,109	-
Total Real Estate: Residential	$906,724	$8,492	$12,193	$47	$-	$927,456	$236

Commercial
Originated in 2025	$318,772	$603	$56	$-	$-	$319,431	$3
Originated in 2024	269,478	7,189	1,424	-	-	278,091	182
Originated in 2023	191,511	2,360	2,905	50	-	196,826	133
Originated in 2022	148,108	16,663	12,023	-	-	176,794	1,139
Originated in 2021	76,323	1,857	2,403	15	-	80,598	421
Originated Prior to 2021	97,866	1,770	3,513	60	-	103,209	694
Revolving	698,673	26,208	1,237	-	-	726,118	-
Revolving Loans Converted to Term	31,741	1,465	6,540	-	-	39,746	-
Total Commercial	$1,832,472	$58,115	$30,101	$125	$-	$1,920,813	$2,572

Consumer and Other
Originated in 2025	$9,075	$-	$-	$-	$-	$9,075	$729
Originated in 2024	8,072	-	17	-	-	8,089	33
Originated in 2023	4,380	-	49	-	-	4,429	70
Originated in 2022	3,070	-	34	-	-	3,104	89
Originated in 2021	1,275	-	71	-	-	1,346	48
Originated Prior to 2021	21,999	-	134	-	-	22,133	12
Revolving	22,456	-	181	-	-	22,637	497
Revolving Loans Converted to Term	449	-	-	-	-	449	-
Total Consumer and Other	$70,776	$-	$486	$-	$-	$71,262	$1,478

Total Loans	$5,764,870	$182,035	$73,388	$762	$-	$6,021,055	$5,984

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
As of September 30, 2025, and December 31, 2024, loan balances outstanding more than 90 days past due and still accruing interest amounted to $3.9 million and $860,000, respectively. As of September 30, 2025, and December 31, 2024, loan balances outstanding on nonaccrual status amounted to $45.4 million and $24.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of September 30, 2025, and December 31, 2024. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	September 30, 2025
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$601	$500	$10,694	$11,795	$2,450,822	$2,462,617	$1,809
Construction	5,262	11	3,930	9,203	629,704	638,907	-
Residential	2,230	1,388	8,712	12,330	915,126	927,456	494
Total Real Estate Loans	8,093	1,899	23,336	33,328	3,995,652	4,028,980	2,303
Commercial	2,322	483	23,015	25,820	1,894,993	1,920,813	1,617
Consumer and Other	744	240	165	1,149	70,113	71,262	9
Total	$11,159	$2,622	$46,516	$60,297	$5,960,758	$6,021,055	$3,929

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,688	$303	$3,035	$10,026	$2,473,197	$2,483,223	$-
Construction	1,700	594	4,600	6,894	663,608	670,502	-
Residential	2,631	786	5,174	8,591	875,942	884,533	482
Total Real Estate Loans	11,019	1,683	12,809	25,511	4,012,747	4,038,258	482
Commercial	8,741	1,075	7,674	17,490	1,851,185	1,868,675	240
Consumer and Other	177	48	262	487	73,979	74,466	138
Total	$19,937	$2,806	$20,745	$43,488	$5,937,911	$5,981,399	$860

The following table presents non-accrual loans by segment as of September 30, 2025, and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Real Estate Loans:
Commercial	$8,989	$3,621
Construction	4,039	5,251
Residential	10,250	7,078
Total Real Estate Loans	23,278	15,950
Commercial	21,907	8,039
Consumer and Other	177	158
Total	$45,362	$24,147
The Bank had $11.5 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively, in non-accrual loans with no specific allowance allocation.
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2025, and December 31, 2024, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $3.0 million and $3.4 million was outstanding as of September 30, 2025, and December 31, 2024, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At September 30, 2025 and December 31, 2024, accrued interest receivable on loans was $32.7 million and $30.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

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
Note 8– Federal Home Loan Bank (“FHLB”) Borrowings –
The Company had outstanding advances from the FHLB of $367.4 million and $355.9 million as of September 30, 2025, and December 31, 2024, respectively, consisting of:
One fixed rate loan with an original principal balance of $60.0 million. The loan was made in 2021 and the balance at September 30, 2025 and December 31, 2024 was $14.2 million and $23.3 million, respectively, with interest at 0.89%. Principal and interest payments are due monthly and the loan matures in November 2026.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.65% paid monthly. Principal is due at maturity in January 2026.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.56% paid monthly. Principal is due at maturity in July 2026.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.13% paid monthly. Principal is due at maturity in October 2028. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 3.92% paid monthly. Principal is due at maturity in October 2030. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 3.72%paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 3.57% paid monthly. Principal is due at maturity in October 2033. This advance has put options beginning in October 2024.
One fixed rate loan with an original principal balance of $10.0 million. The loan was made in 2020 and was acquired during the Oakwood acquisition. The balance at September 30, 2025, and December 31, 2024, was $169,000 and $1.7 million, respectively, with interest at 0.52%. Principal and interest payments are due monthly and the loan matures in October 2025.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.84% paid monthly. Principal is due at maturity in December 2026.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.78% paid monthly. Principal is due at maturity in September 2027.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.73% paid monthly. Principal is due at maturity in March 2028.
One fixed rate loan of $25.0 million at both September 30, 2025, and December 31, 2024, with interest at 4.69% paid monthly. Principal is due at maturity in September 2028.
One short term, fourteen-day, fixed rate loan of $103.0 million at September 30, 2025, with interest at 4.13%. Principal and interest was due and paid at maturity in October 2025.
One fixed rate loan of $875,000 at December 31, 2024, that was acquired during the TCBI acquisition, with interest at 4.88% paid monthly. Principal was due, and paid, at maturity in April 2025.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
One fixed rate loan of $25.0 million at December 31, 2024, with interest at 4.89% paid monthly. Principal was due, paid and renewed at maturity in July 2025.
One short term, fifteen-day, fixed rate loan of $55.0 million at December 31, 2024, with interest at 4.38%. Principal and interest was due, paid and rolled into a $30.0 million renewal, at maturity in January 2025. The renewal was also paid in January 2025.
The Company had an additional $1.4 billion remaining on the FHLB line availability at September 30, 2025.
Note 9– Other Income and Other Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Debit Card and ATM Fee Income	$1,915	$1,864	$5,731	$5,590
Cash Value of Life Insurance Income	802	679	2,368	1,885
Fees and Brokerage Commissions	1,880	1,968	6,008	5,780
Pass-Through Income from SBIC and Fintech Partnerships	133	336	638	1,022
Gain on Extinguishment of Debt	-	-	630	-
Gain on Sale of Branch	-	-	3,360	-
Swap Fee Income	1,065	937	2,612	1,451
Other	2,610	2,158	7,217	6,202
Total Other Income	$8,405	$7,942	$28,564	$21,930
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Advertising and Promotions	$1,205	$1,057	$3,584	$3,168
Communications	582	553	1,763	1,667
Ad Valorem Shares Tax	1,125	900	3,375	2,700
Data Processing Fees	3,972	2,881	12,529	8,101
Directors' Fees	261	245	733	795
Insurance	420	447	1,248	1,559
Legal and Professional Fees	1,024	873	3,130	2,781
Office Supplies and Printing	286	253	897	819
Regulatory Assessments	1,142	1,031	3,332	2,947
Merger and Conversion Costs	477	319	937	1,068
Other	3,491	3,186	11,909	9,759
Total Other Expenses	$13,985	$11,745	$43,437	$35,364

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 10– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $6.4 million and $4.5 million for the nine months ended September 30, 2025, and 2024, respectively. At September 30, 2025, the Company had a weighted average lease term of 6.1 years and a weighted average discount rate of 3.86%.
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2025 through December 31, 2025	$1,547
January 1, 2026 through December 31, 2026	5,856
January 1, 2027 through December 31, 2027	5,595
January 1, 2028 through December 31, 2028	5,113
January 1, 2029 through December 31, 2029	4,360
January 1, 2030 and Thereafter	9,608
Total Future Minimum Lease Payments	32,079
Less Imputed Interest	(3,680)
Present Value of Lease Liabilities	$28,399
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.6 billion and $1.4 billion at September 30, 2025, and December 31, 2024, respectively, and standby and commercial letters of credit of approximately $50.1 million and $50.0 million at September 30, 2025 and December 31, 2024, respectively. As discussed in Note 6, we have a reserve for unfunded loan commitments of $4.8 million and $3.7 million at September 30, 2025 and December 31, 2024, respectively.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2025, and December 31, 2024. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
Available for Sale:
U.S. Treasury Securities	$17,154	$-	$17,154	$-
U.S. Government Agency Securities	9,821	-	9,821	-
Corporate Securities	40,566	-	32,138	8,428
Mortgage-Backed Securities	635,698	-	635,698	-
Municipal Securities	282,699	-	259,277	23,422
Loans Held for Sale	433	-	433	-
Total	$986,371	$-	$954,521	$31,850

December 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,675	$-	$16,675	$-
U.S. Government Agency Securities	9,588	-	9,588	-
Corporate Securities	45,165	-	32,665	12,500
Mortgage-Backed Securities	537,738	-	537,738	-
Municipal Securities	284,383	-	259,666	24,717
Loans Held for Sale	717	-	717	-
Total	$894,266	$-	$857,049	$37,217

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of September 30, 2025, and December 31, 2024.

	Municipal	Corporate
	Securities	Securities
	(Dollars in thousands)
Balance at December 31, 2023	$20,847	$7,968
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	(2,339)	782
Purchases	9,938	5,000
Sales	-	-
Maturities, Prepayments, and Calls	(3,729)	(1,250)
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	-
Balance at December 31, 2024	24,717	12,500
Realized Gains (Losses) Included in Net Income	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Loss	2,421	(72)
Purchases	-	-
Sales	-	-
Maturities, Prepayments, and Calls	(3,716)	-
Transfers Into Level 3	-	-
Transfers Out of Level 3	-	(4,000)
Balance at September 30, 2025	$23,422	$8,428
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2025.

	Estimated	Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Discounts
	(Dollars in thousands)
September 30, 2025
Municipal Securities	$23,422	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	8,428	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
customized internally developed discounting matrix. Repossessed assets are initially recorded at fair value less estimated cost to sell, which is generally 10%. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 3.

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
Assets:
Individually Evaluated Loans	$23,723	$-	$-	$23,723
Other Nonperforming Assets	16,766	-	-	16,766
Total	$40,489	$-	$-	$40,489

December 31, 2024
Assets:
Individually Evaluated Loans	$62,138	$-	$-	$62,138
Other Nonperforming Assets	5,529	-	-	5,529
Total	$67,667	$-	$-	$67,667
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
The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2025, and December 31, 2024 are as follows:

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2025
Financial Assets:
Cash and Short-Term Investments	$500,182	$500,182	$500,182	$-	$-
Securities Purchased Under Agreements to Resell	25,518	25,518	-	25,518	-
Securities	985,938	985,938	-	954,088	31,850
Loans Held for Sale	433	433	-	433	-
Loans - Net	5,963,993	5,934,159	-	-	5,934,159
Cash Value of BOLI	119,509	119,509	-	119,509	-
Other Equity Securities	44,313	44,313	-	-	44,313
Total	$7,639,886	$7,610,052	$500,182	$1,099,548	$6,010,322

Financial Liabilities:
Deposits	$6,506,862	$6,505,789	$-	$-	$6,505,789
Borrowings	494,891	495,954	-	495,954	-
Total	$7,001,753	$7,001,743	$-	$495,954	$6,505,789

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2024
Financial Assets:
Cash and Short-Term Investments	$516,767	$516,767	$516,767	$-	$-
Securities Purchased Under Agreements to Resell	50,835	50,835	-	50,835	-
Securities	893,549	893,549	-	856,332	37,217
Loans Held for Sale	717	717	-	717	-
Loans - Net	5,926,559	5,832,326	-	-	5,832,326
Cash Value of BOLI	117,645	117,645	-	117,645	-
Other Equity Securities	41,100	41,100	-	-	41,100
Total	$7,547,172	$7,452,939	$516,767	$1,025,529	$5,910,643

Financial Liabilities:
Deposits	$6,511,331	$6,513,709	$-	$-	$6,513,709
Borrowings	483,256	465,834	-	465,834	-
Total	$6,994,587	$6,979,543	$-	$465,834	$6,513,709

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2024 to September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of September 30, 2025, we had total assets of $8.0 billion, total loans of $6.0 billion, total deposits of $6.5 billion, and total shareholders’ equity of $878.4 million.
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

Other Developments
Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $1.0 billion and $907.7 million as of September 30, 2025, and December 31, 2024, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Progressive Bancorp, Inc. ("Progressive")
On July 7, 2025, we entered into a definitive agreement with Progressive providing for us to acquire Progressive and its wholly-owned bank subsidiary, Progressive Bank. Progressive had approximately $755.3 million of total assets, $675.1 million of deposits and $595.8 million of loans as of June 30, 2025.
Financial Highlights
The financial highlights as of and for the nine months ended September 30, 2025, include:
•Total assets of $8.0 billion, a $96.8 million, or 1.2%, increase from December 31, 2024.
•Total loans held for investment of $6.0 billion, a $39.7 million, or 0.7%, increase from December 31, 2024.
•Total deposits of $6.5 billion, a $4.5 million, or 0.1%, decrease from December 31, 2024.
•Net income available to common shareholders of $61.5 million for the nine months ended September 30, 2025, an $16.9 million, or 37.9%, increase from the nine months ended September 30, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.
•Net interest income of $202.3 million for the nine months ended September 30, 2025, an increase of $40.6 million, or 25.1%, from the nine months ended September 30, 2024. The increase was largely attributable to the acquisition of Oakwood during the quarter ended December 31, 2024.

•Allowance for credit losses of 1.03% of total loans held for investment, compared to 0.98% as of December 31, 2024, and a ratio of nonperforming loans to total loans held for investment of 0.82%, compared to 0.42% as of December 31, 2024.
•Earnings per common share for the first nine months of 2025 of $2.09 per basic common share and $2.08 per diluted common share, compared to $1.77 per basic common share and $1.75 per diluted common share for the first nine months of 2024.
•Return on average assets of 1.05% over the first nine months of 2025, compared to 0.89% for the first nine months of 2024.
•Return on average common equity of 10.74% over the first nine months of 2025, compared to 10.08% for the first nine months of 2024.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.00%, 10.06%, 11.16% and 13.22%, respectively, compared to 9.53%, 9.44%, 10.56% and 12.75% at December 31, 2024.
•Book value per common share of $27.23, an increase of 10.6% from $24.62 at December 31, 2024.
Results of Operations for the Three and Nine Months Ended September 30, 2025, and 2024
Performance Summary
For the three months ended September 30, 2025, net income available to common shareholders was $21.5 million, or $0.73 per basic and diluted common share, compared to net income of $16.5 million, or $0.65 per basic and diluted common share, for the three months ended September 30, 2024. Return on average assets, on an annualized basis, increased to 1.08% for the three months ended September 30, 2025, from 0.97% for the three months ended September 30, 2024. Return on average equity, on an annualized basis, increased to 10.80% for the three months ended September 30, 2025, as compared to 10.76% for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, net income available to common shareholders was $61.5 million, or $2.09 per basic common share and $2.08 per diluted common share, compared to net income of $44.6 million, or $1.77 per basic common share and $1.75 per diluted common share, for the nine months ended September 30, 2024. Return on average assets, on an annualized basis, increased to 1.05% for the nine months ended September 30, 2025, from 0.89% for the nine months ended September 30, 2024. Return on average equity, on an annualized basis, increased to 10.74% for the nine months ended September 30, 2025, as compared to 10.08% for the nine months ended September 30, 2024.
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
For the three months ended September 30, 2025, net interest income totaled $69.3 million, and net interest margin and net interest spread were 3.68% and 2.85%, respectively, compared to $56.1 million, 3.51%, and 2.54%, respectively, for the three months ended September 30, 2024. The average yield on the loan portfolio was 7.01% for the three months ended September 30, 2025, compared to 7.12% for the three months ended September 30, 2024, and the average yield on total interest-earning assets was 6.31% for the three months ended September 30, 2025, compared to 6.42% for the three months ended September 30, 2024. For the three months ended September 30, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 26 basis points compared to the three months ended September 30, 2024.
For the nine months ended September 30, 2025, net interest income totaled $202.3 million, and net interest margin and net interest spread were 3.68% and 2.88%, respectively, compared to $161.7 million, 3.43%, and 2.46%, respectively, for the nine months ended September 30, 2024. The average yield on the loan portfolio was 6.99% for the nine months ended September 30, 2025, compared to 7.02% for the nine months ended September 30, 2024, and the average yield on total interest-earning assets was 6.32% for the nine months ended September 30, 2025, compared to 6.33% for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 24 basis points compared to the nine months ended September 30, 2024.
The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and six months ended September 30, 2025, and 2024, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the tables below, and throughout this report, are daily averages.

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$6,036,622	$106,662	7.01%	$5,212,948	$93,307	7.12%
Securities	978,502	7,554	3.06	924,012	6,263	2.70
Securities purchased under agreements to resell	25,490	330	5.14	17,117	154	3.58
Interest-bearing deposits in other banks	419,413	4,142	3.92	209,918	3,017	5.72
Total interest-earning assets	7,460,027	118,688	6.31	6,363,995	102,741	6.42
Allowance for loan losses	(58,468)			(41,554)
Noninterest-earning assets	519,600			466,203
Total assets	$7,921,159	$118,688		$6,788,644	$102,741
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,122,136	$43,358	3.36%	$4,308,780	$41,303	3.81%
Subordinated debt	92,624	1,235	5.29	99,854	1,353	5.39
Subordinated debt - trust preferred securities	5,000	100	7.93	5,000	114	9.07
Advances from FHLB	424,287	4,547	4.25	347,476	3,723	4.26
Other borrowings	26,176	172	2.61	20,971	134	2.54
Total interest-bearing liabilities	5,670,223	49,412	3.46	4,782,081	46,627	3.88
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,315,064			1,269,282
Other liabilities	73,794			55,333
Total noninterest-bearing liabilities	1,388,858			1,324,615
Shareholders' equity:
Common shareholders' equity	790,148			610,018
Preferred equity	71,930			71,930
Total shareholders' equity	862,078			681,948
Total liabilities and shareholders' equity	$7,921,159			$6,788,644
Net interest rate spread (1)			2.85%			2.54%
Net interest income		$69,276			$56,114
Net interest margin (2)			3.68%			3.51%
Overall cost of funds			2.81%			3.07%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans	$6,001,647	$313,682	6.99%	$5,131,474	$269,858	7.02%
Securities	946,961	21,074	2.98	901,525	17,795	2.64
Securities purchased under agreements to resell	35,740	1,382	5.17	5,747	154	3.58
Interest-bearing deposits in other banks	361,760	11,093	4.10	262,068	10,815	5.51
Total interest-earning assets	7,346,108	347,231	6.32	6,300,814	298,622	6.33
Allowance for loan losses	(56,718)			(41,178)
Noninterest-earning assets	536,438			463,080
Total assets	$7,825,828	$347,231		$6,722,716	$298,622
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,103,928	$127,343	3.34%	$4,216,866	$120,232	3.81%
Subordinated debt	94,169	3,732	5.30	99,913	4,063	5.43
Subordinated debt - trust preferred securities	5,000	299	8.03	5,000	340	9.08
Bank Term Funding Program	-	-	-	86,496	2,788	4.31
Advances from FHLB	411,444	13,136	4.27	298,735	9,189	4.11
Other borrowings	21,699	420	2.59	18,758	356	2.54
Total interest-bearing liabilities	5,636,240	144,930	3.44	4,725,768	136,968	3.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,284,745			1,283,035
Other liabilities	67,954			51,629
Total noninterest-bearing liabilities	1,352,699			1,334,664
Shareholders' equity:
Common shareholders' equity	764,959			590,354
Preferred equity	71,930			71,930
Total shareholders' equity	836,889			662,284
Total liabilities and shareholders' equity	$7,825,828			$6,722,716
Net interest rate spread (1)			2.88%			2.46%
Net interest income		$202,301			$161,654
Net interest margin (2)			3.68%			3.43%
Overall cost of funds			2.80%			3.04%
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

	For the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$14,809	$(1,454)	$13,355
Securities	438	853	1,291
Securities purchased under agreements to resell	109	67	176
Interest-bearing deposits in other banks	2,077	(952)	1,125
Total increase (decrease) in interest income	$17,433	$(1,486)	$15,947
Interest-bearing liabilities:
Interest-bearing deposits	$6,998	$(4,943)	$2,055
Subordinated debt	(93)	(25)	(118)
Subordinated debt - trust preferred securities	-	(14)	(14)
Advances from FHLB	833	(9)	824
Other borrowings	35	3	38
Total increase (decrease) in interest expense	$7,773	$(4,988)	$2,785
Increase in net interest income	$9,660	$3,502	$13,162

	For the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
	Increase (Decrease) due to change in
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$45,232	$(1,408)	$43,824
Securities	995	2,284	3,279
Securities purchased under agreements to resell	1,160	68	1,228
Interest-bearing deposits in other banks	3,047	(2,769)	278
Total increase (decrease) in interest income	$50,434	$(1,825)	$48,609
Interest-bearing liabilities:
Interest-bearing deposits	$22,022	$(14,911)	$7,111
Subordinated debt	(231)	(100)	(331)
Subordinated debt - trust preferred securities	-	(41)	(41)
Bank Term Funding Program	-	(2,788)	(2,788)
Advances from FHLB	3,590	357	3,947
Other borrowings	57	7	64
Total increase (decrease) in interest expense	$25,438	$(17,476)	$7,962
Increase in net interest income	$24,996	$15,651	$40,647
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $3.2 million for the three months ended September 30, 2025, and $1.7 million for the same period in 2024. For the nine months ended September 30, 2025, and 2024, the provision for credit losses was $8.2 million and $4.2 million, respectively. The higher provision for the three and nine months ended September 30, 2025, compared to the same period in 2024 relates primarily to individual reserves associated with certain commercial lending relationships, as well as deterioration in the macroeconomic forecast in the current period compared to the same period in 2024. To a lesser extent, the increase is also a result of increased lending commitments and outstanding loan balances, compared to the three and nine months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$2,565	$2,723	$(158)
Debit card and ATM fee income	1,915	1,864	51
Bank-owned life insurance income	802	679	123
Gain on sales of loans	624	122	502
Gain (loss) on sales of investment securities	77	(13)	90
Fees and brokerage commissions	1,880	1,968	(88)
Mortgage origination income	122	98	24
Gain (loss) on sales of other real estate owned	470	(16)	486
Swap fee income	1,065	937	128
Pass-through income from other investments	133	335	(202)
Other	2,018	2,077	(59)
Total noninterest income	$11,671	$10,774	$897

	For the Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$8,058	$7,699	$359
Debit card and ATM fee income	5,731	5,590	141
Bank-owned life insurance income	2,368	1,885	483
Gain on sales of loans	2,661	2,721	(60)
Gain (loss) on sales of investment securities	29	(14)	43
Fees and brokerage commissions	6,008	5,780	228
Mortgage origination income	287	202	85
Gain on sales of other real estate owned	258	49	209
Gain (loss) on sales of other assets	155	(15)	170
Gain on sale of branch	3,360	-	3,360
Gain on extinguishment of debt	630	-	630
Swap fee income	2,612	1,451	1,161
Pass-through income from other investments	638	1,022	(384)
Other	6,517	5,966	551
Total noninterest income	$39,312	$32,336	$6,976

Total noninterest income increased $897,000, or 8.3%, from the three months ended September 30, 2024. The increase is primarily due higher gains on the sales of loans of $502,000 and higher gains on the sales of other real estate owned of $486,000 compared to the three months ended September 30, 2024.
Total noninterest income increased $7.0 million, or 21.6%, from the nine months ended September 30, 2024. The increase is primarily due to the gain of $3.4 million from the sale of our Kaplan banking center, increases in our swap fee income of $1.2 million, or 80.0%, and the gain on the extinguishment of debt related to our subordinated debt of $630,000.
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
The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$27,613	$24,877	$2,736
Non-staff expenses:
Occupancy of bank premises	3,324	2,630	694
Depreciation and amortization	2,036	1,844	192
Data processing	3,972	2,881	1,091
FDIC assessment fees	988	887	101
Legal and professional fees	1,024	873	151
Advertising and promotions	1,205	1,057	148
Utilities and communications	767	716	51
Ad valorem shares tax	1,125	900	225
Directors' fees	261	245	16
Other real estate owned expenses and write-downs	355	11	344
Merger and conversion related expenses	477	319	158
Other	5,735	5,210	525
Total noninterest expense	$48,882	$42,450	$6,432

	For the Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$85,427	$75,816	$9,611
Non-staff expenses:
Occupancy of bank premises	9,844	7,778	2,066
Depreciation and amortization	6,264	5,262	1,002
Data processing	12,529	8,101	4,428
FDIC assessment fees	3,033	2,589	444
Legal and professional fees	3,130	2,781	349
Advertising and promotions	3,584	3,168	416
Utilities and communications	2,243	2,108	135
Ad valorem shares tax	3,375	2,700	675
Directors' fees	733	795	(62)
Other real estate owned expenses and write-downs	405	119	286
Merger and conversion related expenses	937	1,068	(131)
Other	19,162	15,797	3,365
Total noninterest expense	$150,666	$128,082	$22,584
Total noninterest expense increased $6.4 million, or 15.2%, from the three months ended September 30, 2024, primarily attributed to the increase in salaries and employee benefits of $2.7 million, or 11.0%, and an increase in data processing of $1.1 million, or 37.9%. The increases were largely attributable to the acquisition of Oakwood and our core conversion, respectively.
Total noninterest expense increased $22.6 million, or 17.6%, from the nine months ended September 30, 2024, primarily attributed to the increase in salaries and employee benefits of $9.6 million, or 12.7%, an increase in occupancy of bank premises of $2.1 million, or 26.6%, and an increase in data processing of $4.4 million, or 54.7%. The increases were largely attributable to the acquisition of Oakwood and our core conversion.
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
For the three months ended September 30, 2025, income tax expense totaled $6.0 million, an increase of $1.1 million, or 22.2%, compared to $4.9 million for the same period in 2024. Our effective tax rates for the three months ended September 30, 2025, and 2024 were 20.9% and 21.6%, respectively.
For the nine months ended September 30, 2025, income tax expense totaled $17.2 million, an increase of $4.1 million, or 31.2%, compared to $13.1 million for the same period in 2024. Our effective tax rates for the nine months ended September 30, 2025, and 2024 were 20.8% and 21.3%, respectively.
Financial Condition
Our total assets increased $96.8 million, or 1.2%, from December 31, 2024, to September 30, 2025, primarily due to the increases in our mortgage-backed investment portfolio, unrealized gains in our investment portfolio, and increases in our loan portfolio.

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
As of September 30, 2025, total loans, excluding mortgage loans held for sale, were $6.0 billion, an increase of $39.7 million, or 0.7%, compared to $6.0 billion as of December 31, 2024. Additionally, $433,000, and $717,000 in loans were classified as loans held for sale as of September 30, 2025, and December 31, 2024, respectively.
Total loans held for investment as a percentage of total deposits were 92.5% and 91.9% as of September 30, 2025, and December 31, 2024, respectively. Total loans held for investment as a percentage of total assets were 75.7% and 76.1% as of September 30, 2025, and December 31, 2024, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated. During the third quarter of 2025, we transitioned to analyzing loans based on the North American Industry Classification System ("NAICS") code, compared to our internal coding. The prior period has been restated to comply with the estimated NAICS code applicable to the loan portfolio as of December 31, 2024.

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
Commercial
Real Estate Rental and Leasing	$1,412,368	23.5%	$1,565,311	26.2%
Accommodation and Food Services	231,762	3.9	300,039	5.0
Other Services (except Public Administration)	147,361	2.4	188,811	3.2
Health Care and Social Assistance	121,781	2.0	128,958	2.2
Finance and Insurance	50,019	0.8	65,284	1.1
Construction	64,220	1.1	63,596	1.1
Manufacturing	56,687	0.9	55,288	0.9
Agriculture, Forestry, Fishing and Hunting	36,137	0.6	39,045	0.6
Transportation and Warehousing	22,656	0.4	23,305	0.4
Other	319,626	5.3	53,586	0.9
Total Commercial	2,462,617	40.9	2,483,223	41.6
Construction	638,907	10.6	670,502	11.2
Residential	927,456	15.4	884,533	14.8
Total Real Estate Loans	4,028,980	66.9	4,038,258	67.6
Commercial	1,920,813	31.9	1,868,675	31.2
Consumer and Other	71,262	1.2	74,466	1.2
Total loans held for investment	$6,021,055	100.0%	$5,981,399	100.0%

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Dallas Region	$654,218	26.5%	$778,174	31.3%
New Orleans Region	470,007	19.1	466,661	18.8
North Louisiana Region	491,791	20.0	440,238	17.7
Capitol Region	296,979	12.1	246,321	9.9
Houston Region	226,569	9.2	234,959	9.5
Southwest Louisiana Region	237,542	9.6	234,875	9.5
Bayou Region	85,511	3.5	81,995	3.3
Total commercial real estate loans	2,462,617	100.0%	2,483,223	100.0%
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
Real Estate: Commercial loans decreased $20.6 million or 0.8%, remaining at $2.5 billion as of September 30, 2025, compared to December 31, 2024.
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
Real Estate: Construction loans decreased $31.6 million, or 4.7%, to $638.9 million as of September 30, 2025, from $670.5 million as of December 31, 2024.
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
Real Estate: Residential loans increased $42.9 million, or 4.9%, to $927.5 million as of September 30, 2025, from $884.5 million as of December 31, 2024.
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

Commercial loans increased $52.1 million, or 2.8%, remaining at $1.9 billion as of September 30, 2025, compared to December 31, 2024.
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
Consumer and other loans decreased $3.2 million, or 4.3%, to $71.3 million as of September 30, 2025, from $74.5 million as of December 31, 2024.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of September 30, 2025
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands) (Unaudited)

Real Estate Loans:
Commercial	$402,827	$1,524,970	$476,036	$58,784	$2,462,617
Construction	256,401	329,967	30,348	22,191	638,907
Residential	179,582	452,668	158,282	136,924	927,456
Total Real Estate Loans	838,810	2,307,605	664,666	217,899	4,028,980
Commercial	860,882	810,545	243,971	5,415	1,920,813
Consumer and Other	47,864	20,204	3,045	149	71,262
Total loans held for investment	$1,747,556	$3,138,354	$911,682	$223,463	$6,021,055

Fixed rate loans:
Real Estate Loans:
Commercial	$207,827	$1,083,812	$265,986	$12,625	$1,570,250
Construction	59,169	69,977	12,472	8,000	149,618
Residential	106,987	351,505	104,041	19,336	581,869
Total Real Estate Loans	373,983	1,505,294	382,499	39,961	2,301,737
Commercial	263,626	311,453	118,252	499	693,830
Consumer and Other	37,482	16,106	2,652	149	56,389
Total fixed rate loans	$675,091	$1,832,853	$503,403	$40,609	$3,051,956

Floating rate loans:
Real Estate Loans:
Commercial	$195,000	$441,158	$210,050	$46,159	$892,367
Construction	197,232	259,990	17,876	14,191	489,289
Residential	72,595	101,163	54,241	117,588	345,587
Total Real Estate Loans	464,827	802,311	282,167	177,938	1,727,243
Commercial	597,256	499,092	125,719	4,916	1,226,983
Consumer and Other	10,382	4,098	393	-	14,873
Total floating rate loans	$1,072,465	$1,305,501	$408,279	$182,854	$2,969,099

	As of December 31, 2024
	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)

Real Estate Loans:
Commercial	$374,129	$1,513,009	$513,999	$82,086	$2,483,223
Construction	320,732	286,326	47,195	16,249	670,502
Residential	143,804	514,596	151,262	74,871	884,533
Total Real Estate Loans	838,665	2,313,931	712,456	173,206	4,038,258
Commercial	919,905	672,153	271,632	4,985	1,868,675
Consumer and Other	44,359	26,830	3,123	154	74,466
Total loans held for investment	$1,802,929	$3,012,914	$987,211	$178,345	$5,981,399

Fixed rate loans:
Real Estate Loans:
Commercial	$134,809	$1,141,096	$349,949	$12,854	$1,638,708
Construction	66,241	132,702	13,892	7,454	220,289
Residential	72,174	422,430	96,826	21,189	612,619
Total Real Estate Loans	273,224	1,696,228	460,667	41,497	2,471,616
Commercial	179,506	351,913	152,841	-	684,260
Consumer and Other	35,067	21,062	2,585	154	58,868
Total fixed rate loans	$487,797	$2,069,203	$616,093	$41,651	$3,214,744

Floating rate loans:
Real Estate Loans:
Commercial	$239,320	$371,913	$164,050	$69,232	$844,515
Construction	254,491	153,624	33,303	8,795	450,213
Residential	71,630	92,166	54,436	53,682	271,914
Total Real Estate Loans	565,441	617,703	251,789	131,709	1,566,642
Commercial	740,399	320,240	118,791	4,985	1,184,415
Consumer and Other	9,292	5,768	538	-	15,598
Total floating rate loans	$1,315,132	$943,711	$371,118	$136,694	$2,766,655
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $66.1 million and $30.5 million in nonperforming assets as of September 30, 2025, and December 31, 2024, respectively. We had $49.3 million in nonperforming loans as of September 30, 2025, compared to $25.0 million as of December 31, 2024. The increase in nonperforming assets from December 31, 2024, to September 30, 2025, is primarily due to two commercial real estate and three commercial lending relationships, making up 67.0% of the total nonaccrual loans increase and three commercial real estate properties that were foreclosed on during the quarter, making up 129.6% of the increase in other real estate owned.
The following tables present information regarding nonperforming assets at the dates indicated:

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$45,362	$24,147
Accruing loans 90 or more days past due	3,929	860
Total nonperforming loans	49,291	25,007
Other nonperforming assets	-	-
Other real estate owned:
Commercial real estate, construction, land and land development	16,485	5,197
Residential real estate	281	332
Total other real estate owned	16,766	5,529
Total nonperforming assets	$66,057	$30,536
Ratio of nonperforming loans to total loans held for investment	0.82%	0.42%
Ratio of nonperforming assets to total assets	0.83	0.39
Ratio of nonaccrual loans to total loans held for investment	0.75	0.40

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
	(Dollars in thousands)
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$8,989	$3,621
Construction	4,039	5,251
Residential	10,250	7,078
Total Real Estate Loans	23,278	15,950
Commercial	21,907	8,039
Consumer and Other	177	158
Total	$45,362	$24,147
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

	As of September 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real Estate Loans:
Commercial	$2,342,085	$95,012	$24,930	$590	$2,462,617
Construction	612,813	20,416	5,678	-	638,907
Residential	906,724	8,492	12,193	47	927,456
Total Real Estate Loans	3,861,622	123,920	42,801	637	4,028,980
Commercial	1,832,472	58,115	30,101	125	1,920,813
Consumer and Other	70,776	-	486	-	71,262
Total	$5,764,870	$182,035	$73,388	$762	$6,021,055

	As of December 31, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$2,383,439	$75,385	$23,548	$851	$2,483,223
Construction	658,364	3,436	8,702	-	670,502
Residential	871,634	3,163	9,485	251	884,533
Total Real Estate Loans	3,913,437	81,984	41,735	1,102	4,038,258
Commercial	1,828,485	25,979	13,911	300	1,868,675
Consumer and Other	74,097	-	369	-	74,466
Total	$5,816,019	$107,963	$56,015	$1,402	$5,981,399
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
As of September 30, 2025, the allowance for credit losses totaled $61.9 million, or 1.03%, of total loans held for investment. As of December 31, 2024, the allowance for credit losses totaled $58.5 million, or 0.98%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and For the Nine Months Ended September 30, 2025 (Unaudited)	As of and For the Year Ended December 31, 2024
	(Dollars in thousands)
Average loans outstanding	$6,001,647	$5,327,466
Gross loans held for investment outstanding end of period	$6,021,055	$5,981,399
Allowance for credit losses at beginning of period	$58,528	$43,738
Adjustment for Oakwood purchased credit deterioration loans	-	8,410
Provision for credit losses	8,220	10,873
Charge-offs:
Real Estate:
Commercial	1,678	(263)
Construction	20	2,261
Residential	236	297
Total Real Estate	1,934	2,295
Commercial	2,572	986
Consumer and other	1,478	2,392
Total charge-offs	5,984	5,673
Recoveries:
Real Estate:
Commercial	10	86
Construction	200	515
Residential	21	14
Total Real Estate	231	615
Commercial	698	236
Consumer and other	189	329
Total recoveries	1,118	1,180
Net charge-offs	4,866	4,493
Allowance for credit losses at end of period	$61,882	$58,528
Ratio of allowance for credit losses to end of period loans held for investment	1.03%	0.98%
Ratio of net charge-offs to average loans	0.08	0.08
Ratio of allowance for credit losses to nonaccrual loans	136.42	242.38

	As of and For the Nine Months Ended September 30, 2025 (Unaudited)		As of and For the Year Ended December 31, 2024		As of and For the Nine Months Ended September 30, 2024 (Unaudited)
	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
	(Dollars in thousands)

Real estate:
Commercial	$1,668	0.03%	$(349)	0.00%	$(14)	0.00%
Construction	(180)	0.00%	1,746	0.03%	672	0.01%
Residential	215	0.00%	283	0.00%	281	0.01%
Total Real Estate Loans	1,703	0.03%	1,680	0.03%	939	0.02%
Commercial	1,874	0.03%	750	0.01%	595	0.01%
Consumer and Other	1,289	0.02%	2,063	0.04%	1,322	0.03%
Total net charge-offs (recoveries)	$4,866	0.08%	$4,493	0.08%	$2,856	0.06%
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

	As of September 30, 2025 (Unaudited)		As of December 31, 2024		As of September 30, 2024 (Unaudited)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Commercial	$18,741	30.3%	$23,688	40.5%	$18,344	40.7%
Construction	9,475	15.3	8,473	14.5	6,483	14.4
Residential	8,622	13.9	8,394	14.3	6,504	14.4
Total real estate	36,838	59.5	40,555	69.3	31,331	69.5
Commercial	24,491	39.6	17,432	29.8	13,179	29.3
Consumer and Other	553	0.9	541	0.9	533	1.2
Total allowance for credit losses	$61,882	100.0%	$58,528	100.0%	$45,043	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2025, the carrying amount of investment securities totaled $985.9 million, an increase of $92.4 million, or 10.3%, compared to $893.5 million as of December 31, 2024. The increase was primarily due to purchases of mortgage-backed securities and net unrealized gains in the first nine months of 2025. Securities represented 12.4% and 11.4% of total assets as of September 30, 2025, and December 31, 2024, respectively.
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

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$17,586	$-	$432	$17,154
U.S. government agencies	10,094	-	273	9,821
Corporate bonds	42,449	250	2,133	40,566
Mortgage-backed securities	662,166	3,417	29,885	635,698
Municipal securities	299,829	428	17,558	282,699
Total	$1,032,124	$4,095	$50,281	$985,938

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$17,631	$-	$956	$16,675
U.S. government agencies	10,164	-	576	9,588
Corporate bonds	47,855	348	3,038	45,165
Mortgage-backed securities	584,321	542	47,125	537,738
Municipal securities	313,452	23	29,092	284,383
Total	$973,423	$913	$80,787	$893,549
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of September 30, 2025.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both September 30, 2025 and December 31, 2024, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of September 30, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. treasury securities	$7,391	0.79%	$9,763	0.80%	$-	-%	$-	-%	$17,154	0.80%
U.S. government agencies	9,821	0.92%	-	-%	-	-%	-	-%	9,821	0.92%
Corporate bonds	-	-%	8,924	3.88%	31,642	4.94%	-	-%	40,566	4.71%
Mortgage-backed securities	2,471	0.79%	59,766	2.47%	195,925	3.44%	377,536	3.60%	635,698	3.43%
Municipal securities	28,035	1.38%	96,878	1.91%	93,545	2.06%	64,241	3.96%	282,699	2.37%
Total	$47,718	1.17%	$175,331	2.14%	$321,112	3.19%	$441,777	3.65%	$985,938	3.11%

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. treasury securities	$-	-%	$16,675	0.80%	$-	-%	$-	-%	$16,675	0.80%
U.S. government agencies	-	-%	9,588	0.92%	-	-%	-	-%	9,588	0.92%
Corporate bonds	-	-%	6,253	5.00%	38,912	4.90%	-	-%	45,165	4.91%
Mortgage-backed securities	4,081	2.68%	47,501	2.07%	184,576	2.99%	301,580	3.16%	537,738	3.00%
Municipal securities	24,577	1.44%	93,150	1.76%	105,409	1.96%	61,247	2.97%	284,383	2.07%
Total	$28,658	1.61%	$173,167	1.82%	$328,897	2.89%	$362,827	3.13%	$893,549	2.74%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.39 years with an estimated effective duration of 3.61 years as of September 30, 2025.
As of September 30, 2025, and December 31, 2024, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of our consolidated shareholders’ equity as of such respective dates.
As of September 30, 2025, and December 31, 2024, the Company held other equity securities of $44.3 million and $41.1 million, respectively, comprised mainly of FHLB stock, SBICs and Fintech fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2025, were $6.5 billion, a decrease of $4.5 million, or 0.1%, compared to $6.5 billion as of December 31, 2024. Total uninsured deposits were $2.8 billion, or 42.6%, of total deposits as of September 30, 2025 compared to $2.8 billion, or 43.4%, of total deposits as of December 31, 2024. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.

Noninterest-bearing deposits as of both September 30, 2025 and December 31, 2024, were $1.4 billion, an increase of $9.5 million, or 0.7%.
Average deposits for the nine months ended September 30, 2025, were $6.4 billion, an increase of $676.0 million, or 11.8%, over the full year average for the year ended December 31, 2024, of $5.7 billion. The increase was largely attributable to the impact of the acquisition of Oakwood on October 1, 2024. The average rate paid on total interest-bearing deposits decreased over this period from 3.73% for the year ended December 31, 2024, to 3.34% for the nine months ended September 30, 2025. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.66% for the nine months ended September 30, 2025, compared to 2.89% for the year ended December 31, 2024.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2025 (Unaudited)		For the Year Ended December 31, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$785,370	2.58%	$611,561	3.36%
Negotiable order of withdrawal ("NOW") accounts	313,693	2.54%	402,046	2.09%
Limited access money market accounts and savings	2,583,474	3.30%	2,146,610	2.79%
Certificates and other time deposits > $250k	824,583	3.97%	628,929	4.52%
Certificates and other time deposits < $250k	596,808	4.05%	638,087	4.13%
Total interest-bearing deposits	5,103,928	3.34%	4,427,233	3.73%
Noninterest-bearing demand accounts	1,284,745	-%	1,285,445	-%
Total deposits	$6,388,673	2.66%	$5,712,678	2.89%
The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2025, and the year ended December 31, 2024, was 20.1% and 22.5%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at September 30, 2025:

	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000
	(Dollars in thousands) (Unaudited)
3 months or less	$184,049	$113,578
More than 3 months but less than 6 months	151,255	130,601
More than 6 months but less than 12 months	321,301	156,265
12 months or more	170,351	41,214
Total	$826,956	$441,658

Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of September 30, 2025:

Fed Funds Purchase Limits
(Dollars in thousands)
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at both September 30, 2025 and December 31, 2024.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2025, and the year ended December 31, 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of September 30, 2025, and December 31, 2024, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at September 30, 2025, and December 31, 2024. We had an additional $1.4 billion and $1.3 billion of availability through the FHLB at September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, we had $1.0 billion and $907.7 million, respectively, of availability through the Federal Reserve Discount Window.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods indicated. Average total assets equaled $7.8 billion and $7.0 billion for the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively.

	For the Nine Months Ended September 30, 2025 (Unaudited)	For the Year Ended December 31, 2024
Source of Funds:
Deposits:
Noninterest-bearing	16.4%	18.4%
Interest-bearing	65.2	63.5
Subordinated debt (excluding trust preferred securities)	1.2	1.4
Advances from FHLB	5.3	4.6
Other borrowings	0.3	0.4
Bank Term Funding Program	-	0.9
Other liabilities	0.9	0.8
Shareholders' equity	10.7	10.0
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	76.0%	75.8%
Securities available for sale	12.1	13.0
Securities purchased under agreements to resell	0.5	0.2
Interest-bearing deposits in other banks	4.6	4.1
Other noninterest-earning assets	6.8	6.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	20.1%	22.5%
Average loans to average deposits	93.9	93.3
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average net loans increased 16.8% for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the acquisition of Oakwood. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.39 years and an effective duration of 3.61 years as of September 30, 2025. As of December 31, 2024, our securities portfolio had a weighted average life of 4.63 years and an effective duration of 3.79 years.
As of September 30, 2025, we had outstanding $1.6 billion in commitments to extend credit and $50.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had outstanding $1.4 billion in commitments to extend credit and $50.0 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of September 30, 2025, and December 31, 2024 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $525.7 million and $567.6 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $878.4 million as of September 30, 2025, compared to $799.5 million as of December 31, 2024, an increase of $79.0 million, or 9.9%. This increase was primarily due to net income of $65.5 million and other comprehensive income of $26.6 million resulting from the after-tax effect of unrealized gains in our investment securities portfolio, offset with dividends paid on preferred stock and common stock of $16.5 million.

On October 23, 2025, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of November 15, 2025. The dividend is to be paid on November 30, 2025, or as soon as practicable thereafter.
On October 23, 2025, our Board declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2025, in the amount of $0.15 per common share to the common shareholders of record as of November 15, 2025. The dividend is to be paid on November 30, 2025, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2025, and December 31, 2024, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Business First
Total capital (to risk weighted assets)	$928,555	13.22%	$878,914	12.75%
Tier 1 capital (to risk weighted assets)	783,417	11.16%	727,959	10.56%
Common Equity Tier 1 capital (to risk weighted assets)	706,487	10.06%	651,029	9.44%
Tier 1 Leverage capital (to average assets)	783,417	10.00%	727,959	9.53%

b1BANK
Total capital (to risk weighted assets)	$923,408	13.17%	$857,627	12.45%
Tier 1 capital (to risk weighted assets)	861,526	12.28%	799,099	11.60%
Common Equity Tier 1 capital (to risk weighted assets)	861,526	12.28%	799,099	11.60%
Tier 1 Leverage capital (to average assets)	861,526	11.01%	799,099	10.47%
FHLB Advances
Advances from the FHLB totaled approximately $367.4 million and $355.9 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.16% and 4.15%, respectively, and mature within ten years.

Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2025, and December 31, 2024 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $367.4 million and $355.9 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, and December 31, 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.16% and 4.15%, respectively, and mature within ten years. We participated in the Bank Term Funding Program in March 2023 and as of December 31, 2023, had outstanding debt of $300.0 million, at a fixed rate of 4.38% and set to mature on March 22, 2024. We repaid this debt in full at the time of maturity. The subordinated debt totaled $92.6 million and $99.8 million at September 30, 2025 and December 31, 2024, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the three months ended March 31, 2025, $7.0 million of this debt was redeemed for a gain of $630,000. Also, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $660,000 and $833,000 remaining at September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands) (Unaudited)
Non-cancelable future operating leases	$5,922	$10,895	$8,114	$7,148	$32,079
Time deposits	1,207,055	240,072	9,388	-	1,456,515
Subordinated debt	-	10,000	7,500	74,427	91,927
Advances from FHLB	153,169	114,239	25,000	75,000	367,408
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	29,896	-	-	-	29,896
Standby and commercial letters of credit	46,771	3,220	135	16	50,142
Commitments to extend credit	1,006,608	490,635	90,036	57,379	1,644,658
Total	$2,449,421	$869,061	$140,173	$218,970	$3,677,625

	As of December 31, 2024
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$5,888	$10,864	$8,202	$6,844	$31,798
Time deposits	983,140	385,363	28,410	-	1,396,913
Subordinated debt	-	-	17,500	81,427	98,927
Advances from FHLB	82,560	123,315	75,000	75,000	355,875
Subordinated debt - trust preferred securities	-	-	-	5,000	5,000
Securities sold under agreements to repurchase	22,621	-	-	-	22,621
Standby and commercial letters of credit	43,881	5,885	170	16	49,952
Commitments to extend credit	762,661	373,705	144,823	96,685	1,377,874
Total	$1,900,751	$899,132	$274,105	$264,972	$3,338,960
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	5.36%	(5.28%)	8.10%	(0.70%)
+200	3.76%	(3.41%)	5.60%	(0.30%)
+100	1.98%	(1.62%)	2.90%	-%
Base	-%	-%	-%	-%
-100	(1.95%)	1.35%	(2.30%)	0.30%
-200	(3.78%)	2.03%	(5.20%)	(1.30%)
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
Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended September 30, 2025, was $21.2 million, or $0.72 per diluted common share, compared to core net income available to common shareholders of $17.2 million, or $0.68 per diluted common share, for the three months ended September 30, 2024. Notable noncore events impacting earnings for the three months ended September 30, 2025, included a $2.0 million in employee retention tax credits, offset by $1.2 million in acquisition-related expenses and core conversion expenses of $439,000, compared to $319,000 in acquisition-related expenses and $511,000 in core conversion expenses for the same period in 2024.
For the nine months ended September 30, 2025, core net income available to common shareholders, was $60.0 million, or $2.03 per diluted common share, compared to core net income available to common shareholders of $46.3 million, or $1.82 per diluted common share, for the nine months ended September 30, 2024. Notable noncore events impacting earnings for the nine months ended September 30, 2025, included a $155,000 gain on sale of a former bank premises, $3.4 million gain on the sale of a branch, $630,000 gain on the extinguishment of subordinated debt, and $2.0 million in employee retention tax credits, offset by $2.4 million in acquisition-related expenses and core conversion expenses of $1.7 million, compared to a $1.5 million in acquisition-related expenses and $511,000 in core conversion expenses for the same period in 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data) (Unaudited)
Interest Income:
Interest income	$118,688	$102,741	$347,231	$298,622
Core interest income	118,688	102,741	347,231	298,622
Interest Expense:
Interest expense	49,412	46,627	144,930	136,968

Core interest expense	49,412	46,627	144,930	136,968
Provision for Credit Losses:
Provision for credit losses	3,183	1,665	8,220	4,161
Core provision expense	3,183	1,665	8,220	4,161
Other Income:
Other income	11,671	10,774	39,312	32,336
Gains on former bank premises and equipment	-	-	(155)	(50)
(Gains) losses on sale of securities	(77)	13	(29)	14
Gain on sale of branch	-	-	(3,360)	-
Gain on extinguishment of debt	-	-	(630)	-
Core other income	11,594	10,787	35,138	32,300
Other Expense:
Other expense	48,882	42,450	150,666	128,082
Acquisition-related expenses (2)	(1,157)	(319)	(2,406)	(1,453)
Core conversion expenses	(439)	(511)	(1,663)	(511)
Employee retention tax credit	1,997	-	1,997	-
Core other expense	49,283	41,620	148,594	126,118
Pre-Tax Income:
Pre-tax income	28,882	22,773	82,727	61,747
Gains on former bank premises and equipment	-	-	(155)	(50)
(Gains) losses on sale of securities	(77)	13	(29)	14
Gain on sale of branch	-	-	(3,360)	-
Gain on extinguishment of debt	-	-	(630)	-
Acquisition-related expenses (2)	1,157	319	2,406	1,453
Core conversion expenses	439	511	1,663	511
Employee retention tax credit	(1,997)	-	(1,997)	-
Core pre-tax income	28,404	23,616	80,625	63,675
Provision for Income Taxes: (1)
Provision for income taxes	6,026	4,930	17,225	13,128
Tax on gains on former bank premises and equipment	-	-	(33)	(11)
Tax on (gains) losses on sale of securities	(16)	3	(6)	3
Tax on gain on sale of branch	-	-	(833)	-
Tax on gain on extinguishment of debt	-	-	(133)	-
Tax on acquisition-related expenses (2)	157	-	403	91
Tax on core conversion expenses	93	108	352	108
Tax on employee retention tax credit	(422)	-	(422)	-
Core provision for income taxes	5,838	5,041	16,553	13,319
Preferred Dividends
Preferred dividends	1,351	1,351	4,051	4,051
Core preferred dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders:
Net income available to common shareholders	21,505	16,492	61,451	44,568

Gains on former bank premises and equipment , net of tax	-	-	(122)	(39)
(Gains) losses on sale of securities, net of tax	(61)	10	(23)	11
Gain on sale of branch, net of tax	-	-	(2,527)	-
Gain on extinguishment of debt, net of tax	-	-	(497)	-
Acquisition-related expenses (2), net of tax	1,000	319	2,003	1,362
Core conversion expenses, net of tax	346	403	1,311	403
Employee retention tax credit, net of tax	(1,575)	$-	(1,575)	$-
Core net income available to common shareholders	$21,215	$17,224	$60,021	$46,305
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.73	$0.65	$2.08	$1.75
Gains on former bank premises and equipment , net of tax	-	-	-	-
(Gains) losses on sale of securities, net of tax	-	-	-	-
Gain on sale of branch, net of tax	-	-	(0.09)	-
Gain on extinguishment of debt, net of tax	-	-	(0.02)	-
Acquisition-related expenses (2), net of tax	0.03	0.01	0.07	0.05
Core conversion expenses, net of tax	0.01	0.02	0.04	0.02
Employee retention tax credit, net of tax	(0.05)	-	(0.05)	-
Core diluted earnings per common share	$0.72	$0.68	$2.03	$1.82
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$878,440	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	806,510	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,136)	(17,252)
Total tangible common equity	$670,228	$588,712
Common shares outstanding (1)	29,615,370	29,552,358
Book value per common shares (1)	$27.23	$24.62
Tangible book value per common shares (1)	22.63	19.92
____________________________
(1)Excludes the dilutive effect, if any, of 131,911 and 198,238 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2025 and December 31, 2024, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands, except per share data) (Unaudited)
Tangible Common Equity
Total shareholders' equity	$878,440	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	806,510	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,136)	(17,252)
Total tangible common equity	$670,228	$588,712
Tangible Assets
Total Assets	$7,953,862	$7,857,090
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(15,136)	(17,252)
Total tangible assets	$7,817,580	$7,718,266
Common Equity to Total Assets	10.1%	9.3%
Tangible Common Equity to Tangible Assets	8.6	7.6
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
Remediation of Material Weakness
As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to design and operation of information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which we have outsourced to a third party service provider. Management has implemented remediation steps to address the material weakness through (i) an independent audit firm performing agreed upon procedures (“AUP”) testing and confirming the segregation of duty control had been appropriately remediated during the first quarter of 2025, and (ii) the Company’s monitoring of the third party service provider’s system during the first and second quarter of 2025 to ensure that no changes occurred with respect to the area of the IT system in which the material weakness was identified. Additionally, the Company successfully converted to a new core processing system during the last week of May 2025 and is no longer relying on the previous core processing system. The Company has concluded that the material weakness has been effectively remediated as of June 30, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Not applicable.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

BUSINESS FIRST BANCSHARES, INC.

October 30, 2025	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

October 30, 2025	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer