Form 10-K
period 2025-12-31
Business First Bancshares, Inc.
filed 2026-02-26
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates was computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $697.9 million.
As of February 20, 2026, there were 32,710,447 outstanding shares of the registrant’s common stock, $1.00 par value per share.

Document Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement, or an Amended Annual Report on Form 10-K/A containing such Part III information, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
Since our founding in 2006, our mission has not changed – we seek to be the financial institution of choice for our markets’ small-to-midsized businesses and their owners and employees. To achieve this goal, we focus on recruiting, retaining and empowering talented bankers who are intimately familiar with and well respected in the communities that they serve, and on providing market-leading products and services that add value to our customers’ businesses. We are currently one of the largest Louisiana-based financial institutions. As of December 31, 2025, on a consolidated basis, we had total assets of $8.2 billion, total loans of $6.2 billion, total deposits of $6.7 billion and shareholders’ equity of $896.9 million.
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
•Opportunistic Market Expansion. We are well-positioned to expand along the I-10/12 and I-20 corridors, East Texas markets to the west, and into the Jackson and Gulfport/Biloxi, Mississippi markets to the east, as well as growing our markets in the Dallas/Fort Worth metroplex and Houston. We believe these markets have attractive demographics and a significant concentration of small-to-midsized businesses and high net worth individuals that are historically underserved by the banking industry. We intend to focus on growing into these markets as we identify specific opportunities to recruit talented and entrepreneurial teams of local bankers who fit our culture and banking strategy. Except for the acquisition of Texas Citizens Bancorp, Inc. ("TCBI"), and our expansion into the Houston market, each of our entries into new markets to date have been accomplished organically.
•Disciplined Acquisition Strategy. While we will remain focused on organic expansion, we will continue to identify and evaluate opportunities for strategic business acquisitions as they arise from time to time.

We have historically maintained a disciplined and conservative approach to strategic acquisitions, with our acquisitions to date being (i) the acquisition of American Gateway Financial Corporation within our home market of Baton Rouge in 2015; (ii) the acquisition of Minden Bancorp, Inc. within our second oldest market, Northwest Louisiana, on January 1, 2018; (iii) the acquisition of Richland State Bancorp, Inc., which is in the Northeast Louisiana region, on December 1, 2018; (iv) the acquisition of Pedestal Bancshares, Inc., which operated in southern Louisiana, on May 1, 2020; (v) the acquisition of Smith Shellnut Wilson, LLC, which operates out of the Jackson, Mississippi area, on April 1, 2021; (vi) the acquisition of Texas Citizens Bancorp, Inc., which operates in Houston, Texas, on March 1, 2022; (vii) the acquisition of Waterstone LSP, LLC, which operates in Katy, Texas, on January 31, 2024; (viii) the acquisition of Oakwood Bancshares, Inc., which operates in the Dallas, Texas area, on October 1, 2024; and (ix) the acquisition of Progressive Bancorp, Inc., which operates in north Louisiana, on January 1, 2026, the last three of which are described in further detail below. We will carefully consider acquisition opportunities that we believe are consistent with our strategic vision and provide attractive risk-adjusted returns to our shareholders.
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
Oakwood Bancshares, Inc. ("Oakwood"). On October 1, 2024, we consummated the merger of Oakwood, the parent bank holding company for Oakwood Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of that certain Agreement and Plan of Reorganization (the "Oakwood Reorganization Agreement"), dated April 25, 2024, by and between Business First and Oakwood. Immediately following consummation of the Oakwood acquisition, Oakwood Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Oakwood Reorganization Agreement, upon consummation of the Oakwood acquisition, we issued 3,973,134 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had $863.6 million in total assets, $700.2 million in loans and $741.3 in total deposits.
Progressive Bancorp, Inc. (“Progressive”). On January 1, 2026, we consummated the merger of Progressive, the parent bank holding company for Progressive Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of that certain Agreement and Plan of Reorganization (the "Progressive Reorganization Agreement"), dated July 7, 2025, by and between Business First and Progressive. Immediately following consummation of the Progressive acquisition, Progressive Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Progressive Reorganization Agreement, upon consummation of the Progressive acquisition, we issued 3,192,367 shares of our common stock to the former shareholders of Progressive. As of December 31, 2025, Progressive had $773.8 million in total assets, $597.2 million in loans and $684.9 million in total deposits.
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
Commercial Real Estate Loans. We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms are generally five years or less and amortization is generally limited to 25 years or less, although payments may be structured on a longer amortization basis in unusual cases. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business supported by a review of the principal owners’ personal financial statements and global debt service obligations. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied and non-owner occupied offices/warehouses/production facilities, office buildings, hotels, mixed-use residential/commercial properties, retail centers and multi-family properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.
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
Loan Approval Process. We seek to achieve an appropriate balance between prudent, disciplined underwriting and flexibility in our decision-making and responsiveness to our customers. As of December 31, 2025, the Board set the “in-house” household lending limit at $60.0 million with an additional borrower “in-house” lending limit of $20.0 million as of such date. Our credit underwriters are based throughout our footprint and service all of our markets from those locations.

Our credit approval policies provide for various levels of officer and senior management lending authority for new credits and renewals, which are based on position, capability and experience. We approve loans under four types of authority, Matrix (which includes Executive and Directors’ Loan Committees), Incremental, Small Business, and Consumer authority. All commercial loans require a minimum of two approvers (the banker and at least one other individual with higher authority). Generally, relationships $2.0 million and below are approved within the Centralized Credit Underwriting department which is comprised of credit individuals who are independent of the lending division. The Chief Executive Officer, President, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer and regional credit officers have authority up to $2.5 million, regional chairman have authority up to $2.0 million. A combination of the Chief Banking Officer and Chief Credit Officer (or their assigns) may approve up to $10.0 million. All relationships exceeding $10.0 million are approved by the Executive Loan Committee. All relationships exceeding $60.0 million or borrowers exceeding $20.0 million are required to be approved by the Director’s Loan Committee, which is comprised of board members. Loans may be approved using the Incremental authority when the relationship has already been approved using the Matrix authority, with senior lenders being able to approve up to $250,000, market leaders being able to approve up to $350,000, regional presidents and higher authorities up to $1.5 million, cumulatively. Consumer loans which present an aggregate lending exposure under $10.0 million are approved on a transactional basis by appropriate consumer lending personnel using credit underwriting software which recommends approval or decline based on Bank policy guidelines. Loans exceeding the noted amounts or loans with policy exceptions must be approved by an appropriate override authority (including Senior or Executive level management or Loan Committee authority), which we believe provides platform scalability and furthers our fair lending compliance efforts. These parameters are reviewed periodically by the Bank’s board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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

Structure. As of December 31, 2025, we proudly employ 821 full-time and 21 part-time employees (for a total of 842 employees). Our employees reside in Louisiana, Mississippi, Texas, and 9 other states with remote employees. Full-time equivalents (FTEs) as of December 31, 2025, were 831.
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
Productivity. We carefully manage the size of our workforce and reallocate resources as needed. For 2025, we managed an average of $7.4 million in loans held for investment and $8.1 million in deposits per FTE.
Diversity. We continue to recruit and retain women and minorities. In 2025, our Intern Insights Program, which creates a pipeline between diverse talent and the banking industry, experienced significant growth and success as we hosted twelve interns from four Louisiana universities. Furthermore, in 2025, we continued the use of online exit surveys to provide feedback and help increase retention of women and ethnic minorities. As of December 31, 2025, our colleagues had the following attributes:

	Female	Minority(3)
Employees	559 total (67.2%)	157 total (28.1%)
Officials and Managers(1)	102 total (56.4%)	21 total (20.6%)
Executive Officers(2)	3 total (30.0%)	0 total (0.0%)
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
In 2025, Talent Development continues to strengthen leadership capability across the organization through redesigned and targeted development experiences. The “Leading b1” manager program has been fully reimagined and relaunched as a 2.5-day workshop. It covers immersive leadership experience focused on coaching, performance management, and leading through change.
Talent Development partnered with business leaders to strengthen operational consistency, risk awareness, and compliance across the organization. Key initiatives included standardized training for frontline practices, system readiness training for retail operations, and targeted programs addressing fraud prevention and compliance. One training to note was “The First Domino: Stopping Fraud in its Tracks”. Talent Development remains a key partner in positioning b1BANK to adapt, perform, and grow in a dynamic financial services environment.

Our average tenure is 6.5 years of service. During 2025, we had 82 internal employee promotions, 147 external hires, and 9 rehired employees. Employee turnover for 2025 was 21.0%, which includes the positions that were eliminated following the Oakwood conversion.
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
The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% above its minimum risk-based capital requirements that must be composed of common equity Tier 1 capital. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Additionally, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer, or reduce dividends paid on common stock and share repurchases under certain circumstances, including where the company’s prospective rate of earnings is not consistent with the company’s capital needs or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. The Federal Reserve has recently supplemented this guidance to reiterate the need for bank holding companies to consult with the Federal Reserve sufficiently in advance of the proposed payment of a dividend in certain circumstances. As of December 31, 2025, the Company’s capital meets or exceeds these capital requirements, including the buffer.
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
Capital Adequacy Requirements. The FDIC and Louisiana Office of Financial Institutions (the "Louisiana OFI") monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios similar to those applied at the holding company level. These agencies consider the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the bank and the banking system. Under the revised capital rules which became effective on January 1, 2015, the Bank is required to maintain four minimum capital standards: (1) a leverage capital ratio of at least 4.0%, (2) a common equity Tier 1 risk-based capital ratio of 4.5%, (3) a Tier 1 risk-based capital ratio of at least 6.0%, and (4) a total risk-based capital ratio of at least 8.0%.
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
As previously mentioned, the Company and Bank elected to adopt the CBLR framework for the year ended December 31, 2020 and elected to revert to the risk weighted ratios for the years ended thereafter.
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
To be well capitalized, a financial institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. As of December 31, 2025, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework currently in effect.
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
Branching. Under Louisiana law, the Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the Louisiana Office of Financial Institutions. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. In 2025, the FDIC, the Bank’s primary federal regulator, approved a final rule to streamline the process for the establishment and relocation of domestic branches. Although new branches must still be approved by the FDIC, provides that most branch establishment or relocation filings that qualify for expedited processing will be deemed approved within three business days after submission. Additionally, the final rule significantly reduces the volume of information required to be submitted in branch establishment or relocation filings. The Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
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
Mortgage Lending Rules. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and related rules, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The rules define “qualified mortgages” to have certain specified characteristics and prohibit certain loans, including interest only loans and negative amortization loans, from being qualified mortgages. In 2021, the CFPB replaced the previous debt-to-income limitations with a revised qualified mortgage definition. The revised qualified mortgage definition is based on the relationship of the loan’s annual percentage rate to the average prime offer rate. Additionally, the CFPB has issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination and integrated mortgage disclosure rules.
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
The Office of Foreign Assets Control ("OFAC") administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
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
We conduct our operations exclusively in the state of Louisiana, in the Dallas/Fort Worth metroplex and Houston. As of December 31, 2025, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in our markets and the substantial majority of our secured loans were secured by collateral located in our markets. Accordingly, we are exposed to risks associated with a lack of geographic diversification as any regional or local economic downturn that affects our markets, our existing or prospective borrowers, or property values in our markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.
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
Our loan portfolio includes owner-occupied and non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate acquisition, construction and development loans. As of December 31, 2025, approximately $3.3 billion, or 52.5% of our loan portfolio is secured by commercial and construction real estate. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for credit losses, which would reduce our profitability, and could adversely affect our business, financial condition, results of operations and prospects.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
The market value of real estate can fluctuate significantly in a short period of time. As of December 31, 2025, approximately $4.2 billion, or 67.8%, of our total loans were comprised of loans with real estate as a primary or secondary component of collateral. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect our business, financial condition, and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could have an adverse effect on our business, financial condition and results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter, own and operate such property, in which case, we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2025, we held approximately $13.0 million in other real estate owned (“OREO”). The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of OREO, could have an adverse effect on our business, financial condition and results of operations.
A large portion of our loan portfolio is comprised of commercial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could expose us to credit losses and could adversely affect our business, financial condition and results of operations.
As of December 31, 2025, approximately $1.9 billion, or 31.0%, of our total loans were commercial loans to businesses. In general, these loans are collateralized by general business assets, including, among other things, accounts receivable, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate business, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.
Our portfolio contains a number of large loans to certain borrowers, and deterioration in the financial condition of these large loans could have a significant adverse impact on our asset quality.
Our growth over the past several years has been partially attributable to our ability to originate and retain relatively large loans given our asset size. As of December 31, 2025, our average loan size (including unfunded commitments) was approximately $542,000. Further, as of December 31, 2025, our 10 largest borrowing relationships ranged from approximately $50.0 million to $140.0 million (including unfunded commitments) and averaged approximately $65.0 million in total commitments. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for credit losses could increase significantly, which could have an adverse effect on our business, financial condition and results of operations.
Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
We maintain an allowance for credit losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio, including unfunded commitments. As of December 31, 2025, our allowance for credit losses totaled $58.1 million, which represents approximately 0.94% of our total loans held for investment. The level of the allowance reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The allowance also incorporates our current views on our current risk management practices, which may change in the future. Additionally, the allowance incorporates historical industry loss data as part of the estimate. The determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance for credit losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need additional provisions for credit losses to restore the adequacy of our allowance for credit losses. Finally, the measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board (“FASB”) issued a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Upon adoption of the guidance on January 1, 2023, we recognized an $827,000 reduction to retained earnings, after recording the relating deferred tax asset adjustment at our adjusted tax rate. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Moreover, the CECL model is heavily dependent on macroeconomic forecasts, with changes in those forecasts potentially requiring material increases to our level of allowance for credit losses which could adversely affect our business, financial condition, results of operations, and capital.
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
A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2025, we had $1.7 billion in unfunded credit commitments to our customers. Actual borrowing needs of our customers may exceed our expectations, especially during a challenging economic environment when our customers’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2025, 49.7% of our earning assets and 67.7% of our interest-bearing liabilities were variable rate. As of December 31, 2025, our modeled interest sensitivity is modestly asset sensitive. Should the assumptions in the model occur, we estimate our net interest income to experience a minor increase if rates rise, and a minor decrease if rates decline. However, it is likely that customer and market responses would differ from those in the model, and there is no guarantee that actual results will match modeled results.
Interest rates increased rapidly during 2022 and 2023 to levels that we have not experienced in recent history. Interest rates subsequently declined in 2024 and 2025, but have not returned to pre-2022 levels. An increase or stabilization in interest rates could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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
As of December 31, 2025, $754.3 million, or approximately 11.3%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
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
Along with its core deposits, the Bank utilizes alternative funding methods, including brokered and wholesale time deposits, short- and long-term borrowings through a correspondent bank, FHLB advances, Bank Term Funding Program (“BTFP”), securities sold under agreements to repurchase and Federal Funds Purchased borrowings. As of December 31, 2025, brokered and wholesale deposits, including reciprocal deposits, comprised 18.8% of our total deposits, and our borrowings comprised 61.5% of our total shareholders’ equity. As a result of the rise in interest rates during 2022 and 2023, these funding sources have become significantly more expensive than in past years. If we continue to use these alternative funding methods, our interest expense will decline. If these funding sources become more expensive or difficult to access, our net interest income may decline, our liquidity and ability to make new loans may be impaired, or we may fail to meet regulatory capital requirements, any of which could have an adverse effect on our business, financial condition and results of operations.
The fair value of our investment securities can fluctuate due to factors outside of our control.
As of December 31, 2025, the fair value of our investment securities portfolio was approximately $989.2 million, which included a net unrealized loss of approximately $42.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. The Federal Open Market Committee raised the target federal funds rate several times in 2022 and 2023 and reduced them several times in 2024 and 2025. In addition to market interest rates, other factors that could cause adverse changes to the fair value of our securities include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer with respect to the underlying securities, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.
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
It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals intent on committing cyber-crime. Controls employed by our information technology department and our other employees and vendors could prove inadequate. In the last few years, the number of cyber incidents has drastically increased. The sophistication of these cyber incidents has also increased, and is expected to increase further, as cyber-criminals utilize artificial intelligence and related emerging technologies. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have an adverse effect on our business, results of operations, financial condition, and future prospects.
Additionally, the cyber-resilience of banking organizations has become of increased importance to federal and state banking regulators. New or revised laws and regulations designed to address cybersecurity risks may impact our current and planned privacy, data protection and information security-related policies, the collection, use, sharing, retention and safeguarding of customer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws may result in additional compliance and technology costs, which could adversely affect our profitability.
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
Our goodwill impairment test is performed annually and was completed as of October 1, 2025. The annual test did not indicate any impairment as of the testing date. We estimate the fair value of the reporting unit compared to its carrying value including goodwill. If the carrying amount of the reporting unit goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. Following the testing date, management determined no triggering event had occurred through December 31, 2025. As of December 31, 2025, our goodwill totaled $121.1 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.
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
The Federal Reserve, the FDIC, and the Louisiana OFI periodically conduct examinations of various aspects of our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or the Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us or the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance and place it into receivership or conservatorship. Any such regulatory action could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the 2008 Global Financial Crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund and again in response to the high-profile bank failures that occurred in 2023. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, and results of operations.
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
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2025, we were within the 300.0% regulatory guideline for commercial real estate, as well as the 100.0% regulatory guideline for construction, land development, and other land loans due to the timing of draws on several larger construction and development projects. We have documented procedures and systems in place to manage and monitor our commercial real estate exposures in excess of regulatory guidelines. It should be noted, however, that increases in our commercial real estate lending, particularly as we expand into metropolitan markets and make more of these loans, could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will impact our operations or capital requirements. Management has implemented controls to monitor our commercial real estate lending concentrations as well as the progress of commercial real estate construction projects with loans exceeding $1.0 million, but we cannot predict the extent to which this guidance will impact our operations or capital requirements.
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
Our articles of incorporation authorize us to issue up to 50,000,000 shares of common stock. As of February 20, 2026, there are 32,710,447 shares of our common stock issued and outstanding. We may issue shares of our common stock or other securities from time to time for any number of reasons, including as consideration for future acquisitions and investments and under compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those securities in connection with any such acquisitions and investments.
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
ITEM 1B.  Unresolved Staff Comments.
Not applicable.
ITEM 1C.  Cybersecurity.
Cybersecurity Risk Management and Strategy
Financial institutions have an obligation to customers, consumers and stakeholders to safeguard the confidentiality, integrity and availability of nonpublic, sensitive information and the information systems used to store, transmit or process such information. Consistent with industry guidelines, such as the National Institute of Standards and Technology Cybersecurity framework, and regulatory requirements, guidelines and standards, b1BANK’s cybersecurity program has been adopted to fulfill this obligation by establishing and employing administrative, technical and physical safeguards to maintain a secure and dependable infrastructure and environment. This program focuses on identifying and addressing threats to the company and its customers and contributes corporate decision-making guidance for cybersecurity and risk management objectives.
Effectively defending against cybersecurity threats demands a concentrated, collaborative approach and, as such, supplementary programs and processes have been instituted into cybersecurity and risk management strategies.

We employ a multilayered approach to assessing, identifying and managing material risks from cybersecurity threats. These processes include continuous monitoring of global threat intelligence, vulnerability management processes, incident alerting and periodic, independent audits.
Our risk assessment methodology evaluates potential impacts to critical systems and sensitive information across operational, financial, legal, and reputational domains, enabling us to determine whether a cybersecurity threat or incident is material. Materiality determinations follow structured criteria consistent with emerging industry practices and SEC guidance.
Security considerations are integrated into our enterprise risk management (ERM) program. Cyber risks are incorporated into the Company’s risk taxonomy, risk appetite framework, and enterprise‑level risk assessments, ensuring consistency in how operational risks—including technology and security risks—are identified, prioritized, and managed.
We maintain incident response and business continuity plans that provide structured processes to contain, eradicate, and recover from cybersecurity events. These plans are tested at least annually and updated as necessary to reflect emerging threats, operational changes, and regulatory developments.
We also manage cybersecurity risks arising from third‑party service providers through a dedicated vendor management program. Service providers are subjected to comprehensive due‑diligence reviews, contract controls, and ongoing monitoring.
Governance
Our Board of Directors, through its Risk Committee, provides oversight of cybersecurity risk. The Committee receives quarterly reports from management regarding cybersecurity events, vulnerability trends, risk assessments, and program maturity.
Management of cybersecurity risk is led by our Chief Information Security Officer (“CISO”), who has over 20 years of information security experience and maintains relevant industry certifications. The CISO is responsible for implementing and monitoring the cybersecurity program and reports directly to the Chief Operating Officer (“COO”). Consistent with peer disclosures, our management structure ensures that individuals with appropriate expertise lead cybersecurity functions and regularly communicate with the Board.
Our cybersecurity governance model includes cross‑functional committees and working groups responsible for coordinating risk assessments, program enhancements, incident response preparedness, and alignment with regulatory requirements.
Security awareness and training programs are mandatory for all employees, reinforcing a security‑focused culture across the enterprise.
Cybersecurity Incidents
We assess whether identified cybersecurity incidents are material under applicable regulatory standards. During the reporting period, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Bank.
We continue to monitor the evolving threat landscape and adapt our controls accordingly. While immaterial cybersecurity incidents may occur from time to time, our established controls and incident response processes have effectively mitigated these events without material impact.
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

PART II
ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “BFST”. Our common shares have been traded on the Nasdaq Global Select Market since April 11, 2018. Prior to that date, there was no public trading market for our common stock. As of February 20, 2026, there were 32,710,447 issued and outstanding shares of our common stock held of record by approximately 1,073 shareholders. We also had outstanding 80,726 options to purchase shares of our common stock issued under our equity compensation plans, as described below.
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

In January 2007, our board of directors adopted an amendment to the 2006 Stock Option Plan which increased the number of available shares under the plan from 450,000 to 1,500,000. Our 2006 Stock Option Plan expired on December 22, 2016 and we are no longer permitted to issue additional stock options under this plan. As of December 31, 2025, we had no outstanding and unexercised stock options to purchase our common stock outstanding that had been issued to our executive officers and key personnel.

On June 29, 2017, our shareholders approved the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the issuance of up to 500,000 shares of our common stock pursuant to various types of equity grants and awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes our employees, directors and consultants. In June 2022, our shareholders approved an amendment to the 2017 Plan, which increased the number of shares of common stock issuable pursuant to equity grants and awards under the plan from 500,000 to 900,000. Additionally, the number of shares issuable under the 2017 Plan was increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of our common stock in connection with the TCBI acquisition on March 1, 2022. The 2017 Plan was combined into the 2024 Equity Incentive Plan, as described below, on August 15, 2025.

On May 23, 2024, our shareholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) which reserved 645,000 shares of common stock, plus any shares available for issuance under the 2017 Plan and any underlying awards outstanding under the 2017 Plan as of the effective date of the 2024 Plan that are terminated or canceled without having been exercised or are forfeited, canceled or repurchased by the Company, for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. In addition, the number of shares issuable under the 2024 Plan was increased by 207,293 shares as a result of the conversion of Oakwood stock options to Company stock options in connection with the Oakwood acquisition on October 1, 2024. In total, the 2024 Plan has reserved 852,293 shares of common stock for grant, award, or issuance to eligible participants, all of which may be subject to incentive stock option treatment. As of December 31, 2025, there were 195,792 shares of common stock issued under the 2024 Plan to our employees, directors or consultants, of which 193,847 shares are subject to outstanding and unexercised stock options to purchase shares of our common stock, and 676,437 shares of common stock remain available for grant. As of May 23, 2024, there will be no future awards made under the 2017 Plan.

The following table summarizes information as of December 31, 2025 relating to the number of securities to be issued upon the exercise of the outstanding options and warrants and their weighted-average exercise price.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensations plans approved by security holders	80,726	$23.48	676,437
Equity compensation plans not approved by security holders	—	—	—
Total equity compensation plans	80,726	$23.48	676,437
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On October 28, 2025, our board of directors approved a stock repurchase program which authorizes Business First to repurchase shares of its common stock with an aggregate purchase price of up to $30,000,000 from time to time, subject to certain limitations and conditions. The stock repurchase program became effective immediately and will continue until October 28, 2027. The stock repurchase program does not obligate Business First to repurchase any shares of its common stock.
Business First repurchased 150,504 shares for $3.7 million under the 2025 stock repurchase program between October 28, 2025, and December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approx. dollar value) of shares yet to be purchased under the plan (in thousands)
October 1 through October 31, 2025	26,956	$24.54	26,956	$29,339
November 1 through November 30, 2025	123,548	24.85	123,548	26,269
December 1 through December 31, 2025	—	—	—	26,269
TOTAL	150,504	$24.79	150,504	$26,269
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Index and the KBW Nasdaq Regional Bank Index (“KRX”) for the period beginning on January 1, 2021 through December 31, 2025. The following assumes $100 invested on January 1, 2021 in our common stock at the closing price of $20.36 per common share, otherwise reflects our stock and the S&P 500 and KRX values as of close of trading, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

250.00
200.00
150.00
100.00
50.00
0.00
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
BFST
S&P 500
KRX

Date	BFST	S&P 500	KRX
12/31/2020	$100.00	$100.00	$100.00
3/31/2021	118.03	106.17	129.71
6/30/2021	113.78	115.25	127.86
9/30/2021	116.56	115.92	131.97
12/31/2021	141.68	128.71	136.64
3/31/2022	122.36	122.79	133.67
6/30/2022	107.77	103.02	117.65
9/30/2022	109.49	97.99	122.27
12/31/2022	113.21	105.40	127.17
3/31/2023	88.20	113.30	104.33
6/30/2023	78.21	123.20	98.34
9/30/2023	97.99	119.17	100.68
12/31/2023	129.48	133.10	126.66
3/31/2024	117.77	147.15	119.26
6/30/2024	115.76	153.46	116.03
9/30/2024	137.31	162.49	134.31
12/31/2024	138.22	166.40	143.38
3/31/2025	131.71	159.29	135.48
6/30/2025	134.09	176.72	140.28
9/30/2025	129.19	191.08	148.74
12/31/2025	143.86	196.16	152.71
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
The following discussion and analysis is to focus on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2024 to December 31, 2025 and its results of operations for the year ended December 31, 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this Report, particularly the consolidated financial statements and related notes appearing in Item 8. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this statement, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements. A discussion regarding significant changes in the financial condition of Business First and its subsidiaries from December 31, 2023 to December 31, 2024 and its results of operations for the year ended December 31, 2024 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025, as amended, which is available on the SEC’s website at www.sec.gov and on the Company’s website, www.b1bank.com.
Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex and Houston. We currently operate out of banking centers and loan production offices in markets across Louisiana and Texas. As of December 31, 2025, we had total assets of $8.2 billion, total loans of $6.2 billion, total deposits of $6.7 billion, and total shareholders’ equity of $896.9 million.
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

Federal Reserve Bank’s Discount Window
On April 11, 2023, the Bank opened two new lines of credit for additional contingent liquidity, totaling $967.3 million and $907.7 million as of December 31, 2025 and 2024, respectively, through the Federal Reserve discount window. The Bank has not yet drawn on either of the lines of credit as of the date of this report.
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
Acquisition of Oakwood
On October 1, 2024, we consummated the merger of Oakwood, the parent bank holding company for Oakwood Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of the Reorganization Agreement. Immediately following the consummation of the Oakwood acquisition, Oakwood Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Oakwood acquisition, we issued 3,973,134 shares of our common stock to the former shareholders of Oakwood. As of September 30, 2024, Oakwood had $863.6 million in total assets, $700.2 million in loans and $741.3 million in total deposits.
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
Acquisition of Progressive
On January 1, 2026, we consummated the merger of Progressive, the parent bank holding company for Progressive Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of the Progressive Reorganization Agreement. Immediately following consummation of the Progressive acquisition, Progressive Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Progressive Reorganization Agreement, upon consummation of the Progressive acquisition, we issued 3,192,367 shares of our common stock to the former shareholders of Progressive. As of December 31, 2025, Progressive had $773.8 million in total assets, $597.2 million in loans and $684.9 million in total deposits.
Financial Highlights
The financial highlights as of and for the year ended December 31, 2025 include:
•Total assets of $8.2 billion, a $357.7 million, or 4.6%, increase from December 31, 2024.
•Total loans held for investment of $6.2 billion, a $208.1 million, or 3.5%, increase from December 31, 2024.
•Total deposits of $6.7 billion, a $187.3 million, or 2.9%, increase from December 31, 2024.
•Net income available to common shareholders of $82.5 million, a $22.8 million, or 38.1%, increase from the year ended December 31, 2024.
•Net interest income of $273.2 million, a $45.8 million, or 20.1%, increase from the year ended December 31, 2024.

•An allowance for credit losses of 0.94% of total loans held for investment, compared to 0.98% as of December 31, 2024, and a ratio of nonperforming loans to total loans held for investment of 1.24%, compared to 0.42% as of December 31, 2024.
•Earnings per common share for the year ended December 31, 2025 of $2.81 per basic common share and $2.79 per diluted common share, compared to $2.27 per basic common share and $2.26 per diluted common share for the year ended December 31, 2024.
•Return to common shareholders on average assets of 1.05% compared to 0.86% for the year ended December 31, 2024.
•Return to common shareholders on average common equity of 10.59% compared to 9.54% for the year ended December 31, 2024.
•Capital Ratios included Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.08%, 9.94%, 11.00% and 12.93%, respectively, compared to Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 9.53%, 9.44%, 10.56% and 12.75% for the year ended December 31, 2024.
•Book value per common share of $27.95, an increase of 13.5% from $24.62 at December 31, 2024.
Results of Operations for the Years Ended December 31, 2025 and 2024
Performance Summary
For the year ended December 31, 2025, net income available to common shareholders was $82.5 million, or $2.81 per basic common share and $2.79 per diluted common share, compared to net income available to common shareholders of $59.7 million, or $2.27 per basic common share and $2.26 per diluted common share, for the year ended December 31, 2024. Return to common shareholders on average assets increased to 1.05% for the year ended December 31, 2025 from 0.86% for the year ended December 31, 2024. Return to common shareholders on average common equity increased to 10.59% for the year ended December 31, 2025, as compared to 9.54% for the year ended December 31, 2024.
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
For the year ended December 31, 2025, net interest income totaled $273.2 million, and net interest margin and net interest spread were 3.69% and 2.89%, respectively. For the year ended December 31, 2024, net interest income totaled $227.4 million and net interest margin and net interest spread were 3.48% and 2.55%, respectively. The average yield on the loan portfolio was 6.96%, for the year ended December 31, 2025, compared to 7.03% for the year ended December 31, 2024, and the average yield on total interest-earning assets was 6.28% for the year ended December 31, 2025, compared to 6.35% for the year ended December 31, 2024. For the year ended December 31, 2025, overall cost of funds (which includes noninterest-bearing deposits) decreased 25 basis points compared to the year ended December 31, 2024.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2025, 2024 and 2023, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below is net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield.

	For the Years Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate

Assets
Interest-earning assets:
Total loans	$6,023,214	$419,197	6.96%	$5,327,466	$374,555	7.03%	$4,859,637	$323,327	6.65%
Securities	962,566	29,016	3.01	907,736	24,502	2.70	898,771	20,125	2.24
Securities purchased under agreements to resell	33,178	1,692	5.10	13,657	757	5.54	—	—	—
Interest-bearing deposits in other banks	383,504	15,106	3.94	287,474	14,950	5.20	180,997	9,875	5.46
Total interest-earning assets	7,402,462	465,011	6.28	6,536,333	414,764	6.35	5,939,405	353,327	5.95
Allowance for loan losses	(56,902)			(43,931)			(41,665)
Noninterest-earning assets	528,183			481,333			444,140
Total assets	$7,873,743	$465,011		$6,973,735	$414,764		$6,341,880	$353,327
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,134,522	$168,923	3.29%	$4,427,233	$165,094	3.73%	$3,566,216	$106,908	3.00%
Subordinated debt	93,765	4,952	5.28	99,884	5,394	5.40	105,369	5,323	5.05
Subordinated debt - trust preferred securities	5,000	395	7.90	5,000	447	8.94	5,000	430	8.60
Bank Term Funding Program	—	—	—	64,754	2,788	4.31	253,706	11,313	4.46
Advances from FHLB	400,849	16,973	4.23	317,462	13,164	4.15	329,726	13,702	4.16
Other borrowings	23,337	605	2.59	19,464	494	2.54	21,825	522	2.39
Total interest-bearing liabilities	5,657,473	191,848	3.39	4,933,797	187,381	3.80	4,281,842	138,198	3.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,296,162			1,285,445			1,412,979
Other liabilities	69,698			56,649			44,173
Total noninterest-bearing liabilities	1,365,860			1,342,094			1,457,152
Shareholders' equity:
Common shareholders' equity	778,480			625,914			530,956
Preferred equity	71,930			71,930			71,930
Total shareholders' equity	850,410			697,844			602,886
Total liabilities and shareholders' equity	$7,873,743			$6,973,735			$6,341,880
Net interest rate spread (1)			2.89%			2.55%			2.72%
Net interest income		$273,163			$227,383			$215,129
Net interest margin (2)			3.69%			3.48%			3.62%
Overall cost of funds			2.76%			3.01%			2.43%
______________________________
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

For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

Years Ended December 31,	2025 / 2024			2024 / 2023
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Total loans	$48,422	$(3,780)	$44,642	$32,891	$18,337	$51,228
Securities	1,644	2,870	4,514	(137)	4,514	4,377
Securities purchased under agreements to resell	996	(61)	935	757	—	757
Interest-bearing deposits in other banks	3,783	(3,627)	156	5,537	(462)	5,075
Total increase (decrease) in interest income	$54,845	$(4,598)	$50,247	$39,048	$22,389	$61,437
Interest-bearing liabilities:
Interest-bearing deposits	$23,269	$(19,440)	$3,829	$32,108	$26,078	$58,186
Subordinated debt	(323)	(119)	(442)	(296)	367	71
Subordinated debt - trust preferred securities	—	(52)	(52)	—	17	17
Bank Term Funding Program	(2,788)	-	(2,788)	(8,135)	(390)	(8,525)
Advances from FHLB	3,531	278	3,809	(509)	(29)	(538)
Other borrowings	100	11	111	(60)	32	(28)
Total increase (decrease) in interest expense	23,789	(19,322)	4,467	23,108	26,075	49,183
Increase (decrease) in net interest income	$31,056	$14,724	$45,780	$15,940	$(3,686)	$12,254
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $11.3 million and $10.9 million for the years ended December 31, 2025 and 2024, respectively.
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

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)

Noninterest income:
Service charges on deposit accounts	$10,704	$10,577	$127
Debit card and ATM fee income	7,701	7,659	42
Bank-owned life insurance income	3,151	2,875	276
Gain on sales of loans	3,438	2,973	465
Gain on sales of investment securities	64	7	57
Fees and brokerage commissions	8,180	7,844	336
Mortgage origination income	401	238	163
Gain on sales of other real estate owned	570	89	481
Loss on sales of other assets	(839)	(15)	(824)
Gain on sale of banking center	3,360	—	3,360
Gain on extinguishment of debt	630	—	630
Swap Fee Income	4,417	2,739	1,678
Pass-through income from other investments	905	1,208	(303)
Other	8,860	7,999	861
Total noninterest income	$51,542	$44,193	$7,349
Noninterest income for the year ended December 31, 2025 increased $7.3 million, or 16.6%, to $51.5 million compared to noninterest income of $44.2 million for the same period in 2024. The components of noninterest income with significant fluctuations compared to the prior year period were as follows:
Gain on sales of loans. We had gains on sales of loans of $3.4 million in 2025, compared to $3.0 million in 2024, an increase of $465,000, or 15.6%, primarily due to increased SBA loan sale activity.
Gain on sales of other real estate owned. We had net gains on the sales or other real estate owned of $570,000 in 2025, compared to $89,000 in 2024, an increase of $481,000. The majority of the gains on sale of other real estate was due to one property which sold at a gain of $515,000.
Loss on sales of other assets. We had net losses on the sales of other assets of $839,000 in 2025, compared to $15,000 in 2024, a decrease of $824,000. The losses in 2025 were due to the disposals of assets that were no longer in service or retired during the year.
Gain on sale of banking center. We sold a banking center located in Kaplan, Louisiana that resulted in a gain of $3.4 million during 2025.
Gain on extinguishment of debt. We extinguished $7.0 million in subordinated debt resulting in a gain on the extinguishment of debt of $630,000 during 2025.
Swap fee income. We had swap fee income from back-to-back interest rate swaps in the amount of $4.4 million in 2025, compared to $2.7 million during 2024, an increase of $1.7 million, or 61.3%.
Other. This category includes a variety of other income producing activities, including wire transfer fees and credit card income. Other income increased $861,000, or 10.8%, for the year ended December 31, 2025, compared to the same period in 2024.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	Increase (Decrease)

Salaries and employee benefits	$115,853	$103,917	$11,936
Non-staff expenses:
Occupancy of bank premises	12,876	10,944	1,932
Depreciation and amortization	8,313	7,540	773
Data processing	15,756	11,957	3,799
FDIC assessment fees	3,883	3,598	285
Legal and professional fees	4,566	3,756	810
Advertising and promotions	5,179	4,878	301
Utilities and communications	3,011	2,883	128
Ad valorem shares tax	4,245	4,057	188
Directors' fees	957	1,085	(128)
Other real estate owned expenses and write-downs	659	301	358
Merger and conversion related expenses	2,194	1,236	958
Other	25,586	21,500	4,086
Total noninterest expense	$203,078	$177,652	$25,426
Noninterest expense for the year ended December 31, 2025 increased $25.4 million, or 14.3%, to $203.1 million compared to noninterest expense of $177.7 million for the same period in 2024. The components of noninterest expense with significant fluctuations compared to the prior year period were as follows:
Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $115.9 million for the year ended December 31, 2025, an increase of $11.9 million, or 11.5%, compared to the same period in 2024. The increase was primarily due to the Oakwood acquisition in late 2024, additional hires for new positions and our merit increase cycle. As of December 31, 2025, we had 831 full-time equivalent employees, compared to 859 full-time equivalents as of December 31, 2024. Salaries and employee benefits included stock-based compensation expense of $5.2 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.
Occupancy of bank premises. Occupancy of bank premises expenses were $12.9 million and $10.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1.9 million, or 17.7%, which is primarily due to the Oakwood acquisition.
Data processing. Data processing fees were $15.8 million and $12.0 million for the years ended December 31, 2025 and 2024, respectively, an increase of $3.8 million, or 31.8%. The increase was attributed to core conversion costs of $1.8 million, as well as the cost of utilizing two core systems until the Oakwood conversion in September 2025.
Merger and conversion related expenses. Merger and conversion related expenses for the year ended December 31, 2025 was primarily to the acquisition of Oakwood and Progressive and for the year ended December 31, 2024 expenses were primarily due to the acquisitions of Waterstone and Oakwood.

Other. This category includes various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance. Other noninterest expense increased $4.1 million, or 19.0%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to a full year of Oakwood expenses.
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
For the year ended December 31, 2025, income tax expense totaled $22.4 million, an increase of $4.5 million, or 25.1%, compared to $17.9 million for the same period in 2024. For the years ended December 31, 2025 and 2024, our effective tax rates were 20.4% and 21.6%, respectively.
Financial Condition
Our total assets increased $357.7 million, or 4.6%, from $7.9 billion as of December 31, 2024 to $8.2 billion as of December 31, 2025, due primarily to unrealized gains in our securities portfolio, increases in our loan portfolio, as well as our cash and cash equivalents due to our increase in deposits.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals and small-to-midsized businesses in our markets. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.
As of December 31, 2025, total loans, excluding mortgage loans held for sale, were $6.2 billion, an increase of $208.1 million or 3.5%, compared to $6.0 billion as of December 31, 2024. Additionally, $1.1 million and $717,000 in mortgage loans were classified as loans held for sale as of December 31, 2025 and 2024, respectively.
Total loans held for investment as a percentage of deposits were 92.4% and 91.9% as of December 31, 2025 and 2024, respectively. Total loans held for investment as a percentage of assets were 75.3% and 76.1% as of December 31, 2025 and 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real Estate Loans:
Commercial
Real estate rental and leasing	$1,456,484	23.5%	$1,565,311	26.2%
Accommodation and food services	247,951	4.0	300,039	5.0
Other services (except public administration)	160,548	2.6	188,811	3.2
Health care and social assistance	121,850	2.0	128,958	2.2
Finance and insurance	84,592	1.4	65,284	1.1
Construction	63,931	1.0	63,596	1.1
Manufacturing	73,369	1.2	55,288	0.9
Agriculture, forestry, fishing and hunting	42,730	0.7	39,045	0.6
Transportation and warehousing	22,070	0.4	23,305	0.4
Other	337,754	5.4	53,586	0.9
Total Commercial	2,611,279	42.2	2,483,223	41.6
Construction	639,069	10.3	670,502	11.2
Residential	944,065	15.3	884,533	14.8
Total Real Estate Loans	4,194,413	67.8	4,038,258	67.6
Commercial	1,921,833	31.0	1,868,675	31.2
Consumer and Other	73,244	1.2	74,466	1.2
Total loans held for investment	$6,189,490	100.0%	$5,981,399	100.0%

	As of December 31, 2025		As of December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate:
Dallas Region	$720,436	27.6%	$778,174	31.3%
New Orleans Region	505,447	19.3	466,661	18.8
North Louisiana Region	454,909	17.4	440,238	17.7
Capitol Region	323,420	12.4	246,321	9.9
Houston Region	240,422	9.2	234,959	9.5
Southwest Louisiana Region	280,889	10.8	234,875	9.5
Bayou Region	85,756	3.3	81,995	3.3
Total commerical real estate loans	$2,611,279	100.0%	$2,483,223	100.0%
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
Real Estate: Commercial loans increased $128.1 million, or 5.2%, to $2.6 billion as of December 31, 2025, from $2.5 billion as of December 31, 2024.
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
Real Estate: Construction loans decreased $31.4 million, or 4.7%, to $639.1 million as of December 31, 2025, from $670.5 million as of December 31, 2024.
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
Real Estate: Residential loans increased $59.5 million, or 6.7%, to $944.1 million as of December 31, 2025, from $884.5 million as of December 31, 2024.
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
Commercial loans increased $53.2 million, or 2.8%, and remained at $1.9 billion as of December 31, 2025 and 2024.
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
Consumer and other loans decreased $1.2 million, or 1.6%, to $73.2 million as of December 31, 2025, from $74.5 million as of December 31, 2024.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2025
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total

Real Estate Loans:
Commercial	$495,680	$1,565,812	$486,341	$63,446	$2,611,279
Construction	245,439	314,697	59,104	19,829	639,069
Residential	196,345	447,791	160,912	139,017	944,065
Total Real Estate Loans	937,464	2,328,300	706,357	222,292	4,194,413
Commercial	873,248	842,456	200,039	6,090	1,921,833
Consumer and Other	49,561	20,483	3,053	147	73,244
Total loans held for investment	$1,860,273	$3,191,239	$909,449	$228,529	$6,189,490

Fixed rate loans:
Real Estate Loans:
Commercial	$283,116	$999,397	$248,466	$11,145	$1,542,124
Construction	55,596	56,813	10,423	7,985	130,817
Residential	125,470	337,489	107,238	19,724	589,921
Total Real Estate Loans	464,182	1,393,699	366,127	38,854	2,262,862
Commercial	243,915	322,419	87,980	499	654,813
Consumer and Other	39,393	15,770	2,657	147	57,967
Total fixed rate loans	$747,490	$1,731,888	$456,764	$39,500	$2,975,642

Floating rate loans:
Real Estate Loans:
Commercial	$212,564	$566,415	$237,875	$52,301	$1,069,155
Construction	189,843	257,884	48,681	11,844	508,252
Residential	70,875	110,302	53,674	119,293	354,144
Total Real Estate Loans	473,282	934,601	340,230	183,438	1,931,551
Commercial	629,333	520,037	112,059	5,591	1,267,020
Consumer and Other	10,168	4,713	396	-	15,277
Total floating rate loans	$1,112,783	$1,459,351	$452,685	$189,029	$3,213,848

	As of December 31, 2024
(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total

Real Estate Loans:
Commercial	$374,129	$1,513,009	$513,999	$82,086	$2,483,223
Construction	320,732	286,326	47,195	16,249	670,502
Residential	143,804	514,596	151,262	74,871	884,533
Total Real Estate Loans	838,665	2,313,931	712,456	173,206	4,038,258
Commercial	919,905	672,153	271,632	4,985	1,868,675
Consumer and Other	44,359	26,830	3,123	154	74,466
Total loans held for investment	$1,802,929	$3,012,914	$987,211	$178,345	$5,981,399

Fixed rate loans:
Real Estate Loans:
Commercial	$134,809	$1,141,096	$349,949	$12,854	$1,638,708
Construction	66,241	132,702	13,892	7,454	220,289
Residential	72,174	422,430	96,826	21,189	612,619
Total Real Estate Loans	273,224	1,696,228	460,667	41,497	2,471,616
Commercial	179,506	351,913	152,841	—	684,260
Consumer and Other	35,067	21,062	2,585	154	58,868
Total fixed rate loans	$487,797	$2,069,203	$616,093	$41,651	$3,214,744

Floating rate loans:
Real Estate Loans:
Commercial	$239,320	$371,913	$164,050	$69,232	$844,515
Construction	254,491	153,624	33,303	8,795	450,213
Residential	71,630	92,166	54,436	53,682	271,914
Total Real Estate Loans	565,441	617,703	251,789	131,709	1,566,642
Commercial	740,399	320,240	118,791	4,985	1,184,415
Consumer and Other	9,292	5,768	538	—	15,598
Total floating rate loans	$1,315,132	$943,711	$371,118	$136,694	$2,766,655
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $89.7 million and $30.5 million in nonperforming assets as of December 31, 2025 and 2024, respectively. We had $76.7 million in nonperforming loans as of December 31, 2025 compared to $25.0 million as of December 31, 2024. The increase in nonperforming assets from December 31, 2024 to December 31, 2025 is primarily due to one lending relationship secured by residential real estate, four secured by commercial and construction real estate, four commercial loans, and two other real estate owned properties.
The following tables present information regarding nonperforming loans at the dates indicated:

	As of December 31,
(Dollars in thousands)	2025	2024	2023

Nonaccrual loans	$74,471	$24,147	$16,943
Accruing loans 90 or more days past due	2,215	860	127
Total nonperforming loans	76,686	25,007	17,070
Other nonperforming assets	—	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	12,192	5,197	1,326
Residential real estate	821	332	359
Total other real estate owned	13,013	5,529	1,685
Total nonperforming assets	$89,699	$30,536	$18,755
Ratio of nonperforming loans to total loans held for investment	1.24%	0.42%	0.34%
Ratio of nonperforming assets to total assets	1.09	0.39	0.28
Ratio of nonaccrual loans to total loans held for investment	1.20	0.40	0.34

	As of December 31,
(Dollars in thousands)	2025	2024	2023

Nonaccrual loans by category:
Real Estate Loans:
Commercial	$36,252	$3,621	$3,280
Construction	4,539	5,251	3,543
Residential	10,144	7,078	7,352
Total Real Estate Loans	50,935	15,950	14,175
Commercial	23,370	8,039	2,395
Consumer and Other	166	158	373
Total	$74,471	$24,147	$16,943
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

	As of December 31, 2025
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Real Estate Loans:
Commercial	$2,472,549	$74,116	$64,142	$472	$2,611,279
Construction	621,673	11,229	6,167	—	639,069
Residential	906,308	24,770	12,955	32	944,065
Total Real Estate Loans	4,000,530	110,115	83,264	504	4,194,413
Commercial	1,834,911	39,149	47,650	123	1,921,833
Consumer and Other	72,706	—	536	2	73,244
Total	$5,908,147	$149,264	$131,450	$629	$6,189,490

	As of December 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Real Estate Loans:
Commercial	$2,383,439	$75,385	$23,548	$851	$2,483,223
Construction	658,364	3,436	8,702	—	670,502
Residential	871,634	3,163	9,485	251	884,533
Total Real Estate Loans	3,913,437	81,984	41,735	1,102	4,038,258
Commercial	1,828,485	25,979	13,911	300	1,868,675
Consumer and Other	74,097	—	369	—	74,466
Total	$5,816,019	$107,963	$56,015	$1,402	$5,981,399
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
As of December 31, 2025, the allowance for credit losses totaled $58.1 million, or 0.94%, of total loans held for investment. As of December 31, 2024, the allowance for credit losses totaled $58.5 million, or 0.98%, of total loans held for investment. As of December 31, 2023, the allowance for credit losses totaled $43.7 million, or 0.88%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	2023

Average loans outstanding	$6,023,214	$5,327,466	$4,859,637
Gross loans held for investment outstanding end of period	$6,189,490	$5,981,399	$4,992,785
Allowance for credit losses at beginning of period	$58,528	$43,738	$38,783
Adoption of ASU 2016-13	-	-	5,857
Adjustment for Oakwood purchased credit deterioration loans	-	8,410	-
Provision for credit losses	11,318	10,873	4,483
Charge-offs:
Real Estate:
Commercial	4,116	(263)	2,049
Construction	20	2,261	36
Residential	242	297	42
Total Real Estate	4,378	2,295	2,127
Commercial	6,768	986	2,813
Consumer and other	1,991	2,392	1,489
Total charge-offs	13,137	5,673	6,429
Recoveries:
Real Estate:
Commercial	30	86	26
Construction	211	515	1
Residential	33	14	18
Total Real Estate	274	615	45
Commercial	839	236	672
Consumer and other	314	329	327
Total recoveries	1,427	1,180	1,044
Net charge-offs	11,710	4,493	5,385
Allowance for credit losses at end of period	$58,136	$58,528	$43,738
Ratio of allowance for credit losses to end of period loans held for investment	0.94%	0.98%	0.88%
Ratio of net charge-offs to average loans	0.19	0.08	0.11
Ratio of allowance for credit losses to nonaccrual loans	78.07	242.38	258.15

	For the Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans

Real estate:
Commercial	$4,086	0.07%	$(349)	0.00%	$2,023	0.04%
Construction	(191)	0.00	1,746	0.03	35	0.00
Residential	209	0.00	283	0.00	24	0.00
Total Real Estate Loans	4,104	0.07	1,680	0.03	2,082	0.04
Commercial	5,929	0.10	750	0.01	2,141	0.05
Consumer and Other	1,677	0.02	2,063	0.04	1,162	0.02
Total net charge-offs (recoveries)	$11,710	0.19%	$4,493	0.08%	$5,385	0.11%
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

	For the Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total

Real estate:
Commercial	$23,806	40.9%	$23,688	40.5%	$17,882	40.9%
Construction	4,416	7.6	8,473	14.5	8,142	18.6
Residential	7,732	13.3	8,394	14.3	5,662	12.9
Total real estate	35,954	61.8	40,555	69.3	31,686	72.4
Commercial	21,618	37.2	17,432	29.8	11,796	27.0
Consumer and Other	564	1.0	541	0.9	256	0.6
Total allowance for credit losses	$58,136	100.0%	$58,528	100.0%	$43,738	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of December 31, 2025, the carrying amount of investment securities totaled $989.2 million, an increase of $95.7 million, or 10.7%, compared to $893.5 million as of December 31, 2024. Securities represented 12.0% and 11.4% of total assets as of December 31, 2025 and 2024, respectively.
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

	As of December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasury securities	$17,571	$-	$293	$17,278
U.S. government agencies	10,070	-	196	9,874
Corporate bonds	38,324	377	1,639	37,062
Mortgage-backed securities	674,211	3,153	27,273	650,091
Municipal securities	291,256	536	16,868	274,924
Total	$1,031,432	$4,066	$46,269	$989,229

	As of December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. treasury securities	$17,631	$-	$956	$16,675
U.S. government agencies	10,164	-	576	9,588
Corporate bonds	47,855	348	3,038	45,165
Mortgage-backed securities	584,321	542	47,125	537,738
Municipal securities	313,452	23	29,092	284,383
Total	$973,423	$913	$80,787	$893,549
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of December 31, 2025.
The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of December 31, 2025 and 2024, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.

The following tables set forth the fair value, maturities and approximated weighted average book yield based on estimated annual income divided by the average amortized cost of the securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2025
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

U.S. treasury securities	$17,278	0.80%	$—	—%	$—	—%	$—	—%	$17,278	0.80%
U.S. government agencies	9,874	0.92	—	—	—	—	—	—	9,874	0.92
Corporate bonds	2,002	9.02	13,100	4.13	21,960	5.35	—	—	37,062	5.12
Mortgage-backed securities	4,748	1.28	57,984	2.50	202,824	3.45	384,535	3.58	650,091	3.43
Municipal securities	24,785	1.47	96,836	1.97	93,511	2.05	59,792	4.07	274,924	2.41
Total	$58,687	1.42%	$167,920	2.32%	$318,295	3.17%	$444,327	3.65%	$989,229	3.14%

	As of December 31, 2024
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

U.S. treasury securities	$—	—%	$16,675	0.80%	$—	—%	$—	—%	$16,675	0.80%
U.S. government agencies	—	—	9,588	0.92	—	—	—	—	9,588	0.92
Corporate bonds	—	—	6,253	5.00	38,912	4.90	—	—	45,165	4.91
Mortgage-backed securities	4,081	2.68	47,501	2.07	184,576	2.99	301,580	3.16	537,738	3.00
Municipal securities	24,577	1.44	93,150	1.76	105,409	1.96	61,247	2.97	284,383	2.07
Total	$28,658	1.61%	$173,167	1.82%	$328,897	2.89%	$362,827	3.13%	$893,549	2.74%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay. Monthly paydowns on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and, consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.25 years with an estimated effective duration of 3.53 years as of December 31, 2025.
As of December 31, 2025 and 2024, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity as of such respective dates.
As of December 31, 2025 and 2024, the Company held other equity securities of $49.3 million and $41.1 million, respectively, comprised mainly of FHLB stock, SBIC’s and financial technology (“Fintech”) fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2025 were $6.7 billion, an increase of $187.3 million, or 2.9%, compared to $6.5 billion as of December 31, 2024. Total uninsured deposits were $2.9 billion, or 43.2% of deposits as of December 31, 2025 compared to $2.8 billion, or 43.4%, or total deposits as of December 31, 2024. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.

Noninterest-bearing deposits as of December 31, 2025 were $1.3 billion compared to $1.4 billion as of December 31, 2024, a decrease of $35.0 million, or 2.6%.
Average deposits for the year ended December 31, 2025 were $6.4 billion, an increase of $718.0 million, or 12.6%, compared to the year ended December 31, 2024 of $5.7 billion. The average rate paid on total interest-bearing deposits decreased over this period from 3.73% for the year ended December 31, 2024 to 3.29% for the year ended December 31, 2025. The decrease in average rates was driven by the federal reserve continuing to lower interest rates during the year ended December 31, 2025. In addition, the stability of noninterest-bearing demand accounts served to reduce the cost of deposits to 2.63% for the year ended December 31, 2025 and 2.89% for the year ended December 31, 2024.
The following table presents the monthly average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

Interest-bearing demand accounts	$807,107	2.54%	$611,561	3.36%
Negotiable order of withdrawal ("NOW") accounts	303,167	2.51	402,046	2.09
Limited access money market accounts and savings	2,601,497	3.24	2,146,610	3.79
Certificates and other time deposits > $250k	783,326	4.19	628,929	4.52
Certificates and other time deposits < $250k	639,425	3.70	638,087	4.13
Total interest-bearing deposits	5,134,522	3.29	4,427,233	3.73
Noninterest-bearing demand accounts	1,296,162	—	1,285,445	—
Total deposits	$6,430,684	2.63%	$5,712,678	2.89%
The ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2025 and 2024 was 20.2% and 22.5%, respectively.
The following table sets forth the contractual maturities of certain certificates of deposit at December 31, 2025:

(Dollars in thousands)	Certificates of Deposit More Than $250,000	Certificates of Deposit of $100,000 Through $250,000

3 months or less	$152,621	$146,030
More than 3 months but less than 6 months	234,330	99,296
More than 6 months but less than 12 months	264,393	132,024
12 months or more	153,384	40,759
Total	$804,728	$418,109
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities. In addition, we use short-term borrowings to periodically repurchase outstanding shares of our common stock and for general corporate purposes. Each of these relationships are discussed below.
FHLB advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2025 and 2024, total borrowing capacity of $2.0 billion was available under this arrangement for both periods, and $431.2 million and $355.9 million, respectively, was outstanding with a weighted average stated interest rate of 4.02% as of December 31, 2025 and 4.15% as of December 31, 2024. Our current longest dated FHLB advance matures within eight years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated.

(Dollars in thousands)	FHLB Advances
December 31, 2025
Amount outstanding at year-end	$431,200
Weighted average stated interest rate at year-end	4.02%
Maximum month-end balance during the year	$509,124
Average balance outstanding during the year	$400,849
Weighted average interest rate during the year	4.23%

December 31, 2024
Amount outstanding at year-end	$355,875
Weighted average stated interest rate at year-end	4.15%
Maximum month-end balance during the year	$377,048
Average balance outstanding during the year	$317,462
Weighted average interest rate during the year	4.15%
Subordinated Note Purchase Agreement (“Subordinated Debt”). In December 2018 we issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2025 and 2024 was $25.0 million. These subordinated notes were issued for the purpose of paying off our long term advance and line of credit with First National Bankers' Bank ("FNBB"), for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.
On March 26, 2021, we issued $52.5 million in subordinated notes. These subordinated notes bear interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the year ended December 31, 2025, the Company redeemed $7.0 million and recognized a $630,000 gain on the extinguishment of this debt. The balance outstanding was $45.5 million and $52.5 million at December 31, 2025 and 2024, respectively. The subordinated notes are redeemable by the Company at its option beginning in 2026.
On April 1, 2021, we consummated the acquisition of Smith Shellnut Wilson, LLC (“SSW”). Under the terms of the acquisition, we issued $3.9 million in subordinated debt to the former owners of SSW. This subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. The balance outstanding at both December 31, 2025 and 2024 was $3.9 million. The subordinated notes are redeemable by the Company at its option beginning in 2026.
On March 1, 2022, we consummated the acquisition of Texas Citizens Bancorp, Inc. (“TCBI”). As part of the acquisition, we assumed $26.4 million in subordinated debt. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and was callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and was callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $603,000 and $833,000 remaining at December 31, 2025 and December 31, 2024, respectively.

The following table presents the Subordinated Debt at the dates indicated.

(Dollars in thousands)	Subordinated Debt
December 31, 2025
Amount outstanding at year-end	$92,530
Weighted average stated interest rate at year-end	5.54%
Maximum month-end balance during the year	$99,971
Average balance outstanding during the year	$93,765
Weighted average interest rate during the year	5.28%

December 31, 2024
Amount outstanding at year-end	$99,760
Weighted average stated interest rate at year-end	5.69%
Maximum month-end balance during the year	$99,971
Average balance outstanding during the year	$99,884
Weighted average interest rate during the year	5.40%
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
Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of December 31, 2025:

(Dollars in thousands)	Fed Funds Purchase Limits
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000

The following table represents combined Federal Funds Purchased Lines of Credit for all relationships at the dates indicated.

(Dollars in thousands)	Fed Funds Purchased
December 31, 2025
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	0.00%
Maximum month-end balance during the year	$10
Average balance outstanding during the year	$1
Weighted average interest rate during the year	5.05%

December 31, 2024
Amount outstanding at year-end	$-
Weighted average stated interest rate at year-end	0.00%
Maximum month-end balance during the year	$-
Average balance outstanding during the year	$5
Weighted average interest rate during the year	6.46%
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2025 and 2024, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of December 31, 2025 and 2024, we maintained five and six lines of credit, respectively, with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million and $160.0 million as of December 31, 2025 and 2024, respectively. There were no funds under these lines of credit outstanding as of December 31, 2025 and 2024, respectively.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated. Average assets totaled $7.9 billion and $7.0 billion for the years ended December 31, 2025 and 2024, respectively.

	For the Years Ended December 31,
	2025	2024
Source of Funds:
Deposits:
Noninterest-bearing	16.5%	18.4%
Interest-bearing	65.2	63.5
Subordinated debt (excluding trust preferred securities)	1.2	1.4
Advances from FHLB	5.1	4.6
Other borrowings	0.3	0.4
Bank Term Funding Program	—	0.9
Other liabilities	0.9	0.8
Shareholders' equity	10.8	10.0
Total	100.0%	100.0%
Uses of Funds:
Loans, net of allowance for loan losses	75.8%	75.8%
Securities available for sale	12.2	13.0
Securities purchased under agreements to resell	0.4	0.2
Interest-bearing deposits in other banks	4.9	4.1
Other noninterest-earning assets	6.7	6.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	20.2%	22.5%
Average loans to average deposits	93.7	93.3
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 13.1% for the year ended December 31, 2025 compared to the same period in 2024. We predominantly invest excess funds in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.25 years and an effective duration of 3.53 years as of December 31, 2025 and a weighted average life of 4.63 years and an effective duration of 3.79 years as of December 31, 2024.
As of December 31, 2025, we had outstanding $1.7 billion in commitments to extend credit and $51.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had outstanding $1.4 billion in commitments to extend credit and $50.0 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “-Off Balance Sheet Items” below for additional information.
As of December 31, 2025, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. We had cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, of $609.2 million and $567.6 million as of December 31, 2025 and 2024, respectively.
Capital Resources
Total shareholders’ equity increased to $896.9 million as of December 31, 2025, compared to $799.5 million as of December 31, 2024, an increase of $97.4 million, or 12.2%. This increase was primarily due to net income available to common shareholders of $82.5 million, other comprehensive income of $29.7 million resulting from the after tax effect of unrealized gains in our investment securities portfolio, and offset by dividends paid on common shares of $16.8 million.

On January 22, 2026, our board of directors declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of February 15, 2026. The dividend is to pay on February 28, 2026, or as soon as practicable thereafter.
On January 22, 2026, our board of directors declared a quarterly dividend based upon our financial performance for the three months ended December 31, 2025 in the amount of $0.15 per common share to the common shareholders of record as of February 15, 2026. The dividend is to pay on February 28, 2026, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of December 31, 2025 and December 31, 2024, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of December 31,
	2025		2024
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Business First
Total capital (to risk weighted assets)	$939,331	12.93%	$878,914	12.75%
Tier 1 capital (to risk weighted assets)	799,527	11.00%	727,959	10.56%
Common Equity Tier 1 capital (to risk weighted assets)	722,597	9.94%	651,029	9.44%
Tier 1 Leverage capital (to average assets)	799,527	10.08%	727,959	9.53%

b1BANK
Total capital (to risk weighted assets)	$930,600	12.82%	$857,627	12.45%
Tier 1 capital (to risk weighted assets)	872,464	12.02%	799,099	11.60%
Common Equity Tier 1 capital (to risk weighted assets)	872,464	12.02%	799,099	11.60%
Tier 1 Leverage capital (to average assets)	872,464	11.01%	799,099	10.47%
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
FHLB Advances
Advances from the FHLB totaled approximately $431.2 million and $355.9 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.02% and 4.15%, respectively, and mature within eight years. At December 31, 2025, $120.0 million in advances were short term with a rate of 3.62% and $55.0 million with a rate of 4.38% at December 31, 2024.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of December 31, 2025 and 2024 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $431.2 million and $355.9 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.02% and 4.15%, respectively, and maturing within eight years. The subordinated debt totaled $92.5 million and $99.8 million as of December 31, 2025 and 2024. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the year ended December 31, 2025, $7.0 million of this debt was redeemed for a gain of $630,000. Also, $3.9 million of this subordinated debt bears interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, $8.9 million was called on May 1, 2023 and ceased bearing interest as of such date. This $8.9 million note was fully extinguished during the year ended December 31, 2023. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $603,000 and $833,000 remaining at December 31, 2025 and December 31, 2024, respectively. We recognized $1.5 million in gains on the extinguishment of this debt during the year ended December 31, 2023.

	As of December 31, 2025
(Dollars in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

Non-cancelable future operating leases	$5,896	$10,510	$7,382	$6,383	$30,171
Time deposits	1,170,413	227,926	9,106	—	1,407,445
Subordinated debt	—	17,500	—	74,427	91,927
Advances from FHLB	256,200	100,000	25,000	50,000	431,200
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	22,622	—	—	—	22,622
Standby and commercial letters of credit	47,671	3,486	86	—	51,243
Commitments to extend credit	1,121,371	405,515	97,958	71,259	1,696,103
Total	$2,624,173	$764,937	$139,532	$207,069	$3,735,711

	As of December 31, 2024
(Dollars in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

Non-cancelable future operating leases	$5,888	$10,864	$8,202	$6,844	$31,798
Time deposits	983,140	385,363	28,410	—	1,396,913
Subordinated debt	—	—	17,500	81,427	98,927
Advances from FHLB	82,560	123,315	75,000	75,000	355,875
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	22,621	—	—	—	22,621
Standby and commercial letters of credit	43,881	5,885	170	16	49,952
Commitments to extend credit	762,661	373,705	144,823	96,685	1,377,874
Total	$1,900,751	$899,132	$274,105	$264,972	$3,338,960
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31,
	2025		2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.81%	(3.73%)	8.10%	(0.70%)
+200	5.31%	(2.36%)	5.60%	(0.30%)
+100	2.69%	(1.03%)	2.90%	-%
Base	-%	-%	-%	-%
-100	(2.62%)	0.89%	(2.30%)	0.30%
-200	(5.09%)	1.23%	(5.20%)	(1.30%)
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

Core Net Income. Core net income available to common shareholders for the year ended December 31, 2025 was $83.5 million, or $2.83 per diluted common share, compared to core net income available to common shareholders of $65.8 million, or $2.49 per diluted common share, for the year ended December 31, 2024. Core net income available to common shareholders for the year ended December 31, 2025 included losses on the sale of former bank premises and equipment of $840,000, a gain on the sale of a branch of $3.4 million, a gain on the extinguishment of subordinated debt of $630,000, a one time employee retention tax credit of $2.0 million, offset with acquisition related expenses of $3.8 million and core conversion expenses of $2.5 million, compared to a CECL impact on the Oakwood acquisition of $4.8 million, acquisition related expenses of $1.6 million and core conversion expenses of $974,000 for the year ended December 31, 2024.

	For the Years Ended December 31,
(Dollars in thousands, except per share data) (Unaudited)	2025	2024	2023

Interest Income:
Interest income	$465,011	$414,764	$353,327
Core interest income	465,011	414,764	353,327
Interest Expense:
Interest expense	191,848	187,381	138,198
Core interest expense	191,848	187,381	138,198
Provision for Credit Losses:
Provision for credit losses	11,318	10,873	4,483
CECL Oakwood impact (3)	—	(4,824)	—
Core provision expense	11,318	6,049	4,483
Other Income:
Other income	51,542	44,193	36,642
(Gains) losses on former bank premises and equipment	840	(50)	—
(Gains) losses on sale of securities	(64)	(7)	2,565
Gain on sale of branch	(3,360)	—	(945)
Gain on extinguishment of debt	(630)	—	(1,458)
Core other income	48,328	44,136	36,804
Other Expense:
Other expense	203,078	177,652	156,702
Acquisition-related expenses (2)	(3,810)	(1,621)	(236)
Write-down of former bank premises	—	—	(432)
Core conversion expense	(2,460)	(974)	—
Employee retention tax credit	1,997	—	—
Core other expense	198,805	175,057	156,034
Pre-Tax Income:
Pre-tax income	110,309	83,051	90,586
CECL Oakwood impact (3)	—	4,824	—
(Gains) losses on former bank premises and equipment	840	(50)	—
(Gains) losses on sale of securities	(64)	(7)	2,565
Gain on sale of branch	(3,360)	—	(945)
Gain on extinguishment of debt	(630)	—	(1,458)
Acquisition-related expenses (2)	3,810	1,621	236
Write-down of former bank premises	—	—	432
Core conversion expense	2,460	974	—
Employee retention tax credit	(1,997)	—	—
Core pre-tax income	111,368	90,413	91,416
Provision for Income Taxes: (1)
Provision for income taxes	22,448	17,944	19,543
Tax on CECL Oakwood impact (3)	—	1,019	—
Tax on (gains) losses on former bank premises and equipment	177	(11)	—
Tax on (gains) losses on sale of securities	(13)	(1)	542
Tax on gain on sale of branch	(833)	—	(200)
Tax on gain on extinguishment of debt	(133)	—	(308)
Tax on acquisition-related expenses (2)	682	97	21
Tax on write-down of former bank premises	—	—	91
Tax on core conversion expense	521	205	—
Tax on employee retention tax credit	(422)	—	—
Core provision for income taxes	22,427	19,253	19,689
Preferred Dividends
Preferred dividends	5,401	5,401	5,401
Core preferred dividends	5,401	5,401	5,401
Net Income Available to Common Shareholders:
Net income available to common shareholders	82,460	59,706	65,642
CECL Oakwood impact (3), net of tax	—	3,805	—
(Gains) losses on former bank premises and equipment , net of tax	663	(39)	—
(Gains) losses on sale of securities, net of tax	(51)	(6)	2,023
Gain on sale of branch, net of tax	(2,527)	—	(745)
Gain on extinguishment of debt, net of tax	(497)	—	(1,150)
Acquisition-related expenses (2), net of tax	3,128	1,524	215
Write-down of former bank premises, net of tax	—	—	341

Core conversion expense, net of tax	1,939	769	—
Employee retention tax credit, net of tax	(1,575)	—	—
Core net income available to common shareholders	$83,540	$65,759	$66,326
Diluted Earnings Per Common Share:
Diluted earnings per common share	$2.79	$2.26	$2.59
CECL Oakwood impact (3), net of tax	—	0.14	—
(Gains) losses on former bank premises and equipment , net of tax	0.02	—	—
(Gains) losses on sale of securities, net of tax	—	—	0.08
Gain on sale of branch, net of tax	(0.09)	—	(0.03)
Gain on extinguishment of debt, net of tax	(0.02)	—	(0.04)
Acquisition-related expenses (2), net of tax	0.11	0.06	0.01
Write-down of former bank premises, net of tax	—	—	0.01
Core conversion expense, net of tax	0.07	0.03	—
Employee retention tax credit, net of tax	(0.05)	—	$—
Core diluted earnings per common share	$2.83	$2.49	$2.62
_______________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for 2025, 2024 and 2023. These rates approximate the marginal tax rates for the applicable periods.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

	As of December 31,
(Dollars in thousands, except per share data) (Unaudited)	2025	2024

Tangible Common Equity
Total shareholders' equity	$896,883	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	824,953	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(14,497)	(17,252)
Total tangible common equity	$689,310	$588,712
Common shares outstanding (1)	29,510,668	29,552,358
Book value per common shares (1)	$27.95	$24.62
Tangible book value per common shares (1)	23.36	19.92
_______________________________
(1)Excludes the dilutive effect, if any, of 149,240 and 198,238 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of December 31, 2025 and 2024, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
(Dollars in thousands, except per share data) (Unaudited)	2025	2024

Tangible Common Equity
Total shareholders' equity	$896,883	$799,466
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	824,953	727,536
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(14,497)	(17,252)
Total tangible common equity	$689,310	$588,712
Tangible Assets
Total Assets	$8,214,740	$7,857,090
Adjustments:
Goodwill	(121,146)	(121,572)
Core deposit and customer intangibles	(14,497)	(17,252)
Total tangible assets	$8,079,097	$7,718,266
Common Equity to Total Assets	10.0%	9.3%
Tangible Common Equity to Tangible Assets	8.5	7.6
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

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Business First Bancshares, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Business First Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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

Allowance for Loan Losses
As described in Note 1 and Note 7 to the consolidated financial statements, the Company’s allowance for loan losses was $54.0 million as of December 31, 2025. Loans sharing risk characteristics are grouped into pools and the allowance for loan losses considers expected losses for the remaining lives of those assets. Management’s measurement of expected losses utilizes forward-looking expected loss models which consider a variety of factors affecting lifetime credit losses. Forecasted economic scenarios are considered over a reasonable and supportable forecast period which incorporates internal and peer historical losses, and after the forecast period, the Company reverts to long-term historical loss experience to estimate losses over the remaining lives of the portfolio. Loss estimates also consider qualitative factors affecting credit losses not reflected in the model.
We identified the qualitative factor adjustments to the allowance for loan losses as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity in auditing management’s measurements of those qualitative factor adjustments related to economic conditions. Auditing these assumptions required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.
The primary procedures we performed to address this critical audit matter included:
◦We obtained an understanding of the Company’s model and process for determining the allowance for loan losses and evaluated the design and tested the operating effectiveness of controls relating to this estimate, including controls over management’s review and approval of qualitative factor adjustments related to economic conditions applied within the qualitative framework to address risks not already incorporated within the model.
◦We evaluated management’s methodology for developing the qualitative factor adjustments related to economic conditions and the completeness and accuracy of data utilized in development of such adjustments.
◦We evaluated management’s judgments and assumptions used in the development of the qualitative factor adjustments and its overall reasonableness.
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2019.
Birmingham, Alabama
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Business First Bancshares, Inc.
Opinion on the Internal Control over Financial Reporting
We have audited Business First Bancshares Inc’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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
Birmingham, Alabama
February 26, 2026

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2025	2024
ASSETS
Cash and Due from Banks	$411,175	$319,098
Federal Funds Sold	172,393	197,669
Securities Purchased Under Agreements to Resell	25,587	50,835
Securities Available for Sale, at Fair Values (Amortized Cost of $1,031,432 at December 31, 2025 and $973,423 at December 31, 2024)	989,229	893,549
Mortgage Loans Held for Sale	1,094	717
Loans and Lease Receivable, Net of Allowance for Loan Losses of $53,959 and $54,840 at December 31, 2025 and 2024, respectively	6,135,531	5,926,559
Premises and Equipment, Net	73,982	81,953
Accrued Interest Receivable	38,494	35,872
Other Equity Securities	49,342	41,100
Other Real Estate Owned	13,013	5,529
Cash Value of Life Insurance	120,292	117,645
Deferred Taxes	20,477	29,591
Goodwill	121,146	121,572
Core Deposit and Customer Intangible	14,497	17,252
Other Assets	28,488	18,149
Total Assets	$8,214,740	$7,857,090

LIABILITIES
Deposits:
Noninterest Bearing	$1,322,074	$1,357,045
Interest Bearing	5,376,516	5,154,286
Total Deposits	6,698,590	6,511,331
Securities Sold Under Agreements to Repurchase	22,622	22,621
Federal Home Loan Bank Borrowings	431,200	355,875
Subordinated Debt	92,530	99,760
Subordinated Debt - Trust Preferred Securities	5,000	5,000
Accrued Interest Payable	4,166	5,969
Other Liabilities	63,749	57,068
Total Liabilities	7,317,857	7,057,624

Commitments and Contingencies (See Notes 19 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued and Outstanding at both December 31, 2025 and 2024	71,930	71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 29,510,668 and 29,552,358 Shares Issued and Outstanding at December 31, 2025 and 2024, respectively	29,511	29,552
Additional Paid-in Capital	502,155	500,024
Retained Earnings	326,574	260,958
Accumulated Other Comprehensive Loss	(33,287)	(62,998)
Total Shareholders' Equity	896,883	799,466
Total Liabilities and Shareholders' Equity	$8,214,740	$7,857,090
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest Income:
Interest and Fees on Loans	$419,197	$374,555	$323,327
Interest and Dividends on Non-taxable Securities	6,890	4,265	4,340
Interest and Dividends on Taxable Securities	22,126	20,994	15,785
Interest on Federal Funds Sold and Due From Banks	16,798	14,950	9,875
Total Interest Income	465,011	414,764	353,327
Interest Expense:
Interest on Deposits	168,923	165,094	106,908
Interest on Borrowings	22,925	22,287	31,290
Total Interest Expense	191,848	187,381	138,198
Net Interest Income	273,163	227,383	215,129
Provision for Credit Losses	11,318	10,873	4,483
Net Interest Income after Provision for Credit Losses	261,845	216,510	210,646
Other Income:
Service Charges on Deposit Accounts	10,704	10,577	9,704
Gain (Loss) on Sales of Securities	64	7	(2,565)
Gain on Sales of Loans	3,438	2,973	1,972
Other Income	37,336	30,636	27,531
Total Other Income	51,542	44,193	36,642
Other Expenses:
Salaries and Employee Benefits	115,853	103,917	90,611
Occupancy and Equipment Expense	28,611	23,989	20,859
Other Expenses	58,614	49,746	45,232
Total Other Expenses	203,078	177,652	156,702
Income Before Income Taxes	110,309	83,051	90,586
Provision for Income Taxes	22,448	17,944	19,543
Net Income	87,861	65,107	71,043
Preferred Stock Dividends	5,401	5,401	5,401
Net Income Available to Common Shareholders	$82,460	$59,706	$65,642
Earnings Per Common Share:
Basic	$2.81	$2.27	$2.62
Diluted	$2.79	$2.26	$2.59
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Consolidated Net Income	$87,861	$65,107	$71,043
Other Comprehensive Income
Unrealized Gain on AFS Investment Securities	37,607	4,527	13,006
Unrealized Gain (Loss) on Share of Other Equity Investments	—	14	(782)
Reclassification Adjustment for Gains (Losses) on Sales of AFS Investment Securities Included in Net Income	64	7	(2,565)
Income Tax Effect	(7,960)	(961)	(2,040)
Other Comprehensive Income	29,711	3,587	7,619
Consolidated Comprehensive Income	$117,572	$68,694	$78,662
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balances at December 31, 2022	$71,930	$25,110	$393,690	$163,955	$(74,204)	$580,481
Cumulative Effect of Change in Accounting Principle for Credit Losses	—	—	—	(827)	—	(827)
Comprehensive Income:
Net Income	—	—	—	71,043	—	71,043
Other Comprehensive Income	—	—	—	-	7,619	7,619
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	—	—	—	(5,401)	—	(5,401)
Cash Dividends Declared on Common Stock, $0.50 Per Share	—	—	—	(12,655)	—	(12,655)
Stock Based Compensation Cost	—	242	3,757	-	—	3,999
Balances at December 31, 2023	71,930	25,352	397,447	216,115	(66,585)	644,259
Comprehensive Income:
Net Income	—	—	—	65,107	—	65,107
Other Comprehensive Income	—	—	—	—	3,587	3,587
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	—	—	—	(5,401)	—	(5,401)
Cash Dividends Declared on Common Stock, $0.56 Per Share	—	—	—	(14,863)	—	(14,863)
Stock Issuance, Net of Issuance Costs	—	3,973	99,805	—	—	103,778
Stock Based Compensation Cost	—	227	2,772	—	—	2,999
Balances at December 31, 2024	71,930	29,552	500,024	260,958	(62,998)	799,466
Comprehensive Income:
Net Income	—	—	—	87,861	—	87,861
Other Comprehensive Income	—	—	—	—	29,711	29,711
Cash Dividends Declared on Preferred Stock, $75.00 Per Share	—	—	—	(5,401)	—	(5,401)
Cash Dividends Declared on Common Stock, $0.57 Per Share	—	—	—	(16,844)	—	(16,844)
Stock Based Compensation Cost	—	109	5,712	—	—	5,821
Stock Repurchase	—	(150)	(3,581)	—	—	(3,731)
Balances at December 31, 2025	$71,930	$29,511	$502,155	$326,574	$(33,287)	$896,883
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Consolidated Net Income	$87,861	$65,107	$71,043
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	11,318	10,873	4,483
Depreciation and Amortization	5,680	5,257	4,670
Net Accretion of Purchase Accounting Adjustments	(2,313)	(2,505)	(7,615)
Stock Based Compensation Cost	5,821	2,999	3,999
Net Amortization of Securities	798	2,140	4,197
(Gain) Loss on Sales of Securities	(64)	(7)	2,565
Gain on Sales of Loans	(931)	(2,376)	(671)
Income on Other Equity Securities	(2,099)	(2,201)	(3,045)
Gain on Sales of Other Real Estate Owned, Net of Writedowns	(511)	(89)	(214)
Other Real Estate Owned Valuation Allowance	196	—	—
Loss on Disposal of Premises and Equipment	840	7	—
Increase in Cash Value of Life Insurance	(3,151)	(2,875)	(2,247)
Deferred Income Tax Expense (Benefit)	1,199	(962)	(2,052)
Gain on Extinguishment of Debt	(630)	—	(1,458)
Gain on Sale of Branch	(3,360)	—	(945)
Changes in Assets and Liabilities:
Increase in Accrued Interest Receivable	(2,636)	(3,079)	(4,250)
(Increase) Decrease in Other Assets	(10,434)	9	(1,683)
Increase (Decrease) in Accrued Interest Payable	(1,755)	(10,498)	12,749
Increase (Decrease) in Other Liabilities	6,254	(391)	11,443
Net Cash Provided by Operating Activities	92,083	61,409	90,969
Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(687,861)	(104,165)	(131,038)
Proceeds from Maturities / Sales of Securities Available for Sale	551,832	40,720	91,981
Proceeds from Paydowns of Securities Available for Sale	77,285	67,864	53,916
Net Cash Received in Acquisition	—	96,824	—
Net Cash Paid in Sale of Branch	(43,084)	—	(14,506)
Purchases of Other Equity Securities	(14,317)	(5,015)	(15,573)
Redemption of Other Equity Securities	8,174	1,713	21,361
Purchase of Life Insurance	—	(3,000)	(2,273)
Proceeds from Death Benefit of Cash Value of Life Insurance	504	813	—
Net Increase in Loans	(234,283)	(294,941)	(379,073)
Net Purchases of Premises and Equipment	(66)	(1,562)	(11,648)
Proceeds from Sales of Other Real Estate	9,766	621	1,240
Net (Increase) Decrease in Securities Purchased Under Agreements to Resell	25,248	(50,835)	—
Net (Increase) Decrease in Federal Funds Sold	25,276	(43,957)	(135,528)
Net Cash Used in Investing Activities	(281,526)	(294,920)	(521,141)

(CONTINUED)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Financing Activities:
Net Increase in Deposits	238,540	520,570	444,780
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	1	3,736	(1,323)
Net Increase (Decrease) in Federal Funds Purchased	—	—	(14,057)
Net Advances (Repayments) on Federal Home Loan Bank Borrowings	75,325	122,488	(198,902)
Net (Repayments) Proceeds on Bank Term Funding Program	—	(300,000)	300,000
Repayment of Subordinated Debt	(6,370)	—	(8,900)
Net Costs from Issuance of Common Stock	—	(31)	—
Repurchase of Common Stock	(3,731)	—	—
Payment of Dividends on Preferred Stock	(5,401)	(5,401)	(5,401)
Payment of Dividends on Common Stock	(16,844)	(14,863)	(12,655)
Net Cash Provided by Financing Activities	281,520	326,499	503,542
Net Increase in Cash and Due From Banks	92,077	92,988	73,370
Cash and Due From Banks at Beginning of Period	319,098	226,110	152,740
Cash and Due From Banks at End of Period	$411,175	$319,098	$226,110
Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$170,706	$164,197	$104,811
Interest on Borrowings	$22,945	$32,056	$20,638
Income Tax Payments	$24,072	$17,352	$16,095
Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain on Securities Available for Sale	$37,670	$4,534	$10,441
Change in the Unrealized Gain (Loss) on Equity Securities	$—	$14	$(782)
Change in Deferred Tax Effect on the Unrealized Gain on Securities Available for Sale and Equity Securities	$(7,960)	$(961)	$(2,040)
Transfer of Loans to Other Real Estate	$16,935	$4,376	$1,339
Acquisitions:
Fair Value of Tangible Assets Acquired	$—	$847,743	$—
Other Intangible Assets Acquired	—	7,640	—
Liabilities Assumed	—	781,609	—
Net Identifiable Assets Acquired Over Liabilities Assumed	$—	$73,774	$—
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
On July 7, 2025, the Company and Progressive Bancorp, Inc., a Louisiana corporation (“Progressive”), entered into a definitive agreement providing for the acquisition by the Company of Progressive and its wholly-owned bank subsidiary, Progressive Bank. The Company issued 3,192,367 shares of its common stock to the former shareholders of Progressive. Progressive had approximately $773.8 million of total assets, $684.9 million of deposits and $597.2 million of loans as of March 31, 2025. See Note 26 for information on this acquisition on January 1, 2026.
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
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are recorded at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. The Bank has no securities classified as held to maturity at December 31, 2025 and 2024.
Securities classified as trading are those securities held for resale in anticipation of short-term market movements. These securities are recorded at market value with any market adjustments included in earnings. The Bank has no securities classified as trading at December 31, 2025 and 2024.
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
Allowance for Loan Losses
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
Allowance for Loans Acquired with Credit Deterioration
When a loan portfolio is purchased, an allowance is established for those loans considered purchased with more-than-insignificant credit deterioration (PCD) loans, and those not considered purchased with more-than-insignificant credit deterioration (non-PCD). The allowance established utilizes the same risk factors discussed above for our non-acquired allowance. The allowance established for non-PCD loans is recognized through provision expense upon acquisition, whereas the allowance established for loans considered PCD at acquisition is offset by an increase in the basis of the

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquired loans. Any subsequent increases and decreases in the allowance related to acquired loans are recognized through provision expense, with future charge-offs recorded to the allowance.
Allowance for Unfunded Credit Commitments
The Company also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities. Therefore, business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans. The Company utilizes similar processes to estimate its liability for unfunded credit commitments, adjusted for an expectation of the actual utilization of the committed credit facility.
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
Based on our assessments, we had no expected credit losses on the investment securities portfolio as of December 31, 2025 and 2024, therefore, no allowance for credit loss was recorded related to our investment securities.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Customer-Initiated Derivatives
The Company enters into derivative instruments to meet the needs of its customers through the execution of customer-initiated derivatives (swaps and caps and floors). These financial instruments involve elements of market and credit risk. Market and credit risk are included in the determination of fair value. Market risk is the potential loss that may result from movements in interest rates that cause an unfavorable change in the value of a financial instrument. Market risk in interest rate contracts executed on behalf of customers is mitigated by taking offsetting positions. Credit risk is the possible loss that may occur in the event of default by the counterparty to a financial instrument. The Company manages credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, utilizing a similar approval process used for its lending activities. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. The Company has quantified the credit risk as not significant as of December 31, 2025, and 2024.

Income primarily results from the spread between the customer derivative and the offsetting dealer position. For December 31, 2025, and 2024, the Company recognized $4.4 million and $2.7 million, respectively, in swap fee income.
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
The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America. As of December 31, 2025 and 2024, the Company does not believe it has taken any positions that would require the recording of any additional tax liability, nor does it believe there are any unrealized tax benefits that would either increase or decrease within the next year.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files income tax returns in the U.S. federal jurisdiction and applicable states. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2022. Any interest and penalties assessed by income taxing authorities are not significant, and are included in other expenses in these financial statements, as applicable.
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
Advertising
The Company expenses all costs of advertising and promotion the first time the advertising or promotion takes place. For the years ended December 31, 2025, 2024 and 2023, the Company expensed costs of $5.2 million, $4.9 million and $4.6 million, respectively.
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
Accounting Standards Adopted in 2025
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the rate reconciliation for federal, state and foreign income taxes. In addition, the updates also require more details about reconciling items in the rate reconciliation in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 became effective for the Company starting January 1, 2025. ASU 2023-09 did not have a significant impact on our financial statements.

Accounting Standards Not Yet Adopted
ASU 2025-08,” Financial Instruments – Credit Losses (Topic 326), Purchased Loans.” The updates in ASU 2025-08 amend the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the gross-up approach). All non-purchased credit deteriorated (“non-PCD”) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”).
The amendments are effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The adoption of these amendments will result in less provision for loan losses recognized through the consolidated statements of income, in relation to the initial accounting for non-PCD loans.
Note 2– Reclassifications –
Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the classifications adopted for reporting in 2025.
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
The Company has recorded approximately $3.8 million and $1.6 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the years ended December 31, 2025 and 2024, respectively.
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

	Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023

Numerator:
Net Income	$87,861	$65,107	$71,043
Less: Preferred Stock Dividends	5,401	5,401	5,401
Net Income Available to Common Shares	$82,460	$59,706	$65,642
Denominator:
Weighted Average Common Shares Outstanding	29,396,462	26,253,846	25,079,106
Dilutive Effect of Stock Options and Restricted Stock Awards	149,240	198,238	217,094
Weighted Average Dilutive Common Shares	29,545,702	26,452,084	25,296,200
Basic Earnings Per Common Share From Net Income Available to Common Shares	$2.81	$2.27	$2.62
Diluted Earnings Per Common Share From Net Income Available to Common Shares	$2.79	$2.26	$2.59

Note 5– Cash and Due From Banks –
The Bank is no longer required to maintain funds in cash or on deposit with the Federal Reserve Bank and as of December 31, 2025 and 2024, the Bank had no reserves.
Note 6– Securities –
The amortized cost and fair values of securities available for sale as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,571	$—	$293	$17,278
U.S. Government Agencies	10,070	—	196	9,874
Corporate Securities	38,324	377	1,639	37,062
Mortgage-Backed Securities	674,211	3,153	27,273	650,091
Municipal Securities	291,256	536	16,868	274,924
Total Securities Available for Sale	$1,031,432	$4,066	$46,269	$989,229

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,631	$—	$956	$16,675
U.S. Government Agencies	10,164	—	576	9,588
Corporate Securities	47,855	348	3,038	45,165
Mortgage-Backed Securities	584,321	542	47,125	537,738
Municipal Securities	313,452	23	29,092	284,383
Total Securities Available for Sale	$973,423	$913	$80,787	$893,549
The following tables present a summary of securities with gross unrealized losses and fair values at December 31, 2025 and 2024, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total

(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$—	$—	$17,278	$293	$17,278	$293
U.S. Government Agencies	—	—	9,874	196	9,874	196
Corporate Securities	2,580	2	21,086	1,637	23,666	1,639
Mortgage-Backed Securities	83,844	506	336,946	26,767	420,790	27,273
Municipal Securities	12,939	57	210,329	16,811	223,268	16,868
Total Securities Available for Sale	$99,363	$565	$595,513	$45,704	$694,876	$46,269

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$—	$—	$16,675	$956	$16,675	$956
U.S. Government Agencies	—	—	9,588	576	9,588	576
Corporate Securities	4,262	132	28,894	2,906	33,156	3,038
Mortgage-Backed Securities	151,443	3,618	341,347	43,507	492,790	47,125
Municipal Securities	33,240	686	240,768	28,406	274,008	29,092
Total Securities Available for Sale	$188,945	$4,436	$637,272	$76,351	$826,217	$80,787
As of December 31, 2025 and 2024, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

(Dollars in thousands)	Amortized Cost	Fair Value

Less Than One Year	$59,342	$58,687
One to Five Years	175,939	167,920
Over Five to Ten Years	332,836	318,295
Over Ten Years	463,315	444,327
Total Securities Available for Sale	$1,031,432	$989,229
Securities available for sale with a fair value of $398.3 million and $385.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of December 31, 2025 and 2024.
At December 31, 2025 and 2024, accrued interest receivable on securities was $5.3 million and $4.9 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
There were $116,000 and $21,000 realized gross gains from sales or redemptions of securities for the years ended December 31, 2025 and 2024, respectively, and none for the year ended December 31, 2023. There were $52,000, $14,000 and $2.6 million realized gross losses from sales or redemptions of securities for the years ended December 31, 2025, 2024 and 2023, respectively.
Other Equity Securities and VIEs
The Company has invested in the Federal Home Loan Bank of Dallas which is included in other equity securities and reflected at cost in these financial statements. The cost of these securities was $26.5 million and $20.6 million, respectively, at December 31, 2025 and 2024. The Federal Home Loan Bank stock is pledged to secure advances from the Federal Home Loan Bank of Dallas at both December 31, 2025 and 2024. The Company also has investments of $302,000 in TIB National Association, $562,000 in Bankers Insurance, LLC, and $2.2 million in First National Banker’s Bank at both December 31, 2025 and 2024. During the year ended December 31, 2025, the Company invested $400,000 in One America Bancorp, Inc. These investments are carried at cost, less any impairment, due to the lack of a quoted market price and a ready market for these types of investments.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Small Business Investment Companies (“SBIC”) and financial technology (“Fintech”) funds at December 31, 2025 and 2024 are summarized below.

	December 31,
(Dollars in thousands)	2025	2024

McLarty Capital Partners SBIC, L.P.	$417	$408
McLarty Capital Partners SBIC II, L.P.	2,908	2,562
Firmament Capital Partners SBIC III, L.P.	1,960	1,736
Firmament Capital Partners SBIC IV, L.P.	1,408	843
Bluehenge Capital Secured Debt SBIC, L.P.	1,762	2,485
Bluehenge Capital Secured Debt SBIC II, L.P.	1,951	1,784
New Louisiana Angel Fund 2, LLC	49	49
Pharos Capital Partners IV-A, L.P.	702	657
Valesco Fund II, LP	987	976
Valesco Fund III, LP	650	318
GP Capital Partners, LP	896	741
BankTech Ventures, LP	357	311
JAM FINTOP Banktech, LP	520	699
Ledyard Capital Managers, LLC	1,428	1,150
Mendon Ventures Banktech Fund I, LP	2,235	1,514
Castle Creek Launchpad Fund I, LP	1,118	781
Work America Capital Fund I, LP	—	395
	$19,348	$17,409
Note 7– Loans and the Allowance for Loan Losses –
Loans receivable at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024

Real estate loans:
Commercial	$2,611,279	$2,483,223
Construction	639,069	670,502
Residential	944,065	884,533
Total real estate loans	4,194,413	4,038,258
Commercial	1,921,833	1,868,675
Consumer and other	73,244	74,466
Total loans held for investment	6,189,490	5,981,399

Less:
Allowance for loan losses	(53,959)	(54,840)
Net loans	$6,135,531	$5,926,559
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at December 31, 2025 and 2024.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial and agricultural loans are pledged against the Federal Reserve Banks’ discount window at December 31, 2025 and 2024.
Net deferred loan origination fees were $11.4 million and $12.6 million, respectively, at December 31, 2025 and 2024, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans, and reclassifies overdrafts as loans in its consolidated balance sheets. At December 31, 2025 and 2024, overdrafts of $7.9 million and $3.0 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $643.8 million and $747.0 million at December 31, 2025 and 2024, respectively. The Company has servicing rights of $956,000 and $832,000 recorded at December 31, 2025 and 2024, respectively, which are recorded within other assets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables set forth, as of December 31, 2025 and 2024, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	December 31, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(4,116)	(20)	(242)	(6,768)	(1,991)	(13,137)
Recoveries	30	211	33	839	314	1,427
Provision (Recovery)	4,112	(4,116)	(404)	9,544	1,693	10,829
Ending Balance	$23,486	$3,237	$7,423	$19,282	$531	$53,959

Reserve for Unfunded Credit Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	92	(132)	(49)	571	7	489
Ending Balance	$320	$1,179	$309	$2,336	$33	$4,177

Total Allowance for Credit Losses	$23,806	$4,416	$7,732	$21,618	$564	$58,136

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$17,676	$6,596	$5,485	$10,424	$233	$40,414
Adjustment for Oakwood on PCD Loans	4,013	1,420	374	2,603	—	8,410
Charge-offs	263	(2,261)	(297)	(986)	(2,392)	(5,673)
Recoveries	86	515	14	236	329	1,180
Provision	1,422	892	2,460	3,390	2,345	10,509
Ending Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840

Reserve for Unfunded Credit Commitments:
Beginning Balance	$206	$1,546	$177	$1,372	$23	$3,324
Provision (Recovery)	22	(235)	181	393	3	364
Ending Balance	$228	$1,311	$358	$1,765	$26	$3,688

Total Allowance for Credit Losses	$23,688	$8,473	$8,394	$17,432	$541	$58,528
Included within the above allowance are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations

Real estate loans:
Commercial	$29,248	$1,873	$42,407	$3,529
Construction	2,141	149	11,777	975
Residential	2,380	—	11,012	519
Total real estate loans	33,769	2,022	65,196	5,023
Commercial	10,771	4,989	99,234	2,505
Consumer and other	—	—	—	—
Total	$44,540	$7,011	$164,430	$7,528

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
When a loan has a risk grade of 50, it is considered to be on management’s “watch list,” and subject to additional and more frequent monitoring by both the loan officer and senior credit and risk personnel. Loans graded 60 or higher have exhibited potential or actual credit weakness that makes their full collection uncertain and are considered classified

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loans, consisting of substandard (60), doubtful (70) and loss (80) categories. Generally, loans that are classified are assigned special assets personnel for ongoing monitoring and resolution.
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of December 31, 2025 and 2024:

	December 31, 2025
		Criticized
(Dollars in thousands)	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs

Real Estate: Commercial
Originated in 2025	$387,209	$1,506	$8,789	$—	$—	$397,504	$—
Originated in 2024	279,558	12,505	14,421	—	—	306,484	—
Originated in 2023	206,195	22,360	3,622	—	—	232,177	—
Originated in 2022	642,357	21,182	29,621	—	—	693,160	3,850
Originated in 2021	366,356	7,871	1,048	—	—	375,275	2
Originated Prior to 2021	536,644	8,692	6,641	472	—	552,449	—
Revolving	51,905	—	—	—	—	51,905	264
Revolving Loans Converted to Term	2,325	—	—	—	—	2,325	—
Total Real Estate: Commercial	$2,472,549	$74,116	$64,142	$472	$—	$2,611,279	$4,116

Real Estate: Construction
Originated in 2025	$206,047	$848	$—	$—	$—	$206,895	$—
Originated in 2024	155,588	—	474	—	—	156,062	—
Originated in 2023	42,018	3,561	1,205	—	—	46,784	—
Originated in 2022	104,768	2,074	2,088	—	—	108,930	1
Originated in 2021	26,011	3,056	472	—	—	29,539	19
Originated Prior to 2021	31,263	1,690	1,928	—	—	34,881	—
Revolving	54,618	—	—	—	—	54,618	—
Revolving Loans Converted to Term	1,360	—	—	—	—	1,360	—
Total Real Estate: Construction	$621,673	$11,229	$6,167	$—	$—	$639,069	$20

Real Estate: Residential
Originated in 2025	$95,656	$1,377	$—	$—	$—	$97,033	$(79)
Originated in 2024	84,881	—	507	—	—	85,388	—
Originated in 2023	84,761	—	1,346	—	—	86,107	—
Originated in 2022	242,424	614	1,830	—	—	244,868	8
Originated in 2021	136,520	14,266	454	32	—	151,272	—
Originated Prior to 2021	148,862	6,755	6,611	—	—	162,228	197
Revolving	110,519	1,758	2,120	—	—	114,397	116
Revolving Loans Converted to Term	2,685	—	87	—	—	2,772	—
Total Real Estate: Residential	$906,308	$24,770	$12,955	$32	$—	$944,065	$242

Commercial
Originated in 2025	$350,624	$606	$326	$—	$—	$351,556	$3
Originated in 2024	246,163	7,686	1,782	—	—	255,631	239
Originated in 2023	166,677	2,265	3,363	48	—	172,353	1,051
Originated in 2022	137,273	16,048	9,030	—	—	162,351	4,279
Originated in 2021	69,146	1,467	5,367	13	—	75,993	464
Originated Prior to 2021	98,366	884	3,290	38	—	102,578	732
Revolving	748,302	10,058	1,576	24	—	759,960	—
Revolving Loans Converted to Term	18,360	135	22,916	—	—	41,411	—
Total Commercial	$1,834,911	$39,149	$47,650	$123	$—	$1,921,833	$6,768

Consumer and Other
Originated in 2025	$12,063	$—	$8	$—	$—	$12,071	$1,119
Originated in 2024	6,896	—	6	—	—	6,902	49
Originated in 2023	3,812	—	19	—	—	3,831	169
Originated in 2022	2,771	—	33	—	—	2,804	97
Originated in 2021	1,045	—	68	2	—	1,115	48
Originated Prior to 2021	29,095	—	125	—	—	29,220	12
Revolving	16,120	—	19	—	—	16,139	497
Revolving Loans Converted to Term	904	—	258	—	—	1,162	—
Total Consumer and Other	$72,706	$—	$536	$2	$—	$73,244	$1,991

Total Loans	$5,908,147	$149,264	$131,450	$629	$—	$6,189,490	$13,137

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
		Criticized
(Dollars in thousands)	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs

Real Estate: Commercial
Originated in 2024	$300,564	$—	$15,271	$—	$—	$315,835	$—
Originated in 2023	223,301	22,051	135	—	—	245,487	—
Originated in 2022	752,449	40,646	—	—	—	793,095	2
Originated in 2021	400,133	5,861	470	—	—	406,464	—
Originated in 2020	147,800	1,853	635	—	—	150,288	5
Originated Prior to 2020	508,370	4,779	6,557	851	—	520,557	(270)
Revolving	50,813	195	480	—	—	51,488	—
Revolving Loans Converted to Term	9	—	—	—	—	9	—
Total Real Estate: Commercial	$2,383,439	$75,385	$23,548	$851	$—	$2,483,223	$(263)

Real Estate: Construction
Originated in 2024	$203,537	$—	$402	$—	$—	$203,939	$—
Originated in 2023	86,505	—	586	—	—	87,091	46
Originated in 2022	176,301	2,886	2,188	—	—	181,375	278
Originated in 2021	86,514	—	3,522	—	—	90,036	1,937
Originated in 2020	26,646	—	14	—	—	26,660	—
Originated Prior to 2020	23,696	154	1,990	—	—	25,840	—
Revolving	54,990	396	—	—	—	55,386	—
Revolving Loans Converted to Term	175	—	—	—	—	175	—
Total Real Estate: Construction	$658,364	$3,436	$8,702	$—	$—	$670,502	$2,261

Real Estate: Residential
Originated in 2024	$80,126	$—	$225	$—	$—	$80,351	$2
Originated in 2023	102,618	175	244	—	—	103,037	3
Originated in 2022	228,784	1,179	1,200	8	—	231,171	12
Originated in 2021	145,072	205	—	—	—	145,277	1
Originated in 2020	69,222	315	555	9	—	70,101	2
Originated Prior to 2020	133,993	1,122	6,170	234	—	141,519	73
Revolving	111,452	167	1,091	—	—	112,710	204
Revolving Loans Converted to Term	367	—	—	—	—	367	—
Total Real Estate: Residential	$871,634	$3,163	$9,485	$251	$—	$884,533	$297

Commercial
Originated in 2024	$399,093	$223	$4,308	$—	$—	$403,624	$1
Originated in 2023	286,436	1,385	2,301	—	—	290,122	76
Originated in 2022	235,534	8,471	1,611	—	—	245,616	459
Originated in 2021	178,248	2,562	1,684	—	—	182,494	276
Originated in 2020	81,809	41	707	—	—	82,557	97
Originated Prior to 2020	100,096	2,526	629	300	—	103,551	77
Revolving	546,947	10,771	2,671	—	—	560,389	—
Revolving Loans Converted to Term	322	—	—	—	—	322	—
Total Commercial	$1,828,485	$25,979	$13,911	$300	$—	$1,868,675	$986

Consumer and Other
Originated in 2024	$12,084	$—	$8	$—	$—	$12,092	$32
Originated in 2023	7,118	—	33	—	—	7,151	84
Originated in 2022	4,646	—	18	—	—	4,664	427
Originated in 2021	2,195	—	49	—	—	2,244	4
Originated in 2020	1,183	—	60	—	—	1,243	31
Originated Prior to 2020	22,352	—	64	—	—	22,416	40
Revolving	24,474	—	137	—	—	24,611	1,774
Revolving Loans Converted to Term	45	—	—	—	—	45	—
Total Consumer and Other	$74,097	$—	$369	$—	$—	$74,466	$2,392

Total Loans	$5,816,019	$107,963	$56,015	$1,402	$—	$5,981,399	$5,673

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
As of December 31, 2025 and 2024, loan balances outstanding more than 90 days past due and still accruing interest amounted to $2.2 million and $860,000, respectively. As of December 31, 2025 and 2024, loan balances outstanding on nonaccrual status amounted to $74.5 million and $24.1 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of December 31, 2025 and 2024. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,838	$38,693	$10,097	$50,628	$2,560,651	$2,611,279	$363
Construction	1,988	72	4,363	6,423	632,646	639,069	—
Residential	3,775	1,562	8,151	13,488	930,577	944,065	79
Total Real Estate Loans	7,601	40,327	22,611	70,539	4,123,874	4,194,413	442
Commercial	15,585	552	24,692	40,829	1,881,004	1,921,833	1,760
Consumer and Other	185	356	163	704	72,540	73,244	13
Total	$23,371	$41,235	$47,466	$112,072	$6,077,418	$6,189,490	$2,215

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,688	$303	$3,035	$10,026	$2,473,197	$2,483,223	$—
Construction	1,700	594	4,600	6,894	663,608	670,502	—
Residential	2,631	786	5,174	8,591	875,942	884,533	482
Total Real Estate Loans	11,019	1,683	12,809	25,511	4,012,747	4,038,258	482
Commercial	8,741	1,075	7,674	17,490	1,851,185	1,868,675	240
Consumer and Other	177	48	262	487	73,979	74,466	138
Total	$19,937	$2,806	$20,745	$43,488	$5,937,911	$5,981,399	$860
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended December 31, 2025 and 2024, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
The following table presents non-accrual loans by segment as of December 31, 2025 and 2024, respectively.

(Dollars in thousands)	December 31, 2025	December 31, 2024

Real Estate Loans:
Commercial	$36,252	$3,621
Construction	4,539	5,251
Residential	10,144	7,078
Total Real Estate Loans	50,935	15,950
Commercial	23,370	8,039
Consumer and Other	166	158
Total	$74,471	$24,147
The Bank had $9.8 million and $2.4 million, as of December 31, 2025 and 2024, respectively, in non-accrual loans with no specific allowance allocation.
Accrued interest receivable of $1.7 million and $3.4 million was outstanding as of December 31, 2025 and 2024, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At December 31, 2025 and 2024, accrued interest receivable on loans was $33.2 million and $30.9 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8– Premises and Equipment –
Bank premises and equipment at December 31, 2025 and 2024 consist of the following:

(Dollars in thousands)	2025	2024

Land	$6,795	$7,619
Buildings and Leasehold Improvements	59,404	65,388
Furniture and Equipment	41,270	40,537
Right of Use Asset	25,936	27,955
Total Bank Premises and Equipment	133,405	141,499
Less: Accumulated Depreciation	(59,423)	(59,546)
Total Bank Premises and Equipment, net	$73,982	$81,953
The provision for depreciation and amortization attributable to bank premises and equipment charged to operating expenses was $5.7 million, $5.3 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 9 - Goodwill and Other Intangible Assets –
Goodwill was recorded as a result of acquisitions. The carrying amount of goodwill as of December 31, 2025 and 2024 was $121.1 million and $121.6 million, respectively. In 2025, the decrease of $426,000 was due to the sale of the Kaplan banking center and adjustments from the 2024 acquisition of Oakwood. The Company performed the required annual goodwill impairment test as of October 1, 2025. The Company’s annual test did not indicate any impairment as of the testing date. Following the testing date, management determined no triggering event had occurred though December 31, 2025.
Core deposit and customer intangible assets were acquired in conjunction with the business combinations. A summary of the core deposit and customer intangible assets as of December 31, 2025 and 2024 is as follows:

(Dollars in thousands)	2025	2024

Gross Carrying Amount	$28,690	$21,050
Adjustment for Sale of Branch	(122)	—
Acquired in Oakwood Acquisition	—	7,640
Less: Accumulated Amortization	(14,071)	(11,438)
Net Carrying Amount	$14,497	$17,252

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense on the core deposit and customer intangible assets totaled approximately $2.6 million, $2.3 million and $2.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

December 31,	(Dollars in thousands)
2026	$2,556
2027	2,556
2028	2,278
2029	1,971
2030	1,711
Thereafter	3,425
Total Core Deposit and Customer Intangible	$14,497
Note 10– Deposits –
Deposit accounts at December 31, 2025 and 2024 are summarized as follows:

(Dollars in thousands)	2025	2024

Noninterest Bearing - DDA	$1,322,074	$1,357,045
Noninterest Bearing Deposits	1,322,074	1,357,045
Interest Bearing - DDA	901,593	766,086
NOW and Super NOW Accounts	366,181	411,077
Money Market Accounts	2,536,495	2,354,563
Savings Accounts	164,802	225,647
Certificates of Deposit Over $250,000	804,728	687,601
Other Certificates of Deposit	602,717	709,312
Interest Bearing Deposits	5,376,516	5,154,286
Total Deposits	$6,698,590	$6,511,331
Approximately 83.2% of certificates of deposit as of December 31, 2025 have stated maturity dates during 2026 and the remaining 16.8% have stated maturity dates during 2027 and beyond.
At December 31, 2025 and 2024, total deposits for the top three customer relationships was approximately $241.2 million and $211.3 million, respectively, which represented 3.6% and 3.2% of total deposits, respectively. Brokered and reciprocal deposits were approximately $1.3 billion and $1.2 billion at December 31, 2025 and 2024, respectively. Included in these brokered and reciprocal deposits are public fund deposits of approximately $199.2 million and $155.0 million at December 31, 2025 and 2024, respectively. Other public fund deposits were approximately $555.1 million and $603.2 million at December 31, 2025 and 2024, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11– Borrowings –
The Bank had outstanding advances from the FHLB of $431.2 million and $355.9 million at December 31, 2025 and 2024, respectively, consisting of:

(Dollars in thousands)	2025	2024

4.38% advance due January 2025	$—	$55,000
4.88% advance due April 2025 (a)	—	875
4.89% advance due July 2025	—	25,000
0.52% advance due October 2025 (b)	—	1,700
4.65% advance due January 2026	25,000	25,000
3.62% advance due January 2026 (c)	120,000	—
4.00% advance due March 2026	25,000	—
4.56% advance due July 2026	25,000	25,000
3.91% advance due July 2026	25,000	—
0.89% advance due November 2026 (d)	11,200	23,300
4.84% advance due December 2026	25,000	25,000
4.78% advance due September 2027	25,000	25,000
4.73% advance due March 2028	25,000	25,000
4.69% advance due September 2028	25,000	25,000
4.13% advance due October 2028	25,000	25,000
3.92% advance due October 2030	25,000	25,000
3.72% advance due October 2033	25,000	25,000
3.57% advance due October 2033 (e)	25,000	25,000
Total FHLB advances	$431,200	$355,875
(a)Loan acquired during the TCBI acquisition due and paid in April 2025.
(b)Loan made in 2020 and was acquired during the Oakwood acquisition. Principal paid monthly
(c)Short term overnight advance.
(d)Principal paid monthly.
(e)Loan has put options beginning in October 2024.
These advances are collateralized by the Company’s investment in FHLB stock and a blanket lien on qualifying loans in the Bank’s loan portfolio. The blanket lien totaled approximately $2.0 billion at December 31, 2025 with unused availability for advances and letters of credit of approximately $1.2 billion.
The Company has outstanding lines of credit with several of its correspondent banks available to assist in the management of short-term liquidity. These agreements provide for interest based upon the federal funds rate on the outstanding balance. Total available lines of credit as of December 31, 2025 and 2024 were $145.0 million and $160.0 million, respectively. The Company was not in a purchased position on these lines at December 31, 2025 and 2024.
In December 2018, the Company issued subordinated notes in the amount of $25.0 million. The subordinated notes bear a fixed rate of interest at 6.75% until December 31, 2028 and a floating rate thereafter through maturity in 2033. The balance outstanding at both December 31, 2025 and 2024 was $25.0 million. The subordinated notes were issued for the purpose of paying off a long term advance and line of credit with First National Bankers Bank, for general corporate purposes and to provide Tier 2 capital. The subordinated notes are redeemable by the Company at its option beginning in 2028.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 26, 2021, the Company issued $52.5 million in subordinated debt. This subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. The subordinated notes were issued to provide additional capital support to the Bank, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, repayment of existing Company borrowings, and for other general corporate purposes. During the first quarter of 2025, $7.0 million was redeemed by the Company. The Company recognized a $630,000 gain on the extinguishment of this debt during 2025. The remaining subordinated notes are redeemable by the Company at its option beginning in 2026. The balance outstanding was $45.5 million and $52.5 million at December 31, 2025 and 2024, respectively.
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
On March 1, 2022, the Company assumed, in connection with the TCBI acquisition, three tranches of subordinated debt with an aggregate principal balance outstanding of $26.4 million. One tranche in the amount of $10.0 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on April 11, 2028, and was callable beginning April 11, 2023. Another tranche in the amount of $7.5 million bears an adjustable interest rate, based on a benchmark rate plus 350 basis points, until maturity on December 13, 2028, and was callable beginning December 13, 2023. The third tranche in the amount of $8.9 million had an adjustable interest rate plus 595 basis points, based on a benchmark rate, until maturity on March 24, 2027. The $8.9 million tranche was called on May 1, 2023 by the Company and has been fully extinguished. The Company recognized a $1.5 million gain on the extinguishment of this debt during 2023. These notes carried an aggregate $603,000 and $833,000 fair value adjustment, respectively, as of December 31, 2025 and 2024.
Note 12– Securities Purchased and Sold Under Agreements to Resell and Repurchase –
During the year ended December 31, 2024, the Bank entered into an agreement to purchase investment securities with the intention to resell those securities at various times throughout the year. At December 31, 2025, the Bank purchased $25.6 million at a rate of 4.5% and maturing in 2026, and $50.8 million at a rate of 5.1% and maturing in 2025 at December 31, 2024. At December 31, 2025 and 2024, the Bank had also sold various investment securities with an agreement to repurchase these securities at various times within one year. These securities generally remain under the Bank’s control and are included in securities available for sale. At December 31, 2025, these pledged securities have coupon rates ranging from 1.3% to 5.0% and maturity dates ranging from 2028 to 2045. The related liability to repurchase these securities was $22.6 million at both December 31, 2025 and 2024.
Note 13– Income Taxes –
The consolidated provision (credit) for income taxes consists of the following at December 31, 2025, 2024 and 2023:

(Dollars in thousands)	2025	2024	2023

Provision for Current Taxes - Federal	$21,249	$18,906	$17,491
Provision (Credit) for Deferred Taxes	1,199	(962)	2,052
Total Provision for Income Taxes	$22,448	$17,944	$19,543

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision (credit) for federal income taxes differs from the amount computed by applying federal statutory rates to income from operations as indicated in the following analysis at December 31, 2025, 2024 and 2023. The December 31, 2025 quantitative threshold was 5% totaling $1.2 million.

(Dollars in thousands)	2025
	Amount	Percent

US Federal Statutory Tax	$23,165	21.0%
Nontaxable or Nondeductible Items
Tax Exempt Interest	(1,544)	(1.4)
Other	91	0.1
State and Local Income Taxes, Net of Federal Benefit	608	0.6
Other (Less Than the 5% Threshold)	128	0.1
Total Provision for Income Taxes	$22,448	20.4%

(Dollars in thousands)	2024	2023

Federal Statutory Income Tax	$17,441	$19,023
Tax Exempt Income	(513)	(188)
Stock Based Compensation	(9)	197
Goodwill Write-off for Branch Sale	-	32
State Taxes	928	695
Other - Net	97	(216)
Total Provision for Income Taxes	$17,944	$19,543

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2025	2024

State NOL	$2,368	$2,634
State NOL Valuation Allowance	(2,368)	(2,634)
Net Operating Loss Carryforward	—	681
Unrealized Loss on Securities	8,917	16,876
Acquired Loans Fair Market Value Adjustment	1,582	2,561
Allowance for Loan Losses	11,401	11,587
Lease Liability	5,649	8,139
Deferred Compensation	3,597	3,227
Stock Awards	1,212	1,012
Reserve for Unfunded Commitments	883	779
Credit Card Rewards	151	509
Other	371	1,146
Deferred Tax Assets	33,763	46,517

Right of Use Asset	5,480	7,976
Core Deposit Intangible	3,063	3,645
Depreciation	3,110	3,727
Acquired Securities Difference in Basis	740	868
Other	893	710
Deferred Tax Liabilities	13,286	16,926
Net Deferred Tax Asset	$20,477	$29,591
The Company acquired certain deferred tax attributes and liabilities as a result of the TCBI acquisition in 2022 and Oakwood acquisition in 2024, including a federal net operating loss (“NOL”) carryforward of $8.8 million and $4.2 million, respectively, and a federal charitable contribution carryforward of $229,000 and $99,000. The amount of the NOL carryforward the Company is allowed to deduct against current taxable income each year is limited, and the Company may not offset more than 80% of taxable income in any year. During the 2025 tax year, the Company was able to fully utilize the $3.2 million in NOL carryforward as well as the $99,000 of charitable contribution carryforward from the year ended December 31, 2024. As of December 31, 2025, the Company did not have a NOL carryforward.
The following is a summary of federal and state income taxes paid (net of refunds received):

(Dollars in thousands)	2025

Federal	$22,950
State	1,122
Total Taxes Paid (Net of Refunds Received)	$24,072

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14– Accumulated Other Comprehensive Income (Loss) –
The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024

Unrealized Gains (Losses) on AFS Investment Securities and Equity Method Investments:
Balance at Beginning of Year	$(62,998)	$(66,585)
Other Comprehensive Income on AFS Investment Securities Before Reclassifications - Net of Tax	29,660	3,570
Other Comprehensive Income on Equity Method Investments - Net of Tax	—	11
Reclassification Adjustment for Gains on Sale of AFS Investment Securities Realized - Net of Tax	51	6
Other Comprehensive Income	29,711	3,587
Balance at End of Year	$(33,287)	$(62,998)
Note 15– Shareholders’ Equity and Regulatory Matters –
Shareholders’ Equity of the Company includes the undistributed earnings of the Bank. The Company pays dividends from its assets, which are provided primarily by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to pay cash distributions. Louisiana statutes require approval to pay distributions in excess of a bank’s earnings in the current year plus retained net profits for the preceding year. The Company paid quarterly common stock dividends totaling $0.57 per share and $0.56 per share for the years ended December 31, 2025 and 2024, respectively, based upon quarterly financial performance. The Company paid full quarterly preferred stock dividends totaling $75.00 per share for both years ended December 31, 2025 and 2024.
Common Stock Repurchase Plan
On October 28, 2025, the Company’s board of directors approved a resolution authorizing management to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program will expire on October 28, 2027. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock. The Company repurchased 150,504 shares at a total price of $3.7 million as part of this plan through December 31, 2025.
Preferred Stock
On September 1, 2022, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company offered and sold shares of its 7.50% fixed-to-floating rate non-cumulative perpetual preferred stock, with no par value, for an aggregate purchase price of $72.0 million. Holders of the preferred stock are entitled to receive, if, when, and as declared by the Company’s board of directors, non-cumulative cash dividends at a rate of 7.50% per share for the first five years following issuance and thereafter at a variable rate equal to the then current 3-month secured overnight financing rate (“SOFR”), reset quarterly, plus 470 basis points. The preferred stock has a perpetual term and may not be redeemed, except under certain circumstances, under the first five years of issuance. The preferred stock is non-convertible and dividends equivalent to $75.00 per share were paid during both years ended December 31, 2025 and 2024.
Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2025 and 2024, the Bank met all of the capital adequacy requirements to which it is subject.
As of December 31, 2025 and 2024, each of the Company and the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. For the years ended December 31, 2025 and 2024, each of the Company and the Bank was required to maintain minimum total capital, Tier 1 capital, risk-based common equity Tier 1, and Tier 1 leverage ratios at the levels disclosed in the table below to be categorized as well capitalized. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.
The following is a summary of the Company’s (consolidated) and the Bank’s actual capital amounts and ratios at December 31, 2025 and 2024.

Business First Bancshares, Inc. (Consolidated)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025:
Total Capital (to Risk-Weighted Assets)	$939,331	12.93%	$581,331	8.00%	$726,664	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	799,527	11.00%	435,998	6.00%	581,331	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	722,597	9.94%	326,999	4.50%	472,332	6.50%
Tier 1 Leveraged Capital (to Average Assets)	799,527	10.08%	317,221	4.00%	396,526	5.00%

December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$878,914	12.75%	$551,523	8.00%	$689,404	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	727,959	10.56%	413,643	6.00%	551,523	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	651,029	9.44%	310,232	4.50%	448,113	6.50%
Tier 1 Leveraged Capital (to Average Assets)	727,959	9.53%	305,647	4.00%	382,058	5.00%

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b1BANK	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2025:
Total Capital (to Risk-Weighted Assets)	$930,600	12.82%	$580,690	8.00%	$725,862	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	872,464	12.02%	435,517	6.00%	580,690	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	872,464	12.02%	326,638	4.50%	471,811	6.50%
Tier 1 Leveraged Capital (to Average Assets)	872,464	11.01%	316,916	4.00%	396,145	5.00%

December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$857,627	12.45%	$551,140	8.00%	$688,925	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	799,099	11.60%	413,355	6.00%	551,140	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	799,099	11.60%	310,016	4.50%	447,801	6.50%
Tier 1 Leveraged Capital (to Average Assets)	799,099	10.47%	305,247	4.00%	381,559	5.00%
Note 16– Stock Based Compensation –
Equity Incentive Plan
In 2006, the Company’s board of directors adopted the 2006 Stock Option Plan, pursuant to which the Company was permitted to issue stock options to purchase up to 450,000 shares of the Company’s common stock, all of which could be issued as either incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In January 2007, the Company’s board of directors adopted an amendment to the 2006 Stock Option Plan, which increased the number of available shares under the plan from 450,000 to 1,500,000. The 2006 Stock Option Plan expired on December 22, 2016, and no shares remain fully vested and unexercised as of December 31, 2025.

On June 29, 2017, the Company’s shareholders approved its 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the grant of various types of equity grants and awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to eligible participants, which includes the Company’s employees, directors and consultants. On June 23, 2022, the Company's shareholders approved an additional 400,000 shares to be reserved for future awards under the 2017 Plan. In addition, the number of shares issuable under the 2017 Plan was increased by 143,908 shares as a result of the assumption of options to purchase shares of TCBI common stock that were converted into options to purchase shares of Company common stock upon the TCBI acquisition on March 1, 2022. As of May 23, 2024, there will be no future awards made under the 2017 Plan. The 2017 Plan was combined into the 2024 Equity Incentive Plan, as described below, on August 15, 2025.

On May 22, 2024, the Company’s shareholders approved the Business First Bancshares, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The authorized share pool under the 2024 Plan is comprised of 645,000 shares, plus any shares that were available for issuance under the 2017 Plan and any underlying awards outstanding under the 2017 Plan as of the effective date of the 2024 Plan that were terminated or cancelled without having been unexercised or forfeited, cancelled, or repurchased by the Company. In addition, the number of shares issuable under the 2024 Plan was increased by 207,293 shares as a result of the conversion of Oakwood stock options to Company stock options due to the Oakwood acquisition on October 1, 2024. In total, the 2024 Plan has reserved 852,293 shares of common stock for grant, award or issuance to eligible participants, all of which may be subject to incentive stock option treatment. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the provisions of the 2024 Plan, those eligible participants to whom, and the times at which, grants and awards will be made. As of December 31, 2025, there were 195,792 shares of common stock issued pursuant to awards and grants under the 2024 Plan to the Company’s employees, directors or consultants, of which 193,847 shares are subject to outstanding and unexercised awards and grants, and 676,437 shares of common stock remain available for grant.
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
During the years ended December 31, 2025, 2024 and 2023, the Company issued shares of restricted stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2025, 2024 and 2023, respectively, the Company recognized $1.3 million, $2.8 million and $4.7 million in compensation costs related to restricted stock awards. At December 31, 2025, 2024 and 2023, respectively, unrecognized share-based compensation associated with these awards totaled $154,000, $1.1 million and $3.4 million. The $154,000 of unrecognized share-based compensation at December 31, 2025 is expected to be recognized over a weighted average period of 0.4 years.
The table below summarizes the restricted stock award activity for the period presented.

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	225,931	$21.83	231,036	$21.43	131,624	$24.45
Granted	1,945	25.72	207,501	22.43	280,101	20.29
Released	(161,719)	21.67	(205,703)	21.99	(177,951)	16.97
Forfeited	(5,054)	22.43	(6,903)	21.66	(2,738)	19.51
Balance, at End of Period	61,103	$22.32	225,931	$21.83	231,036	$21.43
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
During the years ended December 31, 2025, and 2024, the Company issued shares of restricted stock units which vest in three equal installments over the requisite service period. For the years ended December 31, 2025, and 2024, respectively, the Company recognized $3.8 million and $115,000 in compensation costs related to restricted stock units. At December 31, 2025, and 2024, respectively, unrecognized share-based compensation associated with these units totaled $5.2 million and $4.4 million. The $5.2 million of unrecognized share-based compensation at December 31, 2025 is expected to be recognized over a weighted average period of 1.5 years.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
(Dollars in thousands, except per share data)	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	158,547	$—			$28.53
Granted	194,427	—			26.68
Released	(17,447)	—			28.55
Forfeited	(8,389)	—			27.83
Balance, at End of Period	327,138	$—	1.54	8,551	$27.45

End of Period Vested and Expected to Vest	327,138	$—	1.54	$8,551	$27.45
Ending Exercisable	11,020	—	—	288	28.52

	December 31, 2024
(Dollars in thousands, except per share data)	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	—	$—			$—
Granted	158,547	—			28.53
Released	—	—			—
Forfeited	—	—			—
Balance, at End of Period	158,547	$—	2.36	4,075	$28.53

End of Period Vested and Expected to Vest	158,547	$—	2.36	$4,075	$28.53
Ending Exercisable	—	—	—	—	—
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
During the year ended December 31, 2025, and 2024, the Company issued share equivalents of phantom stock which vest in three equal installments over the requisite service period. For the years ended December 31, 2025, and 2024, respectively, the Company recognized $468,000 and $9,000 in compensation costs related to phantom stock. At December 31, 2025,and 2024, respectively, unrecognized share-based compensation associated with these units totaled

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$461,000 and $275,000. The $461,000 of unrecognized share-based compensation at December 31, 2025 is expected to be recognized over a weighted average period of 1.4 years.

	Year Ended December 31, 2025
(Dollars in thousands, except per share data)	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	11,030	$—			$28.60
Granted	25,881	—			26.46
Released	(3,589)	—			28.60
Forfeited	(984)	—			27.49
Balance, at End of Period	32,338	$—	1.37	$847	$26.93

End of Period Vested and Expected to Vest	32,388	$—	1.37	$847	$26.93
Ending Exercisable	—	—	—	—	—

	Year Ended December 31, 2024
(Dollars in thousands, except per share data)	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance, at Beginning of Period	—	$—			$—
Granted	11,030	—			28.60
Released	—	—			—
Forfeited	—	—			—
Balance, at End of Period	11,030	$—	2.36	$283	$28.60

End of Period Vested and Expected to Vest	11,030	$—	2.36	$283	$28.60
Ending Exercisable	—	—	—	—	—
Stock Options
As of December 31, 2025, the Company had 80,726 outstanding and 77,344 vested and exercisable stock options, all of which have been issued to our executive officers and key personnel and remain subject to the terms and conditions of the 2006 Stock Option Plan, 2017 Plan and 2024 Plan until they are exercised or forfeited. As of December 31, 2025, the weighted average exercise price of the stock options was $23.52.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the activity related to the stock options:

	Years Ended December 31,
	2025		2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding Options, at Beginning of Period	179,969	$21.77	120,608	$18.59	130,924	$18.59
Granted	—	—	207,293	22.91	—	—
Exercised	(95,867)	20.25	(137,375)	19.25	(7,500)	17.11
Forfeited or Expired	(3,376)	24.16	(10,557)	22.02	(2,816)	22.38
Outstanding Options, at End of Period	80,726	$23.48	179,969	$21.77	120,608	$18.59
Exercisable, at End of Period	77,344	$23.52	174,055	$21.74	111,032	$18.24
The aggregate intrinsic value of outstanding awards at December 31, 2025 and 2024 is $214,000 and $707,000 with a weighted average remaining contractual life of 3.8 years and 3.7 years, respectively.
Note 17– Employee Benefit Plans –
Defined Contribution Plan
The Bank has a defined contribution plan qualified under Internal Revenue Code 401(K) for those employees who meet the eligibility requirements. Contributions may be made by eligible employees subject to Internal Revenue Service limits. The Bank contributes a matching contribution up to 4% of wages which totaled $3.1 million, $2.8 million and $2.4 million and is included in salaries and employee benefits for the years ended December 31, 2025, 2024 and 2023, respectively.
Deferred Compensation
The Company has established certain unfunded nonqualified deferred compensation agreements for the purpose of providing deferred compensation as retirement benefits for a select group of management. At December 31, 2025 and 2024, the Company had recorded accrued liabilities of $4.8 million and $4.1 million, respectively. The expense related to the deferred compensation agreements was $719,000, $766,000 and $586,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18– Other Income and Expenses –
An analysis of Other Income for the Company's single reportable operating segment is as follows for the years ended December 31, 2025, 2024 and 2023:

(Dollars in thousands)	2025	2024	2023

Debit Card and ATM Fee Income	$7,701	$7,659	$6,590
Cash Value of Life Insurance Income	3,151	2,875	2,247
Fees and Brokerage Commissions	8,180	7,844	7,247
Pass-Through Income from SBIC Partnerships	905	1,208	1,946
Gain on Extinguishment of Debt	630	—	1,458
Gain on Sale of Branch	3,360	—	945
Swap Fee Income	4,417	2,739	964
Other	8,992	8,311	6,134
Total Other Income	$37,336	$30,636	$27,531
An analysis of Other Expenses for the Company's single reportable operating segment is as follows for the years ended December 31, 2025, 2024 and 2023:

(Dollars in thousands)	2025	2024	2023

Advertising and Promotions	$5,179	$4,878	$4,628
Communications	2,382	2,247	2,290
Ad Valorem Shares Tax	4,245	4,057	3,160
Data Processing Fees	15,756	11,957	9,034
Directors' Fees	957	1,085	1,079
Insurance	1,669	2,025	2,028
Legal and Professional Fees	4,566	3,756	3,173
Office Supplies and Printing	1,234	1,091	1,215
Regulatory Assessments	4,337	4,118	4,119
Merger and Conversion Costs	2,194	1,236	236
Other	16,095	13,296	14,270
Total Other Expenses	$58,614	$49,746	$45,232
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $1.7 billion and standby and commercial letters of credit of approximately $51.2 million at December 31, 2025. As discussed in Note 7, we had a reserve for unfunded loan commitments of $4.2 million and $3.7 million at December 31, 2025 and 2024, respectively.

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
Within the loan portfolio, the Bank has a concentration of credits secured by real estate. The Bank had extended credit secured by non-farm non-residential real estate totaling approximately $2.5 billion and $2.3 billion, which accounted for 40.5% and 39.2% of total loans held for investment at December 31, 2025 and 2024, respectively. Additionally, the Bank had extended credit secured by construction and land development totaling approximately $639.1 million and $670.5 million, respectively; these loans represented 10.3% and 11.2% of total loans held for investment at December 31, 2025 and 2024, respectively.
The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.
Note 21– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $8.3 million, $6.6 million and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had a weighted average lease term of 5.9 years and 6.3 years and a weighted average discount rate of 3.96% and 3.69% as of December 31, 2025 and 2024, respectively.
Future minimum lease payments under these leases are as follows:

December 31,	(Dollars in thousands)
2026	$5,896
2027	$5,494
2028	$5,016
2029	$4,263
2030	$3,119
2031 and Thereafter	$6,383
Total Future Minimum Lease Payments	$30,171
Less Imputed Interest	$(3,437)
Present Value of Lease Liabilities	$26,734
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bank has agreed to participate as an investor with McLarty Capital Partners SBIC, L.P. (“McLarty”), McLarty Capital Partners SBIC II, L.P. (“McLarty II”), Firmament Capital Partners SBIC III, L.P. (“Firmament III”), Firmament Capital Partners SBIC IV, L.P. (“Firmament IV”), Bluehenge Capital Secured Debt SBIC, L.P. (“Bluehenge”), Bluehenge Capital Secured Debt SBIC II, L.P. (“Bluehenge II”), New Louisiana Angel Fund 2, LLC (“New Louisiana”), Pharos Capital Partners IV-A, L.P. (“Pharos”) and Valesco Fund III, LP ("Valesco III"). As part of the TCBI acquisition, the Bank acquired investments in and committed to invest further in Bluehenge Capital Secured Debt SBIC, L.P. (included with prior Bluehenge investments), Valesco Fund II, LP (“Valesco II”) and GP Capital Partners, LP (“GP Capital”). Details of these commitments at December 31, 2025 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
McLarty	$2,000	$1,802	$198
McLarty II	2,500	2,222	278
Firmament III	2,500	1,873	627
Firmament IV	2,500	1,140	1,360
Bluehenge	2,500	2,312	188
Bluehenge II	2,500	1,574	926
New Louisiana	50	50	—
Pharos	1,000	730	270
Valesco II	1,000	822	178
Valesco III	2,000	736	1,264
GP Capital	1,000	900	100
	$19,550	$14,161	$5,389
Fintech Fund Commitment
The Company has agreed to invest in certain Fintech funds. Details of these commitments at December 31, 2025 are below.

	Total Capital Commitment	Capital Called	Remaining Unfunded Capital Commitment
BankTech Ventures, LP	$500	$370	$130
JAM FINTOP Banktech, LP	1,000	723	277
Ledyard Capital Managers, LLC	1,000	1,000	—
Mendon Ventures Banktech Fund I, LP	2,500	2,500	—
Castle Creek Launchpad Fund I, LP	1,500	1,134	366
Work America Capital Fund I, LP	700	700	—
	$7,200	$6,427	$773
Federal Home Loan Bank Letters of Credit
The Bank had outstanding letters of credit on behalf of others from the FHLB of $372.6 million and $327.2 million at December 31, 2025 and 2024, respectively. The outstanding letters of credit as of December 31, 2025 are as follows:
Ten letters of credit totaling $116.2 million expire in January 2026.
Four letters of credit totaling $176.0 million expire in February 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two letters of credit totaling $570,000 expire in March 2026.
One letter of credit of $50.0 million expires in April 2026.
One letter of credit of $216,000 expires in May 2026.
Two letters of credit totaling $3.4 million expire in August 2026.
One letter of credit totaling $737,000 expires in September 2026.
Two letters of credit totaling $1.1 million expire in October 2026.
Three letters of credit totaling $1.2 million expire in November 2026.
Two letters of credit of $23.2 million expires in December 2026.
Note 23– Related Party Transactions –
In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to $7.2 million and $15.2 million at December 31, 2025 and 2024, respectively.
Related party deposits totaled $35.7 million and $57.1 million as of December 31, 2025 and 2024, respectively.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2025 and 2024. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3

December 31, 2025
Available for Sale:
U.S. Treasury Securities	$17,278	$—	$17,278	$—
U.S. Government Agency Securities	9,874	—	9,874	—
Corporate Securities	37,062	—	28,541	8,521
Mortgage-Backed Securities	650,091	—	650,091	—
Municipal Securities	274,924	—	251,477	23,447
Loans Held for Sale	1,094	—	1,094	—
Interest Rate Swaps	8,023	—	8,023	—
Total assets at fair value	$998,346	$—	$966,378	$31,968
Interest Rate Swaps	$8,023	$—	$8,023	$—
Total liabilities at fair value	$8,023	$—	$8,023	$—

December 31, 2024
Available for Sale:
U.S. Treasury Securities	$16,675	$—	$16,675	$—
U.S. Government Agency Securities	9,588	—	9,588	—
Corporate Securities	45,165	—	32,665	12,500
Mortgage-Backed Securities	537,738	—	537,738	—
Municipal Securities	284,383	—	259,666	24,717
Loans Held for Sale	717	—	717	—
Total Assets at fair value	$894,266	$—	$857,049	$37,217
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the years ended December 31, 2025 and 2024.

(Dollars in thousands)	Municipal Securities	Corporate Bonds

Balance at December 31, 2023	$20,847	$7,968
Unrealized Gains (Losses) Included in Other Comprehensive Loss	(2,339)	782
Purchases	9,938	5,000
Maturities, Prepayments, and Calls	(3,729)	(1,250)
Balance at December 31, 2024	$24,717	$12,500
Unrealized Gains Included in Other Comprehensive Loss	2,458	21
Maturities, Prepayments, and Calls	(3,728)	—
Transfers Out of Level 3	—	(4,000)
Balance at December 31, 2025	$23,447	$8,521

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2025.

(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Discounts
December 31, 2025
Municipal Securities	$23,447	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	8,521	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3

December 31, 2025
Assets:
Impaired/Individually Evaluated Loans	$14,083	$—	$—	$14,083
Other Nonperforming Assets	13,013	—	—	13,013
Total	$27,096	$—	$—	$27,096

December 31, 2024
Assets:
Impaired/Individually Evaluated Loans	$62,138	$—	$—	$62,138
Other Nonperforming Assets	5,529	—	—	5,529
Total	$67,667	$—	$—	$67,667
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
Interest Rate Swaps - Market values are obtained from market pricing data sources available for comparable transactions in the over-the-counter derivative market.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated approximate fair values of the Bank’s financial instruments as of December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2025
Financial Assets:
Cash and Short-Term Investments	$583,568	$583,568	$583,568	$—	$—
Securities Purchased Under Agreements to Resell	25,587	25,587	—	25,587	—
Securities	989,229	989,229	—	957,261	31,968
Loans Held for Sale	1,094	1,094	—	1,094	—
Loans - Net	6,135,531	6,116,333	—	—	6,116,333
Cash Value of BOLI	120,292	120,292	—	120,292	—
Other Equity Securities	49,342	49,342	—	—	49,342
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,912,666	$7,893,468	$583,568	$1,112,257	$6,197,643

Financial Liabilities:
Deposits	$6,698,590	$6,698,181	$—	$—	$6,698,181
Borrowings	551,352	554,309	—	554,309	—
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,257,965	$7,260,513	$—	$562,332	$6,698,181

December 31, 2024
Financial Assets:
Cash and Short-Term Investments	$516,767	$516,767	$516,767	$—	$—
Securities Purchased Under Agreements to Resell	50,835	50,835	—	50,835	—
Securities	893,549	893,549	—	856,332	37,217
Loans Held for Sale	717	717	—	717	—
Loans - Net	5,926,559	5,832,326	—	—	5,832,326
Cash Value of BOLI	117,645	117,645	—	117,645	—
Other Equity Securities	41,100	41,100	—	—	41,100
Total	$7,547,172	$7,452,939	$516,767	$1,025,529	$5,910,643

Financial Liabilities:
Deposits	$6,511,331	$6,513,709	$—	$—	$6,513,709
Borrowings	483,256	465,834	—	465,834	—
Total	$6,994,587	$6,979,543	$—	$465,834	$6,513,709

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25– Litigation and Contingencies –
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.
Note 26– Subsequent Events –
On January 1, 2026, we consummated the merger of Progressive, the parent bank holding company for Progressive Bank, with and into us, with us continuing as the surviving corporation pursuant to the terms of the Progressive Reorganization Agreement. Immediately following consummation of the Progressive acquisition, Progressive Bank merged with and into us, with us surviving the merger. Pursuant to the terms of the Progressive Reorganization Agreement, upon consummation of the Progressive acquisition, we issued 3,192,367 shares of our common stock to the former shareholders of Progressive. As of December 31, 2025, Progressive had $773.8 million in total assets, $597.2 million in loans and $684.9 million in total deposits.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 27 – Financial Statements – Parent Company Only –
The balance sheets and statements of income for Business First Bancshares, Inc. (Parent Company) are as follows:
BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Dollars in thousands)

	2025	2024
Assets:
Cash	$11,951	$9,165
Investment in Subsidiaries	969,372	870,003
Fintech Funds and Other Investments	6,057	4,850
Goodwill	5,603	5,603
Income Taxes Receivable	854	13,482
Other Assets	1,308	1,313
Total Assets	$995,145	$904,416

Liabilities:
Subordinated Debt	$92,530	$99,760
Subordinated Debt - Trust Preferred Securities	5,155	5,155
Other Liabilities	577	35
Total Liabilities	98,262	104,950

Shareholders' Equity:
Preferred Stock	71,930	71,930
Common Stock	29,511	29,552
Additional Paid-in Capital	502,155	500,024
Retained Earnings	326,574	260,958
Accumulated Other Comprehensive Loss	(33,287)	(62,998)
Total Shareholders' Equity	896,883	799,466
Total Liabilities and Shareholders' Equity	$995,145	$904,416

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Dollars in thousands)

	2025	2024	2023
Income:
Dividend Income From Subsidiaries	$28,000	$26,000	$13,000
Interest Income	12	13	19
Other Income	554	448	1,147
Expenses:
Interest Expense	5,347	5,841	5,753
Other Operating Expenses	7,348	5,186	6,102
Income Before Income Taxes and Equity in Undistributed
Net Income of Subsidiaries	15,871	15,434	2,311
Income Tax Benefit	(2,487)	(2,035)	(2,059)
Income Before Equity in Undistributed Net Income of Subsidiaries	18,358	17,469	4,370
Equity in Undistributed Net Income of Subsidiaries	69,503	47,638	66,673
Net Income	87,861	65,107	71,043
Preferred Stock Dividends	5,401	5,401	5,401
Net Income Available to Common Shareholders	$82,460	$59,706	$65,642

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
ITEM 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, our principal executive officer and our principal financial officer concluded that, as of the evaluation date, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were effective as of December 31, 2025.
Previously Reported Material Weakness

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, we previously reported the identification of a material weakness in our internal control over financial reporting related to design and operation of information technology general controls (“ITGCs”) around change management segregation of duties with respect to certain information technology (“IT”) systems that support our financial reporting process, which we outsourced to a third party service provider.

Management subsequently implemented remediation steps to address the material weakness through (i) an independent audit firm performing agreed upon procedures (“AUP”) testing and confirming the segregation of duty control had been appropriately remediated during the first quarter of 2025, and (ii) our monitoring of the third party service provider’s system during the first and second quarter of 2025 to ensure that no changes occurred with respect to the area of the IT system in which the material weakness was identified. Additionally, we successfully converted to a new core processing system during the last week of May 2025 and are no longer relying on the previous core processing system. As a result, we concluded that the previously identified material weakness has been effectively remediated as of June 30, 2025.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  Other Information.
(a)Not applicable
(b)On December 12, 2025, the Company entered into a Joint Rule 10b5-1 /Rule 10b-18 Repurchase Plan Agreement ("Purchase Plan") with Raymond James & Associates, Inc. The Purchase Plan permits the Company to repurchase up to $2.0 million of its common stock. The Company is authorized to first begin purchasing common stock pursuant to this Purchase Plan on December 15, 2025, and is set to expire on January 27, 2026.
ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 21, 2026, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
ITEM 11.  Executive Compensation.
The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 21, 2026, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 21, 2026, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 21, 2026, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
ITEM 14.  Principal Accountant Fees and Services.
The information called for by this item is incorporated herein by reference from our Definitive Proxy Statement for our Annual Meeting of Shareholders tentatively being held on May 21, 2026, or an Amended Annual Report on Form 10-K/A containing such information, a copy of which will be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025. The Independent Registered Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Birmingham, AL.

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

2.3
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

10.1+
Amended and Restated Executive Employment Agreement, dated October 29, 2025, by and between Business First Bancshares, Inc., b1BANK, and David R. Melville, III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Business First Bancshares, Inc. on November 4, 2025).

10.2+
Change in Control Agreement, dated October 29, 2025, by and between Business First Bancshares, Inc., b1BANK, and Gregory Robertson (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Business First Bancshares, Inc. on November 4, 2025).

10.3+
Change in Control Agreement, dated October 29, 2025, by and between Business First Bancshares, Inc., b1BANK, and Philip Jordan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Business First Bancshares, Inc. on November 4, 2025).

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

10.14+
Change in Control Agreement, dated October 29, 2025, by and between Business First Bancshares, Inc., b1BANK, and Keith Mansfield (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Business First Bancshares, Inc. on November 4, 2025).

10.15+
Supplemental Executive Retirement Plan Participation Agreement, dated as of January 7, 2021, between b1BANK and Keith Mansfield (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed by Business First Bancshares, Inc. on August 4, 2022).

10.16+	Change in Control Agreement, dated October 29, 2025, between Business First Bancshares, Inc., b1BANK, and Saundra Strong.*

10.17+
Supplemental Executive Retirement Plan Participation Agreement, dated as of April 27, 2023, between b1BANK and Saundra Strong (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by Business First Bancshares, Inc. on May 4, 2023).

10.18+
Change in Control Agreement, dated October 29, 2025, by and between Business First Bancshares, Inc., b1BANK, and Norman Jerome Vascocu, Jr. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Business First Bancshares, Inc. on November 4, 2025).

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

10.23+	Change in Control Agreement, dated October 29, 2025, between Business First Bancshares, Inc., b1BANK, and Kathryn Manning.*

10.24+	Change in Control Agreement, dated October 29, 2025, between Business First Bancshares, Inc., b1BANK, and Heather Roemer.*

10.25+	Change in Control Agreement, dated October 29, 2025, between Business First Bancshares, Inc., b1BANK, and Donald Chad Carter.*

10.26+	Change in Control Agreement, dated October 29, 2025, between Business First Bancshares, Inc., b1BANK, and Warren McDonald.*

19.1	Insider Trading Policy*

21.1	List of subsidiaries of Business First Bancshares, Inc.*

23.1	Consent of Forvis Mazars, LLP*

24.1	Power of Attorney (contained on the signature page hereto).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Business First Bancshares, Inc. on March 1, 2024).

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
*	Filed herewith.
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

BUSINESS FIRST BANCSHARES, INC.

February 26, 2026	By:	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer
The undersigned directors and officers do hereby constitute and appoint David R. Melville, III and Gregory Robertson and either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below, that such person may deem necessary or advisable to enable Business First Bancshares, Inc. to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including specifically, but not limited to, power and authority to sign for us, or any of us, in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2026.

Signature		Title	Date

By:	/s/ David R. Melville, III	Chairman, President, Chief Executive Officer and Director	February 26, 2026
	David R. Melville, III	(Principal Executive Officer)

By:	/s/ Gregory Robertson	Chief Financial Officer	February 26, 2026
	Gregory Robertson	(Principal Financial Officer)

By:	/s/ Carol M. Calkins	Director	February 26, 2026
Carol M. Calkins

By:	/s/ George W. Cummings III	Director	February 26, 2026
George W. Cummings III

By:	/s/ Ricky D. Day	Director	February 26, 2026
Ricky D. Day

By:	/s/ John Ducrest	Director	February 26, 2026
John Ducrest

By:	/s/ Mark P. Folse	Director	February 26, 2026

Mark P. Folse

By:	/s/ William Hall	Director	February 26, 2026
William Hall

By:	/s/ J. Vernon Johnson	Director	February 26, 2026
J. Vernon Johnson

By:	/s/ Rolfe H. McCollister, Jr.	Director	February 26, 2026
Rolfe H. McCollister, Jr.

By:	/s/ Patrick E. Mockler	Director	February 26, 2026
Patrick E. Mockler

By:	/s/ David A. Montgomery, Jr.	Director	February 26, 2026
David A. Montgomery, Jr.

By:	/s/ Arthur J. Price	Director	February 26, 2026
Arthur J. Price

By:	/s/ Aimee Quirk	Director	February 26, 2026
Aimee Quirk

By:	/s/ Alejandro M. Sanchez	Director	February 26, 2026
Alejandro M. Sanchez

By:	/s/ Zeenat Sidi	Director	February 26, 2026
Zeenat Sidi

By:	/s/ Keith A. Tillage	Director	February 26, 2026
Keith A. Tillage

By:	/s/ Steven G. White	Director	February 26, 2026
Steven G. White