Form 10-Q
period 2026-03-31
Business First Bancshares, Inc.
filed 2026-05-01
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 24, 2026, the issuer has outstanding 32,677,968 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and Due from Banks	$589,804	$411,175
Federal Funds Sold	88,257	172,393
Securities Purchased Under Agreements to Resell	30,743	25,587
Securities Available for Sale, at Fair Values (Amortized Cost of $1,093,880 at March 31, 2026 and $1,031,432 at December 31, 2025)	1,045,817	989,229
Mortgage Loans Held for Sale	480	1,094
Loans and Lease Receivable, Net of Allowance for Loan Losses of $63,655 at March 31, 2026 and $53,959 at December 31, 2025	6,620,608	6,135,531
Premises and Equipment, Net	88,421	73,982
Accrued Interest Receivable	38,176	38,494
Other Equity Securities	40,047	49,342
Other Real Estate Owned	20,898	13,013
Cash Value of Life Insurance	132,682	120,292
Deferred Taxes	22,959	20,477
Goodwill	133,564	121,146
Core Deposit and Customer Intangible	29,409	14,497
Other Assets	24,943	28,488
Total Assets	$8,906,808	$8,214,740
LIABILITIES
Deposits:
Noninterest Bearing	$1,575,086	$1,322,074
Interest Bearing	5,889,863	5,376,516
Total Deposits	7,464,949	6,698,590
Securities Sold Under Agreements to Repurchase	21,594	22,622
Federal Home Loan Bank Borrowings	260,792	431,200
Subordinated Debt	92,472	92,530
Subordinated Debt - Trust Preferred Securities	9,666	5,000
Accrued Interest Payable	3,692	4,166
Other Liabilities	62,467	63,749
Total Liabilities	$7,915,632	$7,317,857

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both March 31, 2026 and December 31, 2025, respectively	$71,930	$71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 32,624,887 and 29,510,668 Shares Issued and Outstanding at March 31, 2026 and December 31, 2025, respectively	32,625	29,511
Additional Paid-in Capital	580,640	502,155
Retained Earnings	343,890	326,574
Accumulated Other Comprehensive Loss	(37,909)	(33,287)
Total Shareholders' Equity	991,176	896,883
Total Liabilities and Shareholders' Equity	$8,906,808	$8,214,740
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Interest Income:
Interest and Fees on Loans	$109,146	$102,992
Interest and Dividends on Non-taxable Securities	1,792	1,075
Interest and Dividends on Taxable Securities	6,670	6,190
Interest on Federal Funds Sold and Due From Banks	4,886	3,436
Total Interest Income	122,494	113,693
Interest Expense:
Interest on Deposits	42,758	42,439
Interest on Borrowings	4,541	5,271
Total Interest Expense	47,299	47,710
Net Interest Income	75,195	65,983
Provision for Credit Losses	2,278	2,812
Net Interest Income after Provision for Credit Losses	72,917	63,171
Other Income:
Service Charges on Deposit Accounts	3,142	2,860
Gain (Loss) on Sales of Securities	80	(1)
Gain on Sales of Loans	1,341	1,256
Other Income	9,487	9,111
Total Other Income	14,050	13,226
Other Expenses:
Salaries and Employee Benefits	33,039	29,497
Occupancy and Equipment Expense	8,122	7,356
Merger and Conversion-Related Expense	1,377	250
Other Expenses	14,933	13,475
Total Other Expenses	57,471	50,578
Income Before Income Taxes	29,496	25,819
Provision for Income Taxes	5,932	5,276
Net Income	23,564	20,543
Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shareholders	$22,214	$19,193
Earnings Per Common Share:
Basic	$0.68	$0.65
Diluted	$0.68	$0.65
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Consolidated Net Income	$23,564	$20,543

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	(5,780)	12,872
Reclassification Adjustment for (Gains) Losses on Sale of AFS Investment Securities Included in Net Income	(80)	1
Income Tax Effect	1,238	(2,719)
Other Comprehensive Income (Loss)	(4,622)	10,154
Consolidated Comprehensive Income	$18,942	$30,697
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2026 AND 2025
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	—	—	—	20,543	—	20,543
Other Comprehensive Income	—	—	—	—	10,154	10,154
Cash Dividends Declared on Preferred Stock, 18.75 Per Share	—	—	—	(1,350)	—	(1,350)
Cash Dividends Declared on Common Stock, 0.14 Per Share	—	—	—	(4,106)	—	(4,106)
Stock Based Compensation Cost	—	20	1,585	—	—	1,605
Balances at March 31, 2025	$71,930	$29,572	$501,609	$276,045	$(52,844)	$826,312

Balances at December 31, 2025	$71,930	$29,511	$502,155	$326,574	$(33,287)	$896,883
Comprehensive Income:
Net Income	—	—	—	23,564	—	23,564
Other Comprehensive Loss	—	—	—	—	(4,622)	(4,622)
Cash Dividends Declared on Preferred Stock, 18.75 Per Share	—	—	—	(1,350)	—	(1,350)
Cash Dividends Declared on Common Stock, 0.15 Per Share	—	—	—	(4,898)	—	(4,898)
Stock Issuance	—	3,192	80,256	—	—	83,448
Stock Based Compensation Cost	—	21	880	—	—	901
Stock Repurchases	—	(99)	(2,651)	—	—	(2,750)
Balances at March 31, 2026	$71,930	$32,625	$580,640	$343,890	$(37,909)	$991,176
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Consolidated Net Income	$23,564	$20,543
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,278	2,812
Depreciation and Amortization of Premises and Equipment	1,625	1,438
Net Amortization (Accretion) of Purchase Accounting Adjustments	73	(513)
Stock Based Compensation Cost	901	1,605
Net Amortization (Accretion) of Securities	(199)	350
(Gain) Loss on Sales of Securities	(80)	1
Gain on Sale of Loans	(370)	(298)
Income on Other Equity Securities	(416)	(1,064)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(41)	286
Other Real Estate Owned Valuation Allowance	(69)	—
Gain on Disposal of Premises and Equipment	(28)	(155)
Increase in Cash Value of Life Insurance	(831)	(808)
Deferred Income Tax (Benefit) Expense	(2,068)	1,627
Gain on Extinguishment of Debt	—	(630)
Changes in Assets and Liabilities:
Decrease in Accrued Interest Receivable	3,248	2,131
(Increase) Decrease in Other Assets	9,362	(2,040)
Decrease in Accrued Interest Payable	(967)	(613)
Increase (Decrease) in Other Liabilities	(9,292)	3,899
Net Cash Provided by Operating Activities	26,690	28,571

Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(76,297)	(50,074)
Proceeds from Maturities / Sales of Securities Available for Sale	30,175	13,932
Proceeds from Paydowns of Securities Available for Sale	29,000	21,640
Net Cash Paid in Acquisition	93,252	—
Purchases of Other Equity Securities	(104)	(1,121)
Redemption of Other Equity Securities	11,461	2,338
Proceeds from Death Benefit of Cash Value of Life Insurance	—	503
Net Decrease in Loans	85,545	1,311
Net (Purchases) Disposals of Premises and Equipment	888	(1,067)
Proceeds from Sales of Other Real Estate	859	3,961
Net (Increase) Decrease in Securities Purchased Under Agreements to Resell	(5,156)	246
Net Decrease in Federal Funds Sold	84,136	80,247
Net Cash Provided by in Investing Activities	253,759	71,916
(CONTINUED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	81,497	(52,774)
Net Decrease in Securities Sold Under Agreements to Repurchase	(1,028)	(3,575)
Net Repayments on Federal Home Loan Bank Borrowings	(173,291)	(38,523)
Repayment of Subordinated Debt	—	(6,370)
Repurchase of Common Stock	(2,750)	—
Payment of Dividends on Preferred Stock	(1,350)	(1,350)
Payment of Dividends on Common Stock	(4,898)	(4,106)
Net Cash Used in Financing Activities	(101,820)	(106,698)
Net Increase (Decrease) in Cash and Due From Banks	178,629	(6,211)
Cash and Due From Banks at Beginning of Period	411,175	319,098
Cash and Due From Banks at End of Period	$589,804	$312,887

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$43,069	$42,992
Interest on Borrowings	$4,704	$5,331
Income Tax Payments	$—	$—

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(5,860)	$12,873
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$1,238	$(2,719)
Transfer of Loans to Other Real Estate	$8,634	$—
Acquisitions:
Fair Value of Tangible Assets Acquired	$754,843	$—
Other Intangible Assets Acquired	15,950	—
Liabilities Assumed	699,760	—
Net Identifiable Assets Acquired Over Liabilities Assumed	$71,033	$—
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its four direct, wholly-owned subsidiaries, b1BANK (the “Bank”), Coastal Commerce Statutory Trust I, Progressive Statutory Trust I, and Progressive Statutory Trust II; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC ("SSW"), Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been omitted or abbreviated. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company’s previously filed Form 10-K for the year ended December 31, 2025.
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
The Company adopted the amendments effective January 1, 2026, on a prospective basis. The Progressive acquisition disclosures contained in Note 2, as well as the allowance measurements reflected in Note 5 incorporate the updated guidance.
Accounting Standards Not Yet Adopted
None

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2– Mergers and Acquisitions –
Progressive Bancorp, Inc.
On January 1, 2026, the Company consummated the merger of Progressive Bancorp, Inc. (“Progressive”), headquartered in Monroe, Louisiana, with and into the Company, pursuant to the terms of that certain Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of July 7, 2025, by and between the Company and Progressive (the "Merger"). Also on January 1, 2026, Progressive's wholly owned banking subsidiary, Progressive Bank, was merged with and into b1BANK. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Merger, the Company issued 3,192,367 shares of its common stock to the former shareholders of Progressive. At December 31, 2025, Progressive reported $773.8 million in total assets, $597.2 million in loans and $684.9 million in deposits.
The following table reflects the consideration paid for Progressive's net assets and the identifiable assets purchased and liabilities assumed at their fair values as of January 1, 2026. The fair values are provisional estimates and may be adjusted for a period of up to one year from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Cost and Allocation of Purchase Price for Progressive Bancorp, Inc. (Progressive):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Progressive's Shareholders on January 1, 2026	3,192,367
Closing Stock Price on December 31, 2025	$26.14
Total Stock Issued	$83,448
Partial Shares Paid in Cash	3
Total Purchase Price	$83,451
Net Assets Acquired:
Cash and Cash Equivalents	$93,255
Securities Available for Sale	45,047
Loans and Leases Receivable, Net of Allowance	578,489
Premises and Equipment, Net	16,924
Cash Value of Life Insurance	11,559
Core Deposit Intangible	15,950
Other Assets	9,569
Total Assets	770,793

Deposits	684,642
Borrowings	7,538
Other Liabilities	7,580
Total Liabilities	699,760
Net Assets Acquired	71,033
Goodwill Resulting from Merger	$12,418

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded approximately $2.2 million and $3.8 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the three months ended March 31, 2026, and year ended December 31, 2025, respectively.
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
Loans and Leases Receivable: Fair values for loans were based on a discounted cash flow methodology that considered factors including, but not limited to, loan type, classification status, remaining term, prepayment speed, and current discount rates. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for any liquidity concerns. The discount rate did not include an explicit factor for credit losses, as that was included within the estimated cash flows. As discussed in Note 1, the Company adopted ASU 2025-08, which requires a calculation and application of Day 1 allowance for non-PCD loans, as well as PCD loans. The Day 1 allowance amounts are applied on a gross basis.
Acquired loans are evaluated as either purchased with a more-than insignificant amount of credit deterioration (“PCD”) or an insignificant amount of credit deterioration (“non-PCD”) at acquisition, based upon management’s assessment of whether or not a loan has experienced more than insignificant credit deterioration since origination. This evaluation is completed by management using a variety of factors, including individual loan characteristics as well as industry type and collateral evaluation, among other factors. At acquisition, management designated loans with a fair value of $8.0 million as PCD. The fair value was inclusive of a $6.9 million PCD allowance and $750,000 non-credit fair value discount from the acquired contractual value.
The remainder of the Progressive loan portfolio, with a fair value of $570.4 million at acquisition included a non-PCD allowance of $2.4 million and a non-credit fair value discount of $8.7 million from the acquired contractual value.
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
Pro forma tables for Progressive were impractical to include due to the insignificance to the overall Company as a whole.
Note 3– Earnings per Common Share –
Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards (“RSAs”), unvested restricted stock units (“RSUs”) and performance shares, excluding any that were antidilutive. In addition, nonvested share-based payment awards that

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025

Numerator:
Net Income	$23,564	$20,543
Less: Preferred Stock Dividends	1,350	1,350
Net Income Available to Common Shares	$22,214	$19,193
Denominator:
Weighted Average Common Shares Outstanding	32,579,934	29,329,668
Dilutive Effect of Stock Options and RSAs	205,620	216,253
Weighted Average Dilutive Common Shares	32,785,554	29,545,921
Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.68	$0.65
Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.68	$0.65
Note 4– Securities –
The amortized cost and fair values of securities available for sale as of March 31, 2026, and December 31, 2025 are summarized as follows:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$24,562	$—	$282	$24,280
U.S. Government Agencies	10,046	—	141	9,905
Corporate Securities	36,447	58	1,872	34,633
Mortgage-Backed Securities	745,133	1,485	29,174	717,444
Municipal Securities	277,692	260	18,397	259,555
Total Securities Available for Sale	$1,093,880	$1,803	$49,866	$1,045,817

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,571	$—	$293	$17,278
U.S. Government Agencies	10,070	—	196	9,874
Corporate Securities	38,324	377	1,639	37,062
Mortgage-Backed Securities	674,211	3,153	27,273	650,091
Municipal Securities	291,256	536	16,868	274,924
Total Securities Available for Sale	$1,031,432	$4,066	$46,269	$989,229
The following tables present a summary of securities with gross unrealized losses and fair values at March 31, 2026, and December 31, 2025, aggregated by investment category and length of time in a continued unrealized loss position.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	March 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$14,429	$78	$9,851	$204	$24,280	$282
U.S. Government Agencies	—	—	9,905	141	9,905	141
Corporate Securities	10,657	179	21,048	1,693	31,705	1,872
Mortgage-Backed Securities	229,866	2,451	308,264	26,723	538,130	29,174
Municipal Securities	36,216	365	187,921	18,032	224,137	18,397
Total Securities Available for Sale	$291,168	$3,073	$536,989	$46,793	$828,157	$49,866

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$—	$—	$17,278	$293	$17,278	$293
U.S. Government Agencies	—	—	9,874	196	9,874	196
Corporate Securities	2,580	2	21,086	1,637	23,666	1,639
Mortgage-Backed Securities	83,844	506	336,946	26,767	420,790	27,273
Municipal Securities	12,939	57	210,329	16,811	223,268	16,868
Total Securities Available for Sale	$99,363	$565	$595,513	$45,704	$694,876	$46,269
As of March 31, 2026, and December 31, 2025, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of March 31, 2026, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Less Than One Year	$58,323	$57,721
One to Five Years	184,267	174,762
Over Five to Ten Years	353,793	334,685
Over Ten Years	497,497	478,649
Total Securities Available for Sale	$1,093,880	$1,045,817

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Securities available for sale with a fair value of $424.1 million and $398.3 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of March 31, 2026, and December 31, 2025, respectively.

There were $88,000 realized gains from sales or redemptions of securities for the three months ended March 31, 2026, and none for the three months ended March 31, 2025. There were $8,000 and $1,000 realized losses from sales or redemptions of securities for the three months ended March 31, 2026, and 2025, respectively.
At March 31, 2026, and December 31, 2025, accrued interest receivable on securities was $4.8 million and $5.3 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
Note 5– Loans and the Allowance for Loan Losses –
Loans receivable at March 31, 2026, and December 31, 2025, are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Real Estate Loans:
Commercial	$2,841,626	$2,611,279
Construction	685,817	639,069
Residential	1,141,220	944,065
Total Real Estate Loans	4,668,663	4,194,413
Commercial	1,943,412	1,921,833
Consumer and Other	72,188	73,244
Total Loans Held for Investment	6,684,263	6,189,490

Less:
Allowance for Loan Losses	(63,655)	(53,959)
Net Loans	$6,620,608	$6,135,531
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2026, and December 31, 2025. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of March 31, 2026, and December 31, 2025.
Net deferred loan origination fees were $9.9 million and $11.4 million at March 31, 2026, and December 31, 2025, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At March 31, 2026, and December 31, 2025, overdrafts of $1.3 million and $7.9 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $674.7 million and $643.8 million at March 31, 2026 and December 31, 2025, respectively. The Company had servicing rights of $1.2 million and $956,000 recorded at March 31, 2026, and December 31, 2025, respectively, and is recorded within other assets.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables set forth, as of March 31, 2026, and 2025, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	March 31, 2026
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,486	$3,237	$7,423	$19,282	$531	$53,959
Adjustment for Progressive on PCD Loans	2,431	281	3,344	3,148	60	9,264
Charge-offs	—	—	—	(593)	(511)	(1,104)
Recoveries	6	4	14	113	44	181
Provision (Recovery)	(1,822)	1,023	(1,182)	2,726	610	1,355
Ending Balance	$24,101	$4,545	$9,599	$24,676	$734	$63,655

Reserve for Unfunded Loan Commitments:
Beginning Balance	$320	$1,179	$309	$2,336	$33	$4,177
Provision (Recovery)	13	492	(63)	476	5	923
Ending Balance	$333	$1,671	$246	$2,812	$38	$5,100

Total Allowance for Credit Losses	$24,434	$6,216	$9,845	$27,488	$772	$68,755

	March 31, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(2)	(3)	(225)	(865)	(553)	(1,648)
Recoveries	5	98	6	508	54	671
Provision (Recovery)	(138)	(1,046)	1,216	2,454	514	3,000
Ending Balance	$23,325	$6,211	$9,033	$17,764	$530	$56,863

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	(11)	(130)	(52)	3	2	(188)
Ending Balance	$217	$1,181	$306	$1,768	$28	$3,500

Total Allowance for Credit Losses	$23,542	$7,392	$9,339	$19,532	$558	$60,363

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

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Real Estate Loans:
Commercial	$32,340	$4,065	$29,248	$1,873
Construction	2,357	207	2,141	149
Residential	8,478	2,549	2,380	—
Total Real Estate Loans	43,175	6,821	33,769	2,022
Commercial	11,952	7,954	10,771	4,989
Consumer and Other	91	26	—	—
Total	$55,218	$14,801	$44,540	$7,011
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of March 31, 2026, and December 31, 2025:

	March 31, 2026
		Criticized
(Dollars in thousands)	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
Real Estate: Commercial
Originated in 2026	$55,496	$5,636	$—	$—	$—	$61,132	$—
Originated in 2025	416,078	3,580	3,523	—	—	423,181	—
Originated in 2024	308,497	11,754	16,703	—	—	336,954	—
Originated in 2023	216,280	—	25,922	—	—	242,202	—
Originated in 2022	668,159	23,751	30,289	—	—	722,199	—
Originated Prior to 2022	967,010	8,863	19,898	440	—	996,211	—
Revolving	57,831	—	—	—	—	57,831	—
Revolving Loans Converted to Term	1,916	—	—	—	—	1,916	—
Total Real Estate: Commercial	$2,691,267	$53,584	$96,335	$440	$—	$2,841,626	$—

Real Estate: Construction
Originated in 2026	$16,563	$—	$—	$—	$—	$16,563	$—
Originated in 2025	237,461	839	—	—	—	238,300	—
Originated in 2024	155,164	—	6,530	—	—	161,694	—
Originated in 2023	44,324	—	4,778	—	—	49,102	—
Originated in 2022	98,233	2,308	88	—	—	100,629	—
Originated Prior to 2022	58,625	83	5,419	—	—	64,127	—
Revolving	52,883	—	—	—	—	52,883	—
Revolving Loans Converted to Term	2,519	—	—	—	—	2,519	—
Total Real Estate: Construction	$665,772	$3,230	$16,815	$—	$—	$685,817	$—

Real Estate: Residential
Originated in 2026	$33,386	$—	$—	$—	$—	$33,386	$—
Originated in 2025	114,228	1,073	—	—	—	115,301	—
Originated in 2024	110,787	—	647	—	—	111,434	—
Originated in 2023	93,873	—	4,973	—	—	98,846	—
Originated in 2022	259,814	465	2,490	—	—	262,769	—
Originated Prior to 2022	370,111	20,875	7,087	—	—	398,073	—
Revolving	112,149	1,872	2,082	—	—	116,103	—
Revolving Loans Converted to Term	5,238	—	70	—	—	5,308	—
Total Real Estate: Residential	$1,099,586	$24,285	$17,349	$—	$—	$1,141,220	$—

Commercial
Originated in 2026	$81,796	$8	$—	$—	$—	$81,804	$—
Originated in 2025	331,702	2,981	291	—	—	334,974	12
Originated in 2024	246,074	718	8,384	—	—	255,176	70
Originated in 2023	168,568	6,360	4,405	—	—	179,333	442
Originated in 2022	115,888	10,913	29,276	—	—	156,077	2
Originated Prior to 2022	171,413	2,498	9,159	46	—	183,116	67
Revolving	698,172	5,609	19,995	59	—	723,835	—
Revolving Loans Converted to Term	25,619	2,688	790	—	—	29,097	—
Total Commercial	$1,839,232	$31,775	$72,300	$105	$—	$1,943,412	$593

Consumer and Other
Originated in 2026	$6,970	$—	$—	$—	$—	$6,970	$133
Originated in 2025	11,663	—	6	—	—	11,669	2
Originated in 2024	7,082	—	5	—	—	7,087	5
Originated in 2023	3,061	—	12	—	—	3,073	15
Originated in 2022	3,068	—	74	—	—	3,142	—
Originated Prior to 2022	25,862	—	175	—	—	26,037	249
Revolving	13,597	—	1	—	—	13,598	107
Revolving Loans Converted to Term	612	—	—	—	—	612	—
Total Consumer and Other	$71,915	$—	$273	$—	$—	$72,188	$511

Total Loans	$6,367,772	$112,874	$203,072	$545	$—	$6,684,263	$1,104

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
As of March 31, 2026, and December 31, 2025, loan balances outstanding more than 90 days past due and still accruing interest amounted to $1.4 million and $2.2 million, respectively. As of March 31, 2026, and December 31, 2025, loan balances outstanding on nonaccrual status amounted to $100.8 million and $74.5 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of March 31, 2026, and December 31, 2025. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	March 31, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$3,217	$3,578	$43,544	$50,339	$2,791,287	$2,841,626	$—
Construction	1,357	5,375	7,246	13,978	671,839	685,817	49
Residential	3,339	2,445	12,851	18,635	1,122,585	1,141,220	98
Total Real Estate Loans	7,913	11,398	63,641	82,952	4,585,711	4,668,663	147
Commercial	3,953	4,843	34,660	43,456	1,899,956	1,943,412	1,243
Consumer and Other	267	17	190	474	71,714	72,188	14
Total	$12,133	$16,258	$98,491	$126,882	$6,557,381	$6,684,263	$1,404

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,838	$38,693	$10,097	$50,628	$2,560,651	$2,611,279	$363
Construction	1,988	72	4,363	6,423	632,646	639,069	—
Residential	3,775	1,562	8,151	13,488	930,577	944,065	79
Total Real Estate Loans	7,601	40,327	22,611	70,539	4,123,874	4,194,413	442
Commercial	15,585	552	24,692	40,829	1,881,004	1,921,833	1,760
Consumer and Other	185	356	163	704	72,540	73,244	13
Total	$23,371	$41,235	$47,466	$112,072	$6,077,418	$6,189,490	$2,215

The following table presents non-accrual loans by segment as of March 31, 2026, and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Real Estate Loans:
Commercial	$44,357	$36,252
Construction	7,236	4,539
Residential	15,171	10,144
Total Real Estate Loans	66,764	50,935
Commercial	33,841	23,370
Consumer and Other	198	166
Total	$100,803	$74,471
The Bank had $9.3 million and $9.8 million as of March 31, 2026 and December 31, 2025, respectively, in non-accrual loans with no specific allowance allocation.
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended March 31, 2026, and December 31, 2025, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $1.7 million was outstanding at both March 31, 2026, and December 31, 2025, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At March 31, 2026 and December 31, 2025, accrued interest receivable on loans was $33.4 million and $33.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.
Note 6– Borrowings –
The Company had outstanding advances from the Federal Home Loan Bank (“FHLB”) of $260.8 million and $431.2 million as of March 31, 2026, and December 31, 2025, respectively, consisting of:

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	March 31, 2026	December 31, 2025

4.65% advance due January 2026	$—	$25,000
3.62% advance due January 2026 (a)	—	120,000
4.00% advance due March 2026	—	25,000
4.56% advance due July 2026	25,000	25,000
3.91% advance due July 2026	25,000	25,000
0.89% advance due November 2026 (b)	8,155	11,200
4.84% advance due December 2026	25,000	25,000
0.71% advance due August 2027 (b) (c)	413	—
0.70% advance due August 2027 (b) (c)	206	—
0.68% advance due August 2027 (b) (c)	206	—
4.78% advance due September 2027	25,000	25,000
4.73% advance due March 2028	25,000	25,000
4.69% advance due September 2028	25,000	25,000
4.13% advance due October 2028 (d)	25,000	25,000
0.94% advance due August 2030 (b) (c)	906	—
0.92% advance due August 2030 (b) (c)	453	—
0.90% advance due August 2030 (b) (c)	453	—
3.92% advance due October 2030 (d)	25,000	25,000
3.72% advance due October 2033 (d)	25,000	25,000
3.57% advance due October 2033 (d)	25,000	25,000
Total FHLB advances	$260,792	$431,200
(a)Short term overnight advance.
(b)Principal paid monthly.
(c)Acquired during the Progressive acquisition.
(d)Loan has put options beginning in October 2024.
The Company had an additional $1.5 billion remaining on the FHLB line availability at March 31, 2026.
On January 1, 2026, in connection with the Progressive acquisition, the Company assumed Progressive Bancorp, Inc.'s junior subordinated debentures issued to Progressive Statutory Trust I and Progressive Statutory Trust II, each of which is a non-consolidated statutory trust. The assumed obligations totaled approximately $5.4 million in aggregate junior subordinated debentures, consisting of $1.2 million related to Progressive Statutory Trust I and $4.1 million related to Progressive Statutory Trust II, and were associated with an aggregated $5.0 million of trust preferred securities outstanding. The junior subordinated debentures related to Progressive Statutory Trust I mature on July 31, 2031, and bear interest at a floating rate equal to the 3-month CME Term SOFR (as the statutory replacement benchmark rate to LIBOR) plus 3.84%, payable quarterly (which includes the tenor spread adjustment). The junior subordinated debentures related to Progressive Statutory Trust II mature on December 15, 2037, and bear interest at 6.34% through December 15, 2012 and thereafter at a floating rate equal to the 3-month CME Term SOFR (as the statutory replacement benchmark rate to LIBOR) plus 1.71%, payable quarterly (which includes the tenor spread adjustment). The applicable indentures permit the Company to defer interest payments for up to 20 consecutive quarterly periods without an event of default. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the related trust preferred securities, subject to the applicable guarantee agreements and indentures. Principal and interest payments on the junior subordinated debentures are in a superior position to the liquidation rights of holders of common stock.
As part of the acquisition of these debentures, the Company had a fair value adjustment of $555,000, with $544,000 remaining at March 31, 2026.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Other Income and Other Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Debit Card and ATM Fee Income	2,306	1,858
Cash Value of Life Insurance Income	831	808
Fees and Brokerage Commissions	2,261	2,148
Pass-Through Income from SBIC and Fintech Partnerships	135	751
Gain on Extinguishment of Debt	—	630
Swap Fee Income	1,537	739
Other	2,417	2,177
Total Other Income	$9,487	$9,111
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Advertising and Promotions	1,508	1,291
Communications	652	591
Ad Valorem Shares Tax	978	1,125
Data Processing Fees	3,712	3,236
Directors' Fees	260	279
Insurance	411	404
Legal and Professional Fees	1,085	1,013
Office Supplies and Printing	313	311
Regulatory Assessments	984	1,257
Other	5,030	3,968
Total Other Expenses	$14,933	$13,475
Note 8– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $2.0 million and $2.3 million for the three months ended March 31, 2026, and 2025, respectively. At March 31, 2026, the Company had a weighted average lease term of 5.8 years and a weighted average discount rate of 3.97%.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
April 1, 2026 through December 31, 2026	$4,423
January 1, 2027 through December 31, 2027	5,494
January 1, 2028 through December 31, 2028	5,016
January 1, 2029 through December 31, 2029	4,263
January 1, 2030 through December 31, 2030	3,119
January 1, 2031 and Thereafter	6,383
Total Future Minimum Lease Payments	28,698
Less Imputed Interest	(3,187)
Present Value of Lease Liabilities	$25,511
Note 9– Commitments and Contingencies –
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $2.0 billion and $1.7 billion at March 31, 2026, and December 31, 2025, respectively, and standby and commercial letters of credit of approximately $55.9 million and $51.2 million at March 31, 2026 and December 31, 2025, respectively. As discussed in Note 5, we have a reserve for unfunded loan commitments of $5.1 million and $4.2 million at March 31, 2026 and December 31, 2025, respectively.
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.
Note 10– Customer-Initiated Derivatives
The Company enters into derivative instruments to meet the needs of its customers through the execution of customer-initiated derivatives (swaps and caps and floors). These financial instruments involve elements of market and credit risk. Market and credit risk are included in the determination of fair value. Market risk is the potential loss that may result from movements in interest rates that cause an unfavorable change in the value of a financial instrument. Market risk in interest rate contracts executed on behalf of customers is mitigated by taking offsetting positions. Credit risk is the possible loss that may occur in the event of default by the counterparty to a financial instrument. The Company manages credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, utilizing a similar approval process used for its lending activities. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. The Company has quantified the credit risk as not significant as of March 31, 2026.
Income primarily results from the spread between the customer derivative and the offsetting dealer position. For the three months ended March 31, 2026, the Company recognized $1.5 million swap fee income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2026
(Dollars in thousands)	Notional / Contract Amount	Gross Derivative Assets	Gross Derivative Liabilities
Customer-initiated and other activities:
Interest rate contracts:
Caps and floors written	$42,935	$7,025	$—
Caps and floors purchased	42,935	—	7,025
Swaps	951,294	—	—
Total interest rate contracts	$1,037,164	$7,025	$7,025

Note 11– Fair Value of Financial Instruments –
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2026, and December 31, 2025.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Available for Sale:
U.S. Treasury Securities	$24,280	$—	$24,280	$—
U.S. Government Agency Securities	9,905	—	9,905	—
Corporate Securities	34,633	—	26,191	8,442
Mortgage-Backed Securities	717,444	—	717,444	—
Municipal Securities	259,555	—	236,860	22,695
Loans Held for Sale	480	—	480	—
Interest Rate Swaps	7,025	—	7,025	—
Total assets at fair value	$1,053,322	$—	$1,022,185	$31,137
Interest Rate Swaps	$7,025	$—	$7,025	$—
Total liabilities at fair value	$7,025	$—	$7,025	$—

December 31, 2025
Available for Sale:
U.S. Treasury Securities	$17,278	$—	$17,278	$—
U.S. Government Agency Securities	9,874	—	9,874	—
Corporate Securities	37,062	—	28,541	8,521
Mortgage-Backed Securities	650,091	—	650,091	—
Municipal Securities	274,924	—	251,477	23,447
Loans Held for Sale	1,094	—	1,094	—
Interest Rate Swaps	8,023	—	8,023	—
Total assets at fair value	$998,346	$—	$966,378	$31,968
Interest Rate Swaps	$8,023	$—	$8,023	$—
Total liabilities at fair value	$8,023	$—	$8,023	$—
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of March 31, 2026, and December 31, 2025.

(Dollars in thousands)	Municipal Securities	Corporate Securities
Balance at December 31, 2024	$24,717	$12,500
Unrealized Gains Included in Other Comprehensive Loss	2,458	21
Maturities, Prepayments, and Calls	(3,728)	—
Transfers Out of Level 3	—	(4,000)
Balance at December 31, 2025	23,447	8,521
Unrealized Losses Included in Other Comprehensive Loss	(263)	(79)
Maturities, Prepayments, and Calls	(489)	—
Balance at March 31, 2026	$22,695	$8,442
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2026.

(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Discounts
March 31, 2026
Municipal Securities	$22,695	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	8,442	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Individually Evaluated Loans	$45,149	$—	$—	$45,149
Other Nonperforming Assets	20,898	—	—	20,898
Total	$66,047	$—	$—	$66,047

December 31, 2025
Assets:
Individually Evaluated Loans	$14,083	$—	$—	$14,083
Other Nonperforming Assets	13,013	—	—	13,013
Total	$27,096	$—	$—	$27,096
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2026, and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial Assets:
Cash and Short-Term Investments	$678,061	$678,061	$678,061	$—	$—
Securities Purchased Under Agreements to Resell	30,743	30,743	—	30,743	—
Securities	1,045,817	1,045,817	—	1,014,680	31,137
Loans Held for Sale	480	480	—	480	—
Loans - Net	6,620,608	6,589,144	—	—	6,589,144
Cash Value of BOLI	132,682	132,682	—	132,682	—
Other Equity Securities	40,047	40,047	—	—	40,047
Interest Rate Swaps	7,025	7,025	—	7,025	—
Total	$8,555,463	$8,523,999	$678,061	$1,185,610	$6,660,328

Financial Liabilities:
Deposits	$7,464,949	$7,461,255	$—	$—	$7,461,255
Borrowings	384,524	385,868	—	385,868	—
Interest Rate Swaps	7,025	7,025	—	7,025	—
Total	$7,856,498	$7,854,148	$—	$392,893	$7,461,255

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash and Short-Term Investments	$583,568	$583,568	$583,568	$—	$—
Securities Purchased Under Agreements to Resell	25,587	25,587	—	25,587	—
Securities	989,229	989,229	—	957,261	31,968
Loans Held for Sale	1,094	1,094	—	1,094	—
Loans - Net	6,135,531	6,116,333	—	—	6,116,333
Cash Value of BOLI	120,292	120,292	—	120,292	—
Other Equity Securities	49,342	49,342	—	—	49,342
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,912,666	$7,893,468	$583,568	$1,112,257	$6,197,643

Financial Liabilities:
Deposits	$6,698,590	$6,698,181	$—	$—	$6,698,181
Borrowings	551,352	554,309	—	554,309	—
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,257,965	$7,260,513	$—	$562,332	$6,698,181
Note 12– Subsequent Events –
On April 2, 2026, the Company completed an $85.0 million private placement of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The subordinated notes were issued to certain qualified institutional and accredited investors. The notes will bear interest at an annual rate of 6.50% until March 30, 2031, and then reset quarterly to the then current three-month Secured Overnight Financing Rate plus 300 basis points. The proceeds from the sale of these subordinated notes were utilized to redeem $66.9 million in outstanding subordinated notes, to provide additional capital support to b1BANK, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, to repay other existing borrowings, and for other general corporate purposes.

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
In the event that one or more events related to these, or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2025 to March 31, 2026, and its results of operations for the three months ended March 31, 2026. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of March 31, 2026, we had total assets of $8.9 billion, total loans of $6.7 billion, total deposits of $7.5 billion, and total shareholders’ equity of $991.2 million.
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
Other Developments
Acquisition of Progressive Bancorp, Inc. ("Progressive")
On January 1, 2026, we consummated the merger of Progressive, the parent bank holding company for Progressive Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of the Reorganization Agreement. Immediately following consummation of the Progressive acquisition, Progressive Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Progressive acquisition, we issued 3,192,367 shares of our common stock to the former shareholders of Progressive. As of December 31, 2025, Progressive had $773.8 million in total assets, $597.2 million in loans and $684.9 million in total deposits.
Technology Partnership with Covecta
On February 17, 2026, we announced a strategic partnership with Covecta, to deploy agentic AI across the bank's day to day workflows. The collaboration focuses on streamlining and automating repeatable, policy-driven activities across core deposit and loans operational processes, reducing manual effort and operational friction so that teams can devote more time towards higher value-adding work including analysis, exception handling and customer engagement.
Private Placement of Subordinated Notes
On April 2, 2026, we completed an $85.0 million private placement of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The subordinated notes were issued to certain qualified institutional and accredited investors. The notes will bear interest at an annual rate of 6.50% until March 30, 2031, and then reset quarterly to the then current three-month Secured Overnight Financing Rate plus 300 basis points. The proceeds from the sale of these subordinated notes were utilized to redeem $66.9 million in outstanding subordinated notes, to provide additional capital support to b1BANK, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, to repay other existing borrowings, and for other general corporate purposes.
Financial Highlights
The financial highlights as of and for the three months ended March 31, 2026, include:
•Total assets of $8.9 billion, a $692.1 million, or 8.4%, increase from December 31, 2025.
•Total loans held for investment of $6.7 billion, a $494.8 million, or 8.0%, increase from December 31, 2025.
•Total deposits of $7.5 billion, a $766.4 million, or 11.4%, increase from December 31, 2025.
•Net income available to common shareholders of $22.2 million for the three months ended March 31, 2026, a $3.0 million, or 15.7%, increase from the three months ended March 31, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Net interest income of $75.2 million for the three months ended March 31, 2026, an increase of $9.2 million, or 14.0%, from the three months ended March 31, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Allowance for credit losses of 1.03% of total loans held for investment, compared to 0.94% as of December 31, 2025, and a ratio of nonperforming loans to total loans held for investment of 1.53%, compared to 1.24% as of December 31, 2025.
•Earnings per common share for the first three months of 2026 of $0.68 per basic and diluted common share, compared to $0.65 per basic and diluted common share for the first three months of 2025.
•Return on average assets of 1.01% over the first three months of 2026, compared to 1.00% for the first three months of 2025.
•Return on average common equity of 9.77% over the first three months of 2026, compared to 10.48% for the first three months of 2025.
•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.03%, 10.21%, 11.26% and 13.08%, respectively, compared to 10.08%, 9.94%, 11.00% and 12.93% at December 31, 2025.
•Book value per common share of $28.18, an increase of 0.8% from $27.95 at December 31, 2025.

Results of Operations for the Three Months Ended March 31, 2026, and 2025
Performance Summary
For the three months ended March 31, 2026, net income available to common shareholders was $22.2 million, or $0.68 per basic and diluted common share, compared to net income of $19.2 million, or $0.65 per basic and diluted common share, for the three months ended March 31, 2025. Return on average assets, on an annualized basis, increased to 1.01% for the three months ended March 31, 2026, from 1.00% for the three months ended March 31, 2025. Return on average equity, on an annualized basis, decreased to 9.77% for the three months ended March 31, 2026, as compared to 10.48% for the three months ended March 31, 2025.
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
For the three months ended March 31, 2026, net interest income totaled $75.2 million, and net interest margin and net interest spread were 3.65% and 2.91%, respectively, compared to $66.0 million, 3.68%, and 2.91%, respectively, for the three months ended March 31, 2025. The average yield on the loan portfolio was 6.61% for the three months ended March 31, 2026, compared to 6.99% for the three months ended March 31, 2025, and the average yield on total interest-earning assets was 5.95% for the three months ended March 31, 2026, compared to 6.35% for the three months ended March 31, 2025. For the three months ended March 31, 2026, overall cost of funds (which includes noninterest-bearing deposits) decreased 37 basis points compared to the three months ended March 31, 2025.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2026, and 2025, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the table below, and throughout this report, are daily averages.

	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands) (Unaudited)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
Assets
Interest-earning assets:
Total loans	$6,698,261	$109,146	6.61%	$5,972,120	$102,992	6.99%
Securities	1,065,447	8,462	3.22	924,693	6,614	2.90
Securities purchased under agreements to resell	26,657	302	4.59	50,836	651	5.19
Interest-bearing deposits in other banks	558,468	4,584	3.33	315,750	3,436	4.41
Total interest-earning assets	8,348,833	122,494	5.95	7,263,399	113,693	6.35
Allowance for loan losses	(60,553)			(54,711)
Noninterest-earning assets	605,139			542,294
Total assets	$8,893,419	$122,494		$7,750,982	$113,693
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,884,257	$42,758	2.95%	$5,141,498	$42,439	3.35%
Subordinated debt	92,163	1,209	5.32	97,251	1,262	5.26
Subordinated debt - trust preferred securities	11,671	165	5.73	5,000	99	8.03
Advances from FHLB	297,588	3,038	4.14	362,092	3,796	4.25
Other borrowings	20,030	129	2.61	18,321	114	2.52
Total interest-bearing liabilities	6,305,709	47,299	3.04	5,624,162	47,710	3.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,521,252			1,244,793
Other liabilities	72,491			67,167
Total noninterest-bearing liabilities	1,593,743			1,311,960
Shareholders' equity:
Common shareholders' equity	922,037			742,930
Preferred equity	71,930			71,930
Total shareholders' equity	993,967			814,860
Total liabilities and shareholders' equity	$8,893,419			$7,750,982
Net interest rate spread (1)			2.91%			2.91%
Net interest income		$75,195			$65,983
Net interest margin (2)			3.65%			3.68%
Overall cost of funds			2.45%			2.82%
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

	For the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
	Increase (Decrease) due to change in
(Dollars in thousands) (Unaudited)	Volume	Rate	Total
Interest-earning assets:
Total loans	$11,832	$(5,678)	$6,154
Securities	1,118	730	1,848
Securities purchased under agreements to resell	(274)	(75)	(349)
Interest-bearing deposits in other banks	1,992	(844)	1,148
Total increase (decrease) in interest income	$14,668	$(5,867)	$8,801
Interest-bearing liabilities:
Interest-bearing deposits	$5,397	$(5,078)	$319
Subordinated debt	(67)	14	(53)
Subordinated debt - trust preferred securities	94	(28)	66
Advances from FHLB	(659)	(99)	(758)
Other borrowings	11	4	15
Total increase (decrease) in interest expense	$4,776	$(5,187)	$(411)
Increase (decrease) in net interest income	$9,892	$(680)	$9,212
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $2.3 million for the three months ended March 31, 2026, and $2.8 million for the same period in 2025. The lower provision for the three months ended March 31, 2026, compared to the same period in 2025 is primarily the result of higher specific reserve estimates during the three months ended March 31, 2025, as compared to the three months ended March 31, 2026. The decrease was partially offset by increased reserve estimates on the pooled portfolio.

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

	For the Three Months Ended March 31,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,142	$2,860	$282
Debit card and ATM fee income	2,306	1,858	448
Cash value of life insurance income	831	808	23
Gain on sales of loans	1,341	1,256	85
Gain (loss) on sales of investment securities	80	(1)	81
Fees and brokerage commissions	2,261	2,148	113
Gain on extinguishment of debt	—	630	(630)
Swap fee income	1,537	739	798
Pass-through income from other investments	135	751	(616)
Other	2,417	2,177	240
Total noninterest income	$14,050	$13,226	$824
Total noninterest income increased $824,000, or 6.2%, from the three months ended March 31, 2025, mainly attributable to an increase in service charges on deposit accounts of $282,000, or 9.9%, an increase in debit card and ATM fee income of $448,000, or 24.1%, an increase in swap fee income of $798,000, or 108.0%, and the acquisition of Progressive. This is offset by the gain on the extinguishment of debt related to our subordinated debt of $630,000 and higher pass-through income from other investments in the quarter ended March 31, 2025.
Noninterest Expense (“Other Expense”)
Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships, and providing bank services. The largest component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, advertising and promotion expenses, data processing expenses, and professional and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, among others.

The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Salaries and employee benefits	$33,039	$29,497	$3,542
Non-staff expenses:
Occupancy and equipment expense	8,122	7,356	766
Advertising and promotions	1,508	1,291	217
Communications	652	591	61
Ad valorem shares tax	978	1,125	(147)
Data processing	3,712	3,236	476
Directors' fees	260	279	(19)
Insurance	411	404	7
Legal and professional fees	1,085	1,013	72
Office supplies and printing	313	311	2
Regulatory assessments	984	1,257	(273)
Merger and conversion related expenses	1,377	250	1,127
Other	5,030	3,968	1,062
Total noninterest expense	$57,471	$50,578	$6,893
Total noninterest expense increased $6.9 million, or 13.6%, from the three months ended March 31, 2025, primarily attributed to the increase in salaries and employee benefits of $3.5 million, or 12.0%, and an increase in merger and conversion related expenses of $1.1 million, or 450.8%. The increases were largely attributable to the acquisition of Progressive.
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
For the three months ended March 31, 2026, income tax expense totaled $5.9 million, an increase of $656,000, or 12.4%, compared to $5.3 million for the same period in 2025. Our effective tax rates for the three months ended March 31, 2026, and 2025 were 20.1% and 20.4%, respectively.
Financial Condition
Our total assets increased $692.1 million, or 8.4%, from December 31, 2025, to March 31, 2026, primarily due to the acquisition of Progressive.
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
As of March 31, 2026, total loans, excluding mortgage loans held for sale, were $6.7 billion, a $494.8 million increase, or 8.0%, compared to $6.2 billion as of December 31, 2025. Additionally, $480,000, and $1.1 million in loans were classified as loans held for sale as of March 31, 2026, and December 31, 2025, respectively.

Total loans held for investment as a percentage of total deposits were 89.5% and 92.4% as of March 31, 2026, and December 31, 2025, respectively. Total loans held for investment as a percentage of total assets were 75.0% and 75.3% as of March 31, 2026, and December 31, 2025, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated.

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial
Real estate rental and leasing	$1,586,322	23.7%	$1,456,484	23.5%
Accommodation and food services	280,818	4.2	247,951	4.0
Other services (except public administration)	155,478	2.3	160,548	2.6
Health care and social assistance	160,533	2.4	121,850	2.0
Finance and insurance	86,846	1.3	84,592	1.4
Construction	68,004	1.0	63,931	1.0
Manufacturing	68,150	1.0	73,369	1.2
Agriculture, forestry, fishing and hunting	62,246	0.9	42,730	0.7
Transportation and warehousing	18,442	0.3	22,070	0.4
Other	354,787	5.3	337,754	5.4
Total Commercial	2,841,626	42.4	2,611,279	42.2
Construction	685,817	10.3	639,069	10.3
Residential	1,141,220	17.1	944,065	15.3
Total Real Estate Loans	4,668,663	69.8	4,194,413	67.8
Commercial	1,943,412	29.1	1,921,833	31.0
Consumer and Other	72,188	1.1	73,244	1.2
Total loans held for investment	$6,684,263	100.0%	$6,189,490	100.0%

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate loans:
Dallas Region	$727,527	25.5%	$720,436	27.6%
New Orleans Region	525,724	18.5	505,447	19.3
North Louisiana Region	694,993	24.5	454,909	17.4
Capitol Region	294,866	10.4	323,420	12.4
Houston Region	212,571	7.5	240,422	9.2
Southwest Louisiana Region	303,823	10.7	280,889	10.8
Bayou Region	82,122	2.9	85,756	3.3
Total commercial real estate loans	2,841,626	100.0%	2,611,279	100.0%
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

Real Estate: Commercial loans increased $230.3 million, or 8.8%, to $2.8 billion as of March 31, 2026, from $2.6 billion as of December 31, 2025.
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
Real Estate: Construction loans increased $46.7 million, or 7.3%, to $685.8 million as of March 31, 2026, from $639.1 million as of December 31, 2025.
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
Real Estate: Residential loans increased $197.2 million, or 20.9%, to $1.1 billion as of March 31, 2026, from $944.1 million as of December 31, 2025.
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
Commercial loans increased $21.6 million, or 1.1%, remaining at $1.9 billion at both March 31, 2026, and December 31, 2025.
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
Consumer and other loans decreased $1.1 million, or 1.4%, to $72.2 million as of March 31, 2026, from $73.2 million as of December 31, 2025.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following tables:

	As of March 31, 2026
(Dollars in thousands) (Unaudited)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Real Estate Loans:
Commercial	$564,466	$1,706,065	$513,854	$57,241	$2,841,626
Construction	296,056	295,535	72,656	21,570	685,817
Residential	223,084	499,922	256,962	161,252	1,141,220
Total Real Estate Loans	1,083,606	2,501,522	843,472	240,063	4,668,663
Commercial	883,831	824,898	230,612	4,071	1,943,412
Consumer and Other	42,602	22,338	7,102	146	72,188
Total loans held for investment	$2,010,039	$3,348,758	$1,081,186	$244,280	$6,684,263

Total fixed rate loans	$779,112	$1,903,503	$615,976	$47,326	$3,345,917
Total floating rate loans	1,230,927	1,445,255	465,210	196,954	3,338,346
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
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $123.1 million and $89.7 million in nonperforming assets as of March 31, 2026, and December 31, 2025, respectively. We had $102.2 million in nonperforming loans as of March 31, 2026, compared to $76.7 million as of December 31, 2025. The increase in nonperforming assets from December 31, 2025, to March 31, 2026, is primarily due to six commercial lending relationships, four of which are real estate loans and two are commercial loans. There was also a property in Texas we foreclosed on during the quarter ended March 31, 2026.

The following tables present information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans	$100,803	$74,471
Accruing loans 90 or more days past due	1,404	2,215
Total nonperforming loans	102,207	76,686
Other nonperforming assets	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	20,467	12,192
Residential real estate	431	821
Total other real estate owned	20,898	13,013
Total nonperforming assets	$123,105	$89,699
Ratio of nonperforming loans to total loans held for investment	1.53%	1.24%
Ratio of nonperforming assets to total assets	1.38	1.09
Ratio of nonaccrual loans to total loans held for investment	1.51	1.20

(Dollars in thousands)	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$44,357	$36,252
Construction	7,236	4,539
Residential	15,171	10,144
Total Real Estate Loans	66,764	50,935
Commercial	33,841	23,370
Consumer and Other	198	166
Total	$100,803	$74,471
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
For additional information, see Note 5 of the consolidated financial statements for a summary of loans by credit quality indicators.
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
As of March 31, 2026, the allowance for credit losses totaled $68.8 million, or 1.03%, of total loans held for investment. As of December 31, 2025, the allowance for credit losses totaled $58.1 million, or 0.94%, of total loans held for investment.
The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

(Dollars in thousands)	As of and For the Three Months Ended March 31, 2026 (Unaudited)	As of and For the Year Ended December 31, 2025
Average loans outstanding	$6,698,261	$6,023,214
Gross loans held for investment outstanding end of period	$6,684,263	$6,189,490
Allowance for credit losses at beginning of period	$58,136	$58,528
Adjustment for Progressive purchased credit deterioration loans	9,264	-
Provision for credit losses	2,278	11,318
Charge-offs:
Real Estate:
Commercial	—	4,116
Construction	—	20
Residential	—	242
Total Real Estate	—	4,378
Commercial	593	6,768
Consumer and other	511	1,991
Total charge-offs	1,104	13,137
Recoveries:
Real Estate:
Commercial	6	30
Construction	4	211
Residential	14	33
Total Real Estate	24	274
Commercial	113	839
Consumer and other	44	314
Total recoveries	181	1,427
Net charge-offs	923	11,710
Allowance for credit losses at end of period	$68,755	$58,136
Ratio of allowance for credit losses to end of period loans held for investment	1.03%	0.94%
Ratio of net charge-offs to average loans	0.01	0.19
Ratio of allowance for credit losses to nonaccrual loans	68.21	78.07

	As of and For the Three Months Ended March 31, 2026 (Unaudited)		As of and For the Year Ended December 31, 2025		As of and For the Three Months Ended March 31, 2025 (Unaudited)
(Dollars in thousands)	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
Real estate:
Commercial	$(6)	0.00%	$4,086	0.07%	$(3)	0.00%
Construction	(4)	0.00	(191)	0.00	(95)	0.00
Residential	(14)	0.00	209	0.00	219	0.00
Total Real Estate Loans	(24)	0.00	4,104	0.07	121	0.00
Commercial	480	0.01	5,929	0.10	357	0.01
Consumer and Other	467	0.01	1,677	0.02	499	0.01
Total net charge-offs	$923	0.02%	$11,710	0.19%	$977	0.02%

Although we believe that we have established our allowance for credit losses in accordance with U.S. GAAP and that the allowance for credit losses was adequate to provide for known and estimated losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
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

	As of March 31, 2026 (Unaudited)		As of December 31, 2025		As of March 31, 2025 (Unaudited)
(Dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Real estate:
Commercial	$24,434	35.5%	$23,806	40.9%	$23,542	39.0%
Construction	6,216	9.1	4,416	7.6	7,392	12.2
Residential	9,845	14.3	7,732	13.3	9,339	15.5
Total real estate	40,495	58.9	35,954	61.8	40,273	66.7
Commercial	27,488	40.0	21,618	37.2	19,532	32.4
Consumer and Other	772	1.1	564	1.0	558	0.9
Total allowance for credit losses	$68,755	100.0%	$58,136	100.0%	$60,363	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of March 31, 2026, the carrying amount of investment securities totaled $1.0 billion, an increase of $56.6 million, or 5.7%, compared to $989.2 million as of December 31, 2025. The increase was primarily due to acquisition of Progressive. Securities represented 11.7% and 12.0% of total assets as of March 31, 2026, and December 31, 2025, respectively.
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

	As of March 31, 2026
(Dollars in thousands) (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,562	$—	$282	$24,280
U.S. government agencies	10,046	—	141	9,905
Corporate bonds	36,447	58	1,872	34,633
Mortgage-backed securities	745,133	1,485	29,174	717,444
Municipal securities	277,692	260	18,397	259,555
Total	$1,093,880	$1,803	$49,866	$1,045,817

	As of December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$17,571	$—	$293	$17,278
U.S. government agencies	10,070	—	196	9,874
Corporate bonds	38,324	377	1,639	37,062
Mortgage-backed securities	674,211	3,153	27,273	650,091
Municipal securities	291,256	536	16,868	274,924
Total	$1,031,432	$4,066	$46,269	$989,229
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of March 31, 2026.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both March 31, 2026 and December 31, 2025, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.
As of March 31, 2026, and December 31, 2025, the Company held other equity securities of $40.0 million and $49.3 million, respectively, comprised mainly of FHLB stock, SBICs and Fintech fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2026, were $7.5 billion, an increase of $766.4 million, or 11.4%, compared to $6.7 billion as of December 31, 2025. Total uninsured deposits were $3.5 billion, or 46.5%, of total deposits as of March 31, 2026 compared to $2.9 billion, or 43.2%, of total deposits as of December 31, 2025. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of March 31, 2026, were $1.6 billion, compared to $1.3 billion as of December 31, 2025, an increase of $253.0 million, or 19.1%.
Average deposits for the three months ended March 31, 2026, were $7.4 billion, an increase of $974.8 million, or 15.2%, over the full year average for the year ended December 31, 2025, of $6.4 billion. The increase was largely attributable to the impact of the acquisition of Progressive on January 1, 2026. The average rate paid on total interest-bearing deposits decreased over this period from 3.29% for the year ended December 31, 2025, to 2.95% for the three months ended March 31, 2026. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.34% for the three months ended March 31, 2026, compared to 2.63% for the year ended December 31, 2025.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Three Months Ended March 31, (Unaudited)		For the Year Ended December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$889,495	2.28%	$807,107	2.54%
Negotiable order of withdrawal ("NOW") accounts	411,173	2.16	303,167	2.51
Limited access money market accounts and savings	3,148,245	2.85	2,601,497	3.24
Certificates and other time deposits > $250k	794,025	3.97	783,326	4.19
Certificates and other time deposits < $250k	641,319	3.57	639,425	3.70
Total interest-bearing deposits	5,884,257	2.95	5,134,522	3.29
Noninterest-bearing demand accounts	1,521,252	—	1,296,162	—
Total deposits	$7,405,509	2.34%	$6,430,684	2.63%
The ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2026, and the year ended December 31, 2025, was 20.5% and 20.2%, respectively.
Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of March 31, 2026:

(Dollars in thousands)	Fed Funds Purchase Limits
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at both March 31, 2026 and December 31, 2025.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2026, and the year ended December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of March 31, 2026, and December 31, 2025, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at March 31, 2026, and December 31, 2025. We had an additional $1.5 billion and $1.2 billion of availability through the FHLB as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, we had $924.7 million and $967.3 million, respectively, of availability through the Federal Reserve Discount Window.

As of March 31, 2026, we had outstanding $2.0 billion in commitments to extend credit and $55.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had outstanding $1.7 billion in commitments to extend credit and $51.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of March 31, 2026, and December 31, 2025 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $708.8 million and $609.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $991.2 million as of March 31, 2026, compared to $896.9 million as of December 31, 2025, an increase of $94.3 million, or 10.5%. This increase was primarily due to the acquisition of Progressive of $83.4 million and net income of $23.6 million, offset with other comprehensive losses of $4.6 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio and dividends paid on preferred stock and common stock of $6.2 million.
On April 23, 2026, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of May 15, 2026. The dividend is to be paid on May 29, 2026, or as soon as practicable thereafter.
On April 23, 2026, our Board declared a quarterly dividend based upon our financial performance for the three months ended March 31, 2026, in the amount of $0.15 per common share to the common shareholders of record as of May 15, 2026. The dividend is to be paid on May 29, 2026, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of March 31, 2026, and December 31, 2025, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Business First
Total capital (to risk weighted assets)	$1,017,078	13.08%	$939,331	12.93%
Tier 1 capital (to risk weighted assets)	875,778	11.26	799,527	11.00
Common Equity Tier 1 capital (to risk weighted assets)	794,182	10.21	722,597	9.94
Tier 1 Leverage capital (to average assets)	875,778	10.03	799,527	10.08

b1BANK
Total capital (to risk weighted assets)	$998,297	12.85%	$930,600	12.82%
Tier 1 capital (to risk weighted assets)	929,542	11.96	872,464	12.02
Common Equity Tier 1 capital (to risk weighted assets)	929,542	11.96	872,464	12.02
Tier 1 Leverage capital (to average assets)	929,542	10.62	872,464	11.01
FHLB Advances
Advances from the FHLB totaled approximately $260.8 million and $431.2 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.14% and 4.02%, respectively, and mature within ten years.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of March 31, 2026, and December 31, 2025 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $260.8 million and $431.2 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.14% and 4.02%, respectively, and mature within ten years. Subordinated debt totaled $92.5 million at both March 31, 2026 and December 31, 2025, respectively, including premium. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033, $52.5 million of this subordinated debt bears interest at a fixed rate of 4.25% through March 31, 2026 and a floating rate, based on a benchmark rate plus 354 basis points, thereafter through maturity in 2031. During the three months ended March 31, 2025, $7.0 million of this debt was redeemed for a gain of $630,000. We had $3.9 million of this subordinated debt bearing interest at a fixed rate of 4.75% through April 1, 2026 and a floating rate, based on a benchmark rate plus 442 basis points, thereafter through maturity in 2031. We acquired three separate notes as part of the TCBI acquisition totaling $26.4 million. Of those notes, $10.0 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly until maturity on April 11, 2028, and callable beginning April 11, 2023, $7.5 million bears an adjustable interest rate plus 350 basis points, based on a benchmark rate, adjusting quarterly, until maturity on December 13, 2028, and callable beginning December 13, 2023, and $8.9 million, which was called on May 1, 2023 and ceased bearing interest as of such date. As part of valuing these three subordinated notes from TCBI, we incurred a fair value adjustment premium of $3.4 million that will accrete over five-to-seven years, with $545,000 and $603,000 remaining at March 31, 2026 and December 31, 2025, respectively. We acquired two additional trust preferred securities as part of the Progressive acquisition totaling $5.2 million. Of the trust preferred securities, $4.0 million bears an adjustable interest rate plus 1.45%, based on a benchmark rate, adjusting quarterly, until maturity on December 15, 2037, and $1.2 million bears an adjustable rate plus 3.58%, based on a benchmark rate, adjusting quarterly, until maturity on July 31, 2031. As part of valuing these two trust preferred securities from Progressive, we incurred a fair value adjustment of

$555,000 and will amortize this over 12 years, with $544,000 remaining at March 31, 2026.

	As of March 31, 2026
(Dollars in thousands) (Unaudited)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$5,807	$10,285	$6,906	$5,700	$28,698
Time deposits	1,122,495	240,927	9,129	11	1,372,562
Subordinated debt	—	17,500	45,500	28,927	91,927
Advances from FHLB	83,155	100,825	26,812	50,000	260,792
Subordinated debt - trust preferred securities	—	—	—	10,210	10,210
Securities sold under agreements to repurchase	21,594	—	—	—	21,594
Standby and commercial letters of credit	52,790	3,014	70	—	55,874
Commitments to extend credit	1,322,324	481,699	97,191	89,579	1,990,793
Total	$2,608,165	$854,250	$185,608	$184,427	$3,832,450

	As of December 31, 2025
(Dollars in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$5,896	$10,510	$7,382	$6,383	$30,171
Time deposits	1,170,413	227,926	9,106	—	1,407,445
Subordinated debt	—	17,500	—	74,427	91,927
Advances from FHLB	256,200	100,000	25,000	50,000	431,200
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	22,622	—	—	—	22,622
Standby and commercial letters of credit	47,671	3,486	86	—	51,243
Commitments to extend credit	1,121,371	405,515	97,958	71,259	1,696,103
Total	$2,624,173	$764,937	$139,532	$207,069	$3,735,711
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions which, in accordance with U.S. GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.58%	0.96%	7.81%	(3.73%)
+200	5.86	0.89	5.31	(2.36)
+100	2.97	0.68	2.69	(1.03)
Base	—	—	—	—
-100	(2.93)	(0.73)	(2.62)	0.89
-200	(5.67)	(1.90)	(5.09)	1.23
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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended March 31, 2026, was $24.0 million, or $0.73 per diluted common share, compared to core net income available to common shareholders of $19.3 million, or $0.65 per diluted common share, for the three months ended March 31, 2025. Notable noncore events impacting earnings for the three months ended March 31, 2026, included acquisition-related expenses $2.2 million, compared to a $155,000 gain on sale of a former bank premises, $630,000 gain on the extinguishment of subordinated debt, offset by $679,000 in acquisition-related expenses and core conversion expenses of $216,000 for the same period in 2025.

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data) (Unaudited)	2026	2025
Interest Income:
Interest income	$122,494	$113,693
Core interest income	122,494	113,693
Interest Expense:
Interest expense	47,299	47,710
Core interest expense	47,299	47,710
Provision for Credit Losses:
Provision for credit losses	2,278	2,812
Core provision expense	2,278	2,812
Other Income:
Other income	14,050	13,226
Gains on former bank premises and equipment	(28)	(155)
(Gains) losses on sale of securities	(80)	1
Gain on extinguishment of debt	—	(630)
Core other income	13,942	12,442
Other Expense:
Other expense	57,471	50,578
Acquisition-related expenses (2)	(2,227)	(679)
Core conversion expenses	—	(216)
Core other expense	55,244	49,683
Pre-Tax Income:
Pre-tax income	29,496	25,819
Gains on former bank premises and equipment	(28)	(155)
(Gains) losses on sale of securities	(80)	1
Gain on extinguishment of debt	—	(630)
Acquisition-related expenses (2)	2,227	679
Core conversion expenses	—	216
Core pre-tax income	31,615	25,930
Provision for Income Taxes: (1)
Provision for income taxes	5,932	5,276
Tax on gains on former bank premises and equipment	(6)	(33)
Tax on (gains) losses on sale of securities	(17)	—
Tax on gain on extinguishment of debt	—	(133)
Tax on acquisition-related expenses (2)	319	143
Tax on core conversion expenses	—	46
Core provision for income taxes	6,228	5,299

Preferred Dividends
Preferred dividends	1,350	1,350
Core preferred dividends	1,350	1,350
Net Income Available to Common Shareholders:
Net income available to common shareholders	22,214	19,193
Gains on former bank premises and equipment, net of tax	(22)	(122)
(Gains) losses on sale of securities, net of tax	(63)	1
Gain on extinguishment of debt, net of tax	—	(497)
Acquisition-related expenses (2), net of tax	1,908	536
Core conversion expenses, net of tax	—	170
Core net income available to common shareholders	$24,037	$19,281
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.68	$0.65
Gains on former bank premises and equipment , net of tax	—	—
(Gains) losses on sale of securities, net of tax	—	—
Gain on extinguishment of debt, net of tax	—	(0.02)
Acquisition-related expenses (2), net of tax	0.05	0.02
Core conversion expenses, net of tax	—	—
Core diluted earnings per common share	$0.73	$0.65
____________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for both 2026 and 2025. These rates approximate the marginal tax rates for the applicable periods.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

(Dollars in thousands, except per share data) (Unaudited)	As of March 31, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$991,176	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	919,246	824,953
Adjustments:
Goodwill	(133,564)	(121,146)
Core deposit and customer intangibles	(29,409)	(14,497)
Total tangible common equity	$756,273	$689,310
Common shares outstanding (1)	32,624,887	29,510,668
Book value per common shares (1)	$28.18	$27.95
Tangible book value per common shares (1)	23.18	23.36
____________________________
(1)Excludes the dilutive effect, if any, of 205,620 and 149,240 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of March 31, 2026 and December 31, 2025, respectively.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

(Dollars in thousands, except per share data) (Unaudited)	As of March 31, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$991,176	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	919,246	824,953
Adjustments:
Goodwill	(133,564)	(121,146)
Core deposit and customer intangibles	(29,409)	(14,497)
Total tangible common equity	$756,273	$689,310
Tangible Assets
Total Assets	$8,906,808	$8,214,740
Adjustments:
Goodwill	(133,564)	(121,146)
Core deposit and customer intangibles	(29,409)	(14,497)
Total tangible assets	$8,743,835	$8,079,097
Common Equity to Total Assets	10.3%	10.0%
Tangible Common Equity to Tangible Assets	8.6	8.5

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
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2025, filed with the SEC. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)On October 28, 2025, our board of directors approved a stock repurchase program which authorized Business First to repurchase shares of its common stock with an aggregate purchase price of up to $30.0 million from time to time, subject to certain limitations and conditions. The stock repurchase program became effective immediately and will continue until October 28, 2027. The stock repurchase program does not obligate Business First to repurchase any shares of its common stock.
Business First repurchased 99,105 shares for $2.7 million under the 2025 stock repurchase program between January 1, 2026 and March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approx. dollar value) of shares yet to be purchased under the plan (in thousands)
January 1 through January 31, 2026	—	$—	—	$26,269
February 1 through February 28, 2026	61,656	27.80	61,656	24,555
March 1 through March 31, 2026	37,449	27.67	37,449	23,519
TOTAL	99,105	$27.75	99,105	$23,519
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.

(c)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1
Form of Subordinated Note Purchase Agreement dated April 2, 2026 by and among Business First Bancshares, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Business First Bancshares, Inc. on April 2, 2026).

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

BUSINESS FIRST BANCSHARES, INC.

May 1, 2026	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

May 1, 2026	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer