Form 10-Q
period 2026-06-30
Business First Bancshares, Inc.
filed 2026-07-31
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)[]. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 24, 2026, the issuer has outstanding 32,549,883 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and Due from Banks	$575,604	$411,175
Federal Funds Sold	95,535	172,393
Securities Purchased Under Agreements to Resell	30,702	25,587
Securities Available for Sale, at Fair Values (Amortized Cost of $1,086,550 at June 30, 2026 and $1,031,432 at December 31, 2025)	1,041,133	989,229
Mortgage Loans Held for Sale	2,838	1,094
Loans and Lease Receivable, Net of Allowance for Loan Losses of $62,458 at June 30, 2026 and $53,959 at December 31, 2025	6,596,989	6,135,531
Premises and Equipment, Net	88,925	73,982
Accrued Interest Receivable	38,969	38,494
Other Equity Securities	51,302	49,342
Other Real Estate Owned	25,109	13,013
Cash Value of Life Insurance	139,169	120,292
Deferred Taxes	21,561	20,477
Goodwill	135,222	121,146
Core Deposit and Customer Intangible	33,267	14,497
Other Assets	27,181	28,488
Total Assets	$8,903,506	$8,214,740
LIABILITIES
Deposits:
Noninterest Bearing	$1,583,562	$1,322,074
Interest Bearing	5,651,994	5,376,516
Total Deposits	7,235,556	6,698,590
Securities Sold Under Agreements to Repurchase	24,442	22,622
Federal Home Loan Bank Borrowings	442,494	431,200
Subordinated Debt	114,250	92,530
Subordinated Debt - Trust Preferred Securities	9,678	5,000
Accrued Interest Payable	3,774	4,166
Other Liabilities	64,735	63,749
Total Liabilities	$7,894,929	$7,317,857

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued at both June 30, 2026 and December 31, 2025, respectively	$71,930	$71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 32,535,659 and 29,510,668 Shares Issued and Outstanding at June 30, 2026 and December 31, 2025, respectively	32,536	29,511
Additional Paid-in Capital	578,087	502,155
Retained Earnings	361,846	326,574
Accumulated Other Comprehensive Loss	(35,822)	(33,287)
Total Shareholders' Equity	1,008,577	896,883
Total Liabilities and Shareholders' Equity	$8,903,506	$8,214,740
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income:
Interest and Fees on Loans	$111,780	$104,028	$220,926	$207,020
Interest and Dividends on Non-taxable Securities	1,806	1,047	3,598	2,122
Interest and Dividends on Taxable Securities	7,298	5,859	13,968	11,398
Interest on Federal Funds Sold and Due From Banks	4,766	3,916	9,652	8,003
Total Interest Income	125,650	114,850	248,144	228,543
Interest Expense:
Interest on Deposits	41,251	41,546	84,009	83,985
Interest on Borrowings	6,555	6,262	11,096	11,533
Total Interest Expense	47,806	47,808	95,105	95,518
Net Interest Income	77,844	67,042	153,039	133,025
Provision for Credit Losses	1,991	2,225	4,269	5,037
Net Interest Income after Provision for Credit Losses	75,853	64,817	148,770	127,988
Other Income:
Service Charges on Deposit Accounts	3,197	2,633	6,339	5,493
Gain (Loss) on Sales of Securities	(6)	(47)	74	(48)
Gain on Sales of Loans	1,583	781	2,924	2,037
Other Income	9,193	11,048	18,680	20,159
Total Other Income	13,967	14,415	28,017	27,641
Other Expenses:
Salaries and Employee Benefits	33,120	28,317	66,159	57,814
Occupancy and Equipment Expense	8,279	7,162	16,401	14,518
Merger and Conversion-Related Expense	303	210	1,680	460
Other Expenses	17,823	15,517	32,756	28,992
Total Other Expenses	59,525	51,206	116,996	101,784
Income Before Income Taxes	30,295	28,026	59,791	53,845
Provision for Income Taxes	6,120	5,923	12,052	11,199
Net Income	24,175	22,103	47,739	42,646
Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders	$22,825	$20,753	$45,039	$39,946
Earnings Per Common Share:
Basic	$0.70	$0.70	$1.38	$1.36
Diluted	$0.70	$0.70	$1.37	$1.35
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Net Income	$24,175	$22,103	$47,739	$42,646

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities	2,641	6,390	(3,139)	19,262
Reclassification Adjustment for (Gains) Losses on Sale of AFS Investment Securities Included in Net Income	6	47	(74)	48
Income Tax Effect	(560)	(1,361)	678	(4,080)
Other Comprehensive Income (Loss)	2,087	5,076	(2,535)	15,230
Consolidated Comprehensive Income	$26,262	$27,179	$45,204	$57,876
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED June 30, 2026 AND 2025
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at March 31, 2025	$71,930	$29,572	$501,609	$276,045	$(52,844)	$826,312
Comprehensive Income:
Net Income	—	—	—	22,103	—	22,103
Other Comprehensive Income	—	—	—	—	5,076	5,076
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	—	—	—	(1,350)	—	(1,350)
Cash Dividends Declared on Common Stock, $0.14 Per Share	—	—	—	(4,169)	—	(4,169)
Stock Based Compensation Cost	—	31	437	—	—	468
Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440

Balances at March 31, 2026	$71,930	$32,625	$580,640	$343,890	$(37,909)	$991,176
Comprehensive Income:
Net Income	—	—	—	24,175	—	24,175
Other Comprehensive Income	—	—	—	—	2,087	2,087
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	—	—	—	(1,350)	—	(1,350)
Cash Dividends Declared on Common Stock, $0.15 Per Share	—	—	—	(4,869)	—	(4,869)
Stock Based Compensation Cost	—	88	2,083	—	—	2,171
Stock Repurchases	—	(177)	(4,636)	—	—	(4,813)
Balances at June 30, 2026	$71,930	$32,536	$578,087	$361,846	$(35,822)	$1,008,577
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2026 AND 2025
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	—	—	—	42,646	—	42,646
Other Comprehensive Income	—	—	—	—	15,230	15,230
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	—	—	—	(2,700)	—	(2,700)
Cash Dividends Declared on Common Stock, $0.28 Per Share	—	—	—	(8,275)	—	(8,275)
Stock Based Compensation Cost	—	51	2,022	—	—	2,073
Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440

Balances at December 31, 2025	$71,930	$29,511	$502,155	$326,574	$(33,287)	$896,883
Comprehensive Income:
Net Income	—	—	—	47,739	—	47,739
Other Comprehensive Loss	—	—	—	—	(2,535)	(2,535)
Cash Dividends Declared on Preferred Stock, $37.50 Per Share	—	—	—	(2,700)	—	(2,700)
Cash Dividends Declared on Common Stock, $0.30 Per Share	—	—	—	(9,767)	—	(9,767)
Stock Issuance	—	3,192	80,256	—	—	83,448
Stock Based Compensation Cost	—	109	2,963	—	—	3,072
Stock Repurchase	—	(276)	(7,287)	—	—	(7,563)
Balances at June 30, 2026	$71,930	$32,536	$578,087	$361,846	$(35,822)	$1,008,577
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Consolidated Net Income	$47,739	$42,646
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,269	5,037
Depreciation and Amortization of Premises and Equipment	3,283	2,873
Net Amortization (Accretion) of Purchase Accounting Adjustments	128	(890)
Stock Based Compensation Cost	3,072	2,073
Net Amortization (Accretion) of Securities	(462)	561
(Gain) Loss on Sales of Securities	(74)	48
Gain on Sale of Loans	(1,044)	(529)
Income on Other Equity Securities	(700)	(1,077)
(Gain) Loss on Sale of Other Real Estate Owned, Net of Writedowns	(178)	230
Other Real Estate Owned Valuation Allowance	(69)	—
Gain on Disposal of Premises and Equipment	(28)	(155)
Increase in Cash Value of Life Insurance	(1,733)	(1,565)
Deferred Income Tax (Benefit) Expense	(1,310)	333
Gain on Extinguishment/Redemption of Debt	(545)	(630)
Gain on Sale of Branch	—	(3,360)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	2,455	(880)
(Increase) Decrease in Other Assets	7,195	(6,669)
Decrease in Accrued Interest Payable	(885)	(1,092)
Increase (Decrease) in Other Liabilities	(7,309)	5,638
Net Cash Provided by Operating Activities	53,804	42,592
Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(102,941)	(80,291)
Proceeds from Maturities / Sales of Securities Available for Sale	41,502	26,245
Proceeds from Paydowns of Securities Available for Sale	51,905	39,846
Net Cash Received in Acquisition	90,702	—
Net Cash Paid in Sale of Branch	—	(43,084)
Proceeds from Sale of Loans	88,251	—
Purchases of Other Equity Securities	(12,213)	(9,340)
Redemption of Other Equity Securities	12,599	2,781
Purchase of Life Insurance	(5,585)	—
Proceeds from Death Benefit of Cash Value of Life Insurance	—	503
Net (Increase) Decrease in Loans	14,250	(68,246)
Net Purchases of Premises and Equipment	(1,274)	(1,289)
Proceeds from Sales of Other Real Estate	1,419	3,961
Net (Increase) Decrease in Securities Purchased Under Agreements to Resell	(5,115)	25,402
Net Decrease in Federal Funds Sold	76,858	158,373
Net Cash Provided by Investing Activities	250,358	54,861
(CONTINUED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Financing Activities:
Net Decrease in Deposits	(148,007)	(40,399)
Net Increase (Decrease) in Securities Sold Under Agreements to Repurchase	1,820	(64)
Net Advances on Federal Home Loan Bank Borrowings	8,411	137,071
Proceeds from Issuance of Subordinated Debt	85,000	—
Repayment of Subordinated Debt	(66,927)	(6,427)
Repurchase of Common Stock	(7,563)	—
Payment of Dividends on Preferred Stock	(2,700)	(2,700)
Payment of Dividends on Common Stock	(9,767)	(8,275)
Net Cash Provided by (Used in) Financing Activities	(139,733)	79,206
Net Increase in Cash and Due From Banks	164,429	176,659
Cash and Due From Banks at Beginning of Period	411,175	319,098
Cash and Due From Banks at End of Period	$575,604	$495,757

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$84,526	$85,401
Interest on Borrowings	$10,971	$11,257
Income Tax Payments	$12,031	$12,851

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized Gain (Loss) on Securities Available for Sale	$(3,213)	$19,310
Change in Deferred Tax Effect on the Unrealized (Gain) Loss on Securities Available for Sale	$678	$(4,080)
Transfer of Loans to Other Real Estate	$13,268	$135
Acquisitions:
Fair Value of Tangible Assets Acquired	$755,212	$—
Other Intangible Assets Acquired	20,846	—
Liabilities Assumed	699,883	—
Net Identifiable Assets Acquired Over Liabilities Assumed	$76,175	$—
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its five direct, wholly-owned subsidiaries, b1BANK (the “Bank”), Coastal Commerce Statutory Trust I, Progressive Statutory Trust I, and Progressive Statutory Trust II, and b1Capital, Inc.; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC ("SSW"), Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
The Company early adopted the amendments effective January 1, 2026, on a prospective basis. The Progressive acquisition disclosures contained in Note 2, as well as the allowance measurements reflected in Note 5 incorporate the updated guidance.
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

Cost and Allocation of Purchase Price for Progressive Bancorp, Inc. (Progressive):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Progressive's Shareholders on January 1, 2026	3,192,367
Closing Stock Price on December 31, 2025	$26.14
Total Stock Issued	$83,448
Partial Shares Paid in Cash	3
Total Purchase Price	$83,451
Net Assets Acquired:
Cash and Cash Equivalents	$93,255
Securities Available for Sale	45,047
Loans and Leases Receivable, Net of Allowance	578,867
Premises and Equipment, Net	16,924
Cash Value of Life Insurance	11,559
Core Deposit Intangible	15,950
Other Assets	9,560
Total Assets	771,162

Deposits	684,753
Borrowings	7,538
Other Liabilities	7,592
Total Liabilities	699,883
Net Assets Acquired	71,279
Goodwill Resulting from Merger	$12,172

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded approximately $3.4 million and $3.8 million of acquisition-related costs within merger and conversion-related expenses and salaries and benefits for the six months ended June 30, 2026, and year ended December 31, 2025, respectively.
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
The remainder of the Progressive loan portfolio, with a fair value of $570.9 million at acquisition included a non-PCD allowance of $2.4 million and a non-credit fair value discount of $8.7 million from the acquired contractual value.
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
American Planning Corporation
On June 29, 2026, the Company consummated the acquisition of American Planning Corporation (“APC”) for $6.8 million, of which $2.6 million was paid in cash and $4.3 million of subordinated debt was issued. As part of the transaction, the Company recorded a customer intangible of $4.9 million to be amortized over a 10 year period and $1.9 million in goodwill.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3– Earnings per Common Share –
Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options, unvested restricted stock awards (“RSAs”), unvested restricted stock units (“RSUs”) and performance shares, excluding any that were antidilutive. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of EPS pursuant to the two-class method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025

Numerator:
Net Income	$24,175	$22,103	$47,739	$42,646
Less: Preferred Stock Dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shares	$22,825	$20,753	$45,039	$39,946
Denominator:
Weighted Average Common Shares Outstanding	32,589,951	29,517,495	32,584,970	29,354,228
Dilutive Effect of Stock Options and RSAs	173,657	69,480	193,229	145,833
Weighted Average Dilutive Common Shares	32,763,608	29,586,975	32,778,199	29,500,061
Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.70	$0.70	$1.38	$1.36
Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.70	$0.70	$1.37	$1.35
Note 4– Securities –
The amortized cost and fair values of securities available for sale as of June 30, 2026, and December 31, 2025 are summarized as follows:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$22,627	$—	$240	$22,387
U.S. Government Agencies	10,022	—	70	9,952
Corporate Securities	87,029	262	1,724	85,567
Mortgage-Backed Securities	698,832	1,564	29,039	671,357
Municipal Securities	268,040	190	16,360	251,870
Total Securities Available for Sale	$1,086,550	$2,016	$47,433	$1,041,133

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,571	$—	$293	$17,278
U.S. Government Agencies	10,070	—	196	9,874
Corporate Securities	38,324	377	1,639	37,062
Mortgage-Backed Securities	674,211	3,153	27,273	650,091
Municipal Securities	291,256	536	16,868	274,924
Total Securities Available for Sale	$1,031,432	$4,066	$46,269	$989,229
The following tables present a summary of securities with gross unrealized losses and fair values at June 30, 2026, and December 31, 2025, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	June 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$12,485	$108	$9,902	$132	$22,387	$240
U.S. Government Agencies	—	—	9,952	70	9,952	70
Corporate Securities	35,162	128	20,162	1,596	55,324	1,724
Mortgage-Backed Securities	215,493	2,760	282,490	26,279	497,983	29,039
Municipal Securities	23,002	104	180,787	16,256	203,789	16,360
Total Securities Available for Sale	$286,142	$3,100	$503,293	$44,333	$789,435	$47,433

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$—	$—	$17,278	$293	$17,278	$293
U.S. Government Agencies	—	—	9,874	196	9,874	196
Corporate Securities	2,580	2	21,086	1,637	23,666	1,639
Mortgage-Backed Securities	83,844	506	336,946	26,767	420,790	27,273
Municipal Securities	12,939	57	210,329	16,811	223,268	16,868
Total Securities Available for Sale	$99,363	$565	$595,513	$45,704	$694,876	$46,269
As of June 30, 2026, and December 31, 2025, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any such

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of June 30, 2026, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Less Than One Year	$50,452	$50,056
One to Five Years	205,238	194,525
Over Five to Ten Years	376,231	356,632
Over Ten Years	454,629	439,920
Total Securities Available for Sale	$1,086,550	$1,041,133
Securities available for sale with a fair value of $449.7 million and $398.3 million, were pledged as collateral on public deposits and for other purposes as required or permitted by law as of June 30, 2026, and December 31, 2025, respectively.
There were $88,000 gross realized gains from sales or redemptions of securities for the six months ended June 30, 2026, none for the three months ended June 30, 2026, and $3,000 for both the three and six months ended June 30, 2025, respectively. There were $6,000 and $14,000 gross realized losses from sales or redemptions of securities for the three and six months ended June 30, 2026, respectively, and $50,000 and $51,000 for the three and six months ended June 30, 2025, respectively.
At June 30, 2026, and December 31, 2025, accrued interest receivable on securities was $5.8 million and $5.3 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
Note 5– Loans and the Allowance for Loan Losses –
Loans receivable at June 30, 2026, and December 31, 2025, are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$2,824,015	$2,611,279
Construction	693,477	639,069
Residential	1,079,018	944,065
Total Real Estate Loans	4,596,510	4,194,413
Commercial	1,988,696	1,921,833
Consumer and Other	74,241	73,244
Total Loans Held for Investment	6,659,447	6,189,490

Less:
Allowance for Loan Losses	(62,458)	(53,959)
Net Loans	$6,596,989	$6,135,531
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged, under a blanket lien, as collateral securing advances from the FHLB at June 30, 2026, and December 31, 2025. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of June 30, 2026, and December 31, 2025.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net deferred loan origination fees were $9.5 million and $11.4 million at June 30, 2026, and December 31, 2025, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At June 30, 2026, and December 31, 2025, overdrafts of $1.6 million and $7.9 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $762.0 million and $643.8 million at June 30, 2026 and December 31, 2025, respectively. The Company had servicing rights of $1.7 million and $956,000 recorded at June 30, 2026, and December 31, 2025, respectively, and is recorded within other assets.
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
The following tables set forth, for the three and six months ended June 30, 2026, and 2025, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	For the Six Months Ended June 30, 2026
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,486	$3,237	$7,423	$19,282	$531	$53,959
Adjustment for Progressive Loans	2,431	281	3,344	3,148	60	9,264
Charge-offs	(1,057)	—	(27)	(2,459)	(769)	(4,312)
Recoveries	6	4	60	299	105	474
Provision (Recovery)	(3,277)	327	(1,657)	6,816	864	3,073
Ending Balance	$21,589	$3,849	$9,143	$27,086	$791	$62,458

Reserve for Unfunded Loan Commitments:
Beginning Balance	$320	$1,179	$309	$2,336	$33	$4,177
Provision (Recovery)	(2)	14	(99)	1,258	25	1,196
Ending Balance	$318	$1,193	$210	$3,594	$58	$5,373

Total Allowance for Credit Losses	$21,907	$5,042	$9,353	$30,680	$849	$67,831

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2026
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$24,101	$4,545	$9,599	$24,676	$734	$63,655
Charge-offs	(1,057)	—	(27)	(1,866)	(258)	(3,208)
Recoveries	—	—	46	186	61	293
Provision (Recovery)	(1,455)	(696)	(475)	4,090	254	1,718
Ending Balance	$21,589	$3,849	$9,143	$27,086	$791	$62,458

Reserve for Unfunded Loan Commitments:
Beginning Balance	$333	$1,671	$246	$2,812	$38	$5,100
Provision (Recovery)	(15)	(478)	(36)	782	20	273
Ending Balance	$318	$1,193	$210	$3,594	$58	$5,373

Total Allowance for Credit Losses	$21,907	$5,042	$9,353	$30,680	$849	$67,831

	For the Six Months Ended June 30, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(266)	(20)	(237)	(1,047)	(999)	(2,569)
Recoveries	10	98	10	566	86	770
Provision (Recovery)	113	(1,042)	367	5,103	914	5,455
Ending Balance	$23,317	$6,198	$8,176	$20,289	$516	$58,496

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	38	(423)	(72)	43	(4)	(418)
Ending Balance	$266	$888	$286	$1,808	$22	$3,270

Total Allowance for Credit Losses	$23,583	$7,086	$8,462	$22,097	$538	$61,766

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,325	$6,211	$9,033	$17,764	$530	$56,863
Charge-offs	(264)	(17)	(12)	(182)	(446)	(921)
Recoveries	5	—	4	58	32	99
Provision (Recovery)	251	4	(849)	2,649	400	2,455
Ending Balance	$23,317	$6,198	$8,176	$20,289	$516	$58,496

Reserve for Unfunded Loan Commitments:
Beginning Balance	$217	$1,181	$306	$1,768	$28	$3,500
Provision (Recovery)	49	(293)	(20)	40	(6)	(230)
Ending Balance	$266	$888	$286	$1,808	$22	$3,270

Total Allowance for Credit Losses	$23,583	$7,086	$8,462	$22,097	$538	$61,766
Included within the above allowance, in the tables above, are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Real Estate Loans:
Commercial	$8,273	$4,065	$29,248	$1,873
Construction	1,595	207	2,141	149
Residential	8,470	2,549	2,380	—
Total Real Estate Loans	18,338	6,821	33,769	2,022
Commercial	23,728	7,352	10,771	4,989
Consumer and Other	1,279	26	—	—
Total	$43,345	$14,199	$44,540	$7,011
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of June 30, 2026, and December 31, 2025:

	June 30, 2026
		Criticized
(Dollars in thousands)	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
Real Estate: Commercial
Originated in 2026	$156,273	$2,452	$116	$—	$—	$158,841	$—
Originated in 2025	441,222	1,486	5,632	—	—	448,340	—
Originated in 2024	299,666	652	16,080	—	—	316,398	—
Originated in 2023	207,636	—	23,541	—	—	231,177	—
Originated in 2022	663,968	23,649	9,304	—	—	696,921	—
Originated Prior to 2022	892,753	11,192	15,483	101	—	919,529	1,057
Revolving	49,975	—	—	—	—	49,975	—
Revolving Loans Converted to Term	2,834	—	—	—	—	2,834	—
Total Real Estate: Commercial	$2,714,327	$39,431	$70,156	$101	$—	$2,824,015	$1,057

Real Estate: Construction
Originated in 2026	$68,925	$—	$—	$—	$—	$68,925	$—
Originated in 2025	233,860	—	37	—	—	233,897	—
Originated in 2024	141,218	159	6,638	—	—	148,015	—
Originated in 2023	39,685	—	4,204	—	—	43,889	—
Originated in 2022	85,435	2,275	68	—	—	87,778	—
Originated Prior to 2022	52,325	99	5,106	—	—	57,530	—
Revolving	49,320	—	—	—	—	49,320	—
Revolving Loans Converted to Term	4,123	—	—	—	—	4,123	—
Total Real Estate: Construction	$674,891	$2,533	$16,053	$—	$—	$693,477	$—

Real Estate: Residential
Originated in 2026	$69,510	$781	$168	$—	$—	$70,459	$—
Originated in 2025	107,909	1,073	1,342	—	—	110,324	—
Originated in 2024	115,496	100	647	—	—	116,243	—
Originated in 2023	87,583	—	4,767	—	—	92,350	—
Originated in 2022	260,489	—	1,533	—	—	262,022	—
Originated Prior to 2022	262,741	33,858	3,981	23	—	300,603	27
Revolving	115,440	1,347	2,508	—	—	119,295	—
Revolving Loans Converted to Term	7,307	345	70	—	—	7,722	—
Total Real Estate: Residential	$1,026,475	$37,504	$15,016	$23	$—	$1,079,018	$27

Commercial
Originated in 2026	$222,703	$188	$89	$—	$—	$222,980	$—
Originated in 2025	280,132	2,513	2,560	—	—	285,205	32
Originated in 2024	232,806	711	6,825	—	—	240,342	178
Originated in 2023	150,025	5,745	5,460	55	—	161,285	1,033
Originated in 2022	114,900	1,160	27,724	—	—	143,784	1,102
Originated Prior to 2022	157,931	2,487	9,035	11	—	169,464	114
Revolving	708,520	7,688	20,313	193	—	736,714	—
Revolving Loans Converted to Term	25,081	3,198	643	—	—	28,922	—
Total Commercial	$1,892,098	$23,690	$72,649	$259	$—	$1,988,696	$2,459

Consumer and Other
Originated in 2026	$10,934	$—	$—	$—	$—	$10,934	$269
Originated in 2025	10,084	—	20	—	—	10,104	11
Originated in 2024	5,737	—	6	—	—	5,743	7
Originated in 2023	2,836	—	13	—	—	2,849	18
Originated in 2022	2,895	—	29	—	—	2,924	4
Originated Prior to 2022	25,020	—	105	12	—	25,137	249
Revolving	16,079	—	1	—	—	16,080	211
Revolving Loans Converted to Term	305	—	165	—	—	470	—
Total Consumer and Other	$73,890	$—	$339	$12	$—	$74,241	$769

Total Loans	$6,381,681	$103,158	$174,213	$395	$—	$6,659,447	$4,312

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
As of June 30, 2026, and December 31, 2025, loan balances outstanding more than 90 days past due and still accruing interest amounted to $4.0 million and $2.2 million, respectively. As of June 30, 2026, and December 31, 2025, loan balances outstanding on nonaccrual status amounted to $80.1 million and $74.5 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of June 30, 2026, and December 31, 2025. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	June 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$6,666	$2,365	$20,431	$29,462	$2,794,553	$2,824,015	$362
Construction	4,887	18	9,148	14,053	679,424	693,477	307
Residential	2,922	1,402	11,327	15,651	1,063,367	1,079,018	281
Total Real Estate Loans	14,475	3,785	40,906	59,166	4,537,344	4,596,510	950
Commercial	7,044	1,851	38,739	47,634	1,941,062	1,988,696	3,033
Consumer and Other	134	160	127	421	73,820	74,241	28
Total	$21,653	$5,796	$79,772	$107,221	$6,552,226	$6,659,447	$4,011

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,838	$38,693	$10,097	$50,628	$2,560,651	$2,611,279	$363
Construction	1,988	72	4,363	6,423	632,646	639,069	—
Residential	3,775	1,562	8,151	13,488	930,577	944,065	79
Total Real Estate Loans	7,601	40,327	22,611	70,539	4,123,874	4,194,413	442
Commercial	15,585	552	24,692	40,829	1,881,004	1,921,833	1,760
Consumer and Other	185	356	163	704	72,540	73,244	13
Total	$23,371	$41,235	$47,466	$112,072	$6,077,418	$6,189,490	$2,215

The following table presents non-accrual loans by segment as of June 30, 2026, and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$20,583	$36,252
Construction	8,876	4,539
Residential	11,389	10,144
Total Real Estate Loans	40,848	50,935
Commercial	39,168	23,370
Consumer and Other	108	166
Total	$80,124	$74,471
The Bank had $7.2 million and $9.8 million as of June 30, 2026 and December 31, 2025, respectively, in non-accrual loans with no specific allowance allocation.
The Bank seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended June 30, 2026, and December 31, 2025, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $1.2 million and $1.7 million was outstanding at June 30, 2026, and December 31, 2025, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At June 30, 2026 and December 31, 2025, accrued interest receivable on loans was $33.1 million and $33.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.
In June 2026, the Company sold $100.3 million in loans that were acquired from Progressive, including $55.3 million of residential mortgages and $45.0 million commercial real estate loans. As part of the sale, the Company will retain the servicing of these loans.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6– Borrowings –
The Company had outstanding advances from the Federal Home Loan Bank (“FHLB”) of $442.5 million and $431.2 million as of June 30, 2026, and December 31, 2025, respectively, consisting of:

(Dollars in thousands)	June 30, 2026	December 31, 2025

4.65% advance due January 2026	$—	$25,000
3.62% advance due January 2026 (a)	—	120,000
4.00% advance due March 2026	—	25,000
4.56% advance due July 2026	25,000	25,000
3.91% advance due July 2026	25,000	25,000
3.81% advance due July 2026	75,000	—
3.82% advance due August 2026	55,000	—
3.89% advance due August 2026	55,000	—
0.89% advance due November 2026 (b)	5,102	11,200
4.84% advance due December 2026	25,000	25,000
0.71% advance due August 2027 (b) (c)	340	—
0.70% advance due August 2027 (b) (c)	170	—
0.68% advance due August 2027 (b) (c)	170	—
4.78% advance due September 2027	25,000	25,000
4.73% advance due March 2028	25,000	25,000
4.69% advance due September 2028	25,000	25,000
4.13% advance due October 2028 (d)	25,000	25,000
0.94% advance due August 2030 (b) (c)	856	—
0.92% advance due August 2030 (b) (c)	428	—
0.90% advance due August 2030 (b) (c)	428	—
3.92% advance due October 2030 (d)	25,000	25,000
3.72% advance due October 2033 (d)	25,000	25,000
3.57% advance due October 2033 (d)	25,000	25,000
Total FHLB advances	$442,494	$431,200
(a)Short term overnight advance.
(b)Principal paid monthly.
(c)Acquired during the Progressive acquisition.
(d)Loan has put options beginning in October 2024.
The Company had an additional $1.5 billion remaining on the FHLB line availability at June 30, 2026.
On January 1, 2026, in connection with the Progressive acquisition, the Company assumed Progressive Bancorp, Inc.'s junior subordinated debentures issued to Progressive Statutory Trust I and Progressive Statutory Trust II, each of which is a non-consolidated statutory trust. The assumed obligations totaled approximately $5.2 million in aggregate junior subordinated debentures, consisting of $1.2 million related to Progressive Statutory Trust I and $4.0 million related to Progressive Statutory Trust II, and were associated with an aggregated $5.0 million of trust preferred securities outstanding. The junior subordinated debentures related to Progressive Statutory Trust I mature on July 31, 2031, and bear interest at a floating rate equal to a benchmark rate plus 3.58%, payable quarterly (including the tenor spread adjustment). The junior subordinated debentures related to Progressive Statutory Trust II mature on December 15, 2037, and bear interest at a floating rate equal to a benchmark rate plus 1.45%, payable quarterly (including the tenor spread adjustment). The applicable indentures permit the Company to defer interest payments for up to 20 consecutive quarterly periods without an event of default. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the related trust preferred securities, subject to the applicable guarantee

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
agreements and indentures. Principal and interest payments on the junior subordinated debentures are in a superior position to the liquidation rights of holders of common stock.
As part of the acquisition of these debentures, the Company had a fair value adjustment of $555,000, with $532,000 remaining at June 30, 2026.
On April 2, 2026, the Company completed an $85.0 million private placement of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The subordinated notes were issued to certain qualified institutional and accredited investors. The notes bear interest at an annual rate of 6.50% until March 30, 2031, and then will reset quarterly to a benchmark rate plus 300 basis points. The proceeds from the sale of these subordinated notes were utilized to redeem $66.9 million in outstanding subordinated notes, to provide additional capital support to b1BANK, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, to repay other existing borrowings, and for other general corporate purposes. As part of the redemption, the Company recognized a $545,000 gain.
On June 29, 2026, the Company consummated the acquisition of American Planning Corporation. Under the terms of the acquisition, the Company issued $4.3 million of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The notes bear interest at an annual rate of 6.50% until June 30, 2031, and then will reset quarterly to a benchmark plus 300 basis points.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7– Other Income and Other Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Debit Card and ATM Fee Income	$2,415	$1,958	$4,721	$3,816
Cash Value of Life Insurance Income	902	758	1,733	1,566
Fees and Brokerage Commissions	2,387	1,980	4,648	4,128
Pass-Through Income (Loss) from SBIC and Fintech Partnerships	14	(246)	149	505
Gain on Extinguishment/Redemption of Debt	545	—	545	630
Gain on Sale of Branch	—	3,360	—	3,360
Swap Fee Income	385	808	1,922	1,547
Other	2,545	2,430	4,962	4,607
Total Other Income	$9,193	$11,048	$18,680	$20,159
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Advertising and Promotions	$2,606	$1,088	$4,114	$2,379
Communications	638	590	1,290	1,181
Ad Valorem Shares Tax	977	1,125	1,955	2,250
Data Processing Fees	3,317	5,321	7,029	8,557
Directors' Fees	247	193	507	472
Insurance	432	435	843	839
Legal and Professional Fees	1,661	1,093	2,746	2,106
Office Supplies and Printing	278	300	591	611
Regulatory Assessments	1,534	933	2,518	2,190
Other	6,133	4,439	11,163	8,407
Total Other Expenses	$17,823	$15,517	$32,756	$28,992
Note 8– Leases –
The Bank leases certain branch offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $3.9 million and $4.2 million for the six months ended June 30, 2026, and 2025, respectively. At June 30, 2026, the Company had a weighted average lease term of 5.6 years and a weighted average discount rate of 3.98%.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
July 1, 2026 through December 31, 2026	$3,073
January 1, 2027 through December 31, 2027	5,797
January 1, 2028 through December 31, 2028	5,332
January 1, 2029 through December 31, 2029	4,511
January 1, 2030 through December 31, 2030	3,119
January 1, 2031 and Thereafter	6,383
Total Future Minimum Lease Payments	28,215
Less Imputed Interest	(3,002)
Present Value of Lease Liabilities	$25,213
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the normal course of business, the Bank has made commitments to extend credit of approximately $2.0 billion and $1.7 billion at June 30, 2026, and December 31, 2025, respectively, and standby and commercial letters of credit of approximately $29.8 million and $51.2 million at June 30, 2026 and December 31, 2025, respectively. As discussed in Note 5, we have a reserve for unfunded loan commitments of $5.4 million and $4.2 million at June 30, 2026 and December 31, 2025, respectively.
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.
Note 10– Customer-Initiated Derivatives
The Company enters into derivative instruments to meet the needs of its customers through the execution of customer-initiated derivatives (swaps and caps and floors). These financial instruments involve elements of market and credit risk. Market and credit risk are included in the determination of fair value. Market risk is the potential loss that may result from movements in interest rates that cause an unfavorable change in the value of a financial instrument. Market risk in interest rate contracts executed on behalf of customers is mitigated by taking offsetting positions. Credit risk is the possible loss that may occur in the event of default by the counterparty to a financial instrument. The Company manages credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, utilizing a similar approval process used for its lending activities. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. The Company has quantified the credit risk as not significant as of June 30, 2026.
Income primarily results from the spread between the customer derivative and the offsetting dealer position. For the six months ended June 30, 2026, the Company recognized $1.9 million swap fee income.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2026
(Dollars in thousands)	Notional / Contract Amount	Gross Derivative Assets	Gross Derivative Liabilities
Customer-initiated and other activities:
Interest rate contracts:
Caps and floors written	$49,839	$2,736	$—
Caps and floors purchased	49,839	—	2,736
Swaps	980,167	—	—
Total interest rate contracts	$1,079,845	$2,736	$2,736

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2026, and December 31, 2025.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Available for Sale:
U.S. Treasury Securities	$22,387	$—	$22,387	$—
U.S. Government Agency Securities	9,952	—	9,952	—
Corporate Securities	85,567	—	77,002	8,565
Mortgage-Backed Securities	671,357	—	671,357	—
Municipal Securities	251,870	—	231,547	20,323
Loans Held for Sale	2,838	—	2,838	—
Interest Rate Swaps	2,736	—	2,736	—
Total assets at fair value	$1,046,707	$—	$1,017,819	$28,888
Interest Rate Swaps	$2,736	$—	$2,736	$—
Total liabilities at fair value	$2,736	$—	$2,736	$—

December 31, 2025
Available for Sale:
U.S. Treasury Securities	$17,278	$—	$17,278	$—
U.S. Government Agency Securities	9,874	—	9,874	—
Corporate Securities	37,062	—	28,541	8,521
Mortgage-Backed Securities	650,091	—	650,091	—
Municipal Securities	274,924	—	251,477	23,447
Loans Held for Sale	1,094	—	1,094	—
Interest Rate Swaps	8,023	—	8,023	—
Total assets at fair value	$998,346	$—	$966,378	$31,968
Interest Rate Swaps	$8,023	$—	$8,023	$—
Total liabilities at fair value	$8,023	$—	$8,023	$—
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of June 30, 2026, and December 31, 2025.

(Dollars in thousands)	Municipal Securities	Corporate Securities
Balance at December 31, 2024	$24,717	$12,500
Unrealized Gains Included in Other Comprehensive Loss	2,458	21
Maturities, Prepayments, and Calls	(3,728)	—
Transfers Out of Level 3	—	(4,000)
Balance at December 31, 2025	23,447	8,521
Unrealized Gains Included in Other Comprehensive Loss	193	44
Maturities, Prepayments, and Calls	(3,317)	—
Balance at June 30, 2026	$20,323	$8,565
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2026.

(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Discounts
June 30, 2026
Municipal Securities	$20,323	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	8,565	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Individually Evaluated Loans	$16,763	$—	$—	$16,763
Other Nonperforming Assets	25,109	—	—	25,109
Total	$41,872	$—	$—	$41,872

December 31, 2025
Assets:
Individually Evaluated Loans	$14,083	$—	$—	$14,083
Other Nonperforming Assets	13,013	—	—	13,013
Total	$27,096	$—	$—	$27,096
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
The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2026, and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial Assets:
Cash and Short-Term Investments	$671,139	$671,139	$671,139	$—	$—
Securities Purchased Under Agreements to Resell	30,702	30,702	—	30,702	—
Securities	1,041,133	1,041,133	—	1,012,245	28,888
Loans Held for Sale	2,838	2,838	—	2,838	—
Loans - Net	6,596,989	6,574,508	—	—	6,574,508
Cash Value of BOLI	139,169	139,169	—	139,169	—
Other Equity Securities	51,302	51,302	—	—	51,302
Interest Rate Swaps	2,736	2,736	—	2,736	—
Total	$8,536,008	$8,513,527	$671,139	$1,187,690	$6,654,698

Financial Liabilities:
Deposits	$7,235,556	$7,228,839	$—	$—	$7,228,839
Borrowings	590,864	586,281	—	586,281	—
Interest Rate Swaps	2,736	2,736	—	2,736	—
Total	$7,829,156	$7,817,856	$—	$589,017	$7,228,839

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash and Short-Term Investments	$583,568	$583,568	$583,568	$—	$—
Securities Purchased Under Agreements to Resell	25,587	25,587	—	25,587	—
Securities	989,229	989,229	—	957,261	31,968
Loans Held for Sale	1,094	1,094	—	1,094	—
Loans - Net	6,135,531	6,116,333	—	—	6,116,333
Cash Value of BOLI	120,292	120,292	—	120,292	—
Other Equity Securities	49,342	49,342	—	—	49,342
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,912,666	$7,893,468	$583,568	$1,112,257	$6,197,643

Financial Liabilities:
Deposits	$6,698,590	$6,698,181	$—	$—	$6,698,181
Borrowings	551,352	554,309	—	554,309	—
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,257,965	$7,260,513	$—	$562,332	$6,698,181

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2025 to June 30, 2026, and its results of operations for the three and six months ended June 30, 2026. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of June 30, 2026, we had total assets of $8.9 billion, total loans of $6.7 billion, total deposits of $7.2 billion, and total shareholders’ equity of $1.0 billion.
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
Technology Partnership with Covecta
On February 17, 2026, we announced a strategic partnership with Covecta, to deploy agentic AI across the bank's day to day workflows. The collaboration focuses on streamlining and automating repeatable, policy-driven activities across core deposit and loan operational processes, reducing manual effort and operational friction so that teams can devote more time towards higher value-adding work including analysis, exception handling and customer engagement.
Private Placement of Subordinated Notes
On April 2, 2026, we completed an $85.0 million private placement of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The subordinated notes were issued to certain qualified institutional and accredited investors. The notes bear interest at an annual rate of 6.50% until March 30, 2031, and then will reset quarterly to the then current three-month Secured Overnight Financing Rate plus 300 basis points. The proceeds from the sale of these subordinated notes were utilized to redeem $66.9 million in outstanding subordinated notes, to provide additional capital support to b1BANK, to support growth, to better position the Company to take advantage of strategic opportunities that may arise from time to time, to repay other existing borrowings, and for other general corporate purposes.
Acquisition of American Planning Corporation (“APC”)
On June 29, 2026, we consummated the acquisition of APC, a financial consulting firm, for $6.8 million, of which $2.6 million was paid in cash and $4.3 million was paid in the form of subordinated debt. As part of the transaction, we recorded a customer intangible of $4.9 million, to be amortized over a 10-year period and $1.9 million in goodwill. The APC acquisition will expand the advisory platform of b1BANK’s subsidiary, Smith Shellnut Wilson, LLC (“SSW”).
Financial Highlights
The financial highlights as of and for the six months ended June 30, 2026, include:
•Total assets of $8.9 billion, a $688.8 million, or 8.4%, increase from December 31, 2025.
•Total loans held for investment of $6.7 billion, a $470.0 million, or 7.6%, increase from December 31, 2025.
•Total deposits of $7.2 billion, a $537.0 million, or 8.0%, increase from December 31, 2025.
•Net income available to common shareholders of $45.0 million for the six months ended June 30, 2026, a $5.1 million, or 12.7%, increase from the six months ended June 30, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Net interest income of $153.0 million for the six months ended June 30, 2026, an increase of $20.0 million, or 15.0%, from the six months ended June 30, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Allowance for credit losses of 1.02% of total loans held for investment, compared to 0.94% as of December 31, 2025, and a ratio of nonperforming loans to total loans held for investment of 1.26%, compared to 1.24% as of December 31, 2025.
•Earnings per common share for the first six months of 2026 of $1.38 per basic common share and $1.37 diluted common share, compared to $1.36 per basic common share and $1.35 diluted common share for the first six months of 2025.
•Return on average assets of 1.02% over the first six months of 2026, compared to 1.04% for the first six months of 2025.
•Return on average common equity of 9.80% over the first six months of 2026, compared to 10.68% for the first six months of 2025.

•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.11%, 10.38%, 11.43% and 13.77%, respectively, compared to 10.08%, 9.94%, 11.00% and 12.93% at December 31, 2025.
•Book value per common share of $28.79, an increase of 3.0% from $27.95 at December 31, 2025.
Results of Operations for the Three and Six Months Ended June 30, 2026, and 2025
Performance Summary
For the three months ended June 30, 2026, net income available to common shareholders was $22.8 million, or $0.70 per basic and diluted common share, compared to net income available to common shareholders of $20.8 million, or $0.70 per basic and diluted common share, for the three months ended June 30, 2025. Return on average assets, on an annualized basis, decreased to 1.03% for the three months ended June 30, 2026, from 1.07% for the three months ended June 30, 2025. Return on average common equity, on an annualized basis, decreased to 9.83% for the three months ended June 30, 2026, as compared to 10.87% for the three months ended June 30, 2025.
For the six months ended June 30, 2026, net income available to common shareholders was $45.0 million, or $1.38 per basic common share and $1.37 per diluted common share, compared to net income available to common shareholders of $39.9 million, or $1.36 per basic common share and $1.35 per diluted common share, for the six months ended June 30, 2025. Return on average assets, on an annualized basis, decreased to 1.02% for the six months ended June 30, 2026, from 1.04% for the six months ended June 30, 2025. Return on average common equity, on an annualized basis, decreased to 9.80% for the six months ended June 30, 2026, as compared to 10.68% for the six months ended June 30, 2025.
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
For the three months ended June 30, 2026, net interest income totaled $77.8 million, and net interest margin and net interest spread were 3.73% and 2.99%, respectively, compared to $67.0 million, 3.68%, and 2.88%, respectively, for the three months ended June 30, 2025. The average yield on the loan portfolio was 6.63% for the three months ended June 30, 2026, compared to 6.96% for the three months ended June 30, 2025, and the average yield on total interest-earning assets was 6.02% for the three months ended June 30, 2026, compared to 6.31% for the three months ended June 30, 2025. For the three months ended June 30, 2026, overall cost of funds (which includes noninterest-bearing deposits) decreased 34 basis points compared to the three months ended June 30, 2025.
For the six months ended June 30, 2026, net interest income totaled $153.0 million, and net interest margin and net interest spread were 3.69% and 2.95%, respectively, compared to $133.0 million, 3.68%, and 2.90%, respectively, for the six months ended June 30, 2025. The average yield on the loan portfolio was 6.62% for the six months ended June 30, 2026, compared to 6.98% for the six months ended June 30, 2025, and the average yield on total interest-earning assets was 5.99% for the six months ended June 30, 2026, compared to 6.33% for the six months ended June 30, 2025. For the six months ended June 30, 2026, overall cost of funds (which includes noninterest-bearing deposits) decreased 35 basis points compared to the six months ended June 30, 2025.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and six months ended June 30, 2026, and 2025, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the table as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the tables below, and throughout this report, are daily averages.

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands) (Unaudited)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
Assets
Interest-earning assets:
Total loans	$6,757,776	$111,780	6.63%	$5,995,490	$104,028	6.96%
Securities	1,068,191	9,104	3.42	937,099	6,906	2.96
Securities purchased under agreements to resell	30,683	335	4.38	31,172	401	5.16
Interest-bearing deposits in other banks	509,177	4,431	3.49	336,138	3,515	4.19
Total interest-earning assets	8,365,827	125,650	6.02	7,299,899	114,850	6.31
Allowance for loan losses	(63,280)			(56,934)
Noninterest-earning assets	614,407			548,406
Total assets	$8,916,954	$125,650		$7,791,371	$114,850
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,739,241	$41,251	2.88%	$5,029,981	$41,546	3.31%
Subordinated debt	112,252	1,778	6.35	92,682	1,235	5.34
Subordinated debt - trust preferred securities	9,670	178	7.40	5,000	100	8.02
Advances from FHLB	441,012	4,457	4.05	447,271	4,793	4.30
Other borrowings	22,206	142	2.58	20,514	134	2.62
Total interest-bearing liabilities	6,324,381	47,806	3.03	5,595,448	47,808	3.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,518,400			1,292,262
Other liabilities	71,223			65,847
Total noninterest-bearing liabilities	1,589,623			1,358,109
Shareholders' equity:
Common shareholders' equity	931,020			765,884
Preferred equity	71,930			71,930
Total shareholders' equity	1,002,950			837,814
Total liabilities and shareholders' equity	$8,916,954			$7,791,371
Net interest rate spread (1)			2.99%			2.88%
Net interest income		$77,844			$67,042
Net interest margin (2)			3.73%			3.68%
Overall cost of funds			2.44%			2.78%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands) (Unaudited)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
Assets
Interest-earning assets:
Total loans	$6,728,183	$220,926	6.62%	$5,983,870	$207,020	6.98%
Securities	1,066,827	17,566	3.32	930,930	13,520	2.93
Securities purchased under agreements to resell	28,681	637	4.48	40,950	1,052	5.18
Interest-bearing deposits in other banks	533,687	9,015	3.41	326,000	6,951	4.30
Total interest-earning assets	8,357,378	248,144	5.99	7,281,750	228,543	6.33
Allowance for loan losses	(61,924)			(55,829)
Noninterest-earning assets	609,797			545,367
Total assets	$8,905,251	$248,144		$7,771,288	$228,543
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,811,348	$84,009	2.92%	$5,085,431	$83,985	3.33%
Subordinated debt	102,263	2,998	5.91	94,954	2,497	5.30
Subordinated debt - trust preferred securities	10,665	332	6.27	5,000	199	8.03
Advances from FHLB	369,696	7,495	4.09	404,917	8,589	4.28
Other borrowings	21,124	271	2.59	19,424	248	2.57
Total interest-bearing liabilities	6,315,096	95,105	3.04	5,609,726	95,518	3.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,519,818			1,268,659
Other liabilities	71,854			66,503
Total noninterest-bearing liabilities	1,591,672			1,335,162
Shareholders' equity:
Common shareholders' equity	926,553			754,470
Preferred equity	71,930			71,930
Total shareholders' equity	998,483			826,400
Total liabilities and shareholders' equity	$8,905,251			$7,771,288
Net interest rate spread (1)			2.95%			2.90%
Net interest income		$153,039			$133,025
Net interest margin (2)			3.69%			3.68%
Overall cost of funds			2.45%			2.80%
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

	For the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
	Increase (Decrease) due to change in
(Dollars in thousands) (Unaudited)	Volume	Rate	Total
Interest-earning assets:
Total loans	$12,609	$(4,857)	$7,752
Securities	1,117	1,081	2,198
Securities purchased under agreements to resell	(5)	(61)	(66)
Interest-bearing deposits in other banks	1,506	(590)	916
Total increase (decrease) in interest income	$15,227	$(4,427)	$10,800
Interest-bearing liabilities:
Interest-bearing deposits	$5,098	$(5,393)	$(295)
Subordinated debt	310	233	543
Subordinated debt - trust preferred securities	86	(8)	78
Advances from FHLB	(63)	(273)	(336)
Other borrowings	11	(3)	8
Total increase (decrease) in interest expense	$5,442	$(5,444)	$(2)
Increase in net interest income	$9,785	$1,017	$10,802

	For the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
	Increase (Decrease) due to change in
(Dollars in thousands) (Unaudited)	Volume	Rate	Total
Interest-earning assets:
Total loans	$24,440	$(10,534)	$13,906
Securities	2,238	1,808	4,046
Securities purchased under agreements to resell	(272)	(143)	(415)
Interest-bearing deposits in other banks	3,508	(1,444)	2,064
Total increase (decrease) in interest income	$29,914	$(10,313)	$19,601
Interest-bearing liabilities:
Interest-bearing deposits	$10,494	$(10,470)	$24
Subordinated debt	214	287	501
Subordinated debt - trust preferred securities	176	(43)	133
Advances from FHLB	(714)	(380)	(1,094)
Other borrowings	22	1	23
Total increase (decrease) in interest expense	$10,192	$(10,605)	$(413)
Increase in net interest income	$19,722	$292	$20,014
Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $2.0 million for the three months ended June 30, 2026, and $2.2 million for the same period in 2025. For the six months ended June 30, 2026, and 2025, the provision for credit losses was $4.3 million and $5.0 million, respectively. The lower provision for the three and six months ended June 30, 2026, compared to the same period in 2025 is primarily the result of higher specific reserve estimates during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2026.
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

	For the Three Months Ended June 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,197	$2,633	$564
Debit card and ATM fee income	2,415	1,958	457
Cash value of life insurance income	902	758	144
Gain on sales of loans	1,583	781	802
Loss on sales of investment securities	(6)	(47)	41
Fees and brokerage commissions	2,387	1,980	407
Gain on sale of banking center	—	3,360	(3,360)
Gain on extinguishment/redemption of debt	545	—	545
Swap fee income	385	808	(423)
Pass-through income (loss) from other investments	14	(246)	260
Other	2,545	2,430	115
Total noninterest income	$13,967	$14,415	$(448)

	For the Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$6,339	$5,493	$846
Debit card and ATM fee income	4,721	3,816	905
Cash value of life insurance income	1,733	1,566	167
Gain on sales of loans	2,924	2,037	887
Gain (loss) on sales of investment securities	74	(48)	122
Fees and brokerage commissions	4,648	4,128	520
Gain on sale of banking center	—	3,360	(3,360)
Gain on extinguishment/redemption of debt	545	630	(85)
Swap fee income	1,922	1,547	375
Pass-through income from other investments	149	505	(356)
Other	4,962	4,607	355
Total noninterest income	$28,017	$27,641	$376

Total noninterest income decreased $448,000, or 3.1%, from the three months ended June 30, 2025, mainly attributable to the gain of $3.4 million from the sale of our Kaplan banking center in 2025 and a $423,000 decrease in swap fee income, compared to the three months ended June 30, 2025.
Total noninterest income increased $376,000, or 1.4%, from the six months ended June 30, 2025, mainly attributable to an increase in service charges on deposit accounts of $846,000, or 15.4%, an increase in the gain on sales of loans of $887,000, or 43.5%, an increase in debit card and ATM fee income of $905,000, or 23.7%, and the acquisition of Progressive. This is offset by the gain on the sale of our Kaplan banking center in 2025 in the quarter ended June 30, 2025.
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
The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Salaries and employee benefits	$33,120	$28,317	$4,803
Non-staff expenses:
Occupancy and equipment expense	8,279	7,162	1,117
Advertising and promotions	2,606	1,088	1,518
Communications	638	590	48
Ad valorem shares tax	977	1,125	(148)
Data processing	3,317	5,321	(2,004)
Directors' fees	247	193	54
Insurance	432	435	(3)
Legal and professional fees	1,661	1,093	568
Office supplies and printing	278	300	(22)
Regulatory assessments	1,534	933	601
Merger and conversion related expenses	303	210	93
Other	6,133	4,439	1,694
Total noninterest expense	$59,525	$51,206	$8,319

	For the Six Months Ended June 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Salaries and employee benefits	$66,159	$57,814	$8,345
Non-staff expenses:
Occupancy and equipment expense	16,401	14,518	1,883
Advertising and promotions	4,114	2,379	1,735
Communications	1,290	1,181	109
Ad valorem shares tax	1,955	2,250	(295)
Data processing	7,029	8,557	(1,528)
Directors' fees	507	472	35
Insurance	843	839	4
Legal and professional fees	2,746	2,106	640
Office supplies and printing	591	611	(20)
Regulatory assessments	2,518	2,190	328
Merger and conversion related expenses	1,680	460	1,220
Other	11,163	8,407	2,756
Total noninterest expense	$116,996	$101,784	$15,212
Total noninterest expense increased $8.3 million, or 16.2%, from the three months ended June 30, 2025, primarily attributed to an increase in salaries and employee benefits of $4.8 million, or 17.0%, an increase in occupancy and equipment of $1.1 million, or 15.6%, and an increase in advertising and promotions of $1.5 million, or 139.5% , which were partially offset by a reduction in data processing fees of $2.0 million, or 37.7%. The increases were largely attributable to the acquisition of Progressive.
Total noninterest expense increased $15.2 million, or 14.9%, from the six months ended June 30, 2025, primarily attributed to the increase in salaries and employee benefits of $8.3 million, or 14.4%, an increase in occupancy and equipment of $1.9 million, or 13.0%, an increase in advertising and promotions of $1.7 million, or 72.9%,and an increase in merger and conversion related expenses of $1.2 million, or 265.2%, which were partially offset by a reduction in data processing fees of $1.5 million, or 17.9%. The increases were largely attributable to the acquisition of Progressive.
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
For the three months ended June 30, 2026, income tax expense totaled $6.1 million, an increase of $197,000, or 3.3%, compared to $5.9 million for the same period in 2025. Our effective tax rates for the three months ended June 30, 2026, and 2025 were 20.2% and 21.1%, respectively.
For the six months ended June 30, 2026, income tax expense totaled $12.1 million, an increase of $853,000, or 7.6%, compared to $11.2 million for the same period in 2025. Our effective tax rates for the six months ended June 30, 2026, and 2025 were 20.2% and 20.8%, respectively.
Financial Condition
Our total assets increased $688.8 million, or 8.4%, from December 31, 2025, to June 30, 2026, primarily due to the acquisition of Progressive.

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
As of June 30, 2026, total loans, excluding mortgage loans held for sale, were $6.7 billion, a $470.0 million increase, or 7.6%, compared to $6.2 billion as of December 31, 2025. Additionally, $2.8 million, and $1.1 million in loans were classified as loans held for sale as of June 30, 2026, and December 31, 2025, respectively.
In June 2026, we sold $100.3 million in loans that were acquired from Progressive, including $55.3 million of residential mortgages and $45.0 million commercial real estate loans. As part of the sale, we will retain the servicing of these loans.
Total loans held for investment as a percentage of total deposits were 92.0% and 92.4% as of June 30, 2026, and December 31, 2025, respectively. Total loans held for investment as a percentage of total assets were 74.8% and 75.3% as of June 30, 2026, and December 31, 2025, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated.

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial
Real estate rental and leasing	$1,593,963	23.9%	$1,456,484	23.5%
Accommodation and food services	267,833	4.0	247,951	4.0
Other services (except public administration)	148,969	2.2	160,548	2.6
Health care and social assistance	133,889	2.0	121,850	2.0
Finance and insurance	89,073	1.3	84,592	1.4
Construction	76,534	1.2	63,931	1.0
Manufacturing	65,987	1.0	73,369	1.2
Agriculture, forestry, fishing and hunting	65,474	1.0	42,730	0.7
Transportation and warehousing	19,081	0.3	22,070	0.4
Other	363,212	5.5	337,754	5.4
Total Commercial	2,824,015	42.4	2,611,279	42.2
Construction	693,477	10.4	639,069	10.3
Residential	1,079,018	16.2	944,065	15.3
Total Real Estate Loans	4,596,510	69.0	4,194,413	67.8
Commercial	1,988,696	29.9	1,921,833	31.0
Consumer and Other	74,241	1.1	73,244	1.2
Total loans held for investment	$6,659,447	100.0%	$6,189,490	100.0%

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate loans:
Dallas Region	$719,186	25.4%	$720,436	27.6%
New Orleans Region	519,532	18.4	505,447	19.3
North Louisiana Region	707,843	25.1	454,909	17.4
Capitol Region	303,423	10.7	323,420	12.4
Houston Region	182,755	6.5	240,422	9.2
Southwest Louisiana Region	307,427	10.9	280,889	10.8
Bayou Region	83,849	3.0	85,756	3.3
Total commercial real estate loans	$2,824,015	100.0%	$2,611,279	100.0%
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
Real Estate: Commercial loans increased $212.7 million, or 8.1%, to $2.8 billion as of June 30, 2026, from $2.6 billion as of December 31, 2025.
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
Real Estate: Construction loans increased $54.4 million, or 8.5%, to $693.5 million as of June 30, 2026, from $639.1 million as of December 31, 2025.
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
Real Estate: Residential loans increased $135.0 million, or 14.3%, to $1.1 billion as of June 30, 2026, from $944.1 million as of December 31, 2025.
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

Commercial loans increased $66.9 million, or 3.5%, to $2.0 billion as of June 30, 2026, from $1.9 billion as of December 31, 2025.
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
Consumer and other loans increased $1.0 million, or 1.4%, to $74.2 million as of June 30, 2026, from $73.2 million as of December 31, 2025.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of June 30, 2026
(Dollars in thousands) (Unaudited)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Real Estate Loans:
Commercial	$703,658	$1,621,291	$447,857	$51,209	$2,824,015
Construction	300,811	279,482	83,170	30,014	693,477
Residential	224,775	482,902	207,062	164,279	1,079,018
Total Real Estate Loans	1,229,244	2,383,675	738,089	245,502	4,596,510
Commercial	898,993	848,899	228,305	12,499	1,988,696
Consumer and Other	42,468	24,782	6,847	144	74,241
Total loans held for investment	$2,170,705	$3,257,356	$973,241	$258,145	$6,659,447

Total fixed rate loans	$908,763	$1,736,688	$501,242	$52,975	$3,199,668
Total floating rate loans	1,261,942	1,520,668	471,999	205,170	3,459,779
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
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and the timely resolution of problem assets. We had $109.2 million and $89.7 million in nonperforming assets as of June 30, 2026, and December 31, 2025, respectively. We had $84.1 million in nonperforming loans as of June 30, 2026, compared to $76.7 million as of December 31, 2025. The increase in nonperforming assets from December 31, 2025, to June 30, 2026, is primarily due to two commercial lending relationships. There was also a property in Texas we foreclosed on during the quarter ended March 31, 2026.

The following tables present information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans	$80,124	$74,471
Accruing loans 90 or more days past due	4,011	2,215
Total nonperforming loans	84,135	76,686
Other nonperforming assets	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	24,070	12,192
Residential real estate	1,039	821
Total other real estate owned	25,109	13,013
Total nonperforming assets	$109,244	$89,699
Ratio of nonperforming loans to total loans held for investment	1.26%	1.24%
Ratio of nonperforming assets to total assets	1.23	1.09
Ratio of nonaccrual loans to total loans held for investment	1.20	1.20

(Dollars in thousands)	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$20,583	$36,252
Construction	8,876	4,539
Residential	11,389	10,144
Total Real Estate Loans	40,848	50,935
Commercial	39,168	23,370
Consumer and Other	108	166
Total	$80,124	$74,471
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
As of June 30, 2026, the allowance for credit losses totaled $67.8 million, or 1.02%, of total loans held for investment. As of December 31, 2025, the allowance for credit losses totaled $58.1 million, or 0.94%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

(Dollars in thousands)	As of and For the Six Months Ended June 30, 2026 (Unaudited)	As of and For the Year Ended December 31, 2025
Average loans outstanding	$6,728,183	$6,023,214
Gross loans held for investment outstanding end of period	$6,659,447	$6,189,490
Allowance for credit losses at beginning of period	$58,136	$58,528
Adjustment for Progressive purchased credit deterioration loans	9,264	—
Provision for credit losses	4,269	11,318
Charge-offs:
Real Estate:
Commercial	1,057	4,116
Construction	—	20
Residential	27	242
Total Real Estate	1,084	4,378
Commercial	2,459	6,768
Consumer and other	769	1,991
Total charge-offs	4,312	13,137
Recoveries:
Real Estate:
Commercial	6	30
Construction	4	211
Residential	60	33
Total Real Estate	70	274
Commercial	299	839
Consumer and other	105	314
Total recoveries	474	1,427
Net charge-offs	3,838	11,710
Allowance for credit losses at end of period	$67,831	$58,136
Ratio of allowance for credit losses to end of period loans held for investment	1.02%	0.94%
Ratio of net charge-offs to average loans	0.06	0.19
Ratio of allowance for credit losses to nonaccrual loans	84.66	78.07

	As of and For the Six Months Ended June 30, 2026 (Unaudited)		As of and For the Year Ended December 31, 2025		As of and For the Six Months Ended June 30, 2025 (Unaudited)
(Dollars in thousands)	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
Real estate:
Commercial	$1,051	0.02%	$4,086	0.07%	$256	0.00%
Construction	(4)	0.00	(191)	0.00	(78)	0.00
Residential	(33)	0.00	209	0.00	227	0.00
Total Real Estate Loans	1,014	0.02	4,104	0.07	405	0.00
Commercial	2,160	0.03	5,929	0.10	481	0.01
Consumer and Other	664	0.01	1,677	0.02	913	0.02
Total net charge-offs	$3,838	0.06%	$11,710	0.19%	$1,799	0.03%

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

	As of June 30, 2026 (Unaudited)		As of December 31, 2025		As of June 30, 2025 (Unaudited)
(Dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Real estate:
Commercial	$21,907	32.3%	$23,806	40.9%	$23,583	38.2%
Construction	5,042	7.4	4,416	7.6	7,086	11.4
Residential	9,353	13.8	7,732	13.3	8,462	13.7
Total real estate	36,302	53.5	35,954	61.8	39,131	63.3
Commercial	30,680	45.2	21,618	37.2	22,097	35.8
Consumer and Other	849	1.3	564	1.0	538	0.9
Total allowance for credit losses	$67,831	100.0%	$58,136	100.0%	$61,766	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of June 30, 2026, the carrying amount of investment securities totaled $1.0 billion, an increase of $51.9 million, or 5.2%, compared to $989.2 million as of December 31, 2025. The increase was primarily due to the acquisition of Progressive. Securities represented 11.7% and 12.0% of total assets as of June 30, 2026, and December 31, 2025, respectively.
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

	As of June 30, 2026
(Dollars in thousands) (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$22,627	$—	$240	$22,387
U.S. government agencies	10,022	—	70	9,952
Corporate bonds	87,029	262	1,724	85,567
Mortgage-backed securities	698,832	1,564	29,039	671,357
Municipal securities	268,040	190	16,360	251,870
Total	$1,086,550	$2,016	$47,433	$1,041,133

	As of December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$17,571	$—	$293	$17,278
U.S. government agencies	10,070	—	196	9,874
Corporate bonds	38,324	377	1,639	37,062
Mortgage-backed securities	674,211	3,153	27,273	650,091
Municipal securities	291,256	536	16,868	274,924
Total	$1,031,432	$4,066	$46,269	$989,229
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of June 30, 2026.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both June 30, 2026 and December 31, 2025, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.
As of June 30, 2026, and December 31, 2025, the Company held other equity securities of $51.3 million and $49.3 million, respectively, comprised mainly of FHLB stock, SBICs and Fintech fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2026, were $7.2 billion, an increase of $537.0 million, or 8.0%, compared to $6.7 billion as of December 31, 2025. Total uninsured deposits were $3.4 billion, or 46.9%, of total deposits as of June 30, 2026 compared to $2.9 billion, or 43.2%, of total deposits as of December 31, 2025. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.
Noninterest-bearing deposits as of June 30, 2026, were $1.6 billion, compared to $1.3 billion as of December 31, 2025, an increase of $261.5 million, or 19.8%.
Average deposits for the six months ended June 30, 2026, were $7.3 billion, an increase of $900.5 million, or 14.0%, over the full year average for the year ended December 31, 2025, of $6.4 billion. The increase was largely attributable to the impact of the acquisition of Progressive on January 1, 2026. The average rate paid on total interest-bearing deposits decreased over this period from 3.29% for the year ended December 31, 2025, to 2.92% for the six months ended June 30, 2026. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.31% for the six months ended June 30, 2026, compared to 2.63% for the year ended December 31, 2025.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Six Months Ended June 30, 2026 (Unaudited)		For the Year Ended December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$878,569	2.26%	$807,107	2.54%
Negotiable order of withdrawal ("NOW") accounts	400,881	2.06	303,167	2.51
Limited access money market accounts and savings	3,143,222	2.86	2,601,497	3.24
Certificates and other time deposits > $250k	763,952	3.92	783,326	4.19
Certificates and other time deposits < $250k	624,724	3.43	639,425	3.70
Total interest-bearing deposits	5,811,348	2.92	5,134,522	3.29
Noninterest-bearing demand accounts	1,519,818	—	1,296,162	—
Total deposits	$7,331,166	2.31%	$6,430,684	2.63%
The ratio of average noninterest-bearing deposits to average total deposits for the six months ended June 30, 2026, and the year ended December 31, 2025, was 20.7% and 20.2%, respectively.
Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks and limits as of June 30, 2026:

(Dollars in thousands)	Fed Funds Purchase Limits
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at both June 30, 2026 and December 31, 2025.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2026, and the year ended December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of June 30, 2026, and December 31, 2025, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at June 30, 2026, and December 31, 2025. We had an additional $1.5 billion and $1.2 billion of availability through the FHLB as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, we had $1.0 billion and $967.3 million, respectively, of availability through the Federal Reserve Discount Window.
As of June 30, 2026, we had outstanding $2.0 billion in commitments to extend credit and $29.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had outstanding $1.7 billion in commitments to extend credit and $51.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of June 30, 2026, and December 31, 2025 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $701.8 million and $609.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $1.0 billion as of June 30, 2026, compared to $896.9 million as of December 31, 2025, an increase of $111.7 million, or 12.5%. This increase was primarily due to the acquisition of Progressive of $83.4 million and net income of $47.7 million, offset with other comprehensive losses of $2.5 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, repurchased shares of $7.6 million and dividends paid on preferred stock and common stock of $12.5 million.
On July 23, 2026, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of August 15, 2026. The dividend is to be paid on August 31, 2026, or as soon as practicable thereafter.
On July 23, 2026, our Board declared a quarterly dividend based upon our financial performance for the three months ended June 30, 2026, in the amount of $0.15 per common share to the common shareholders of record as of August 15, 2026. The dividend is to be paid on August 31, 2026, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of June 30, 2026, and December 31, 2025, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Business First
Total capital (to risk weighted assets)	$1,070,669	13.77%	$939,331	12.93%
Tier 1 capital (to risk weighted assets)	888,588	11.43	799,527	11.00
Common Equity Tier 1 capital (to risk weighted assets)	806,980	10.38	722,597	9.94
Tier 1 Leverage capital (to average assets)	888,588	10.11	799,527	10.08

b1BANK
Total capital (to risk weighted assets)	$1,025,514	13.20%	$930,600	12.82%
Tier 1 capital (to risk weighted assets)	957,683	12.33	872,464	12.02
Common Equity Tier 1 capital (to risk weighted assets)	957,683	12.33	872,464	12.02
Tier 1 Leverage capital (to average assets)	957,683	10.91	872,464	11.01
FHLB Advances
Advances from the FHLB totaled approximately $442.5 million and $431.2 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.04% and 4.02%, respectively, and mature within ten years.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of June 30, 2026, and December 31, 2025 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $442.5 million and $431.2 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.04% and 4.02%, respectively, and mature within ten years. Subordinated debt totaled $114.3 million and $92.5 million at June 30, 2026 and December 31, 2025, respectively, including premium. During the second quarter of 2026, we completed an $85.0 million private placement of subordinated debt with a fixed rate of 6.50% through March 30, 2031, and a floating rate, based on a benchmark rate plus 300 basis points, thereafter through maturity in 2036. Of this subordinated debt, $25.0 million bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. During the six months ended June 30, 2026, we redeemed $66.9 million in outstanding subordinated notes including the recognition of a $545,000 gain. As part of the APC acquisition, we issued $4.3 million of subordinated notes with a fixed rate of 6.50% through June 30, 2031, and a floating rate, based on a benchmark rate plus 300 basis points, thereafter through maturity in 2036. We acquired two additional trust preferred securities as part of the Progressive acquisition totaling $5.2 million. Of the trust preferred securities, $4.0 million bears an adjustable interest rate plus 1.45%, based on a benchmark rate, adjusting quarterly, until maturity on December 15, 2037, and $1.2 million bears an adjustable rate plus 3.58%, based on a benchmark rate, adjusting quarterly, until maturity on July 31, 2031. As part of valuing these two trust preferred securities from Progressive, we incurred a fair value adjustment of $555,000 and will amortize this over 12 years, with $532,000 remaining at June 30, 2026.

	As of June 30, 2026
(Dollars in thousands) (Unaudited)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$5,961	$10,704	$6,534	$5,016	$28,215
Time deposits	1,052,954	237,331	7,533	—	1,297,818
Subordinated debt	—	—	—	114,250	114,250
Advances from FHLB	265,102	100,680	26,712	50,000	442,494
Subordinated debt - trust preferred securities	—	—	—	10,210	10,210
Securities sold under agreements to repurchase	24,442	—	—	—	24,442
Standby and commercial letters of credit	27,477	2,324	46	—	29,847
Commitments to extend credit	1,319,243	523,065	95,826	84,767	2,022,901
Total	$2,695,179	$874,104	$136,651	$264,243	$3,970,177

	As of December 31, 2025
(Dollars in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$5,896	$10,510	$7,382	$6,383	$30,171
Time deposits	1,170,413	227,926	9,106	—	1,407,445
Subordinated debt	—	17,500	—	74,427	91,927
Advances from FHLB	256,200	100,000	25,000	50,000	431,200
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	22,622	—	—	—	22,622
Standby and commercial letters of credit	47,671	3,486	86	—	51,243
Commitments to extend credit	1,121,371	405,515	97,958	71,259	1,696,103
Total	$2,624,173	$764,937	$139,532	$207,069	$3,735,711
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	10.98%	2.55%	7.81%	(3.73%)
+200	7.46	2.04	5.31	(2.36)
+100	3.76	1.33	2.69	(1.03)
Base	—	—	—	—
-100	(3.71)	(1.04)	(2.62)	0.89
-200	(7.30)	(2.79)	(5.09)	1.23
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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended June 30, 2026, was $23.3 million, or $0.71 per diluted common share, compared to core net income available to common shareholders of $19.5 million, or $0.66 per diluted common share, for the three months ended June 30, 2025. Notable noncore events impacting earnings for the three months ended June 30, 2026, included a gain on the redemption of debt of $545,000, offset by acquisition-related expenses of $1.2 million, compared to a $3.4 million gain on the sale of a branch, offset by $570,000 in acquisition-related expenses and core conversion expenses of $1.0 million for the same period in 2025.
Core net income available to common shareholders, which excludes certain income and expenses, for the six months ended June 30, 2026, was $47.4 million, or $1.45 per diluted common share, compared to core net income available to common shareholders of $38.8 million, or $1.31 per diluted common share, for the six months ended June 30, 2025. Notable noncore events impacting earnings for the six months ended June 30, 2026, included a gain on the redemption of debt of $545,000, offset by acquisition-related expenses of $3.4 million, compared to a $155,000 gain on sale of former bank premises, $3.4 million gain on the sale of a branch, $630,000 gain on the extinguishment of debt, offset by $1.2 million in acquisition-related expenses and core conversion expenses of $1.2 million for the same period in 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Interest Income:
Interest income	$125,650	$114,850	$248,144	$228,543
Core interest income	125,650	114,850	248,144	228,543
Interest Expense:
Interest expense	47,806	47,808	95,105	95,518
Core interest expense	47,806	47,808	95,105	95,518
Provision for Credit Losses:
Provision for credit losses	1,991	2,225	4,269	5,037
Core provision expense	1,991	2,225	4,269	5,037
Other Income:
Other income	13,967	14,415	28,017	27,641
Gains on former bank premises and equipment	—	—	(28)	(155)
(Gains) losses on sale of securities	6	47	(74)	48
Gain on extinguishment/redemption of debt	(545)	—	(545)	(630)
Gain on branch sale	—	(3,360)	—	(3,360)
Core other income	13,428	11,102	27,370	23,544
Other Expense:
Other expense	59,525	51,206	116,996	101,784
Acquisition-related expenses (2)	(1,169)	(570)	(3,396)	(1,249)
Core conversion expenses	—	(1,008)	—	(1,224)
Core other expense	58,356	49,628	113,600	99,311
Pre-Tax Income:
Pre-tax income	30,295	28,026	59,791	53,845
Gains on former bank premises and equipment	—	—	(28)	(155)
(Gains) losses on sale of securities	6	47	(74)	48
Gain on extinguishment/redemption of debt	(545)	—	(545)	(630)
Gain on branch sale	—	(3,360)	—	(3,360)
Acquisition-related expenses (2)	1,169	570	3,396	1,249
Core conversion expenses	—	1,008	—	1,224
Core pre-tax income	30,925	26,291	62,540	52,221
(CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Provision for Income Taxes: (1)
Provision for income taxes	6,120	5,923	12,052	11,199
Tax on gains on former bank premises and equipment	—	—	(6)	(33)
Tax on (gains) losses on sale of securities	1	10	(16)	10
Tax on gain on extinguishment/redemption of debt	(115)	—	(115)	(133)
Tax on gain on branch sale	—	(833)	—	(833)
Tax on acquisition-related expenses (2)	239	103	558	246
Tax on core conversion expenses	—	213	—	259
Core provision for income taxes	6,245	5,416	12,473	10,715
Preferred Dividends
Preferred dividends	1,350	1,350	2,700	2,700
Core preferred dividends	1,350	1,350	2,700	2,700
Net Income Available to Common Shareholders:
Net income available to common shareholders	22,825	20,753	45,039	39,946
Gains on former bank premises and equipment, net of tax	—	—	(22)	(122)
(Gains) losses on sale of securities, net of tax	5	37	(58)	38
Gain on extinguishment/redemption of debt, net of tax	(430)	—	(430)	(497)
Gain on branch sale, net of tax	—	(2,527)	—	(2,527)
Acquisition-related expenses (2), net of tax	930	467	2,838	1,003
Core conversion expenses, net of tax	—	795	—	965
Core net income available to common shareholders	$23,330	$19,525	$47,367	$38,806
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.70	$0.70	$1.37	$1.35
Gains on former bank premises and equipment , net of tax	—	—	—	—
(Gains) losses on sale of securities, net of tax	—	—	—	—
Gain on extinguishment/redemption of debt, net of tax	(0.01)	—	(0.01)	(0.02)
Gain on branch sale, net of tax	—	(0.09)	—	(0.09)
Acquisition-related expenses (2), net of tax	0.02	0.02	0.09	0.04
Core conversion expenses, net of tax	—	0.03	—	0.03
Core diluted earnings per common share	$0.71	$0.66	$1.45	$1.31
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

(Dollars in thousands, except per share data) (Unaudited)	As of June 30, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$1,008,577	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	936,647	824,953
Adjustments:
Goodwill	(135,222)	(121,146)
Core deposit and customer intangibles	(33,267)	(14,497)
Total tangible common equity	$768,158	$689,310
Common shares outstanding (1)	32,535,659	29,510,668
Book value per common share (1)	$28.79	$27.95
Tangible book value per common share (1)	23.61	23.36
____________________________
(1)Excludes the dilutive effect, if any, of 193,229 and 149,240 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of June 30, 2026 and December 31, 2025, respectively.
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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

(Dollars in thousands, except per share data) (Unaudited)	As of June 30, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$1,008,577	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	936,647	824,953
Adjustments:
Goodwill	(135,222)	(121,146)
Core deposit and customer intangibles	(33,267)	(14,497)
Total tangible common equity	$768,158	$689,310
Tangible Assets
Total Assets	$8,903,506	$8,214,740
Adjustments:
Goodwill	(135,222)	(121,146)
Core deposit and customer intangibles	(33,267)	(14,497)
Total tangible assets	$8,735,017	$8,079,097
Common Equity to Total Assets	10.5%	10.0%
Tangible Common Equity to Tangible Assets	8.8	8.5

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that the information we are required to disclose in reports that are filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, including to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our, or any, system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this Report, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for December 31, 2025.
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
Business First repurchased 176,849 shares for $4.8 million under the 2025 stock repurchase program between April 1, 2026 and June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1 through April 30, 2026	10,000	$27.43	10,000	$23,245
May 1 through May 31, 2026	137,238	27.06	137,238	19,531
June 1 through June 30, 2026	29,611	27.86	29,611	18,706
Total	176,849	$27.22	176,849	$18,706
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.

(c)During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
____________
*Filed herewith.
**    This exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hereby duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS FIRST BANCSHARES, INC.

July 31, 2026	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

July 31, 2026	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer