Form 10-Q
period 2026-09-30
Business First Bancshares, Inc.
filed 2026-11-03
CIK 1624322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 28, 2026, the issuer has outstanding 32,240,101 shares of common stock, par value $1.00 per share.

BUSINESS FIRST BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and Due from Banks	$490,037	$411,175
Federal Funds Sold	110,738	172,393
Securities Purchased Under Agreements to Resell	79,214	25,587
Securities Available for Sale, at Fair Values (Amortized Cost of $1,056,323 at September 30, 2026 and $1,031,432 at December 31, 2025)	986,704	989,229
Mortgage Loans Held for Sale	254	1,094
Loans and Lease Receivable, Net of Allowance for Loan Losses of $59,595 at September 30, 2026 and $53,959 at December 31, 2025	6,721,292	6,135,531
Premises and Equipment, Net	95,456	73,982
Accrued Interest Receivable	39,321	38,494
Other Equity Securities	39,984	49,342
Other Real Estate Owned	24,761	13,013
Cash Value of Life Insurance	140,148	120,292
Deferred Taxes	24,853	20,477
Goodwill	131,743	121,146
Core Deposit and Customer Intangible	31,983	14,497
Other Assets	39,474	28,488
Total Assets	$8,955,962	$8,214,740
LIABILITIES
Deposits:
Noninterest Bearing	$1,605,682	$1,322,074
Interest Bearing	5,771,116	5,376,516
Total Deposits	7,376,798	6,698,590
Securities Sold Under Agreements to Repurchase	24,896	22,622
Federal Home Loan Bank Borrowings	334,189	431,200
Subordinated Debt	114,250	92,530
Subordinated Debt - Trust Preferred Securities	9,689	5,000
Accrued Interest Payable	3,126	4,166
Other Liabilities	90,498	63,749
Total Liabilities	$7,953,446	$7,317,857

Commitments and Contingencies (See Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock, No Par Value; 5,000,000 Shares Authorized; 72,010 Shares ($1,000 Liquidation Preference) Issued and Outstanding at both September 30, 2026 and December 31, 2025, respectively	$71,930	$71,930
Common Stock, $1 Par Value; 50,000,000 Shares Authorized; 32,345,723 and 29,510,668 Shares Issued and Outstanding at September 30, 2026 and December 31, 2025, respectively	32,346	29,511
Additional Paid-in Capital	572,968	502,155
Retained Earnings	380,182	326,574
Accumulated Other Comprehensive Loss	(54,910)	(33,287)
Total Shareholders' Equity	1,002,516	896,883
Total Liabilities and Shareholders' Equity	$8,955,962	$8,214,740
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income:
Interest and Fees on Loans	$113,263	$106,662	$334,189	$313,682
Interest and Dividends on Non-taxable Securities	1,775	2,924	5,373	5,046
Interest and Dividends on Taxable Securities	7,432	4,630	21,400	16,028
Interest on Federal Funds Sold and Due From Banks	5,047	4,472	14,699	12,475
Total Interest Income	127,517	118,688	375,661	347,231
Interest Expense:
Interest on Deposits	41,511	43,358	125,520	127,343
Interest on Borrowings	5,342	6,054	16,438	17,587
Total Interest Expense	46,853	49,412	141,958	144,930
Net Interest Income	80,664	69,276	233,703	202,301
Provision for Credit Losses	1,938	3,183	6,207	8,220
Net Interest Income after Provision for Credit Losses	78,726	66,093	227,496	194,081
Other Income:
Service Charges on Deposit Accounts	3,340	2,565	9,679	8,058
(Loss) Gain on Sales of Securities	(21)	77	53	29
Gain on Sales of Loans	814	624	3,738	2,661
Other Income	8,379	8,405	27,059	28,564
Total Other Income	12,512	11,671	40,529	39,312
Other Expenses:
Salaries and Employee Benefits	32,582	27,613	98,741	85,427
Occupancy and Equipment Expense	10,078	7,284	26,479	21,802
Merger and Conversion-Related Expense	1,395	477	3,075	937
Other Expenses	16,410	13,508	49,166	42,500
Total Other Expenses	60,465	48,882	177,461	150,666
Income Before Income Taxes	30,773	28,882	90,564	82,727
Provision for Income Taxes	6,221	6,026	18,273	17,225
Net Income	24,552	22,856	72,291	65,502
Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders	$23,201	$21,505	$68,240	$61,451
Earnings Per Common Share:
Basic	$0.71	$0.73	$2.10	$2.09
Diluted	$0.71	$0.73	$2.08	$2.08
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Net Income	$24,552	$22,856	$72,291	$65,502

Other Comprehensive Income (Loss):
Unrealized (Loss) Gain on Investment Securities	(24,224)	14,454	(27,363)	33,716
Reclassification Adjustment for Losses (Gains) on Sale of AFS Investment Securities Included in Net Income	21	(77)	(53)	(29)
Income Tax Effect	5,115	(3,038)	5,793	(7,118)
Other Comprehensive (Loss) Income	(19,088)	11,339	(21,623)	26,569
Consolidated Comprehensive Income	$5,464	$34,195	$50,668	$92,071
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED September 30, 2026 AND 2025
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at June 30, 2025	$71,930	$29,603	$502,046	$292,629	$(47,768)	$848,440
Comprehensive Income:
Net Income	—	—	—	22,856	—	22,856
Other Comprehensive Income	—	—	—	—	11,339	11,339
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	—	—	—	(1,351)	—	(1,351)
Cash Dividends Declared on Common Stock, $0.14 Per Share	—	—	—	(4,135)	—	(4,135)
Equity Based Compensation, Net of Shares Withheld to Cover Taxes	—	12	1,279	—	—	1,291
Balances at September 30, 2025	$71,930	$29,615	$503,325	$309,999	$(36,429)	$878,440

Balances at June 30, 2026	$71,930	$32,536	$578,087	$361,846	$(35,822)	$1,008,577
Comprehensive Income:
Net Income	—	—	—	24,552	—	24,552
Other Comprehensive Loss	—	—	—	—	(19,088)	(19,088)
Cash Dividends Declared on Preferred Stock, $18.75 Per Share	—	—	—	(1,351)	—	(1,351)
Cash Dividends Declared on Common Stock, $0.15 Per Share	—	—	—	(4,865)	—	(4,865)
Equity Based Compensation, Net of Shares Withheld to Cover Taxes	—	14	966	—	—	980
Stock Repurchases	—	(204)	(6,085)	—	—	(6,289)
Balances at September 30, 2026	$71,930	$32,346	$572,968	$380,182	$(54,910)	$1,002,516
The accompanying notes are an integral part of these financial statements

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED September 30, 2026 AND 2025
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2024	$71,930	$29,552	$500,024	$260,958	$(62,998)	$799,466
Comprehensive Income:
Net Income	—	—	—	65,502	—	65,502
Other Comprehensive Income	—	—	—	—	26,569	26,569
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	—	—	—	(4,051)	—	(4,051)
Cash Dividends Declared on Common Stock, $0.42 Per Share	—	—	—	(12,410)	—	(12,410)
Equity Based Compensation, Net of Shares Withheld to Cover Taxes	—	63	3,301	—	—	3,364
Balances at September 30, 2025	$71,930	$29,615	$503,325	$309,999	$(36,429)	$878,440

Balances at December 31, 2025	$71,930	$29,511	$502,155	$326,574	$(33,287)	$896,883
Comprehensive Income:
Net Income	—	—	—	72,291	—	72,291
Other Comprehensive Loss	—	—	—	—	(21,623)	(21,623)
Cash Dividends Declared on Preferred Stock, $56.25 Per Share	—	—	—	(4,051)	—	(4,051)
Cash Dividends Declared on Common Stock, $0.45 Per Share	—	—	—	(14,632)	—	(14,632)
Stock Issuance	—	3,192	80,256	—	—	83,448
Equity Based Compensation, Net of Shares Withheld to Cover Taxes	—	123	3,929	—	—	4,052
Stock Repurchase	—	(480)	(13,372)	—	—	(13,852)
Balances at September 30, 2026	$71,930	$32,346	$572,968	$380,182	$(54,910)	$1,002,516
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Consolidated Net Income	$72,291	$65,502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	6,207	8,220
Depreciation and Amortization of Premises and Equipment	4,944	4,270
Net Amortization (Accretion) of Purchase Accounting Adjustments	74	(1,362)
Equity Based Compensation	4,052	3,364
Net (Accretion) Amortization of Securities	(728)	736
Gain on Sales of Securities	(53)	(29)
Gain on Sale of Loans	(1,220)	(807)
Income on Other Equity Securities	(816)	(1,496)
Loss on Sale of Other Real Estate Owned, Net of Writedowns	1,293	60
Gain on Disposal of Premises and Equipment	(28)	(155)
Increase in Cash Value of Life Insurance	(2,712)	(2,367)
Deferred Income Tax Expense	562	1,084
Gain on Extinguishment/Redemption of Debt	(545)	(630)
Gain on Sale of Banking Center	—	(3,360)
Changes in Assets and Liabilities:
Decrease (Increase) in Accrued Interest Receivable	2,037	(1,313)
Increase in Other Assets	(5,485)	(6,326)
Decrease in Accrued Interest Payable	(1,533)	(1,857)
Increase in Other Liabilities	19,156	11,467
Net Cash Provided by Operating Activities	97,496	75,001
Cash Flows From Investing Activities:
Purchases of Securities Available for Sale	(123,191)	(154,865)
Proceeds from Maturities / Sales of Securities Available for Sale	67,566	36,493
Proceeds from Paydowns of Securities Available for Sale	76,562	58,963
Net Cash Received in Acquisitions	90,702	—
Net Cash Paid in Sale of Banking Center	—	(43,084)
Proceeds from Sale of Loans	83,304	—
Purchases of Other Equity Securities	(16,271)	(9,751)
Redemption of Other Equity Securities	28,091	8,034
Purchase of Life Insurance	(5,585)	—
Proceeds from Death Benefit of Cash Value of Life Insurance	—	503
Net Increase in Loans	(111,808)	(58,890)
Net Purchases of Premises and Equipment	(487)	(1,623)
Proceeds from Sales of Other Real Estate	3,322	4,643
Net (Increase) Decrease in Securities Purchased Under Agreements to Resell	(53,627)	25,317
Net Decrease in Federal Funds Sold	61,655	96,566
Net Cash Provided by (Used in) Investing Activities	100,233	(37,694)
(CONTINUED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Financing Activities:
Net (Decrease) Increase in Deposits	(6,785)	46,812
Net Increase in Securities Sold Under Agreements to Repurchase	2,274	7,275
Net (Repayments) Advances on Short-Term Federal Home Loan Bank Borrowings	(40,000)	48,000
Repayments on Long-Term Federal Home Loan Bank Borrowings	(59,894)	(36,467)
Proceeds from Issuance of Subordinated Debt	85,000	—
Repayment of Subordinated Debt	(66,927)	(6,485)
Repurchase of Common Stock	(13,852)	—
Payment of Dividends on Preferred Stock	(4,051)	(4,051)
Payment of Dividends on Common Stock	(14,632)	(12,410)
Net Cash (Used in) Provided by Financing Activities	(118,867)	42,674
Net Increase in Cash and Due From Banks	78,862	79,981
Cash and Due From Banks at Beginning of Period	411,175	319,098
Cash and Due From Banks at End of Period	$490,037	$399,079

Supplemental Disclosures for Cash Flow Information:
Cash Payments for:
Interest on Deposits	$126,736	$129,191
Interest on Borrowings	$16,755	$17,644
Income Tax Payments	$17,547	$16,847

Supplemental Schedule for Noncash Investing and Financing Activities:
Change in the Unrealized (Loss) Gain on Securities Available for Sale	$(27,416)	$33,687
Change in Deferred Tax Effect on the Unrealized Loss (Gain) on Securities Available for Sale	$5,793	$(7,118)
Transfer of Loans to Other Real Estate	$16,363	$15,940
Acquisitions:
Fair Value of Tangible Assets Acquired	$758,838	$—
Other Intangible Assets Acquired	20,719	—
Liabilities Assumed	699,903	—
Net Identifiable Assets Acquired Over Liabilities Assumed	$79,654	$—
The accompanying notes are an integral part of these financial statements.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1– Basis of Presentation –
The unaudited consolidated financial statements include the accounts of Business First Bancshares, Inc. (the “Company”) and its five direct, wholly-owned subsidiaries, b1BANK (the “Bank”), Coastal Commerce Statutory Trust I, Progressive Statutory Trust I, Progressive Statutory Trust II, and b1Capital, Inc.; and the Bank’s wholly-owned subsidiaries, Business First Insurance, LLC, Smith Shellnut Wilson, LLC ("SSW"), Waterstone LSP, LLC ("Waterstone"), and b1 Securities, LLC ("b1Securities"). The Bank operates out of full-service banking centers and loan production offices in markets across Louisiana, the Dallas/Fort Worth metroplex and Houston, Texas. As a state bank, it is subject to regulation by the Office of Financial Institutions (“OFI”), State of Louisiana, and the Federal Deposit Insurance Corporation (“FDIC”) and undergoes periodic examinations by these agencies. The Company is also regulated by the Federal Reserve and is subject to periodic examinations.
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
Accounting Standards Adopted in Current Period
ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326), Purchased Loans.” The updates in ASU 2025-08 amend the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the gross-up approach). All non-purchased credit deteriorated (“non-PCD”) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”).
The Company early adopted the amendments effective January 1, 2026, on a prospective basis. The Progressive acquisition disclosures contained in Note 2, as well as the allowance measurements reflected in Note 5 incorporate the updated guidance.
Accounting Standards Not Yet Adopted
None

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Certain reclassifications may have been made to conform to reporting in 2026. These reclassifications did not materially impact the Company's consolidated financial statements.
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

Cost and Allocation of Purchase Price for Progressive Bancorp, Inc. (Progressive):
(Dollars in thousands, except per share data)
Purchase Price:
Shares Issued to Progressive's Shareholders on January 1, 2026	3,192,367
Closing Stock Price on December 31, 2025	$26.14
Total Stock Issued	$83,448
Partial Shares Paid in Cash	3
Total Purchase Price	$83,451
Net Assets Acquired:
Cash and Cash Equivalents	$93,255
Securities Available for Sale	45,047
Loans and Leases Receivable, Net of Allowance	573,919
Premises and Equipment, Net	25,903
Cash Value of Life Insurance	11,559
Core Deposit Intangible	15,950
Other Assets	8,988
Total Assets	774,621

Deposits	684,773
Borrowings	7,538
Other Liabilities	7,592
Total Liabilities	699,903
Net Assets Acquired	74,718
Goodwill Resulting from Merger	$8,733

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded approximately $6.9 million and $3.8 million of acquisition-related costs within merger and conversion-related expenses, salaries and benefits, and occupancy and equipment expense for the nine months ended September 30, 2026, and year ended December 31, 2025, respectively.
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
The remainder of the Progressive loan portfolio, with a fair value of $565.9 million at acquisition included a non-PCD allowance of $2.4 million and a non-credit fair value discount of $13.7 million from the acquired contractual value.
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
Pro forma tables for Progressive have not been presented because the acquisition was not material to the Company's consolidated financial statements.
American Planning Corporation
On June 29, 2026, the Company consummated the acquisition of American Planning Corporation (“APC”) for $6.8 million, of which $2.6 million was paid in cash and $4.3 million of subordinated debt was issued. As part of the transaction, the Company recorded a customer intangible of $4.8 million to be amortized over a ten-year period and $1.9 million in goodwill.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025

Numerator:
Net Income	$24,552	$22,856	$72,291	$65,502
Less: Preferred Stock Dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shares	$23,201	$21,505	$68,240	$61,451
Denominator:
Weighted Average Common Shares Outstanding	32,504,217	29,544,425	32,558,017	29,363,138
Dilutive Effect of Stock Options and RSAs	226,706	112,214	208,611	131,911
Weighted Average Dilutive Common Shares	32,730,923	29,656,639	32,766,628	29,495,049
Basic Earnings Per Common Share From Net Income Available to Common Shares	$0.71	$0.73	$2.10	$2.09
Diluted Earnings Per Common Share From Net Income Available to Common Shares	$0.71	$0.73	$2.08	$2.08
Note 4– Securities –
The amortized cost and fair values of securities available for sale as of September 30, 2026, and December 31, 2025 are summarized as follows:

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,684	$—	$237	$19,447
U.S. Government Agencies	250	—	1	249
Corporate Securities	87,062	142	2,016	85,188
Mortgage-Backed Securities	694,677	169	43,191	651,655
Municipal Securities	254,650	6	24,491	230,165
Total Securities Available for Sale	$1,056,323	$317	$69,936	$986,704

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$17,571	$—	$293	$17,278
U.S. Government Agencies	10,070	—	196	9,874
Corporate Securities	38,324	377	1,639	37,062
Mortgage-Backed Securities	674,211	3,153	27,273	650,091
Municipal Securities	291,256	536	16,868	274,924
Total Securities Available for Sale	$1,031,432	$4,066	$46,269	$989,229
The following tables present a summary of securities with gross unrealized losses and fair values at September 30, 2026, and December 31, 2025, aggregated by investment category and length of time in a continued unrealized loss position. Due to the nature of these investments and current prevailing market prices, these unrealized losses are considered non-credit related.

	September 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$9,493	$178	$9,954	$59	$19,447	$237
U.S. Government Agencies	249	1	—	—	249	1
Corporate Securities	52,222	574	18,835	1,442	71,057	2,016
Mortgage-Backed Securities	339,383	13,380	265,776	29,811	605,159	43,191
Municipal Securities	56,363	2,464	165,259	22,027	221,622	24,491
Total Securities Available for Sale	$457,710	$16,597	$459,824	$53,339	$917,534	$69,936

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$—	$—	$17,278	$293	$17,278	$293
U.S. Government Agencies	—	—	9,874	196	9,874	196
Corporate Securities	2,580	2	21,086	1,637	23,666	1,639
Mortgage-Backed Securities	83,844	506	336,946	26,767	420,790	27,273
Municipal Securities	12,939	57	210,329	16,811	223,268	16,868
Total Securities Available for Sale	$99,363	$565	$595,513	$45,704	$694,876	$46,269
As of September 30, 2026, and December 31, 2025, respectively, no allowance for credit losses was recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to credit quality. This determination is based on the Company’s analysis of the underlying risk characteristics including credit ratings, historical loss experience, and other qualitative factors. Further, the securities continue to make principal and interest payments under their contractual terms and management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not have to sell any

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
such securities before a recovery of amortized cost basis. Therefore, the Company has determined the unrealized losses are due to changes in market interest rates compared to rates when the securities were acquired.
The amortized cost and fair values of securities available for sale as of September 30, 2026, by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Less Than One Year	$34,509	$34,216
One to Five Years	238,889	221,824
Over Five to Ten Years	364,452	335,673
Over Ten Years	418,473	394,991
Total Securities Available for Sale	$1,056,323	$986,704
Securities available for sale with a fair value of $431.3 million and $398.3 million were pledged as collateral on public deposits and for other purposes as required or permitted by law as of September 30, 2026, and December 31, 2025, respectively.
For the three months ended September 30, 2026, the Company recognized gross losses of $21,000 and no gross gains for securities available for sale, compared to gross gains of $77,000 and no gross losses for the same period in 2025. There were no impairment charges related to credit losses included in gross realized losses for the three months ended September 30, 2026 and 2025.
For the nine months ended September 30, 2026, gross gains of $88,000 and gross losses of $35,000 were recognized for securities available for sale, compared to gross gains of $80,000 and gross losses of $51,000 for the same period in 2025. There were no impairment charges related to credit losses included in gross realized losses for the nine months ended September 30, 2026 and 2025.
At September 30, 2026, and December 31, 2025, accrued interest receivable on securities was $4.7 million and $5.3 million, respectively, and is included within accrued interest receivable on the consolidated balance sheets.
Note 5– Loans and the Allowance for Credit Losses –
Loans receivable at September 30, 2026, and December 31, 2025, are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$2,896,707	$2,611,279
Construction	774,170	639,069
Residential	1,048,400	944,065
Total Real Estate Loans	4,719,277	4,194,413
Commercial	1,990,998	1,921,833
Consumer and Other	70,612	73,244
Total Loans Held for Investment	6,780,887	6,189,490

Less:
Allowance for Loan Losses	(59,595)	(53,959)
Net Loans	$6,721,292	$6,135,531

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The performing 1-4 family residential, multi-family residential, commercial real estate, and commercial loans, are pledged under a blanket lien as collateral securing advances from the FHLB at September 30, 2026, and December 31, 2025. Commercial and agricultural loans are pledged against the Federal Reserve Banks’ (“FRB”) discount window as of September 30, 2026, and December 31, 2025.
Net deferred loan origination fees were $9.9 million and $11.4 million at September 30, 2026, and December 31, 2025, respectively, and are netted in their respective loan categories above. In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies overdrafts as loans in its consolidated balance sheets. At September 30, 2026, and December 31, 2025, overdrafts of $1.3 million and $7.9 million, respectively, have been reclassified to loans.
The Bank is the lead lender on participations sold, without recourse, to other financial institutions which amounts are not included in the consolidated balance sheets. The unpaid principal balances of mortgages and other loans serviced for others were approximately $724.0 million and $643.8 million at September 30, 2026 and December 31, 2025, respectively. The Company had servicing rights of $1.6 million and $956,000 recorded at September 30, 2026, and December 31, 2025, respectively, and is recorded within other assets.
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
The following tables set forth, for the three and nine months ended September 30, 2026, and 2025, the balance of the allowance for credit losses by loan portfolio segment. The allowance for credit losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Allowance for Credit Losses and Recorded Investment in Loans Receivable

	For the Nine Months Ended September 30, 2026
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,486	$3,237	$7,423	$19,282	$531	$53,959
Adjustment for Progressive Loans	2,431	281	3,344	3,148	60	9,264
Charge-offs	(1,877)	(147)	(162)	(6,763)	(1,150)	(10,099)
Recoveries	112	4	69	400	173	758
Provision (Recovery)	(554)	1,574	(4,286)	8,161	818	5,713
Ending Balance	$23,598	$4,949	$6,388	$24,228	$432	$59,595

Reserve for Unfunded Loan Commitments:
Beginning Balance	$320	$1,179	$309	$2,336	$33	$4,177
Provision (Recovery)	(32)	119	(122)	501	28	494
Ending Balance	$288	$1,298	$187	$2,837	$61	$4,671

Total Allowance for Credit Losses	$23,886	$6,247	$6,575	$27,065	$493	$64,266

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$21,589	$3,849	$9,143	$27,086	$791	$62,458
Charge-offs	(820)	(147)	(135)	(4,304)	(381)	(5,787)
Recoveries	106	—	9	101	68	284
Provision (Recovery)	2,723	1,247	(2,629)	1,345	(46)	2,640
Ending Balance	$23,598	$4,949	$6,388	$24,228	$432	$59,595

Reserve for Unfunded Loan Commitments:
Beginning Balance	$318	$1,193	$210	$3,594	$58	$5,373
Provision (Recovery)	(30)	105	(23)	(757)	3	(702)
Ending Balance	$288	$1,298	$187	$2,837	$61	$4,671

Total Allowance for Credit Losses	$23,886	$6,247	$6,575	$27,065	$493	$64,266

	For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,460	$7,162	$8,036	$15,667	$515	$54,840
Charge-offs	(1,678)	(20)	(236)	(2,572)	(1,478)	(5,984)
Recoveries	10	200	21	698	189	1,118
Provision (Recovery)	(3,352)	187	505	8,445	1,303	7,088
Ending Balance	$18,440	$7,529	$8,326	$22,238	$529	$57,062

Reserve for Unfunded Loan Commitments:
Beginning Balance	$228	$1,311	$358	$1,765	$26	$3,688
Provision (Recovery)	73	635	(62)	488	(2)	1,132
Ending Balance	$301	$1,946	$296	$2,253	$24	$4,820

Total Allowance for Credit Losses	$18,741	$9,475	$8,622	$24,491	$553	$61,882

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Real Estate: Commercial	Real Estate: Construction	Real Estate: Residential	Commercial	Consumer and Other	Total
Allowance for Loan Losses:
Beginning Balance	$23,317	$6,198	$8,176	$20,289	$516	$58,496
Charge-offs	(1,412)	—	1	(1,525)	(479)	(3,415)
Recoveries	—	102	11	132	103	348
Provision (Recovery)	(3,465)	1,229	138	3,342	389	1,633
Ending Balance	$18,440	$7,529	$8,326	$22,238	$529	$57,062

Reserve for Unfunded Loan Commitments:
Beginning Balance	$266	$888	$286	$1,808	$22	$3,270
Provision (Recovery)	35	1,058	10	445	2	1,550
Ending Balance	$301	$1,946	$296	$2,253	$24	$4,820

Total Allowance for Credit Losses	$18,741	$9,475	$8,622	$24,491	$553	$61,882
Included within the above allowance, in the tables above, are loans which management has individually evaluated to determine an allowance for credit losses. The following table summarizes, by segment, the loan balance and specific allowance allocation for those loans which have been individually evaluated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Real Estate Loans:
Commercial	$11,748	$4,924	$29,248	$1,873
Construction	4,450	—	2,141	149
Residential	6,008	—	2,380	—
Total Real Estate Loans	22,206	4,924	33,769	2,022
Commercial	14,982	5,538	10,771	4,989
Consumer and Other	—	—	—	—
Total	$37,188	$10,462	$44,540	$7,011
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the credit quality indicators, disaggregated by loan segment, as of September 30, 2026, and December 31, 2025:

	September 30, 2026
		Criticized
(Dollars in thousands)	Pass (Risk Grade 10-45)	Special Mention (Risk Grade 50)	Substandard (Risk Grade 60)	Doubtful (Risk Grade 70)	Loss (Risk Grade 80)	Total	Current Period Charge- offs
Real Estate: Commercial
Originated in 2026	$330,857	$2,633	$115	$—	$—	$333,605	$—
Originated in 2025	409,972	3,811	3,724	—	—	417,507	—
Originated in 2024	302,698	159	16,288	—	—	319,145	—
Originated in 2023	201,046	18	24,028	—	—	225,092	—
Originated in 2022	654,431	5,489	8,413	—	—	668,333	786
Originated Prior to 2022	820,903	15,932	16,172	101	—	853,108	1,091
Revolving	77,457	—	—	—	—	77,457	—
Revolving Loans Converted to Term	2,460	—	—	—	—	2,460	—
Total Real Estate: Commercial	$2,799,824	$28,042	$68,740	$101	$—	$2,896,707	$1,877

Real Estate: Construction
Originated in 2026	$128,543	$199	$—	$—	$—	$128,742	$—
Originated in 2025	255,580	—	15	—	—	255,595	—
Originated in 2024	107,484	159	5,028	—	—	112,671	—
Originated in 2023	55,991	—	7,076	—	—	63,067	16
Originated in 2022	71,050	2,644	67	—	—	73,761	—
Originated Prior to 2022	54,690	661	3,822	—	—	59,173	131
Revolving	77,924	—	—	—	—	77,924	—
Revolving Loans Converted to Term	3,237	—	—	—	—	3,237	—
Total Real Estate: Construction	$754,499	$3,663	$16,008	$—	$—	$774,170	$147

Real Estate: Residential
Originated in 2026	$103,653	$715	$140	$—	$—	$104,508	$—
Originated in 2025	102,457	1,093	3,452	—	—	107,002	—
Originated in 2024	121,294	100	809	—	—	122,203	—
Originated in 2023	81,631	234	4,718	—	—	86,583	53
Originated in 2022	218,329	265	1,553	—	—	220,147	—
Originated Prior to 2022	232,844	1,589	21,439	—	—	255,872	109
Revolving	140,894	1,602	2,048	—	—	144,544	—
Revolving Loans Converted to Term	6,739	—	802	—	—	7,541	—
Total Real Estate: Residential	$1,007,841	$5,598	$34,961	$—	$—	$1,048,400	$162

Commercial
Originated in 2026	$300,526	$1,254	$67	$—	$—	$301,847	$40
Originated in 2025	245,448	595	3,388	—	—	249,431	32
Originated in 2024	203,826	852	7,070	—	—	211,748	178
Originated in 2023	142,623	6,326	5,045	51	—	154,045	1,033
Originated in 2022	103,888	1,363	18,457	263	—	123,971	5,362
Originated Prior to 2022	108,627	1,702	10,395	9	—	120,733	118
Revolving	719,995	12,954	17,786	183	—	750,918	—
Revolving Loans Converted to Term	74,264	1,853	2,188	—	—	78,305	—
Total Commercial	$1,899,197	$26,899	$64,396	$506	$—	$1,990,998	$6,763

Consumer and Other
Originated in 2026	$13,820	$—	$13	$—	$—	$13,833	$445
Originated in 2025	8,271	—	17	—	—	8,288	42
Originated in 2024	4,370	—	4	—	—	4,374	13
Originated in 2023	2,257	—	14	—	—	2,271	20
Originated in 2022	2,217	—	25	—	—	2,242	4
Originated Prior to 2022	20,697	—	92	1	—	20,790	260
Revolving	17,855	—	1	—	—	17,856	366
Revolving Loans Converted to Term	818	—	140	—	—	958	—
Total Consumer and Other	$70,305	$—	$306	$1	$—	$70,612	$1,150

Total Loans	$6,531,666	$64,202	$184,411	$608	$—	$6,780,887	$10,099

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
As of September 30, 2026, and December 31, 2025, loan balances outstanding more than 90 days past due and still accruing interest amounted to $3.7 million and $2.2 million, respectively. As of September 30, 2026, and December 31, 2025, loan balances outstanding on nonaccrual status amounted to $80.4 million and $74.5 million, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.
The following tables provide an analysis of the aging of loans and leases as of September 30, 2026, and December 31, 2025. All loans greater than 90 days past due are generally placed on nonaccrual status.
Aged Analysis of Past Due Loans Receivable

	September 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$7,005	$4,127	$21,275	$32,407	$2,864,300	$2,896,707	$3,208
Construction	519	6,633	8,675	15,827	758,343	774,170	110
Residential	2,587	795	13,657	17,039	1,031,361	1,048,400	53
Total Real Estate Loans	10,111	11,555	43,607	65,273	4,654,004	4,719,277	3,371
Commercial	9,329	1,023	33,972	44,324	1,946,674	1,990,998	330
Consumer and Other	255	10	235	500	70,112	70,612	-
Total	$19,695	$12,588	$77,814	$110,097	$6,670,790	$6,780,887	$3,701

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
Real Estate Loans:
Commercial	$1,838	$38,693	$10,097	$50,628	$2,560,651	$2,611,279	$363
Construction	1,988	72	4,363	6,423	632,646	639,069	—
Residential	3,775	1,562	8,151	13,488	930,577	944,065	79
Total Real Estate Loans	7,601	40,327	22,611	70,539	4,123,874	4,194,413	442
Commercial	15,585	552	24,692	40,829	1,881,004	1,921,833	1,760
Consumer and Other	185	356	163	704	72,540	73,244	13
Total	$23,371	$41,235	$47,466	$112,072	$6,077,418	$6,189,490	$2,215

The following table presents non-accrual loans by segment as of September 30, 2026, and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Real Estate Loans:
Commercial	$18,245	$36,252
Construction	8,608	4,539
Residential	14,364	10,144
Total Real Estate Loans	41,217	50,935
Commercial	38,909	23,370
Consumer and Other	237	166
Total	$80,363	$74,471
The Bank had $13.9 million and $9.8 million as of September 30, 2026 and December 31, 2025, respectively, in non-accrual loans with no specific allowance allocation.
The Bank seeks to assist customers who are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines. The Bank makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Bank. Additionally, the Bank makes loan modifications with customers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. During the periods ended September 30, 2026, and December 31, 2025, the concessions granted to certain borrowers included extending the payment due dates and offering below market contractual interest rates, and were not significant to the consolidated financial statements.
Accrued interest receivable of $1.2 million and $1.7 million was outstanding at September 30, 2026, and December 31, 2025, respectively, for all loan deferrals, primarily attributable to the COVID-19 pandemic and, to a much lesser extent, hurricanes which occurred in 2020 and 2021. These loans are no longer within their deferral periods. The accrued interest on the loans is due at their maturity.
At September 30, 2026 and December 31, 2025, accrued interest receivable on loans was $34.7 million and $33.2 million, respectively, and included within accrued interest receivable on the consolidated balance sheets.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In June 2026, the Company sold $95.3 million in loans that were acquired from Progressive, including $54.7 million of residential mortgages and $40.6 million of commercial real estate loans. As part of the sale, the Company will retain the servicing of these loans.
Note 6– Borrowings –
The Company had outstanding advances from the Federal Home Loan Bank (“FHLB”) of $334.2 million and $431.2 million as of September 30, 2026, and December 31, 2025, respectively, consisting of:

(Dollars in thousands)	September 30, 2026	December 31, 2025

4.65% advance due January 2026	$—	$25,000
3.62% advance due January 2026 (a)	—	120,000
4.00% advance due March 2026	—	25,000
4.56% advance due July 2026	—	25,000
3.91% advance due July 2026	—	25,000
4.05% advance due October 2026	32,500	—
4.11% advance due October 2026	32,500	—
4.12% advance due October 2026	32,500	—
4.14% advance due October 2026	32,500	—
0.89% advance due November 2026 (b)	2,043	11,200
4.84% advance due December 2026	25,000	25,000
0.71% advance due August 2027 (b) (c)	267	—
0.70% advance due August 2027 (b) (c)	134	—
0.68% advance due August 2027 (b) (c)	134	—
4.78% advance due September 2027	25,000	25,000
4.73% advance due March 2028	25,000	25,000
4.69% advance due September 2028	25,000	25,000
4.13% advance due October 2028 (d)	25,000	25,000
0.94% advance due August 2030 (b) (c)	806	—
0.92% advance due August 2030 (b) (c)	403	—
0.90% advance due August 2030 (b) (c)	402	—
3.92% advance due October 2030 (d)	25,000	25,000
3.72% advance due October 2033 (d)	25,000	25,000
3.57% advance due October 2033 (d)	25,000	25,000
Total FHLB advances	$334,189	$431,200
(a)Short term overnight advance.
(b)Principal paid monthly.
(c)Acquired during the Progressive acquisition.
(d)Loan has put options beginning in October 2024.
The Company had an additional $1.6 billion remaining on the FHLB line availability at September 30, 2026.
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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
As part of the acquisition of these debentures, the Company had a fair value adjustment of $555,000, with $521,000 remaining at September 30, 2026.
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
On June 29, 2026, the Company consummated the acquisition of APC. Under the terms of the acquisition, the Company issued $4.3 million of subordinated notes with a 6.50% fixed-to-floating rate due in 2036. The notes bear interest at an annual rate of 6.50% until June 30, 2031, and then will reset quarterly to a benchmark plus 300 basis points.
Note 7– Other Income and Other Expense –
The Company has a single reportable operating segment which is presented as the Consolidated Statements of Income. An analysis of other income for the Company's single reportable operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Debit Card and ATM Fee Income	$2,380	$1,915	$7,101	$5,731
Cash Value of Life Insurance Income	979	802	2,712	2,368
Fees and Brokerage Commissions	2,458	1,880	7,106	6,008
Pass-Through (Loss) Income from SBIC and Fintech Partnerships	(135)	133	14	638
Gain on Extinguishment/Redemption of Debt	—	—	545	630
Gain on Sale of Banking Center	—	—	—	3,360
Swap Fee Income	626	1,065	2,548	2,612
Other	2,071	2,610	7,033	7,217
Total Other Income	$8,379	$8,405	$27,059	$28,564

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
An analysis of other expenses for the Company's single reportable operating segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Advertising and Promotions	$2,064	$1,205	$6,178	$3,584
Communications	773	582	2,063	1,763
Ad Valorem Shares Tax	978	1,125	2,933	3,375
Data Processing Fees	3,084	3,972	10,113	12,529
Directors' Fees	308	261	815	733
Insurance	188	420	1,031	1,248
Legal and Professional Fees	1,236	1,024	3,982	3,130
Office Supplies and Printing	268	286	859	897
Regulatory Assessments	1,209	1,142	3,727	3,332
Other	6,302	3,491	17,465	11,909
Total Other Expenses	$16,410	$13,508	$49,166	$42,500
Note 8– Leases –
The Bank leases certain banking center offices through non-cancelable operating leases with terms that range from one to ten years and contain various renewal options for certain of the leases. Certain leases provide for increases in minimum monthly rental payments as defined by the lease agreement. Rental expense under these agreements was $7.1 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the Company had a weighted average lease term of 5.2 years and a weighted average discount rate of 3.98%.
Future minimum lease payments under these leases are as follows:

(Dollars in thousands)
October 1, 2026 through December 31, 2026	$2,853
January 1, 2027 through December 31, 2027	5,837
January 1, 2028 through December 31, 2028	5,349
January 1, 2029 through December 31, 2029	4,425
January 1, 2030 through December 31, 2030	2,958
January 1, 2031 and Thereafter	5,935
Total Future Minimum Lease Payments	27,357
Less Imputed Interest	(2,628)
Present Value of Lease Liabilities	$24,729
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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for instruments that are included in the balance sheet. In the

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
normal course of business, the Bank has made commitments to extend credit of approximately $2.1 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively, and standby and commercial letters of credit of approximately $54.5 million and $51.2 million at September 30, 2026 and December 31, 2025, respectively. As discussed in Note 5, we have a reserve for unfunded loan commitments of $4.7 million and $4.2 million at September 30, 2026 and December 31, 2025, respectively.
In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.
Note 10– Customer-Initiated Derivatives
The Company enters into derivative instruments to meet the needs of its customers through the execution of customer-initiated derivatives (swaps and caps and floors). These financial instruments involve elements of market and credit risk. Market and credit risk are included in the determination of fair value. Market risk is the potential loss that may result from movements in interest rates that cause an unfavorable change in the value of a financial instrument. Market risk in interest rate contracts executed on behalf of customers is mitigated by taking offsetting positions. Credit risk is the possible loss that may occur in the event of default by the counterparty to a financial instrument. The Company manages credit risk arising from customer-initiated derivatives by evaluating the creditworthiness of each customer, utilizing a similar approval process used for its lending activities. Derivatives with dealer counterparties are either cleared through a clearinghouse or settled directly with a single counterparty. The Company has quantified the credit risk as not significant as of September 30, 2026.
Income primarily results from the spread between the customer derivative and the offsetting dealer position. For the three months ended September 30, 2026, the Company recognized $626,000 in swap fee income, and $2.5 million for the nine months ended September 30, 2026.

	September 30, 2026
(Dollars in thousands)	Notional / Contract Amount	Gross Derivative Assets	Gross Derivative Liabilities
Customer-initiated and other activities:
Interest rate contracts:
Caps and floors written	$95,162	$—	$930
Caps and floors purchased	95,162	930	—
Swaps	999,476	11,863	11,863
Total interest rate contracts	$1,189,800	$12,793	$12,793

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

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2026, and December 31, 2025.

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Available for Sale:
U.S. Treasury Securities	$19,447	$—	$19,447	$—
U.S. Government Agency Securities	249	—	249	—
Corporate Securities	85,188	—	77,971	7,217
Mortgage-Backed Securities	651,655	—	651,655	—
Municipal Securities	230,165	—	210,879	19,286
Loans Held for Sale	254	—	254	—
Interest Rate Swaps	12,793	—	12,793	—
Total assets at fair value	$999,751	$—	$973,248	$26,503
Interest Rate Swaps	$12,793	$—	$12,793	$—
Total liabilities at fair value	$12,793	$—	$12,793	$—

December 31, 2025
Available for Sale:
U.S. Treasury Securities	$17,278	$—	$17,278	$—
U.S. Government Agency Securities	9,874	—	9,874	—
Corporate Securities	37,062	—	28,541	8,521
Mortgage-Backed Securities	650,091	—	650,091	—
Municipal Securities	274,924	—	251,477	23,447
Loans Held for Sale	1,094	—	1,094	—
Interest Rate Swaps	8,023	—	8,023	—
Total assets at fair value	$998,346	$—	$966,378	$31,968
Interest Rate Swaps	$8,023	$—	$8,023	$—
Total liabilities at fair value	$8,023	$—	$8,023	$—
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company's ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of September 30, 2026, and December 31, 2025.

(Dollars in thousands)	Municipal Securities	Corporate Securities
Balance at December 31, 2024	$24,717	$12,500
Unrealized Gains Included in Other Comprehensive Loss	2,458	21
Maturities, Prepayments, and Calls	(3,728)	—
Transfers Out of Level 3	—	(4,000)
Balance at December 31, 2025	23,447	8,521
Unrealized (Loss) Gains Included in Other Comprehensive Loss	(639)	196
Maturities, Prepayments, and Calls	(3,522)	—
Transfers Out of Level 3	—	(1,500)
Balance at September 30, 2026	$19,286	$7,217
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2026.

(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Discounts
September 30, 2026
Municipal Securities	$19,286	Present Value of Expected Future Cash Flow Model	Liquidity Premium	1%
Corporate Securities	7,217	Present Value of Expected Future Cash Flow Model	Liquidity Premium	2%
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

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Individually Evaluated Loans	$28,471	$—	$—	$28,471
Other Nonperforming Assets	24,761	—	—	24,761
Total	$53,232	$—	$—	$53,232

December 31, 2025
Assets:
Individually Evaluated Loans	$14,083	$—	$—	$14,083
Other Nonperforming Assets	13,013	—	—	13,013
Total	$27,096	$—	$—	$27,096
Fair Value of Financial Instruments
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
The estimated approximate fair values of the Bank’s financial instruments as of September 30, 2026, and December 31, 2025 are as follows:

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial Assets:
Cash and Short-Term Investments	$600,775	$600,775	$600,775	$—	$—
Securities Purchased Under Agreements to Resell	79,214	79,214	—	79,214	—
Securities	986,704	986,704	—	960,201	26,503
Loans Held for Sale	254	254	—	254	—
Loans - Net	6,721,292	6,651,492	—	—	6,651,492
Cash Value of BOLI	140,148	140,148	—	140,148	—
Other Equity Securities	39,984	39,984	—	—	39,984
Interest Rate Swaps	12,793	12,793	—	12,793	—
Total	$8,581,164	$8,511,364	$600,775	$1,192,610	$6,717,979

Financial Liabilities:
Deposits	$7,376,798	$7,366,222	$—	$—	$7,366,222
Borrowings	483,024	473,273	—	473,273	—
Interest Rate Swaps	12,793	12,793	—	12,793	—
Total	$7,872,615	$7,852,288	$—	$486,066	$7,366,222

BUSINESS FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash and Short-Term Investments	$583,568	$583,568	$583,568	$—	$—
Securities Purchased Under Agreements to Resell	25,587	25,587	—	25,587	—
Securities	989,229	989,229	—	957,261	31,968
Loans Held for Sale	1,094	1,094	—	1,094	—
Loans - Net	6,135,531	6,116,333	—	—	6,116,333
Cash Value of BOLI	120,292	120,292	—	120,292	—
Other Equity Securities	49,342	49,342	—	—	49,342
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,912,666	$7,893,468	$583,568	$1,112,257	$6,197,643

Financial Liabilities:
Deposits	$6,698,590	$6,698,181	$—	$—	$6,698,181
Borrowings	551,352	554,309	—	554,309	—
Interest Rate Swaps	8,023	8,023	—	8,023	—
Total	$7,257,965	$7,260,513	$—	$562,332	$6,698,181

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BUSINESS FIRST

The following discussion and analysis focuses on significant changes in the financial condition of Business First and its subsidiaries from December 31, 2025 to September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this report and should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that Business First believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. Business First assumes no obligation to update any of these forward-looking statements.

Overview
We are a registered financial holding company headquartered in Baton Rouge, Louisiana. Through our wholly-owned subsidiary, b1BANK, a Louisiana state chartered bank, we provide a broad range of financial services tailored to meet the needs of small-to-midsized businesses and professionals. Since our inception in 2006, our priority has been and continues to be creating shareholder value through the establishment of an attractive commercial banking franchise in Louisiana and across our region. We consider our primary market to include the State of Louisiana, the Dallas/Fort Worth metroplex, and Houston. We currently operate out of banking centers and loan production offices across Louisiana and Texas. As of September 30, 2026, we had total assets of $9.0 billion, total loans of $6.8 billion, total deposits of $7.4 billion, and total shareholders’ equity of $1.0 billion.
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
Other Developments
Acquisition of Progressive Bancorp, Inc. ("Progressive")
On January 1, 2026, we consummated the merger of Progressive, the parent bank holding company for Progressive Bank, with and into Business First, with Business First continuing as the surviving corporation pursuant to the terms of the Reorganization Agreement. Immediately following the consummation of the Progressive acquisition, Progressive Bank merged with and into b1BANK, with b1BANK surviving the merger. Pursuant to the terms of the Reorganization Agreement, upon consummation of the Progressive acquisition, we issued 3,192,367 shares of our common stock to the former shareholders of Progressive. As of December 31, 2025, Progressive had $773.8 million in total assets, $597.2 million in loans and $684.9 million in total deposits.
Technology Partnership with Covecta
On February 17, 2026, we announced a strategic partnership with Covecta, to deploy agentic AI across the bank's day-to-day workflows. The collaboration focuses on streamlining and automating repeatable, policy-driven activities across core deposit and loan operational processes, reducing manual effort and operational friction so that teams can devote more time towards higher value-adding work including analysis, exception handling and customer engagement.
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
Acquisition of American Planning Corporation (“APC”)
On June 29, 2026, we consummated the acquisition of APC, a financial consulting firm, for $6.8 million, of which $2.6 million was paid in cash and $4.3 million was paid in the form of subordinated debt. As part of the transaction, we recorded a customer intangible of $4.8 million, to be amortized over a 10-year period and $1.9 million in goodwill. The APC acquisition will expand the advisory platform of b1BANK’s subsidiary, Smith Shellnut Wilson, LLC (“SSW”).
Financial Highlights
The financial highlights as of and for the nine months ended September 30, 2026, include:
•Total assets of $9.0 billion, a $741.2 million, or 9.0%, increase from December 31, 2025.
•Total loans held for investment of $6.8 billion, a $591.4 million, or 9.6%, increase from December 31, 2025.
•Total deposits of $7.4 billion, a $678.2 million, or 10.1%, increase from December 31, 2025.
•Net income available to common shareholders of $68.2 million for the nine months ended September 30, 2026, a $6.8 million, or 11.0%, increase from the nine months ended September 30, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Net interest income of $233.7 million for the nine months ended September 30, 2026, an increase of $31.4 million, or 15.5%, from the nine months ended September 30, 2025. The increase was largely attributable to the acquisition of Progressive during the quarter ended March 31, 2026.
•Allowance for credit losses of 0.95% of total loans held for investment, compared to 0.94% as of December 31, 2025, and a ratio of nonperforming loans to total loans held for investment of 1.24%, for both September 30, 2026 and December 31, 2025.
•Earnings per common share for the first nine months of 2026 of $2.10 per basic common share and $2.08 per diluted common share, compared to $2.09 per basic common share and $2.08 per diluted common share for the first nine months of 2025.
•Return on average assets of 1.03% over the first nine months of 2026, compared to 1.05% for the first nine months of 2025.
•Return on average common equity of 9.78% over the first nine months of 2026, compared to 10.74% for the first nine months of 2025.

•Capital ratios for Tier 1 Leverage, Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based Capital of 10.36%, 10.29%, 11.31% and 13.55%, respectively, compared to 10.08%, 9.94%, 11.00% and 12.93% at December 31, 2025.
•Book value per common share of $28.77, an increase of 2.9% from $27.95 at December 31, 2025.
Results of Operations for the Three and Nine Months Ended September 30, 2026, and 2025
Performance Summary
For the three months ended September 30, 2026, net income available to common shareholders was $23.2 million, or $0.71 per basic and diluted common share, compared to net income available to common shareholders of $21.5 million, or $0.73 per basic and diluted common share, for the three months ended September 30, 2025. Return on average assets, on an annualized basis, decreased to 1.04% for the three months ended September 30, 2026, from 1.08% for the three months ended September 30, 2025. Return on average common equity, on an annualized basis, decreased to 9.75% for the three months ended September 30, 2026, as compared to 10.80% for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, net income available to common shareholders was $68.2 million, or $2.10 per basic common share and $2.08 per diluted common share, compared to net income available to common shareholders of $61.5 million, or $2.09 per basic common share and $2.08 per diluted common share, for the nine months ended September 30, 2025. Return on average assets, on an annualized basis, decreased to 1.03% for the nine months ended September 30, 2026, from 1.05% for the nine months ended September 30, 2025. Return on average common equity, on an annualized basis, decreased to 9.78% for the nine months ended September 30, 2026, as compared to 10.74% for the nine months ended September 30, 2025.
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
For the three months ended September 30, 2026, net interest income totaled $80.7 million, and net interest margin and net interest spread were 3.86% and 3.09%, respectively, compared to $69.3 million, 3.68%, and 2.85%, respectively, for the three months ended September 30, 2025. The average yield on the loan portfolio was 6.74% for the three months ended September 30, 2026, compared to 7.01% for the three months ended September 30, 2025, and the average yield on total interest-earning assets was 6.10% for the three months ended September 30, 2026, compared to 6.31% for the three months ended September 30, 2025. For the three months ended September 30, 2026, overall cost of funds (which includes noninterest-bearing deposits) decreased 41 basis points compared to the three months ended September 30, 2025.
For the nine months ended September 30, 2026, net interest income totaled $233.7 million, and net interest margin and net interest spread were 3.75% and 3.00%, respectively, compared to $202.3 million, 3.68%, and 2.88%, respectively, for the nine months ended September 30, 2025. The average yield on the loan portfolio was 6.66% for the nine months ended September 30, 2026, compared to 6.99% for the nine months ended September 30, 2025, and the average yield on total interest-earning assets was 6.03% for the nine months ended September 30, 2026, compared to 6.32% for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, overall cost of funds (which includes noninterest-bearing deposits) decreased 37 basis points compared to the nine months ended September 30, 2025.

The following tables present, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three and nine months ended September 30, 2026, and 2025, interest income not recognized on nonaccrual loans was not material. Any nonaccrual loans have been included in the tables as loans carrying a zero yield. The average total loans reflected below are net of deferred loan fees and discounts. Acquired loans were recorded at fair value at acquisition and accrete/amortize discounts and premiums as an adjustment to yield. Averages presented in the tables below, and throughout this report, are daily averages.

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands) (Unaudited)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
Assets
Interest-earning assets:
Total loans	$6,670,021	$113,263	6.74%	$6,036,622	$106,662	7.01%
Securities	1,054,664	9,207	3.46	978,502	7,554	3.06
Securities purchased under agreements to resell	32,316	359	4.41	25,490	330	5.14
Interest-bearing deposits in other banks	533,251	4,688	3.49	419,413	4,142	3.92
Total interest-earning assets	8,290,252	127,517	6.10	7,460,027	118,688	6.31
Allowance for loan losses	(62,716)			(58,468)
Noninterest-earning assets	617,511			519,600
Total assets	$8,845,047	$127,517		$7,921,159	$118,688
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,729,786	$41,511	2.87%	$5,122,136	$43,358	3.36%
Subordinated debt	114,250	1,874	6.51	92,624	1,235	5.29
Subordinated debt - trust preferred securities	9,682	185	7.56	5,000	100	7.93
Advances from FHLB	300,381	3,120	4.12	424,287	4,547	4.25
Other borrowings	24,958	163	2.59	26,176	172	2.61
Total interest-bearing liabilities	6,179,057	46,853	3.01	5,670,223	49,412	3.46
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,573,300			1,315,064
Other liabilities	76,427			73,794
Total noninterest-bearing liabilities	1,649,727			1,388,858
Shareholders' equity:
Common shareholders' equity	944,333			790,148
Preferred equity	71,930			71,930
Total shareholders' equity	1,016,263			862,078
Total liabilities and shareholders' equity	$8,845,047			$7,921,159
Net interest rate spread (1)			3.09%			2.85%
Net interest income		$80,664			$69,276
Net interest margin (2)			3.86%			3.68%
Overall cost of funds			2.40%			2.81%
____________________________
(1)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)Net interest margin is equal to net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands) (Unaudited)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate
Assets
Interest-earning assets:
Total loans	$6,708,583	$334,189	6.66%	$6,001,647	$313,682	6.99%
Securities	1,062,728	26,773	3.37	946,961	21,074	2.98
Securities purchased under agreements to resell	29,906	996	4.45	35,740	1,382	5.17
Interest-bearing deposits in other banks	533,540	13,703	3.43	361,760	11,093	4.10
Total interest-earning assets	8,334,757	375,661	6.03	7,346,108	347,231	6.32
Allowance for loan losses	(62,191)			(56,718)
Noninterest-earning assets	613,518			536,438
Total assets	$8,886,084	$375,661		$7,825,828	$347,231
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,783,862	$125,520	2.90%	$5,103,928	$127,343	3.34%
Subordinated debt	106,303	4,872	6.13	94,169	3,732	5.30
Subordinated debt - trust preferred securities	10,334	516	6.68	5,000	299	8.03
Advances from FHLB	346,337	10,615	4.10	411,444	13,136	4.27
Other borrowings	22,416	435	2.59	21,699	420	2.59
Total interest-bearing liabilities	6,269,252	141,958	3.03	5,636,240	144,930	3.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,537,842			1,284,745
Other liabilities	74,515			67,954
Total noninterest-bearing liabilities	1,612,357			1,352,699
Shareholders' equity:
Common shareholders' equity	932,545			764,959
Preferred equity	71,930			71,930
Total shareholders' equity	1,004,475			836,889
Total liabilities and shareholders' equity	$8,886,084			$7,825,828
Net interest rate spread (1)			3.00%			2.88%
Net interest income		$233,703			$202,301
Net interest margin (2)			3.75%			3.68%
Overall cost of funds			2.43%			2.80%
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

	For the Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025
	Increase (Decrease) due to change in
(Dollars in thousands) (Unaudited)	Volume	Rate	Total
Interest-earning assets:
Total loans	$10,756	$(4,155)	$6,601
Securities	665	988	1,653
Securities purchased under agreements to resell	76	(47)	29
Interest-bearing deposits in other banks	1,001	(455)	546
Total increase (decrease) in interest income	$12,498	$(3,669)	$8,829
Interest-bearing liabilities:
Interest-bearing deposits	$4,402	$(6,249)	$(1,847)
Subordinated debt	355	284	639
Subordinated debt - trust preferred securities	89	(4)	85
Advances from FHLB	(1,287)	(140)	(1,427)
Other borrowings	(8)	(1)	(9)
Total increase (decrease) in interest expense	$3,551	$(6,110)	$(2,559)
Increase in net interest income	$8,947	$2,441	$11,388

	For the Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025
	Increase (Decrease) due to change in
(Dollars in thousands) (Unaudited)	Volume	Rate	Total
Interest-earning assets:
Total loans	$35,216	$(14,709)	$20,507
Securities	2,917	2,782	5,699
Securities purchased under agreements to resell	(194)	(192)	(386)
Interest-bearing deposits in other banks	4,412	(1,802)	2,610
Total increase (decrease) in interest income	$42,351	$(13,921)	$28,430
Interest-bearing liabilities:
Interest-bearing deposits	$14,756	$(16,579)	$(1,823)
Subordinated debt	556	584	1,140
Subordinated debt - trust preferred securities	266	(49)	217
Advances from FHLB	(1,995)	(526)	(2,521)
Other borrowings	14	1	15
Total increase (decrease) in interest expense	$13,597	$(16,569)	$(2,972)
Increase in net interest income	$28,754	$2,648	$31,402
Provision for Credit Losses

Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $1.9 million for the three months ended September 30, 2026, and $3.2 million for the same period in 2025. For the nine months ended September 30, 2026, and 2025, the provision for credit losses was $6.2 million and $8.2 million, respectively. The lower provision for the three and nine months ended September 30, 2026, compared to the same period in 2025 is primarily the result of lower specific reserve estimates and purchased credit deterioration reserves for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.
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

	For the Three Months Ended September 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,340	$2,565	$775
Debit card and ATM fee income	2,380	1,915	465
Cash value of life insurance income	979	802	177
Gain on sales of loans	814	624	190
(Loss) gain on sales of investment securities	(21)	77	(98)
Fees and brokerage commissions	2,458	1,880	578
Swap fee income	626	1,065	(439)
Pass-through (loss) income from other investments	(135)	133	(268)
Other	2,071	2,610	(539)
Total noninterest income	$12,512	$11,671	$841

	For the Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,679	$8,058	$1,621
Debit card and ATM fee income	7,101	5,731	1,370
Cash value of life insurance income	2,712	2,368	344
Gain on sales of loans	3,738	2,661	1,077
Gain on sales of investment securities	53	29	24
Fees and brokerage commissions	7,106	6,008	1,098
Gain on sale of banking center	—	3,360	(3,360)
Gain on extinguishment/redemption of debt	545	630	(85)
Swap fee income	2,548	2,612	(64)
Pass-through income from other investments	14	638	(624)
Other	7,033	7,217	(184)
Total noninterest income	$40,529	$39,312	$1,217
Total noninterest income increased $841,000, or 7.2%, from the three months ended September 30, 2025, mainly attributable to increases in service charges on deposit accounts of $775,000, or 30.2%, and debit card and ATM fee income of $465,000, or 24.3%, with both increases a result of increased activity from the Progressive acquisition, coupled with fees and brokerage commissions of $578,000, or 30.7%, partially offset by a decrease in swap fee income of $439,000, or 41.2%, compared to the three months ended September 30, 2025.
Total noninterest income increased $1.2 million, or 3.1%, from the nine months ended September 30, 2025, mainly attributable to increases in service charges on deposit accounts of $1.6 million, or 20.1%, and debit card and ATM fee income of $1.4 million, or 23.9%, with both increases a result of increased activity from the Progressive acquisition. The increase is also attributable to increases in gain on sales of loans of $1.1 million, or 40.5%, and fees and brokerage commissions of $1.1 million, or 18.3%. This increase is somewhat offset by the gain on the sale of our Kaplan banking center in 2025 with no such sale in 2026.
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
The following tables present, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Salaries and employee benefits	$32,582	$27,613	$4,969
Non-staff expenses:
Occupancy and equipment expense	10,078	7,284	2,794
Advertising and promotions	2,064	1,205	859
Communications	773	582	191
Ad valorem shares tax	978	1,125	(147)
Data processing	3,084	3,972	(888)
Directors' fees	308	261	47
Insurance	188	420	(232)
Legal and professional fees	1,236	1,024	212
Office supplies and printing	268	286	(18)
Regulatory assessments	1,209	1,142	67
Merger and conversion related expenses	1,395	477	918
Other	6,302	3,491	2,811
Total noninterest expense	$60,465	$48,882	$11,583

	For the Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	2026	2025	Increase (Decrease)
Salaries and employee benefits	$98,741	$85,427	$13,314
Non-staff expenses:
Occupancy and equipment expense	26,479	21,802	4,677
Advertising and promotions	6,178	3,584	2,594
Communications	2,063	1,763	300
Ad valorem shares tax	2,933	3,375	(442)
Data processing	10,113	12,529	(2,416)
Directors' fees	815	733	82
Insurance	1,031	1,248	(217)
Legal and professional fees	3,982	3,130	852
Office supplies and printing	859	897	(38)
Regulatory assessments	3,727	3,332	395
Merger and conversion related expenses	3,075	937	2,138
Other	17,465	11,909	5,556
Total noninterest expense	$177,461	$150,666	$26,795
Total noninterest expense increased $11.6 million, or 23.7%, from the three months ended September 30, 2025, primarily attributed to increases in salaries and employee benefits of $5.0 million, or 18.0%, and in occupancy and equipment of $2.8 million, or 38.4%, with these increases primarily attributable to increased headcount and properties from the Progressive acquisition coupled with a lease termination fee recorded during 2026.
Total noninterest expense increased $26.8 million, or 17.8%, from the nine months ended September 30, 2025, primarily attributed to increases in salaries and employee benefits of $13.3 million, or 15.6%, occupancy and equipment of $4.7 million, or 21.5%, advertising and promotions of $2.6 million, or 72.4%, and merger and conversion related expenses of $2.1 million, or 228.2%, which were partially offset by a decrease in data processing fees of $2.4 million, or 19.3%. The increases in these categories were largely attributable to the acquisition of Progressive and a lease termination fee recorded during 2026.
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
For the three months ended September 30, 2026, income tax expense totaled $6.2 million, an increase of $195,000, or 3.2%, compared to $6.0 million for the same period in 2025. Our effective tax rates for the three months ended September 30, 2026, and 2025 were 20.2% and 20.9%, respectively.
For the nine months ended September 30, 2026, income tax expense totaled $18.3 million, an increase of $1.0 million, or 6.1%, compared to $17.2 million for the same period in 2025. Our effective tax rates for the nine months ended September 30, 2026, and 2025 were 20.2% and 20.8%, respectively.
Financial Condition
Our total assets increased $741.2 million, or 9.0%, from December 31, 2025, to September 30, 2026, primarily due to the acquisition of Progressive.

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
As of September 30, 2026, total loans, excluding mortgage loans held for sale, were $6.8 billion, a $591.4 million increase, or 9.6%, compared to $6.2 billion as of December 31, 2025. Additionally, $254,000 and $1.1 million in loans were classified as loans held for sale as of September 30, 2026, and December 31, 2025, respectively.
In June 2026, we sold $95.3 million in loans that were acquired from Progressive, including $54.7 million of residential mortgages and $40.6 million commercial real estate loans. As part of the sale, we will retain the servicing of these loans.
Total loans held for investment as a percentage of total deposits were 91.9% and 92.4% as of September 30, 2026, and December 31, 2025, respectively. Total loans held for investment as a percentage of total assets were 75.7% and 75.3% as of September 30, 2026, and December 31, 2025, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated.

	As of September 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial
Real estate rental and leasing	$1,640,790	24.2%	$1,456,484	23.5%
Accommodation and food services	271,769	4.0	247,951	4.0
Other services (except public administration)	158,025	2.3	160,548	2.6
Health care and social assistance	120,685	1.8	121,850	2.0
Finance and insurance	94,134	1.4	84,592	1.4
Construction	78,873	1.2	63,931	1.0
Manufacturing	49,384	0.7	73,369	1.2
Agriculture, forestry, fishing and hunting	68,726	1.0	42,730	0.7
Transportation and warehousing	16,204	0.2	22,070	0.4
Other	398,117	5.9	337,754	5.4
Total Commercial	2,896,707	42.7	2,611,279	42.2
Construction	774,170	11.4	639,069	10.3
Residential	1,048,400	15.5	944,065	15.3
Total Real Estate Loans	4,719,277	69.6	4,194,413	67.8
Commercial	1,990,998	29.4	1,921,833	31.0
Consumer and Other	70,612	1.0	73,244	1.2
Total loans held for investment	$6,780,887	100.0%	$6,189,490	100.0%

The following table summarizes our commercial real estate loan portfolio by region as of the dates indicated.

	As of September 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate loans:
Dallas Region	$693,140	23.9%	$720,436	27.6%
New Orleans Region	525,260	18.1	505,447	19.3
North Louisiana Region	702,572	24.3	454,909	17.4
Capitol Region	314,402	10.9	323,420	12.4
Houston Region	227,072	7.8	240,422	9.2
Southwest Louisiana Region	342,496	11.8	280,889	10.8
Bayou Region	91,765	3.2	85,756	3.3
Total commercial real estate loans	$2,896,707	100.0%	$2,611,279	100.0%
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
Real Estate: Commercial loans increased $285.4 million, or 10.9%, to $2.9 billion as of September 30, 2026, from $2.6 billion as of December 31, 2025.
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
Real Estate: Construction loans increased $135.1 million, or 21.1%, to $774.2 million as of September 30, 2026, from $639.1 million as of December 31, 2025.
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
Real Estate: Residential loans increased $104.3 million, or 11.1%, to $1.0 billion as of September 30, 2026, from $944.1 million as of December 31, 2025.
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

Commercial loans increased $69.2 million, or 3.6%, to $2.0 billion as of September 30, 2026, from $1.9 billion as of December 31, 2025.
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
Consumer and other loans decreased $2.6 million, or 3.6%, to $70.6 million as of September 30, 2026, from $73.2 million as of December 31, 2025.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of the date indicated are summarized in the following table:

	As of September 30, 2026
(Dollars in thousands) (Unaudited)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Real Estate Loans:
Commercial	$780,545	$1,677,415	$391,496	$47,251	$2,896,707
Construction	290,730	367,811	83,015	32,614	774,170
Residential	268,071	410,196	197,213	172,920	1,048,400
Total Real Estate Loans	1,339,346	2,455,422	671,724	252,785	4,719,277
Commercial	914,161	858,624	205,749	12,464	1,990,998
Consumer and Other	39,905	24,570	5,995	142	70,612
Total loans held for investment	$2,293,412	$3,338,616	$883,468	$265,391	$6,780,887

Total fixed rate loans	$1,044,381	$1,677,964	$417,696	$55,395	$3,195,436
Total floating rate loans	1,249,031	1,660,652	465,772	209,996	3,585,451
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
We believe our conservative lending approach and focused management of nonperforming assets have resulted in sound asset quality and the timely resolution of problem assets. We had $108.8 million and $89.7 million in nonperforming assets as of September 30, 2026, and December 31, 2025, respectively. We had $84.1 million in nonperforming loans as of September 30, 2026, compared to $76.7 million as of December 31, 2025. The increase in nonperforming assets from December 31, 2025 to September 30, 2026 is primarily due to adding three commercial lending relationships to nonaccrual status coupled with the addition of a Texas other real estate owned property.

The following tables present information regarding nonperforming assets at the dates indicated:

(Dollars in thousands)	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans	$80,363	$74,471
Accruing loans 90 or more days past due	3,701	2,215
Total nonperforming loans	84,064	76,686
Other nonperforming assets	—	—
Other real estate owned:
Commercial real estate, construction, land and land development	23,528	12,192
Residential real estate	1,233	821
Total other real estate owned	24,761	13,013
Total nonperforming assets	$108,825	$89,699
Ratio of nonperforming loans to total loans held for investment	1.24%	1.24%
Ratio of nonperforming assets to total assets	1.22	1.09
Ratio of nonaccrual loans to total loans held for investment	1.19	1.20

(Dollars in thousands)	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Nonaccrual loans by category:
Real Estate Loans:
Commercial	$18,245	$36,252
Construction	8,608	4,539
Residential	14,364	10,144
Total Real Estate Loans	41,217	50,935
Commercial	38,909	23,370
Consumer and Other	237	166
Total	$80,363	$74,471
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
As of September 30, 2026, the allowance for credit losses totaled $64.3 million, or 0.95%, of total loans held for investment. As of December 31, 2025, the allowance for credit losses totaled $58.1 million, or 0.94%, of total loans held for investment.

The following tables present, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

(Dollars in thousands)	As of and For the Nine Months Ended September 30, 2026 (Unaudited)	As of and For the Year Ended December 31, 2025
Average loans outstanding	$6,708,583	$6,023,214
Gross loans held for investment outstanding end of period	$6,780,887	$6,189,490
Allowance for credit losses at beginning of period	$58,136	$58,528
Adjustment for Progressive purchased credit deterioration loans	9,264	—
Provision for credit losses	6,207	11,318
Charge-offs:
Real Estate:
Commercial	1,877	4,116
Construction	147	20
Residential	162	242
Total Real Estate	2,186	4,378
Commercial	6,763	6,768
Consumer and other	1,150	1,991
Total charge-offs	10,099	13,137
Recoveries:
Real Estate:
Commercial	112	30
Construction	4	211
Residential	69	33
Total Real Estate	185	274
Commercial	400	839
Consumer and other	173	314
Total recoveries	758	1,427
Net charge-offs	9,341	11,710
Allowance for credit losses at end of period	$64,266	$58,136
Ratio of allowance for credit losses to end of period loans held for investment	0.95%	0.94%
Ratio of net charge-offs to average loans	0.14	0.19
Ratio of allowance for credit losses to nonaccrual loans	79.97	78.07

	As of and For the Nine Months Ended September 30, 2026 (Unaudited)		As of and For the Year Ended December 31, 2025		As of and For the Nine Months Ended September 30, 2025 (Unaudited)
(Dollars in thousands)	Net Charge-offs	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans	Net Charge-offs (Recoveries)	Percent of Average Loans
Real estate:
Commercial	$1,765	0.03%	$4,086	0.07%	$1,668	0.03%
Construction	143	0.00	(191)	0.00	(180)	0.00
Residential	93	0.00	209	0.00	215	0.00
Total Real Estate Loans	2,001	0.03	4,104	0.07	1,703	0.03
Commercial	6,363	0.10	5,929	0.10	1,874	0.03
Consumer and Other	977	0.01	1,677	0.02	1,289	0.02
Total net charge-offs	$9,341	0.14%	$11,710	0.19%	$4,866	0.08%
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

	As of September 30, 2026 (Unaudited)		As of December 31, 2025		As of September 30, 2025 (Unaudited)
(Dollars in thousands)	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Real estate:
Commercial	$23,886	37.2%	$23,806	40.9%	$18,741	30.3%
Construction	6,247	9.7	4,416	7.6	9,475	15.3
Residential	6,575	10.2	7,732	13.3	8,622	13.9
Total real estate	36,708	57.1	35,954	61.8	36,838	59.5
Commercial	27,065	42.1	21,618	37.2	24,491	39.6
Consumer and Other	493	0.8	564	1.0	553	0.9
Total allowance for credit losses	$64,266	100.0%	$58,136	100.0%	$61,882	100.0%
Securities
We use our securities portfolio to provide a source of liquidity, an appropriate return on funds invested, manage interest rate risk, meet collateral requirements, and meet regulatory capital requirements. As of September 30, 2026, the carrying amount of investment securities totaled $986.7 million, a decrease of $2.5 million, or 0.3%, compared to $989.2 million as of December 31, 2025. The decrease was primarily due to unrealized losses in our investment portfolio, partially offset by securities added through the Progressive acquisition. Securities represented 11.0% and 12.0% of total assets as of September 30, 2026, and December 31, 2025, respectively.
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

	As of September 30, 2026
(Dollars in thousands) (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$19,684	$—	$237	$19,447
U.S. government agencies	250	—	1	249
Corporate bonds	87,062	142	2,016	85,188
Mortgage-backed securities	694,677	169	43,191	651,655
Municipal securities	254,650	6	24,491	230,165
Total	$1,056,323	$317	$69,936	$986,704

	As of December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$17,571	$—	$293	$17,278
U.S. government agencies	10,070	—	196	9,874
Corporate bonds	38,324	377	1,639	37,062
Mortgage-backed securities	674,211	3,153	27,273	650,091
Municipal securities	291,256	536	16,868	274,924
Total	$1,031,432	$4,066	$46,269	$989,229
All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio as of September 30, 2026.

The allowance for credit losses encompasses potential expected credit losses related to the securities portfolio. In order to develop an estimate of credit losses expected for the current securities portfolio, we perform an assessment that includes reviewing historical loss data for both our portfolio and similar types of investment securities. Additionally, our review of the securities portfolio for expected credit losses includes an evaluation of factors including the security issuer bond ratings, delinquency status, insurance or other available credit support, as well as our expectations of the forecasted economic outlook relevant to these securities. The results of the analysis are evaluated quarterly to confirm that credit loss estimates are appropriate for the securities portfolio. Based on our assessments, expected credit losses on the investment securities portfolio as of both September 30, 2026 and December 31, 2025, was negligible and therefore, no allowance for credit loss was recorded related to our investment securities.
As of September 30, 2026, and December 31, 2025, the Company held other equity securities of $40.0 million and $49.3 million, respectively, comprised mainly of FHLB stock, SBICs and Fintech fund investments.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2026, were $7.4 billion, an increase of $678.2 million, or 10.1%, compared to $6.7 billion as of December 31, 2025. Total uninsured deposits were $3.6 billion, or 49.0% of total deposits as of September 30, 2026 compared to $2.9 billion, or 43.2%, of total deposits as of December 31, 2025. Since it is not reasonably practical to provide a precise measure of uninsured deposits, the amounts are estimated and are based on the same methodologies and assumptions that are used for regulatory reporting requirements for the call report.

Noninterest-bearing deposits as of September 30, 2026, were $1.6 billion, compared to $1.3 billion as of December 31, 2025, an increase of $283.6 million, or 21.5%.
Average deposits for the nine months ended September 30, 2026, were $7.3 billion, an increase of $891.0 million, or 13.9%, over the full year average for the year ended December 31, 2025, of $6.4 billion. The increase was largely attributable to the impact of the acquisition of Progressive on January 1, 2026. The average rate paid on total interest-bearing deposits decreased over this period from 3.29% for the year ended December 31, 2025, to 2.90% for the nine months ended September 30, 2026. In addition, noninterest-bearing demand accounts served to reduce the cost of deposits to 2.29% for the nine months ended September 30, 2026, compared to 2.63% for the year ended December 31, 2025.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2026 (Unaudited)		For the Year Ended December 31, 2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand accounts	$896,613	2.24%	$807,107	2.54%
Negotiable order of withdrawal ("NOW") accounts	379,046	2.06	303,167	2.51
Limited access money market accounts and savings	3,167,725	2.88	2,601,497	3.24
Certificates and other time deposits > $250k	731,102	3.86	783,326	4.19
Certificates and other time deposits < $250k	609,376	3.36	639,425	3.70
Total interest-bearing deposits	5,783,862	2.90	5,134,522	3.29
Noninterest-bearing demand accounts	1,537,842	—	1,296,162	—
Total deposits	$7,321,704	2.29%	$6,430,684	2.63%
The ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2026, and the year ended December 31, 2025, was 21.0% and 20.2%, respectively.
Federal Funds Purchased Lines of Credit Relationships
We maintain Federal Funds Purchased Lines of Credit Relationships with the following correspondent banks with limits as of September 30, 2026:

(Dollars in thousands)	Fed Funds Purchase Limits
TIB National Association	$45,000
PNC Bank	38,000
FNBB	35,000
First Horizon Bank	17,000
ServisFirst Bank	10,000
Total	$145,000
We had no outstanding balances on these lines at both September 30, 2026 and December 31, 2025.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to utilize funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2026, and the year ended

December 31, 2025, liquidity needs were primarily met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. In addition, we also utilize, or have available, brokered deposits, purchased funds from correspondent banks, the Federal Reserve discount window, and overnight advances from the FHLB. As of September 30, 2026, and December 31, 2025, we maintained five federal funds purchased lines of credit with correspondent banks which provided for extensions of credit with an availability to borrow up to an aggregate of $145.0 million. There were no funds drawn under these lines of credit at September 30, 2026, and December 31, 2025. We had an additional $1.6 billion and $1.2 billion of availability through the FHLB as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, we had $1.1 billion and $967.3 million, respectively, of availability through the Federal Reserve Discount Window.
As of September 30, 2026, we had outstanding $2.1 billion in commitments to extend credit and $54.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2025, we had outstanding $1.7 billion in commitments to extend credit and $51.2 million in commitments associated with outstanding standby and commercial letters of credit. Because commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. See “Off Balance Sheet Items” below for additional information.
As of September 30, 2026, and December 31, 2025 we had cash and cash equivalents, including federal funds sold and securities purchased under agreements to resell, of $680.0 million and $609.2 million, respectively. We had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature for either period.
Capital Resources
Total shareholders’ equity increased to $1.0 billion as of September 30, 2026, compared to $896.9 million as of December 31, 2025, an increase of $105.6 million, or 11.8%. This increase was primarily due to stock issued to complete the acquisition of Progressive of $83.4 million coupled with net income of $72.3 million, with this increase offset by other comprehensive losses of $21.6 million resulting from the after-tax effect of unrealized losses in our investment securities portfolio, repurchased shares of $13.9 million and dividends paid on preferred stock and common stock of $18.7 million.
On October 22, 2026, our Board declared a quarterly dividend in the amount of $18.75 per preferred share to the preferred shareholders of record as of November 15, 2026. The dividend is to be paid on November 30, 2026, or as soon as practicable thereafter.
On October 22, 2026, our Board declared a quarterly dividend based upon our financial performance for the three months ended September 30, 2026, in the amount of $0.15 per common share to the common shareholders of record as of November 15, 2026. The dividend is to be paid on November 30, 2026, or as soon as practicable thereafter.
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
Capital management consists of providing equity to support current and future operations. Banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the holding company and bank levels. As of September 30, 2026, and December 31, 2025, we and b1BANK were in compliance with all applicable regulatory capital requirements, and b1BANK was classified as “well-capitalized,” for purposes of prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all applicable regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and b1BANK as of the dates indicated.

	As of September 30, 2026 (Unaudited)		As of December 31, 2025
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Business First
Total capital (to risk weighted assets)	$1,081,902	13.55%	$939,331	12.93%
Tier 1 capital (to risk weighted assets)	903,386	11.31	799,527	11.00
Common Equity Tier 1 capital (to risk weighted assets)	821,767	10.29	722,597	9.94
Tier 1 Leverage capital (to average assets)	903,386	10.36	799,527	10.08

b1BANK
Total capital (to risk weighted assets)	$1,055,005	13.23%	$930,600	12.82%
Tier 1 capital (to risk weighted assets)	990,739	12.42	872,464	12.02
Common Equity Tier 1 capital (to risk weighted assets)	990,739	12.42	872,464	12.02
Tier 1 Leverage capital (to average assets)	990,739	11.37	872,464	11.01
FHLB Advances
Advances from the FHLB totaled approximately $334.2 million and $431.2 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.18% and 4.02%, respectively, and mature within ten years.
Contractual Obligations
The following tables summarize contractual obligations and other commitments to make future payments as of September 30, 2026, and December 31, 2025 (other than non-maturity deposit obligations), which consist of future cash payments associated with our contractual obligations pursuant to our FHLB advances, subordinated debt, revolving line of credit, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $334.2 million and $431.2 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, and December 31, 2025, the FHLB advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average stated rate of 4.18% and 4.02%, respectively, and mature within ten years. Subordinated debt totaled $114.3 million and $92.5 million at September 30, 2026 and December 31, 2025, respectively, including premium. During the second quarter of 2026, we completed an $85.0 million private placement of subordinated debt with a fixed rate of 6.50% through March 30, 2031, and a floating rate, based on a benchmark rate plus 300 basis points, thereafter through maturity in 2036. We have an additional $25.0 million of subordinated debt which bears interest at a fixed rate of 6.75% through December 31, 2028 and a floating rate, based on a benchmark rate plus 369 basis points, thereafter through maturity in 2033. During the second quarter of 2026, we redeemed $66.9 million in outstanding subordinated notes including the recognition of a $545,000 gain. As part of the APC acquisition, we issued $4.3 million of subordinated notes with a fixed rate of 6.50% through June 30, 2031, and a floating rate, based on a benchmark rate plus 300 basis points, thereafter through maturity in 2036. We acquired two additional trust preferred securities as part of the Progressive acquisition totaling $5.2 million. Of the trust preferred securities, $4.0 million bears an adjustable interest rate plus 1.45%, based on a benchmark rate, adjusting quarterly, until maturity on December 15, 2037, and $1.2 million bears an adjustable rate plus 3.58%, based on a benchmark rate, adjusting quarterly, until maturity on July 31, 2031. As part of valuing these two trust preferred securities from Progressive, we incurred a fair value adjustment of $555,000 and will amortize this over 12 years, with $521,000 remaining at September 30, 2026.

	As of September 30, 2026
(Dollars in thousands) (Unaudited)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$7,199	$10,419	$5,730	$4,009	$27,357
Time deposits	946,867	218,784	7,768	—	1,173,419
Subordinated debt	—	—	—	114,250	114,250
Advances from FHLB	182,578	75,000	26,611	50,000	334,189
Subordinated debt - trust preferred securities	—	—	1,210	9,000	10,210
Securities sold under agreements to repurchase	24,896	—	—	—	24,896
Standby and commercial letters of credit	51,830	2,607	46	—	54,483
Commitments to extend credit	1,414,379	521,499	105,634	91,886	2,133,398
Total	$2,627,749	$828,309	$146,999	$269,145	$3,872,202

	As of December 31, 2025
(Dollars in thousands)	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
Non-cancelable future operating leases	$5,896	$10,510	$7,382	$6,383	$30,171
Time deposits	1,170,413	227,926	9,106	—	1,407,445
Subordinated debt	—	17,500	—	74,427	91,927
Advances from FHLB	256,200	100,000	25,000	50,000	431,200
Subordinated debt - trust preferred securities	—	—	—	5,000	5,000
Securities sold under agreements to repurchase	22,622	—	—	—	22,622
Standby and commercial letters of credit	47,671	3,486	86	—	51,243
Commitments to extend credit	1,121,371	405,515	97,958	71,259	1,696,103
Total	$2,624,173	$764,937	$139,532	$207,069	$3,735,711
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	11.50%	1.91%	7.81%	(3.73%)
+200	7.84	1.65	5.31	(2.36)
+100	4.02	1.19	2.69	(1.03)
Base	—	—	—	—
-100	(3.77)	(0.35)	(2.62)	0.89
-200	(7.56)	(1.70)	(5.09)	1.23
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
This discussion and analysis section includes certain non-GAAP financial measures (e.g., referenced as “core” or “tangible”) intended to supplement, not substitute for, comparable GAAP measures. These measures typically adjust income available to common shareholders for certain significant activities or transactions that in management’s opinion can distort period-to-period comparisons of the Company's performance. Transactions that are typically excluded from non-GAAP measures include realized and unrealized gains/losses on former bank premises and equipment, gains/losses on sales of securities, and acquisition-related expenses (including, but not limited to, legal costs, system conversion costs, severance and retention payments, etc.). The measures also typically adjust goodwill and certain intangible assets from book value and shareholders’ equity.
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

Core Net Income. Core net income available to common shareholders, which excludes certain income and expenses, for the three months ended September 30, 2026, was $26.0 million, or $0.79 per diluted common share, compared to core net income available to common shareholders of $21.2 million, or $0.72 per diluted common share, for the three months ended September 30, 2025. Notable noncore events impacting earnings for the three months ended September 30, 2026, included acquisition-related expenses of $3.5 million, compared to noncore events of $2.0 million in employee retention tax credits, offset by $1.2 million in acquisition-related expenses and core conversion expenses of $439,000 for the same period in 2025.
Core net income available to common shareholders, which excludes certain income and expenses, for the nine months ended September 30, 2026, was $73.4 million, or $2.24 per diluted common share, compared to core net income available to common shareholders of $60.0 million, or $2.03 per diluted common share, for the nine months ended September 30, 2025. Notable noncore events impacting earnings for the nine months ended September 30, 2026, included a gain on the redemption of debt of $545,000, offset by acquisition-related expenses of $6.9 million, compared to non core events of a $155,000 gain on sale of former bank premises, $3.4 million gain on the sale of a banking center, $630,000 gain on the extinguishment of debt and $2.0 million in employee retention tax credits, offset by $2.4 million in acquisition-related expenses and core conversion expenses of $1.7 million for the same period in 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Interest Income:
Interest income	$127,517	$118,688	$375,661	$347,231
Core interest income	127,517	118,688	375,661	347,231
Interest Expense:
Interest expense	46,853	49,412	141,958	144,930
Core interest expense	46,853	49,412	141,958	144,930
Provision for Credit Losses:
Provision for credit losses	1,938	3,183	6,207	8,220
Core provision expense	1,938	3,183	6,207	8,220
Other Income:
Other income	12,512	11,671	40,529	39,312
Gains on former bank premises and equipment	—	—	(28)	(155)
Losses (gains) on sale of securities	21	(77)	(53)	(29)
Gain on banking center sale	—	—	—	(3,360)
Gain on extinguishment/redemption of debt	—	—	(545)	(630)
Core other income	12,533	11,594	39,903	35,138
Other Expense:
Other expense	60,465	48,882	177,461	150,666
Acquisition-related expenses (2)	(3,538)	(1,157)	(6,934)	(2,406)
Core conversion expenses	—	(439)	—	(1,663)
Employee retention tax credit	—	1,997	—	1,997
Core other expense	56,927	49,283	170,527	148,594
Pre-Tax Income:
Pre-tax income	30,773	28,882	90,564	82,727
Gains on former bank premises and equipment	—	—	(28)	(155)
Losses (gains) on sale of securities	21	(77)	(53)	(29)
Gain on banking center sale	—	—	—	(3,360)
Gain on extinguishment/redemption of debt	—	—	(545)	(630)
Acquisition-related expenses (2)	3,538	1,157	6,934	2,406
Core conversion expenses	—	439	—	1,663
Employee retention tax credit	—	(1,997)	—	(1,997)
Core pre-tax income	34,332	28,404	96,872	80,625
(CONTINUED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Provision for Income Taxes: (1)
Provision for income taxes	6,221	6,026	18,273	17,225
Tax on gains on former bank premises and equipment	—	—	(6)	(33)
Tax on losses (gains) on sale of securities	5	(16)	(11)	(6)
Tax on gain on banking center sale	—	—	—	(833)
Tax on gain on extinguishment/redemption of debt	—	—	(115)	(133)
Tax on acquisition-related expenses (2)	743	157	1,301	403
Tax on core conversion expenses	—	93	—	352
Tax on employee retention tax credit	—	(422)	—	(422)
Core provision for income taxes	6,969	5,838	19,442	16,553
Preferred Dividends
Preferred dividends	1,351	1,351	4,051	4,051
Core preferred dividends	1,351	1,351	4,051	4,051
Net Income Available to Common Shareholders:
Net income available to common shareholders	23,201	21,505	68,240	61,451
Gains on former bank premises and equipment, net of tax	—	—	(22)	(122)
Losses (gains) on sale of securities, net of tax	16	(61)	(42)	(23)
Gain on banking center sale, net of tax	—	—	—	(2,527)
Gain on extinguishment/redemption of debt, net of tax	—	—	(430)	(497)
Acquisition-related expenses (2), net of tax	2,795	1,000	5,633	2,003
Core conversion expenses, net of tax	—	346	—	1,311
Employee retention tax credit, net of tax	—	(1,575)	—	(1,575)
Core net income available to common shareholders	$26,012	$21,215	$73,379	$60,021
Diluted Earnings Per Common Share:
Diluted earnings per common share	$0.71	$0.73	$2.08	$2.08
Gains on former bank premises and equipment, net of tax	—	—	—	—
Losses (gains) on sale of securities, net of tax	—	—	—	—
Gain on sale of banking center, net of tax	—	—	—	(0.09)
Gain on extinguishment/redemption of debt, net of tax	—	—	(0.01)	(0.02)
Acquisition-related expenses (2), net of tax	0.08	0.03	0.17	0.07
Core conversion expenses, net of tax	—	0.01	—	0.04
Employee retention tax credit, net of tax	—	(0.05)	—	(0.05)
Core diluted earnings per common share	$0.79	$0.72	$2.24	$2.03
____________________________
(1)Tax rates, exclusive of certain nondeductible acquisition-related expenses and goodwill, utilized were 21.129% for both 2026 and 2025. These rates approximate the marginal tax rates for the applicable periods.
(2)Includes merger and conversion-related expenses, salary and other incremental merger-related expense.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents tangible book value per common share compared to book value per common share:

(Dollars in thousands, except per share data) (Unaudited)	As of September 30, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$1,002,516	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	930,586	824,953
Adjustments:
Goodwill	(131,743)	(121,146)
Core deposit and customer intangibles	(31,983)	(14,497)
Total tangible common equity	$766,860	$689,310
Common shares outstanding (1)	32,345,723	29,510,668
Book value per common share (1)	$28.77	$27.95
Tangible book value per common share (1)	23.71	23.36
____________________________
(1)Excludes the dilutive effect, if any, of 208,611 and 149,240 shares of common stock issuable upon exercise of outstanding stock options and restricted stock awards as of September 30, 2026 and December 31, 2025, respectively.
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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

(Dollars in thousands, except per share data) (Unaudited)	As of September 30, 2026	As of December 31, 2025
Tangible Common Equity
Total shareholders' equity	$1,002,516	$896,883
Preferred stock	(71,930)	(71,930)
Total common shareholders' equity	930,586	824,953
Adjustments:
Goodwill	(131,743)	(121,146)
Core deposit and customer intangibles	(31,983)	(14,497)
Total tangible common equity	$766,860	$689,310
Tangible Assets
Total Assets	$8,955,962	$8,214,740
Adjustments:
Goodwill	(131,743)	(121,146)
Core deposit and customer intangibles	(31,983)	(14,497)
Total tangible assets	$8,792,236	$8,079,097
Common Equity to Total Assets	10.39%	10.04%
Tangible Common Equity to Tangible Assets	8.72	8.53
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
Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors. We use our asset liability management policy and contingency funding plan to control and manage liquidity risk.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2025, our board of directors approved a stock repurchase program authorizing Business First to repurchase shares of its common stock having an aggregate purchase price of up to $30.0 million from time to time, subject to applicable limitations and conditions. The program became effective immediately and was scheduled to continue until October 28, 2027, unless completed, terminated or superseded earlier. The program did not obligate Business First to repurchase any shares of its common stock.

Business First repurchased 204,160 shares of its common stock for an aggregate purchase price of approximately $6.3 million under the 2025 stock repurchase program between July 1, 2026, and September 30, 2026. As of September 30, 2026, approximately $12.4 million remained available for repurchases under that program.

Our board of directors approved a new stock repurchase program authorizing Business First to repurchase shares of its common stock having an aggregate purchase price of up to $30.0 million. The new program became effective on October 29, 2026, and replaced and superseded the 2025 stock repurchase program. Accordingly, upon the effectiveness of the new program, the approximately $12.4 million of unused repurchase authority remaining under the 2025 program was terminated and is no longer available.

The new stock repurchase program will continue until October 28, 2028, unless completed, suspended or terminated earlier. The new program does not obligate Business First to repurchase any particular number of shares or any shares at all. The timing and amount of any repurchases will depend on market conditions, applicable legal requirements and other considerations.

The following table presents information concerning purchases of Business First common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1 through July 31, 2026	—	—	—	18,706
August 1 through August 31, 2026	35,050	31.02	35,050	17,619
September 1 through September 30, 2026	169,110	30.76	169,110	12,416
Total	204,160	$30.81	204,160	$12,416
Item 3.    Defaults upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)Not applicable.
(b)Not applicable.
(c)During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

BUSINESS FIRST BANCSHARES, INC.

November 3, 2026	/s/ David R. Melville, III
David R. Melville, III
Chairman, President and Chief Executive Officer

November 3, 2026	/s/ Gregory Robertson
Gregory Robertson
Chief Financial Officer